Form 10-Q
period 2019-03-31
BANNER CORP
filed 2019-05-03
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ to ______________
 Commission File Number 000-26584
BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1691604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	[ ]	No	[x]

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	BANR	The NASDAQ Stock Market LLC
APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of April 30, 2019
Common Stock, $.01 par value per share	35,121,930 shares
Non-voting Common Stock, $.01 par value per share	39,192 shares

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

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
March 31, 2019 and December 31, 2018

ASSETS	March 31 2019	December 31 2018
Cash and due from banks	$218,458	$231,029
Interest bearing deposits	43,080	41,167
Total cash and cash equivalents	261,538	272,196
Securities—trading, amortized cost $27,203 and $27,203, respectively	25,838	25,896
Securities—available-for-sale, amortized cost $1,599,347 and $1,648,421, respectively	1,603,804	1,636,223
Securities—held-to-maturity, fair value $220,112 and $232,537, respectively	218,993	234,220
Total securities	1,848,635	1,896,339
Federal Home Loan Bank (FHLB) stock	27,063	31,955
Loans held for sale (includes $37.4 million and $164.8 million, at fair value, respectively)	45,865	171,031
Loans receivable	8,692,657	8,684,595
Allowance for loan losses	(97,308)	(96,485)
Net loans receivable	8,595,349	8,588,110
Accrued interest receivable	41,220	38,593
Real estate owned (REO), held for sale, net	2,611	2,611
Property and equipment, net	171,057	171,809
Goodwill	339,154	339,154
Other intangibles, net	30,647	32,924
Bank-owned life insurance (BOLI)	178,202	177,467
Deferred tax assets, net	69,642	75,020
Other assets	129,302	74,108
Total assets	$11,740,285	$11,871,317
LIABILITIES
Deposits:
Non-interest-bearing	$3,676,984	$3,657,817
Interest-bearing transaction and savings accounts	4,535,969	4,498,966
Interest-bearing certificates	1,163,276	1,320,265
Total deposits	9,376,229	9,477,048
Advances from FHLB	418,000	540,189
Other borrowings	121,719	118,995
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	113,917	114,091
Accrued expenses and other liabilities	158,669	102,061
Deferred compensation	40,560	40,338
Total liabilities	10,229,094	10,392,722
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 35,113,554 shares issued and outstanding at March 31, 2019; 35,107,839 shares issued and outstanding at December 31, 2018	1,337,592	1,336,030
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; 39,192 shares issued and outstanding at March 31, 2019; 74,933 shares issued and outstanding at December 31, 2018	794	1,406
Retained earnings	152,911	134,055
Carrying value of shares held in trust for stock-based compensation plans	(7,294)	(7,289)
Liability for common stock issued to stock related compensation plans	7,294	7,289
Accumulated other comprehensive loss	19,894	7,104
Total shareholders' equity	1,511,191	1,478,595
Total liabilities and shareholders' equity	$11,740,285	$11,871,317
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except shares and per share amounts)
For the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018
INTEREST INCOME:
Loans receivable	$115,455	$94,022
Mortgage-backed securities	10,507	7,331
Securities and cash equivalents	4,034	3,467
Total interest income	129,996	104,820
INTEREST EXPENSE:
Deposits	8,643	3,358
FHLB advances	3,476	677
Other borrowings	60	70
Junior subordinated debentures	1,713	1,342
Total interest expense	13,892	5,447
Net interest income	116,104	99,373
PROVISION FOR LOAN LOSSES	2,000	2,000
Net interest income after provision for loan losses	114,104	97,373
NON-INTEREST INCOME:
Deposit fees and other service charges	12,618	11,296
Mortgage banking operations	3,415	4,864
Bank-owned life insurance (BOLI)	1,276	853
Miscellaneous	804	1,037
	18,113	18,050
Net gain on sale of securities	1	4
Net change in valuation of financial instruments carried at fair value	11	3,308
Total non-interest income	18,125	21,362
NON-INTEREST EXPENSE:
Salary and employee benefits	54,640	50,067
Less capitalized loan origination costs	(4,849)	(4,011)
Occupancy and equipment	13,766	11,766
Information/computer data services	5,326	4,381
Payment and card processing expenses	3,984	3,700
Professional and legal expenses	2,434	4,428
Advertising and marketing	1,529	1,830
Deposit insurance	1,418	1,341
State/municipal business and use taxes	945	713
REO operations	(123)	439
Amortization of core deposit intangibles	2,052	1,382
Miscellaneous	6,744	5,670
	87,866	81,706
Acquisition-related expenses	2,148	—
Total non-interest expense	90,014	81,706
Income before provision for income taxes	42,215	37,029
PROVISION FOR INCOME TAXES	8,869	8,239
NET INCOME	$33,346	$28,790
Earnings per common share:
Basic	$0.95	$0.89
Diluted	$0.95	$0.89
Cumulative dividends declared per common share	$0.41	$0.35
Weighted average number of common shares outstanding:
Basic	35,050,376	32,397,568
Diluted	35,172,056	32,516,456
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018
NET INCOME	$33,346	$28,790
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) on available-for-sale securities arising during the period	16,656	(14,768)
Reclassification for net gains on available-for-sale securities realized in earnings	(1)	(2)
Changes in fair value of junior subordinated debentures related to instrument specific credit risk	174	(13,809)
Income tax related to other comprehensive income (loss)	(4,039)	6,802
Other comprehensive income (loss)	12,790	(21,777)
COMPREHENSIVE INCOME	$46,136	$7,013

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands, except shares)
For the Three Months Ended March 31, 2019 and the Year Ended December 31, 2018

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2018	32,726,485	$1,187,127	$90,535	$(5,036)	$1,272,626

Cumulative effect of reclassification of the instrument-specific credit risk portion of junior subordinated debentures fair value adjustments and reclassification of equity securities from available-for-sale			(28,203)	28,203	—
Net income			28,790		28,790
Other comprehensive loss, net of income tax				(21,777)	(21,777)
Repurchase of common stock	(269,711)	(15,359)			(15,359)
Accrual of dividends on common stock ($0.35/share)			(11,349)		(11,349)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(33,101)	1,192			1,192

Balance, March 31, 2018	32,423,673	$1,172,960	$79,773	$1,390	$1,254,123

Balance, April 1, 2018	32,423,673	$1,172,960	$79,773	$1,390	$1,254,123

Net income			32,424		32,424
Other comprehensive loss, net of income tax				(6,521)	(6,521)
Accrual of dividends on common stock ($0.85/share)			(27,712)		(27,712)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(17,977)	696			696

Balance, June 30, 2018	32,405,696	$1,173,656	$84,485	$(5,131)	$1,253,010

Continued on next page

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Shareholders’ Equity
	Shares	Amount
Balance, July 1, 2018	32,405,696	$1,173,656	$84,485	$(5,131)	$1,253,010

Net income			37,773		37,773
Other comprehensive loss, net of income tax				(7,863)	(7,863)
Accrual of dividends on common stock ($0.38/share)			(12,316)		(12,316)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(2,939)	1,594			1,594

Balance, September 30, 2018	32,402,757	$1,175,250	$109,942	$(12,994)	$1,272,198

Balance, October 1, 2018	32,402,757	$1,175,250	$109,942	$(12,994)	$1,272,198

Net income			37,527		37,527
Other comprehensive income, net of income tax				20,098	20,098
Accrual of dividends on common stock ($0.38/share)			(13,414)		(13,414)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(3,056)	1,519			1,519
Repurchase of common stock	(325,000)	(19,042)			(19,042)
Business acquisition	3,108,071	179,709			179,709

Balance, December 31, 2018	35,182,772	$1,337,436	$134,055	$7,104	$1,478,595

Continued on next page

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2019	35,182,772	$1,337,436	$134,055	$7,104	$1,478,595

Net income			33,346		33,346
Other comprehensive income, net of income tax				12,790	12,790
Accrual of dividends on common stock ($0.41/share)			(14,490)		(14,490)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(30,026)	950			950

Balance, March 31, 2019	35,152,746	$1,338,386	$152,911	$19,894	$1,511,191

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net income	$33,346	$28,790
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	4,481	3,584
Deferred income and expense, net of amortization	(895)	(608)
Amortization of core deposit intangibles	2,052	1,382
Gain on sale of securities	(1)	(4)
Net change in valuation of financial instruments carried at fair value	(11)	(3,308)
Decrease (increase) in deferred taxes	5,379	(5,416)
Increase in current taxes payable	7,243	6,569
Stock-based compensation	1,219	1,320
Increase in cash surrender value of BOLI	(1,267)	(844)
Gain on sale of loans, net of capitalized servicing rights	(2,063)	(3,375)
Loss on disposal of real estate held for sale and property and equipment	371	58
Provision for loan losses	2,000	2,000
Provision for losses on real estate held for sale	—	160
Origination of loans held for sale	(134,747)	(222,168)
Proceeds from sales of loans held for sale	261,978	124,460
Net change in:
Other assets	(984)	(5,100)
Other liabilities	(12,847)	(2,311)
Net cash provided from (used in) operating activities	165,254	(74,811)
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(5,140)	(537,864)
Principal repayments and maturities of securities—available-for-sale	51,910	28,839
Proceeds from sales of securities—available-for-sale	516	—
Purchases of securities—held-to-maturity	—	(5,312)
Principal repayments and maturities of securities—held-to-maturity	14,744	2,358
Loan originations, net of principal repayments	(8,988)	45,574
Purchases of loans and participating interest in loans	—	(1,340)
Proceeds from sales of other loans	3,186	1,750
Purchases of property and equipment	(4,435)	(5,024)
Proceeds from sale of real estate held for sale and sale of other property, net	876	192
Proceeds from FHLB stock repurchase program	52,372	32,558
Purchase of FHLB stock	(47,480)	(40,260)
Other	485	228
Net cash provided from (used in) investing activities	58,046	(478,301)
FINANCING ACTIVITIES:
(Decrease) increase in deposits, net	(100,819)	359,631
Proceeds from long term FHLB advances	300,000	—
Repayment of long term FHLB advances	(189)	(2)
(Repayment) proceeds from overnight and short term FHLB advances, net	(422,000)	192,000
Increase in other borrowings, net	2,724	5,984
Cash dividends paid	(13,405)	(8,165)
Taxes paid related to net share settlement of equity awards	(269)	(129)
Cash paid for the repurchase of common stock	—	(15,359)
Net cash (used in) provided from financing activities	(233,958)	533,960
NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,658)	(19,152)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	272,196	261,200
CASH AND CASH EQUIVALENTS, END OF PERIOD	$261,538	$242,048

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$13,812	$5,185
Tax refunds received, net	(71)	(3)
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	—	976
Dividends accrued but not paid until after period end	14,863	11,450

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2019 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. Certain reclassifications have been made to the 2018 Consolidated Financial Statements and/or schedules to conform to the 2019 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are significant to an understanding of Banner’s financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles (CDI) and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation of assets acquired and liabilities assumed in business combinations and subsequent recognition of related income and expense, and (vii) the valuation or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC (2018 Form 10-K).  There have been no significant changes in our application of these accounting policies during the first three months of 2019, except as described in Note 2.

The information included in this Form 10-Q should be read in conjunction with our 2018 Form 10-K.  Interim results are not necessarily indicative of results for a full year or any other interim period.

Note 2:  ACCOUNTING STANDARDS RECENTLY ISSUED OR ADOPTED

Leases (Topic 842)

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The amendments in this ASU require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date; a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. In July 2018, FASB issued ASU No. 2018-11, Targeted Improvements. The amendments in this ASU provide entities with an additional (and optional) transition method to adopt the new leases standard. The Company adopted the requirements of Topic 842 effective January 1, 2019. The Company elected the transition option provided in ASU No. 2018-11 and applied the modified retrospective approach for leases that existed as of January 1, 2019, or were entered into thereafter.  The Company elected certain relief options for practical expedients: the option to not separate lease and non-lease components and instead to account for them as a single lease component, and the option to not recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e. lease terms of twelve months or less). In addition, the Company elected the package of practical expedients in transition, which permitted us to not reassess our prior conclusions pertaining to lease identification, lease classification, and initial direct costs on leases that commenced prior to our adoption of the new standard. In connection with the adoption of this ASU, as of January 1, 2019, the Company recorded a $56 million right-of-use asset and a $59 million lease liability on its Consolidated Statements of Financial Condition.

Financial Instruments—Credit Losses (Topic 326)

In June 2016, FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial asset not excluded from the scope that have the contractual right to receive cash. The ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This ASU broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. This ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is still evaluating the effects this ASU will have on the Company’s Consolidated Financial Statements. The Company has formed an internal committee to oversee the project, engaged a third-party vendor to assist with the project and has completed its gap analysis phase of the project. In addition, the Company has selected a second third-party vendor to assist with building and developing the required models and has completed the initial build out of the required models. The Company has also selected a different third party to provide a reasonable and supportable forecast. Next the Company will begin to incorporate the reasonable and supportable forecast and qualitative factors into the models. Upon adoption, the Company expects changes in the processes and procedures used to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The new guidance may result in an increase in the allowance for loan losses which will also reflect the new requirement to include the nonaccretable principal differences on purchased credit-impaired loans; however, the Company is still in the process of determining the magnitude of the change and its impact on the Consolidated Financial Statements. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available-for-sale will be replaced with an allowance approach.

Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20)

In March 2017, FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU shorten the premium amortization period for callable debt securities purchased at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. Under current GAAP, premiums and discounts on callable debt securities generally are amortized to the maturity date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to the maturity date. The amendments in this ASU more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted this ASU effective January 1, 2019. The adoption of this ASU has not had a material impact on the Company’s Consolidated Financial Statements.

Derivatives and Hedging (Topic 815)

In August 2017, FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU are intended to provide investors better insight into an entity's risk management hedging strategies by permitting a company to recognize the economic results of its hedging strategies in its financial statements. The amendments in this ASU permit hedge accounting for hedging relationships involving nonfinancial risk and interest rate risk by removing certain limitations in cash flow and fair value hedging relationships. In addition, the ASU requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. This ASU is effective for fiscal years beginning after December 15, 2018. Adoption of ASU 2017-12 did not have a material impact on the Company's Consolidated Financial Statements.

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

Fair Value Measurement (Topic 820)

In August 2018, FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The ASU removes, modifies and adds disclosure requirements in Topic 820. The following disclosure requirements were removed: 1) the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2) the policy for timing of transfers between levels, and 3) the valuation processes for Level 3 fair value measurements. This ASU modified disclosure requirements by requiring: that the measurement uncertainty disclosure communicates information about the uncertainty in measurement as of the reporting date. The following disclosure requirements were added: 1) changes in unrealized gains and losses for the period included in other comprehensive income for the recurring Level 3 fair value measurements held at the end of the reporting period, and 2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. Adoption of ASU 2018-13 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

NOTE 3: BUSINESS COMBINATION
Acquisition of Skagit Bancorp, Inc.
Effective as of the close of business on November 1, 2018, the Company acquired 100% of the outstanding common shares of Skagit Bancorp, Inc. (“Skagit”) and its wholly-owned subsidiary, Skagit Bank, a Washington State chartered commercial bank headquartered in Burlington, Washington, with 11 branches serving markets along the I-5 corridor from Seattle to the Canadian border. On that date, Skagit merged with and into Banner and Skagit Bank merged with and into Banner Bank. Pursuant to the previously announced terms of the merger, the equity holders of Skagit received an aggregate of 3.1 million shares of Banner voting common stock, plus cash in lieu of fractional shares and to cancel Skagit stock options for total consideration paid of $180.0 million. The acquisition provided $915.8 million in assets, $810.2 million in deposits and $632.4 million in loans to Banner.
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

The following table presents a summary of the consideration paid and the estimated fair values as of the acquisition date for each major class of assets acquired and liabilities assumed (in thousands):

	Skagit
	November 1, 2018
Consideration to Skagit equity holders:
Cash paid		$329
Fair value of common shares issued		179,709
Total consideration		$180,038

Fair value of assets acquired:
Cash and cash equivalents	$19,167
Securities	210,326
Loans receivable (contractual amount of $645.6 million)	632,374
Real estate owned held for sale	2,593
Property and equipment	15,788
Core deposit intangible	16,368
Deferred tax asset	95
Other assets	19,110
Total assets acquired	915,821

Fair value of liabilities assumed:
Deposits	810,209
Other liabilities	22,069
Total liabilities assumed	832,278

Net assets acquired		83,543
Goodwill		$96,495
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
The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities of Skagit for the period since November 2, 2018. Disclosure of the amount of Skagit’s revenue and net income (excluding integration costs) included in the Company’s Consolidated Statements of Operations is impracticable due to the integration of the operations and accounting for this acquisition. The pro forma impact of the Skagit acquisition to the historical financial results was determined to not be significant.

Note 4:  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at March 31, 2019 and December 31, 2018 are summarized as follows (in thousands):

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
Corporate bonds	$27,203			$25,838
	$27,203			$25,838
Available-for-Sale:
U.S. Government and agency obligations	$139,621	$134	$(1,440)	$138,315
Municipal bonds	116,954	3,288	(187)	120,055
Corporate bonds	4,057	4	(17)	4,044
Mortgage-backed or related securities	1,320,826	10,952	(8,201)	1,323,577
Asset-backed securities	17,889	5	(81)	17,813
	$1,599,347	$14,383	$(9,926)	$1,603,804
Held-to-Maturity:
U.S. Government and agency obligations	$389	$3	$—	$392
Municipal bonds	163,614	2,527	(1,248)	164,893
Corporate bonds	3,701	—	(13)	3,688
Mortgage-backed or related securities	51,289	151	(301)	51,139
	$218,993	$2,681	$(1,562)	$220,112

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
Corporate bonds	$27,203			$25,896
	$27,203			$25,896
Available-for-Sale:
U.S. Government and agency obligations	$151,012	$149	$(2,049)	$149,112
Municipal bonds	116,548	1,806	(532)	117,822
Corporate bonds	3,556	—	(61)	3,495
Mortgage-backed or related securities	1,355,258	5,210	(16,607)	1,343,861
Asset-backed securities	22,047	6	(120)	21,933
	$1,648,421	$7,171	$(19,369)	$1,636,223
Held-to-Maturity:
U.S. Government and agency obligations	$1,006	$14	$(1)	$1,019
Municipal bonds	176,663	1,727	(2,578)	175,812
Corporate bonds	3,736	—	(13)	3,723
Mortgage-backed or related securities	52,815	66	(898)	51,983
	$234,220	$1,807	$(3,490)	$232,537

At March 31, 2019 and December 31, 2018, the gross unrealized losses and the fair value for securities available-for-sale and held-to-maturity aggregated by the length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	March 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$713	$(4)	$120,227	$(1,436)	$120,940	$(1,440)
Municipal bonds	753	(3)	23,686	(184)	24,439	(187)
Corporate bonds	2,344	(14)	297	(3)	2,641	(17)
Mortgage-backed or related securities	42,354	(203)	608,455	(7,998)	650,809	(8,201)
Asset-backed securities	6,861	(32)	9,956	(49)	16,817	(81)
	$53,025	$(256)	$762,621	$(9,670)	$815,646	$(9,926)
Held-to-Maturity
Municipal bonds	$915	$(1)	$42,524	$(1,247)	$43,439	$(1,248)
Corporate bonds	—	—	488	(13)	488	(13)
Mortgage-backed or related securities	1,037	(7)	32,991	(294)	34,028	(301)
	$1,952	$(8)	$76,003	$(1,554)	$77,955	$(1,562)

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$75,885	$(1,240)	$50,508	$(809)	$126,393	$(2,049)
Municipal bonds	6,422	(54)	27,231	(478)	33,653	(532)
Corporate bonds	3,199	(56)	295	(5)	3,494	(61)
Mortgage-backed or related securities	316,074	(2,939)	571,989	(13,668)	888,063	(16,607)
Asset-backed securities	10,582	(24)	9,913	(96)	20,495	(120)
	$412,162	$(4,313)	$659,936	$(15,056)	$1,072,098	$(19,369)
Held-to-Maturity
U.S. Government and agency obligations	$145	$(1)	$—	$—	$145	$(1)
Municipal bonds	29,898	(274)	44,637	(2,304)	74,535	(2,578)
Corporate bonds	—	—	487	(13)	487	(13)
Mortgage-backed or related securities	10,761	(220)	30,035	(678)	40,796	(898)
	$40,804	$(495)	$75,159	$(2,995)	$115,963	$(3,490)

At March 31, 2019, there were 233 securities—available-for-sale with unrealized losses, compared to 271 at December 31, 2018.  At March 31, 2019, there were 49 securities—held-to-maturity with unrealized losses, compared to 90 at December 31, 2018.  Management does not believe that any individual unrealized loss as of March 31, 2019 or December 31, 2018 represented other-than-temporary impairment (OTTI).  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

There were no sales of securities—trading during the three-month periods ended March 31, 2019 or 2018. The Company did not recognize any OTTI charges or recoveries on securities—trading during the three-month periods ended March 31, 2019 or 2018. There were no securities—trading in a nonaccrual status at March 31, 2019 or December 31, 2018.  Net unrealized holding losses of $58,000 were recognized during the three months ended March 31, 2019 compared to $3.4 million of net unrealized holdings gains recognized during the three months ended March 31, 2018.

There was one sale of securities—available-for-sale during the three months ended March 31, 2019, with a net gain of $1,000.  There were no sales of securities—available-for-sale during the three months ended March 31, 2018, although partial calls of securities resulted in a net gain of $4,000 for the three months ended March 31, 2018. There were no securities—available-for-sale in a nonaccrual status at March 31, 2019 or December 31, 2018.

There were no sales of securities—held-to-maturity during the three-month periods ended March 31, 2019 and 2018. There were no securities—held-to-maturity in a nonaccrual status at March 31, 2019 or December 31, 2018.

The amortized cost and estimated fair value of securities at March 31, 2019, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	March 31, 2019
	Trading		Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing in one year or less	$—	$—	$6,520	$6,514	$2,869	$2,865
Maturing after one year through five years	—	—	86,092	86,474	61,698	61,839
Maturing after five years through ten years	—	—	382,934	386,318	57,947	58,934
Maturing after ten years through twenty years	27,203	25,838	198,705	201,247	62,540	63,667
Maturing after twenty years	—	—	925,096	923,251	33,939	32,807
	$27,203	$25,838	$1,599,347	$1,603,804	$218,993	$220,112

The following table presents, as of March 31, 2019, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	March 31, 2019
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$149,193	$149,306	$150,815
Interest rate swap counterparties	10,835	10,931	10,895
Repurchase agreements	150,783	150,027	150,783
Other	2,739	2,739	2,678
Total pledged securities	$313,550	$313,003	$315,171

Note 5: LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

Loans receivable at March 31, 2019 and December 31, 2018 are summarized as follows (dollars in thousands):

	March 31, 2019		December 31, 2018
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,442,724	16.6%	$1,430,097	16.4%
Investment properties	2,124,049	24.4	2,131,059	24.5
Multifamily real estate	387,142	4.5	368,836	4.2
Commercial construction	181,888	2.1	172,410	2.0
Multifamily construction	183,203	2.1	184,630	2.1
One- to four-family construction	514,468	5.9	534,678	6.2
Land and land development:
Residential	187,660	2.2	188,508	2.2
Commercial	28,928	0.3	27,278	0.3
Commercial business	1,524,298	17.5	1,483,614	17.1
Agricultural business, including secured by farmland	373,322	4.3	404,873	4.7
One- to four-family residential	967,581	11.1	973,616	11.2
Consumer:
Consumer secured by one- to four-family	564,872	6.5	568,979	6.6
Consumer—other	212,522	2.5	216,017	2.5
Total loans	8,692,657	100.0%	8,684,595	100.0%
Less allowance for loan losses	(97,308)		(96,485)
Net loans	$8,595,349		$8,588,110

Loan amounts are net of unearned loan fees in excess of unamortized costs of $724,000 as of March 31, 2019 and $1.4 million as of December 31, 2018. Net loans include net discounts on acquired loans of $24.2 million and $25.7 million as of March 31, 2019 and December 31, 2018, respectively.

Purchased credit-impaired loans and purchased non-credit-impaired loans. Purchased loans, including loans acquired in business combinations, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired (PCI) or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The outstanding contractual unpaid principal balance of PCI loans, excluding acquisition accounting adjustments, was $20.7 million at March 31, 2019 and $22.0 million at December 31, 2018. The carrying balance of PCI loans was $13.3 million at March 31, 2019 and $14.4 million at December 31, 2018.
The following table presents the changes in the accretable yield for PCI loans for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$5,216	$6,520
Accretion to interest income	(493)	(1,097)
Disposals	—	58
Reclassifications from non-accretable difference	55	807
Balance, end of period	$4,778	$6,288

As of March 31, 2019 and December 31, 2018, the non-accretable difference between the contractually required payments and cash flows expected to be collected was $6.5 million and $7.1 million, respectively.

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

The following tables provide information on impaired loans, excluding PCI loans, with and without allowance reserves at March 31, 2019 and December 31, 2018. Recorded investment includes the unpaid principal balance or the carrying amount of loans less charge-offs and net deferred loan fees (in thousands):

	March 31, 2019
	Unpaid Principal Balance	Recorded Investment		Related Allowance
		Without Allowance (1)	With Allowance (2)
Commercial real estate:
Owner-occupied	$3,771	$3,345	$200	$21
Investment properties	8,624	2,388	5,574	219
Multifamily construction	1,901	1,427	—	—
One- to four-family construction	919	919	—	—
Land and land development:
Residential	1,026	690	—	—
Commercial business	4,948	3,615	393	12
Agricultural business/farmland	5,619	2,507	2,561	66
One- to four-family residential	6,335	3,961	2,333	59
Consumer:
Consumer secured by one- to four-family	2,130	1,948	132	5
Consumer—other	345	275	61	3
	$35,618	$21,075	$11,254	$385

	December 31, 2018
	Unpaid Principal Balance	Recorded Investment		Related Allowance
		Without Allowance (1)	With Allowance (2)
Commercial real estate:
Owner-occupied	$3,193	$2,768	$200	$19
Investment properties	7,287	1,320	5,606	226
Multifamily real estate	1,901	1,427	—	—
One- to four-family construction	919	919	—	—
Land and land development:
Residential	1,134	798	—	—
Commercial	44	44	—	—
Commercial business	4,014	2,937	391	16
Agricultural business/farmland	4,863	1,751	2,561	96
One- to four-family residential	6,724	4,314	2,358	51
Consumer:
Consumer secured by one- to four-family	1,622	1,438	133	6
Consumer—other	112	49	62	2
	$31,813	$17,765	$11,311	$416

(1)
Includes loans without an allowance reserve that have been individually evaluated for impairment and that evaluation concluded that no reserve was needed, and $10.6 million and $9.0 million, respectively, of homogenous and small balance loans as of March 31, 2019 and December 31, 2018, that are collectively evaluated for impairment for which a general reserve has been established.

(2)
Loans with a specific allowance reserve have been individually evaluated for impairment using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals less costs to sell to establish realizable value.

The following table summarizes our average recorded investment and interest income recognized on impaired loans by loan class for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate:
Owner-occupied	$3,451	$2	$5,383	$3
Investment properties	7,227	76	9,972	83
Commercial construction	1,427	—	—	—
One- to four-family construction	919	—	605	4
Land and land development:
Residential	726	—	798	—
Commercial business	3,803	5	4,007	7
Agricultural business/farmland	5,117	27	9,109	33
One- to four-family residential	6,446	65	8,892	101
Consumer:
Consumer secured by one- to four-family	2,063	5	1,390	2
Consumer—other	319	1	149	1
	$31,498	$181	$40,305	$234

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

The following table presents TDRs by accrual and nonaccrual status at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019			December 31, 2018
	Accrual Status	Nonaccrual Status	Total TDRs	Accrual Status	Nonaccrual Status	Total TDRs
Commercial real estate:
Owner-occupied	$200	$76	$276	$200	$78	$278
Investment properties	5,574	1,090	6,664	5,606	—	5,606
Commercial business	392	—	392	391	—	391
Agricultural business, including secured by farmland	2,561	—	2,561	2,561	—	2,561
One- to four-family residential	4,116	239	4,355	4,469	239	4,708
Consumer:
Consumer secured by one- to four-family	132	—	132	133	—	133
Consumer—other	61	—	61	62	—	62
	$13,036	$1,405	$14,441	$13,422	$317	$13,739

As of March 31, 2019 and December 31, 2018, the Company had commitments to advance additional funds related to TDRs up to $49,000 and none, respectively.

One new TDR occurred during the three months ended March 31, 2019 and none during the three months ended March 31, 2018 (dollars in thousands):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Recorded Investment
Commercial real estate
Investment properties	1	$1,090	$1,090		$—	$—
Total	1	$1,090	$1,090	—	$—	$—

There were no TDRs which incurred a payment default within twelve months of the restructure date during the three-month periods ended March 31, 2019 and 2018. A default on a TDR results in either a transfer to nonaccrual status or a partial charge-off, or both.

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

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  There were no material changes in the risk-rating or loan grading system in the three months ended March 31, 2019.

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

The following tables present the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristics as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
By class:	Pass (Risk Ratings 1-5)(1)	Special Mention	Substandard	Doubtful	Loss	Total Loans
Commercial real estate:
Owner-occupied	$1,416,650	$6,898	$19,176	$—	$—	$1,442,724
Investment properties	2,113,616	—	10,433	—	—	2,124,049
Multifamily real estate	386,584	—	558	—	—	387,142
Commercial construction	168,683	11,778	1,427	—	—	181,888
Multifamily construction	183,203	—	—	—	—	183,203
One- to four-family construction	513,549	—	919	—	—	514,468
Land and land development:
Residential	186,970	—	690	—	—	187,660
Commercial	28,892	—	36	—	—	28,928
Commercial business	1,489,952	8,019	26,243	84	—	1,524,298
Agricultural business, including secured by farmland	359,102	6,316	7,904	—	—	373,322
One- to four-family residential	962,602	449	4,530	—	—	967,581
Consumer:
Consumer secured by one- to four-family	560,087	—	4,785	—	—	564,872
Consumer—other	211,967	7	548	—	—	212,522
Total	$8,581,857	$33,467	$77,249	$84	$—	$8,692,657

	December 31, 2018
By class:	Pass (Risk Ratings 1-5)(1)	Special Mention	Substandard	Doubtful	Loss	Total Loans
Commercial real estate:
Owner-occupied	$1,396,721	$6,963	$26,413	$—	$—	$1,430,097
Investment properties	2,122,621	—	8,438	—	—	2,131,059
Multifamily real estate	368,262	—	574	—	—	368,836
Commercial construction	159,167	11,816	1,427	—	—	172,410
Multifamily construction	184,630	—	—	—	—	184,630
One- to four-family construction	533,759	—	919	—	—	534,678
Land and land development:
Residential	187,710	—	798	—	—	188,508
Commercial	27,200	—	78	—	—	27,278
Commercial business	1,436,733	7,661	39,133	87	—	1,483,614
Agricultural business, including secured by farmland	392,318	4,214	8,341	—	—	404,873
One- to four-family residential	969,011	499	4,106	—	—	973,616
Consumer:
Consumer secured by one- to four-family	564,001	—	4,978	—	—	568,979
Consumer—other	215,706	9	302	—	—	216,017
Total	$8,557,839	$31,162	$95,507	$87	$—	$8,684,595

(1)
The Pass category includes some performing loans that are part of homogenous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, as of March 31, 2019 and December 31, 2018, in the commercial business category, $732.3 million and $590.9 million, respectively, of credit-scored small business loans.  As loans in these pools become non-performing, they are individually risk-rated.

The following tables provide additional detail on the age analysis of the Company’s past due loans as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$2,758	$100	$2,720	$5,578	$8,411	$1,428,735	$1,442,724	$—	$3,346
Investment properties	2,143	—	925	3,068	3,394	2,117,587	2,124,049	—	2,388
Multifamily real estate	300	—	—	300	128	386,714	387,142	—	—
Commercial construction	—	—	1,427	1,427	—	180,461	181,888	—	1,427
Multifamily construction	4,586	—	—	4,586	—	178,617	183,203	—	—
One-to-four-family construction	9,896	—	919	10,815	—	503,653	514,468	—	919
Land and land development:
Residential	—	—	690	690	—	186,970	187,660	—	690
Commercial	—	—	—	—	—	28,928	28,928	—	—
Commercial business	2,782	648	2,421	5,851	618	1,517,829	1,524,298	1	3,614
Agricultural business, including secured by farmland	—	726	2,371	3,097	431	369,794	373,322	—	2,507
One- to four-family residential	3,662	1,026	1,695	6,383	95	961,103	967,581	640	1,538
Consumer:
Consumer secured by one- to four-family	1,667	655	847	3,169	165	561,538	564,872	42	1,906
Consumer—other	721	213	238	1,172	88	211,262	212,522	—	275
Total	$28,515	$3,368	$14,253	$46,136	$13,330	$8,633,191	$8,692,657	$683	$18,610

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$785	$519	$2,223	$3,527	$8,531	$1,418,039	$1,430,097	$—	$2,768
Investment properties	91	498	934	1,523	3,462	2,126,074	2,131,059	—	1,320
Multifamily real estate	317	—	—	317	138	368,381	368,836	—	—
Commercial construction	—	—	1,427	1,427	—	170,983	172,410	—	1,427
Multifamily construction	—	—	—	—	—	184,630	184,630	—	—
One-to-four-family construction	4,781	1,078	919	6,778	137	527,763	534,678	—	919
Land and land development:
Residential	450	—	798	1,248	—	187,260	188,508	—	798
Commercial	34	—	44	78	—	27,200	27,278	—	44
Commercial business	3,982	1,305	1,756	7,043	1,028	1,475,543	1,483,614	1	2,936
Agricultural business, including secured by farmland	343	1,518	1,601	3,462	493	400,918	404,873	—	1,751
One-to four-family residential	5,440	1,790	1,657	8,887	101	964,628	973,616	658	1,544
Consumer:
Consumer secured by one- to four-family	1,136	765	706	2,607	432	565,940	568,979	238	1,201
Consumer—other	911	385	9	1,305	91	214,621	216,017	9	40
Total	$18,270	$7,858	$12,074	$38,202	$14,413	$8,631,980	$8,684,595	$906	$14,748

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31, 2019
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$27,132	$3,818	$24,442	$19,438	$3,778	$4,714	$7,972	$5,191	$96,485
Provision for loan losses	369	202	(751)	(209)	(178)	(46)	269	2,344	2,000
Recoveries	21	—	22	23	—	43	110	—	219
Charge-offs	(431)	—	—	(590)	(4)	—	(371)	—	(1,396)
Ending balance	$27,091	$4,020	$23,713	$18,662	$3,596	$4,711	$7,980	$7,535	$97,308

	March 31, 2019
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$240	$—	$—	$12	$66	$59	$8	$—	$385
Collectively evaluated for impairment	26,851	4,020	23,713	18,627	3,472	4,652	7,972	7,535	96,842
Purchased credit-impaired loans	—	—	—	23	58	—	—	—	81
Total allowance for loan losses	$27,091	$4,020	$23,713	$18,662	$3,596	$4,711	$7,980	$7,535	$97,308

Loan balances:
Individually evaluated for impairment	$9,806	$—	$2,988	$514	$4,110	$4,116	$193	$—	$21,727
Collectively evaluated for impairment	3,545,162	387,014	1,093,159	1,523,166	368,781	963,370	776,948	—	8,657,600
Purchased credit-impaired loans	11,805	128	—	618	431	95	253	—	13,330
Total loans	$3,566,773	$387,142	$1,096,147	$1,524,298	$373,322	$967,581	$777,394	$—	$8,692,657

	For the Three Months Ended March 31, 2018
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$22,824	$1,633	$27,568	$18,311	$4,053	$2,055	$3,866	$8,718	$89,028
Provision for loan losses	(715)	959	1,024	1,923	(1,047)	1,450	1,913	(3,507)	2,000
Recoveries	1,352	—	174	170	—	290	112	—	2,098
Charge-offs	—	—	—	(519)	(7)	(16)	(377)	—	(919)
Ending balance	$23,461	$2,592	$28,766	$19,885	$2,999	$3,779	$5,514	$5,211	$92,207

	March 31, 2018
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$284	$—	$—	$39	$201	$182	$11	$—	$717
Collectively evaluated for impairment	23,177	2,592	28,766	19,799	2,707	3,597	5,503	5,211	91,352
Purchased credit-impaired loans	—	—	—	47	91	—	—	—	138
Total allowance for loan losses	$23,461	$2,592	$28,766	$19,885	$2,999	$3,779	$5,514	$5,211	$92,207

Loan balances:
Individually evaluated for impairment	$11,607	$—	$750	$534	$7,943	$5,092	$208	$—	$26,134
Collectively evaluated for impairment	3,130,700	320,872	944,726	1,294,328	298,885	828,377	692,708	—	7,510,596
Purchased credit impaired loans	13,444	167	3,264	1,829	415	129	68	—	19,316
Total loans	$3,155,751	$321,039	$948,740	$1,296,691	$307,243	$833,598	$692,984	$—	$7,556,046

Note 6:  REAL ESTATE OWNED, NET

The following table presents the changes in REO for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Balance, beginning of the period	$2,611	$360
Additions from loan foreclosures	—	128
Valuation adjustments in the period	—	(160)
Balance, end of the period	$2,611	$328

REO properties are recorded at the estimated fair value of the property, less expected selling costs, establishing a new cost basis.  Subsequently, REO properties are carried at the lower of the new cost basis or updated fair market values, based on updated appraisals of the underlying properties, as received.  Valuation allowances on the carrying value of REO may be recognized based on updated appraisals or on management’s authorization to reduce the selling price of a property. The Company had no foreclosed one- to four-family residential real estate properties held as REO at March 31, 2019 and December 31, 2018. The recorded investment in one- to four-family residential loans in the process of foreclosure was $952,000 at March 31, 2019 compared with $1.2 million at December 31, 2018.

Note 7:  GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At March 31, 2019, intangible assets are comprised of goodwill, CDI, and favorable leasehold intangibles (LHI) acquired in business combinations. Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed at least annually for impairment. At December 31, 2018, the Company completed its qualitative assessment of goodwill and concluded that it is more likely than not that the fair value of Banner, the reporting unit, exceeds the carrying value.

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

The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months ended March 31, 2019 and the year ended December 31, 2018 (in thousands):

	Goodwill	CDI	LHI	Total
Balance, December 31, 2017	$242,659	$22,378	$277	$265,314
Additions through acquisitions(1)	96,495	16,368	—	112,863
Amortization	—	(6,047)	(52)	(6,099)
Balance, December 31, 2018	339,154	32,699	225	372,078
Amortization	—	(2,052)	—	(2,052)
Adjustments(2)	—	—	(225)	(225)
Balance, March 31, 2019	$339,154	$30,647	$—	$369,801
(1) The additions to goodwill and CDI in 2018 relate to the acquisition of Skagit.
(2) The adjustment to LHI represents a reclassification to the right of use lease asset in connection with the implementation of Lease Topic 842.

The following table presents the estimated amortization expense with respect to CDI for the periods indicated (in thousands):

Estimated Amortization
Remainder of 2019	$5,905
2020	6,888
2021	5,816
2022	4,651
2023	3,237
Thereafter	4,150
$30,647

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge, which is recognized in servicing fee income within mortgage banking operations on the consolidated statement of operations.   However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the three months ended March 31, 2019 and 2018, the Company did not record any impairment charges or recoveries against mortgage servicing rights. The unpaid principal balance for loans which mortgage servicing rights have been recorded totaled $2.39 billion and $2.36 billion at March 31, 2019 and December 31, 2018, respectively.  Custodial accounts maintained in connection with this servicing totaled $20.8 million and $11.1 million at March 31, 2019 and December 31, 2018, respectively.

An analysis of our mortgage servicing rights for the three months ended March 31, 2019 and 2018 is presented below (in thousands):

	Three Months Ended March 31,
	2019	2018
Balance, beginning of the period	$14,638	$14,738
Additions—amounts capitalized	672	821
Additions—through purchase	47	15
Amortization (1)	(940)	(957)
Balance, end of the period (2)	$14,417	$14,617

(1)
Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income within mortgage banking operations and any unamortized balance is fully amortized if the loan repays in full.

(2)	There was no valuation allowance as of March 31, 2019 and 2018.

Note 8:  DEPOSITS

Deposits consisted of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Non-interest-bearing accounts	$3,676,984	$3,657,817
Interest-bearing checking	1,174,169	1,191,016
Regular savings accounts	1,865,852	1,842,581
Money market accounts	1,495,948	1,465,369
Total interest-bearing transaction and saving accounts	4,535,969	4,498,966
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	987,992	1,143,303
Certificates of deposit greater than $250,000	175,284	176,962
Total certificates of deposit(1)	1,163,276	1,320,265
Total deposits	$9,376,229	$9,477,048
Included in total deposits:
Public fund transaction and savings accounts	$210,155	$217,401
Public fund interest-bearing certificates	29,572	30,089
Total public deposits	$239,727	$247,490
Total brokered deposits	$239,444	$377,347

(1)	Certificates of deposit include $473,000 and $563,000 of acquisition premiums at March 31, 2019 and December 31, 2018, respectively.

At March 31, 2019 and December 31, 2018, the Company had certificates of deposit of $178.8 million and $180.5 million, respectively, that were equal to or greater than $250,000.

Scheduled maturities and weighted average interest rates of certificate accounts at March 31, 2019 are as follows (dollars in thousands):

	March 31, 2019
	Amount	Weighted Average Rate
Maturing in one year or less	$868,391	1.16%
Maturing after one year through two years	181,460	1.31
Maturing after two years through three years	87,538	1.76
Maturing after three years through four years	12,880	1.34
Maturing after four years through five years	10,633	2.01
Maturing after five years	2,374	1.06
Total certificates of deposit	$1,163,276	1.24%

Note 9:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2019 and December 31, 2018, whether or not measured at fair value in the Consolidated Statements of Financial Condition (dollars in thousands):

		March 31, 2019		December 31, 2018
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$261,538	$261,538	$272,196	$272,196
Securities—trading	3	25,838	25,838	25,896	25,896
Securities—available-for-sale	2	1,603,804	1,603,804	1,636,223	1,636,223
Securities—held-to-maturity	2	215,792	216,911	230,984	229,301
Securities—held-to-maturity	3	3,201	3,201	3,236	3,236
Loans held for sale	2	45,865	46,038	171,031	171,157
Loans receivable	3	8,692,657	8,685,672	8,684,595	8,629,450
FHLB stock	3	27,063	27,063	31,955	31,955
Bank-owned life insurance	1	178,202	178,202	177,467	177,467
Mortgage servicing rights	3	14,417	23,766	14,638	25,813
Equity securities	1	422	422	352	352
Derivatives:
Interest rate swaps	2	6,772	6,772	3,138	3,138
Interest rate lock and forward sales commitments	2	548	548	471	471
Liabilities:
Demand, interest checking and money market accounts	2	6,347,100	6,347,100	6,314,202	6,314,202
Regular savings	2	1,865,852	1,865,852	1,842,581	1,842,581
Certificates of deposit	2	1,163,276	1,152,443	1,320,265	1,298,238
FHLB advances	2	418,000	418,000	540,189	540,189
Other borrowings	2	121,719	121,719	118,995	118,995
Junior subordinated debentures	3	113,917	113,917	114,091	114,091
Derivatives:
Interest rate swaps	2	5,536	5,536	3,138	3,138
Interest rate lock and forward sales commitments	2	674	674	1,654	1,654

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (Trust Preferred Securities)	$—	$—	$25,838	$25,838
	—	—	25,838	25,838
Securities—available-for-sale
U.S. Government and agency obligations	—	138,315	—	138,315
Municipal bonds	—	120,055	—	120,055
Corporate bonds	—	4,044	—	4,044
Mortgage-backed or related securities	—	1,323,577	—	1,323,577
Asset-backed securities	—	17,813	—	17,813
	—	1,603,804	—	1,603,804

Loans held for sale	—	37,410	—	37,410
Equity securities	—	422	—	422

Derivatives
Interest rate swaps	—	6,772	—	6,772
Interest rate lock and forward sales commitments	—	548	—	548
	$—	$1,648,956	$25,838	$1,674,794

Liabilities:
Junior subordinated debentures, net of unamortized deferred issuance costs	$—	$—	$113,917	$113,917
Derivatives
Interest rate swaps	—	5,536	—	5,536
Interest rate lock and forward sales commitments	—	674	—	674
	$—	$6,210	$113,917	$120,127

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (Trust Preferred Securities)	$—	$—	$25,896	$25,896
	—	—	25,896	25,896
Securities—available-for-sale
U.S. Government and agency obligations	—	149,112	—	149,112
Municipal bonds	—	117,822	—	117,822
Corporate bonds	—	3,495	—	3,495
Mortgage-backed securities	—	1,343,861	—	1,343,861
Asset-backed securities	—	21,933	—	21,933
	—	1,636,223	—	1,636,223

Loans held for sale	—	164,767	—	164,767
Equity securities	—	352	—	352

Derivatives
Interest rate swaps	—	3,138	—	3,138
Interest rate lock and forward sales commitments	—	471	—	471
	$—	$1,804,951	$25,896	$1,830,847

Liabilities:
Junior subordinated debentures, net of unamortized deferred issuance costs	$—	$—	$114,091	$114,091
Derivatives
Interest rate swaps	—	3,138	—	3,138
Interest rate lock and forward sales commitments	—	1,654	—	1,654
	$—	$4,792	$114,091	$118,883

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2019 and December 31, 2018.  The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for certain of the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring and non-recurring basis at March 31, 2019 and December 31, 2018:

			Weighted Average Rate / Range
Financial Instruments	Valuation Techniques	Unobservable Inputs	March 31, 2019	December 31, 2018
Corporate bonds (TPS securities)	Discounted cash flows	Discount rate	6.60%	6.81%
Junior subordinated debentures	Discounted cash flows	Discount rate	6.60%	6.81%
Impaired loans	Collateral Valuations	Discount to appraised value	8.50%	0.0% to 8.50%
REO	Appraisals	Discount to appraised value	69.20%	69.20%

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

Junior subordinated debentures: Similar to the TPS securities discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner's credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of March 31, 2019, or the passage of time, will result in negative fair value adjustments. At March 31, 2019, the discount rate utilized was based on a credit spread of 400 basis points and three-month LIBOR of 260 basis points.

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31, 2019
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures
Beginning balance	$25,896	$114,091
Total gains or losses recognized
Assets losses	(58)	—
Liabilities gains	—	(174)
Ending balance at March 31, 2019	$25,838	$113,917

	Three Months Ended
	March 31, 2018
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures
Beginning balance	$22,058	$98,707
Total gains or losses recognized
Assets gains	3,416	—
Liabilities losses	—	13,809
Ending balance at March 31, 2018	$25,474	$112,516

Interest income and dividends from the TPS securities are recorded as a component of interest income.  Interest expense related to the junior subordinated debentures are measured based on contractual interest rates and reported in interest expense.  The change in fair market value on TPS securities has been recorded as a component of non-interest income. The change in fair value of the junior subordinated debentures, which represents changes in instrument specific credit risk, is recorded in other comprehensive income (loss).

Items Measured at Fair Value on a Non-recurring Basis:

The following tables present financial assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$450	$450
REO	—	—	2,611	2,611

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$2,915	$2,915
REO	—	—	2,611	2,611

The following table presents the losses resulting from non-recurring fair value adjustments for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Impaired loans	$(300)	$—
REO	—	(160)
Total loss from non-recurring measurements	$(300)	$(160)

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

As of March 31, 2019, the Company had an insignificant amount of unrecognized tax benefits for uncertain tax positions, none of which would materially affect the effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense. The Company files consolidated income tax returns in the U.S. federal jurisdiction and in the Oregon, California, Utah, Idaho and Montana state jurisdictions.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Tax credit investments	$21,764	$17,360
Unfunded commitments—tax credit investments	15,945	12,726

The following table presents other information related to the Company's tax credit investments for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Tax credits and other tax benefits recognized	$494	$364
Tax credit amortization expense included in provision for income taxes	405	288

Note 11:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings per share data for the three months ended March 31, 2019 and 2018 (in thousands, except shares and per share data):

	Three Months Ended March 31,
	2019	2018
Net income	$33,346	$28,790

Basic weighted average shares outstanding	35,050,376	32,397,568
Plus unvested restricted stock	121,680	118,888
Diluted weighted shares outstanding	35,172,056	32,516,456
Earnings per common share
Basic	$0.95	$0.89
Diluted	$0.95	$0.89

Note 12:  STOCK-BASED COMPENSATION PLANS

The Company operates the following stock-based compensation plans as approved by its shareholders:

•	2012 Restricted Stock and Incentive Bonus Plan (2012 Restricted Stock Plan).

•	2014 Omnibus Incentive Plan (the 2014 Plan).

•	2018 Omnibus Incentive Plan (the 2018 Plan).

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

As of March 31, 2019, the Company had granted 269,863 shares of restricted stock from the 2012 Restricted Stock Plan (as amended and restated), of which 261,966 shares had vested and 7,897 shares remain unvested.

2014 Omnibus Incentive Plan

The 2014 Plan was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of March 31, 2019, 314,521 restricted stock shares and 378,934 restricted stock units have been granted under the 2014 Plan of which 196,365 restricted stock shares and 34,975 restricted stock units have vested.

2018 Omnibus Incentive Plan

The 2018 Plan was approved by shareholders on April 24, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of common stock for issuance under the 2018 Plan in connection with the exercise of awards. As of March 31, 2019, no shares or units have been granted under the 2018 Plan.

The expense associated with all restricted stock grants (including restricted stock shares and restricted stock units) was $1.2 million and $1.3 million for the three month periods ended March 31, 2019 and March 31, 2018, respectively. Unrecognized compensation expense for these awards as of March 31, 2019 was $17.7 million and will be amortized over the next 34 months.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	March 31, 2019	December 31, 2018
Commitments to extend credit	$2,843,134	$2,837,981
Standby letters of credit and financial guarantees	15,861	17,784
Commitments to originate loans	50,692	32,145
Risk participation agreement	24,074	24,091

Derivatives also included in Note 14:
Commitments to originate loans held for sale	55,667	31,728
Commitments to sell loans secured by one- to four-family residential properties	39,871	18,328
Commitments to sell securities related to mortgage banking activities	68,803	144,250

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. The type of collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company's reserve for unfunded loan commitments was $2.6 million at both March 31, 2019 and December 31, 2018.

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Company then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans required a lock extension. The cost of a lock extension at times was borne by the customer and at times by the Company. These lock extension costs have not had a material impact to our operations. The Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during the three months ended March 31, 2019 or March 31, 2018. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Banks hold a security interest.  Based upon the information known to management at this time, the Company and the Banks are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at March 31, 2019.

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

As of March 31, 2019 and December 31, 2018, the notional values or contractual amounts and fair values of the Company's derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2019		December 31, 2018		March 31, 2019		December 31, 2018
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$3,873	$269	$3,973	$270	$3,873	$269	$3,973	$270

(1)	Included in Loans receivable on the Consolidated Statements of Financial Condition.

(2)	Included in Other liabilities on the Consolidated Statements of Financial Condition.

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

As of March 31, 2019 and December 31, 2018, the notional values or contractual amounts and fair values of the Company's derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2019		December 31, 2018		March 31, 2019		December 31, 2018
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$290,064	$6,503	$272,374	$2,868	$290,064	$5,267	$272,374	$2,868
Mortgage loan commitments	26,194	280	20,229	273	37,927	222	17,763	187
Forward sales contracts	39,871	268	18,328	198	68,803	452	144,250	1,467
	$356,129	$7,051	$310,931	$3,339	$396,794	$5,941	$434,387	$4,522

(1)
Included in Other assets on the Consolidated Statements of Financial Condition, with the exception of certain interest swaps and mortgage loan commitments (with a fair value of $315,000 at March 31, 2019 and $282,000 at December 31, 2018), which are included in Loans receivable.

(2)	Included in Other liabilities on the Consolidated Statements of Financial Condition.

Gains (losses) recognized in income on derivatives not designated in hedge relationships for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Location on Consolidated Statements of Operations	Three Months Ended March 31,
		2019	2018
Mortgage loan commitments	Mortgage banking operations	$7	$68
Forward sales contracts	Mortgage banking operations	150	(11)
		$157	$57

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at March 31, 2019 or December 31, 2018, it could have been required to settle its obligations under the agreements at the termination value. As of March 31, 2019 and December 31, 2018, the termination value of derivatives in a net liability position related to these agreements was $6.2 million and $1.3 million, respectively. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $15.6 million and $13.6 million as of March 31, 2019 and December 31, 2018, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable.

The following presents additional information related to the Company's derivative contracts, by type of financial instrument, as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$7,444	$(672)	$6,772	$—	$—	$6,772
	$7,444	$(672)	$6,772	$—	$—	$6,772

Derivative liabilities
Interest rate swaps	$7,444	$(1,908)	$5,536	$—	$(4,917)	$619
	$7,444	$(1,908)	$5,536	$—	$(4,917)	$619

	December 31, 2018
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$5,038	$(1,900)	$3,138	$—	$—	$3,138
	$5,038	$(1,900)	$3,138	$—	$—	$3,138

Derivative liabilities
Interest rate swaps	$5,038	$(1,900)	$3,138	$—	$(1,320)	$1,818
	$5,038	$(1,900)	$3,138	$—	$(1,320)	$1,818

NOTE 15: REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue:

Deposit fees and other service charges for the three months ended March 31, 2019 and 2018 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Deposit service charges	$4,586	$4,320
Debit and credit interchange fees	6,573	7,320
Debit and credit card expense	(2,449)	(1,970)
Merchant services income	2,856	2,261
Merchant services expenses	(2,319)	(1,804)
Other service charges	3,371	1,169
Total deposit fees and other service charges	$12,618	$11,296

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

Debit and credit card interchange income and expenses

Debit and credit card interchange income represent fees earned when a debit or credit card issued by the Banks is used to purchase goods or services at a merchant. The merchant's bank pays the Banks a default interchange rate set by MasterCard on a transaction by transaction basis. The merchant acquiring bank can stop accepting the Banks’ cards at any time and the Banks can stop further use of cards issued by them at any time. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the Banks cardholders’ card. Direct expenses associated with the credit and debit card are recorded as a net reduction against the interchange income.

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

Note 16: LEASES

The Company leases 110 buildings and offices under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. The Company adopted the requirements of Topic 842 effective January 1, 2019, which required the Company record a right-of-use lease asset and a lease liability for leases with an initial term of more than 12 months for leases that existed as of January 1, 2019. The periods prior to the date of adoption are accounted for under Lease Topic 840; therefore, the following disclosures include only the periods for which Topic 842 was effective.

Lease Position as of March 31, 2019

The table below presents the lease right-of-use assets and lease liabilities recorded on the balance sheet at March 31, 2019 (dollars in thousands):

	Classification on the Balance Sheet	March 31, 2019
Assets
Operating right-of-use lease assets	Other assets	$55,163

Liabilities
Operating lease liabilities	Accrued expenses and other liabilities	$58,083

Weighted-average remaining lease term
Operating leases	5.8 years

Weighted-average discount rate
Operating leases	4.38%

Lease Costs

The table below presents certain information related to the lease costs for operating leases for the three months ended March 31, 2019 (in thousands):

Operating lease cost (1)	$3,975
Short-term lease costs (1)	121
Variable lease cost (1)	561
Less sublease income (1)	(237)
Total lease cost	$4,420
(1) Lease expenses and sublease income are classified within occupancy and equipment expense on the Consolidated Statements of Operations.

Supplemental Cash Flow Information

Operating cash flows paid for operating lease amounts included in the measurement of lease liabilities was $3.9 million for the three months ended March 31, 2019. During the three months ended March 31, 2019, the Company recorded $61.0 million of right-of-use lease assets in exchange for operating lease liabilities.

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years beginning with 2019 and the total of the remaining years to the operating lease liabilities recorded on the Consolidated Statements of Financial Position (in thousands):

Operating Leases
Remainder of 2019	$11,003
2020	13,721
2021	12,019
2022	8,542
2023	5,567
Thereafter	15,023
Total minimum lease payments	65,875
Less: amount of lease payments representing interest	(7,792)
Lease obligations	$58,083

As of March 31, 2019, we had $713,000 of undiscounted lease payments under an operating lease that had not yet commenced. This lease will commence later in 2019 with a lease term of 10 years.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington which owns two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of March 31, 2019, its 173 branch offices and 17 loan production offices located in Washington, Oregon, California, Utah and Idaho.  Islanders Bank is a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (the FDIC).  As of March 31, 2019, we had total consolidated assets of $11.74 billion, total loans of $8.69 billion, total deposits of $9.38 billion and total shareholders’ equity of $1.51 billion.

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

Banner Corporation's successful execution of its super community bank model and strategic initiatives have delivered solid core operating results and profitability. We have made substantial progress on our goals to achieve and maintain the Company's moderate risk profile as well as to develop sustainable earnings momentum. Highlights of this success have included solid asset quality, client acquisition and account growth, which have resulted in increased non-interest-bearing deposit balances and strong revenue generation from core operations.

For the quarter ended March 31, 2019, our net income was $33.3 million, or $0.95 per diluted share, compared to net income of $28.8 million, or $0.89 per diluted share, for the quarter ended March 31, 2018. The current quarter was positively impacted by the completion of the integration of Skagit operations and growth in average earning assets.

Highlights for the current quarter included additional client acquisition, solid asset quality and growth in core deposits. Compared to the same quarter a year ago, we had a significant increase in net interest income, reflecting the growth of the Company, both organically and through an acquisition, and an improved yield on interest-earning assets.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, FHLB advances, other borrowings and junior subordinated debentures. Net interest income is primarily a function of our interest rate spread which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets, interest-bearing liabilities and non-interest-bearing funding sources including non-interest-bearing deposits. Our net interest income increased $16.7 million, or 17%, to $116.1 million for the quarter ended March 31, 2019, compared to $99.4 million for the same quarter one year earlier. This increase in net interest income primarily reflects the growth in interest-earning assets with improved net interest margin also contributing to the increase.

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

Our total revenues (net interest income before the provision for loan losses plus total non-interest income) for the first quarter of 2019 increased $13.5 million, or 11%, to $134.2 million, compared to $120.7 million for the same period a year earlier, largely as a result of increased net interest income.  Our total non-interest income, which is a component of total revenue and includes the net gain on sale of securities and changes in the value of financial instruments carried at fair value, was $18.1 million for the quarter ended March 31, 2019, compared to $21.4 million for the quarter ended March 31, 2018.

Our non-interest expense increased in the first quarter of 2019 compared to a year earlier largely as a result of $2.1 million of acquisition-related expenses for the current quarter and the higher salary and employee benefits due to normal salary and wage adjustments and additional staffing related to the operations acquired from the acquisition of Skagit on November 1, 2018. Non-interest expense was $90.0 million for the quarter ended March 31, 2019, compared to $81.7 million for the same quarter a year earlier.

Although our credit quality metrics continue to reflect our moderate risk profile, we recorded a $2.0 million provision for loan losses in the quarter ended March 31, 2019, the same amount as was recorded in the first quarter a year ago. The current quarter provision for loan losses was primarily a result of the origination of new loans, the renewal of acquired loans out of the discounted acquired loan portfolio and net charge-offs. The allowance for loan losses at March 31, 2019 was $97.3 million, representing 504% of non-performing loans. Non-performing loans were $19.3 million at March 31, 2019, compared to $15.7 million at December 31, 2018 and $22.5 million a year earlier. (See Note 5, Loans Receivable and the Allowance for Loan Losses, as well as “Asset Quality” below in this Form 10-Q.)

Banner and Banner Bank exceeded $10 billion in assets as of December 31, 2018 and, therefore, Banner Bank and Islanders Bank will be subject to the Durbin Amendment interchange fee limitation effective July 1, 2019. Based on current debit card transaction volumes, Banner anticipates that the Durbin Amendment will have a $15 million annualized negative impact on pre-tax revenues commencing in July 2019.

*Non-GAAP financial measures: Net income, revenues and other earnings and expense information excluding fair value adjustments, OTTI losses or recoveries, gains or losses on the sale of securities, acquisition-related expenses, amortization of CDI, REO gain (loss) and state/municipal business and use taxes are non-GAAP financial measures.  Management has presented these and other non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations and in understanding our capital position.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three Months Ended March 31, 2019 and 2018” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (in thousands):

	For the Three Months Ended March 31,
	2019	2018
REVENUE FROM CORE OPERATIONS:
Net interest income	$116,104	$99,373
Total non-interest income	18,125	21,362
Total GAAP revenue	134,229	120,735
Exclude net gain on sale of securities	(1)	(4)
Exclude change in valuation of financial instruments carried at fair value	(11)	(3,308)
Revenue from core operations (non-GAAP)	$134,217	$117,423

	For the Three Months Ended March 31,
	2019	2018
EARNINGS FROM CORE OPERATIONS:
Net income (GAAP)	$33,346	$28,790
Exclude net gain on sale of securities	(1)	(4)
Exclude change in valuation of financial instruments carried at fair value	(11)	(3,308)
Exclude acquisition related expenses	2,148	—
Exclude related tax (expense) benefit	(513)	795
Total earnings from core operations (non-GAAP)	$34,969	$26,273
Diluted earnings per share (GAAP)	$0.95	$0.89
Diluted core earnings per share (non-GAAP)	$0.99	$0.81

	For the Three Months Ended March 31,
	2019	2018
ADJUSTED EFFICIENCY RATIO
Non-interest expense (GAAP)	$90,014	$81,706
Exclude acquisition-related expenses	(2,148)	—
Exclude CDI amortization	(2,052)	(1,382)
Exclude Business and Occupancy (B&O) tax expense	(945)	(713)
Exclude REO gain (loss)	123	(439)
Adjusted non-interest expense (non-GAAP)	$84,992	$79,172

Net interest income (GAAP)	$116,104	$99,373
Non-interest income (GAAP)	18,125	21,362
Total revenue	134,229	120,735
Exclude net gain on sale of securities	(1)	(4)
Exclude net change in valuation of financial instruments carried at fair value	(11)	(3,308)
Revenue from core operations (non-GAAP)	$134,217	$117,423

Efficiency ratio (GAAP)	67.06%	67.67%
Adjusted efficiency ratio (non-GAAP)	63.32%	67.42%

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

TANGIBLE COMMON SHAREHOLDERS' EQUITY TO TANGIBLE ASSETS
	March 31, 2019	December 31, 2018	March 31, 2018
Shareholders’ equity (GAAP)	$1,511,191	$1,478,595	$1,254,123
Exclude goodwill and other intangible assets, net	369,801	372,078	263,910
Tangible common shareholders’ equity (non-GAAP)	$1,141,390	$1,106,517	$990,213
Total assets (GAAP)	$11,740,285	$11,871,317	$10,317,264
Exclude goodwill and other intangible assets, net	369,801	372,078	263,910
Total tangible assets (non-GAAP)	$11,370,484	$11,499,239	$10,053,354
Common shareholders’ equity to total assets (GAAP)	12.87%	12.46%	12.16%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	10.04%	9.62%	9.85%

TANGIBLE COMMON SHAREHOLDERS' EQUITY PER SHARE
Tangible common shareholders' equity (non-GAAP)	$1,141,390	$1,106,517	$990,213
Common shares outstanding at end of period	35,152,746	35,182,772	32,423,673
Common shareholders' equity (book value) per share (GAAP)	$42.99	$42.03	$38.68
Tangible common shareholders' equity (tangible book value) per share (non-GAAP)	$32.47	$31.45	$30.54

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

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including OTTI losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation of assets and liabilities acquired in business combinations and subsequent recognition of related income and expense, and (vii) the valuation of or recognition of deferred tax assets and liabilities.  These policies and judgments, estimates and assumptions are described in greater detail below.  Management believes the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods.  There have been no significant changes in our application of accounting policies since December 31, 2018 except as described in Note 2 to the Consolidated Financial Statements.  For additional information concerning critical accounting policies, see the Selected Notes to the Consolidated Financial Statements and the following:

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

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

General:  Total assets decreased $131.0 million, to $11.74 billion at March 31, 2019, from $11.87 billion at December 31, 2018. The decrease was largely the result of the sale of $149.9 million of multifamily held for sale loans and decreases in the securities portfolio. The proceeds from these decreases were used to reduce FHLB advances and brokered CDs.

Loans and lending: Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans in a range of 90% to 95% of total deposits to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. We offer a wide range of loan products to meet the demands of our customers. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Portfolio loans increased $8.1 million during the three months ended March 31, 2019, primarily reflecting increased commercial real estate, multifamily and commercial business loan balances offset by seasonal and other market factors resulting in decreased agricultural and one-to-four-family construction loan balances. At March 31, 2019, our loan portfolio totaled $8.69 billion compared to $8.68 billion at December 31, 2018 and $7.56 billion at March 31, 2018. The growth over the year ago period includes the impact of the acquisition of Skagit during the fourth quarter of 2018 which included $631.7 million of portfolio loans.

The following table sets forth the composition of the Company's loans receivable by type of loan as of the dates indicated (dollars in thousands):

				Percentage Change
	Mar 31, 2019	Dec 31, 2018	Mar 31, 2018	Prior Yr End	Prior Year
Commercial real estate:
Owner occupied	$1,442,724	$1,430,097	$1,278,814	0.9%	12.8%
Investment properties	2,124,049	2,131,059	1,876,937	(0.3)	13.2
Multifamily real estate	387,142	368,836	321,039	5.0	20.6
Commercial construction	181,888	172,410	163,314	5.5	11.4
Multifamily construction	183,203	184,630	159,108	(0.8)	15.1
One- to four-family construction	514,468	534,678	434,204	(3.8)	18.5
Land and land development:
Residential	187,660	188,508	167,783	(0.4)	11.8
Commercial	28,928	27,278	24,331	6.0	18.9
Commercial business	1,524,298	1,483,614	1,296,691	2.7	17.6
Agricultural business including secured by farmland	373,322	404,873	307,243	(7.8)	21.5
One- to four-family real estate	967,581	973,616	833,598	(0.6)	16.1
Consumer:
Consumer secured by one- to four-family real estate	564,872	568,979	522,826	(0.7)	8.0
Consumer-other	212,522	216,017	170,158	(1.6)	24.9
Total loans receivable	$8,692,657	$8,684,595	$7,556,046	0.1%	15.0%

Our commercial real estate loans for both owner-occupied and investment properties totaled $3.57 billion, or 41% of our loan portfolio at March 31, 2019. In addition, multifamily residential real estate loans totaled $387.1 million and comprised 5% of our loan portfolio. Commercial real estate loans increased by $5.6 million during the first three months of 2019 and multifamily real estate loans increased by $18.3 million. Although multifamily real estate loans remain a modest portion of our loan portfolio, originations and sales of multifamily real estate loans have made a significant contribution to our mortgage banking revenue.

We also originate commercial and residential construction, land and land development loans, which totaled $1.10 billion, or 13% of our loan portfolio at March 31, 2019. Our residential construction loans are a significant component of construction lending. Despite the seasonal slowdown in residential construction loan growth, we continue to see demand for residential construction loans in many markets where we operate. We also originate residential construction loans for owner occupants, although construction balances for these loans are modest as the loans convert to one- to four-family real estate loans upon completion of the homes and are often sold in the secondary market. Residential construction, land and land development balances decreased $21.1 million, or 3%, to $702.1 million at March 31, 2019 compared to $723.2 million at December 31, 2018 and increased $100.1 million, or 17%, compared to $602.0 million at March 31, 2018. Residential construction, residential land and land development loans represented approximately 8% of our total loan portfolio at March 31, 2019.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  In recent years, our commercial business lending has also included participation in certain syndicated loans, including shared national credits, which totaled $164.6 million at March 31, 2019. Our commercial and agricultural business loans increased $9.1 million to $1.90 billion at March 31, 2019, compared to $1.89 billion at December 31, 2018, and increased $293.7 million, or 18%, compared to $1.60 billion at March 31, 2018. The increase in the current quarter primarily reflects growth in commercial business loans offset partially by seasonal decreases in agricultural loan balances. Commercial and agricultural business loans represented approximately 22% of our portfolio at March 31, 2019.

Our one- to four-family real estate loan originations have been relatively strong, despite the increases in interest rates during the past year. We are active originators of one- to four-family real estate loans in most communities where we have established offices in Washington, Oregon, California and Idaho. Most of the one- to four-family real estate loans that we originate are sold in secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. At March 31, 2019, our outstanding balances of one- to four-family real estate loans retained in our portfolio decreased $6.0 million, to $967.6 million, compared to $973.6 million at December 31, 2018, and increased $134.0 million, or 16%, compared to $833.6 million at March 31, 2018. One- to four-family real estate loans represented 11% of our loan portfolio at March 31, 2019.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers. At March 31, 2019, consumer loans, including consumer loans secured by one- to four-family residences, decreased $7.6 million to $777.4 million, compared to $785.0 million at December 31, 2018, and increased $84.4 million compared to $693.0 million at March 31, 2018.

The following table shows loan origination (excluding loans held for sale) activity for the three months ended March 31, 2019 and March 31, 2018 (in thousands):

	Three Months Ended
	Mar 31, 2019	Mar 31, 2018
Commercial real estate	$94,196	$65,725
Multifamily real estate	7,617	735
Construction and land	233,494	330,923
Commercial business	125,912	132,987
Agricultural business	32,059	26,574
One-to four- family residential	31,789	17,935
Consumer	63,774	70,533
Total loan originations (excluding loans held for sale)	$588,841	$645,412

The origination table above includes loan participations and loan purchases. There were no loan purchases during the three months ended March 31, 2019. We purchased $1.3 million of loans during the three months ended March 31, 2018 all of which were one-to four-family loans.

Loans held for sale decreased to $45.9 million at March 31, 2019, compared to $171.0 million at December 31, 2018, as the sales of multifamily held-for-sale loans exceeded origination of multifamily held-for-sale loans during the three months ended March 31, 2019. Origination of loans held for sale decreased to $134.7 million for the three months ended March 31, 2019 compared to $222.2 million for the same period last year. Loans held for sale were $141.8 million at March 31, 2018. Loans held for sale at March 31, 2019 included $3.3 million of multifamily loans and $42.5 million of one- to four-family loans compared to $116.2 million of multifamily loans and $25.7 million of one- to four-family loans at March 31, 2018.

The following table presents loans by geographic concentration at March 31, 2019, December 31, 2018 and March 31, 2018 (dollars in thousands):

	Mar 31, 2019		Dec 31, 2018	Mar 31, 2018	Percentage Change
	Amount	Percentage	Amount	Amount	Prior Yr End	Prior Yr Qtr
Washington	$4,329,759	49.8%	$4,324,588	$3,490,646	0.1%	24.0%
Oregon	1,639,427	18.9	1,636,152	1,580,278	0.2	3.7
California	1,581,654	18.2	1,596,604	1,405,411	(0.9)	12.5
Idaho	524,705	6.0	521,026	481,972	0.7	8.9
Utah	59,940	0.7	57,318	83,637	4.6	(28.3)
Other	557,172	6.4	548,907	514,102	1.5	8.4
Total loans receivable	$8,692,657	100.0%	$8,684,595	$7,556,046	0.1%	15.0%

Investment Securities: Our total investment in securities decreased $47.7 million to $1.85 billion at March 31, 2019 from December 31, 2018. Securities sales, paydowns and maturities during the three-month period exceeded purchases. Purchases were primarily in mortgage-backed or related securities issued by government-sponsored entities. The average effective duration of Banner's securities portfolio was approximately 3.0 years at March 31, 2019. Net fair value adjustments to the portfolio of securities held for trading, which were included in net income, were a decrease of $58,000 in the three months ended March 31, 2019. In addition, fair value adjustments for securities designated as available-for-sale reflected an increase of $16.7 million for the three months ended March 31, 2019, which was included net of the associated tax expense of $4.0 million as a component of other comprehensive income and largely occurred as a result of increased market interest rates. (See Note 4 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.)

Deposits: Deposits, customer retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes.  We compete with other financial institutions and financial intermediaries in attracting deposits and we generally attract deposits within our primary market areas. Increasing core deposits (non-interest-bearing and interest-bearing transaction and savings accounts) is a fundamental element of our business strategy. Much of the focus of our branch strategy and current marketing efforts have been directed toward attracting additional deposit customer relationships and balances.  This effort has been particularly directed towards emphasizing core deposit activity in non-interest-bearing and other transaction and savings accounts. The long-term success of our deposit gathering activities is reflected not only in the growth of core deposit balances, but also in increases in the level of deposit fees, service charges and other payment processing revenues compared to prior periods. Our core deposits balance was also positively impacted by $696.3 million of core deposits acquired in the Skagit acquisition.

The following table sets forth the Company's deposits by type of deposit account as of the dates indicated (dollars in thousands):

				Percentage Change
	Mar 31, 2019	Dec 31, 2018	Mar 31, 2018	Prior Yr End	Prior Year Qtr
Non-interest-bearing	$3,676,984	$3,657,817	$3,383,439	0.5%	8.7%
Interest-bearing checking	1,174,169	1,191,016	1,043,840	(1.4)	12.5
Regular savings accounts	1,865,852	1,842,581	1,637,814	1.3	13.9
Money market accounts	1,495,948	1,465,369	1,459,614	2.1	2.5
Interest-bearing transaction & savings accounts	4,535,969	4,498,966	4,141,268	0.8	9.5
Total core deposits	8,212,953	8,156,783	7,524,707	0.7	9.1
Interest-bearing certificates	1,163,276	1,320,265	1,018,355	(11.9)	14.2
Total deposits	$9,376,229	$9,477,048	$8,543,062	(1.1)%	9.8%

Total deposits were $9.38 billion at March 31, 2019, compared to $9.48 billion at December 31, 2018 and $8.54 billion a year ago. The $100.8 million decrease in total deposits compared to December 31, 2018 reflects a $137.9 million decrease in brokered deposits from December 31, 2018, as well as to a lesser extent a decline in retail, or non-brokered, certificates of deposit. Non-interest-bearing account balances increased 1% to $3.68 billion at March 31, 2019, compared to $3.66 billion at December 31, 2018, and increased 9% compared to $3.38 billion a year ago. Interest-bearing transaction and savings accounts increased 1% to $4.54 billion at March 31, 2019, compared to $4.50 billion at December 31, 2018, and increased 10% compared to $4.14 billion a year ago. Certificates of deposit decreased 12% to $1.16 billion at March 31, 2019, compared to $1.32 billion at December 31, 2018 and increased 14% compared to $1.02 billion a year ago. Brokered deposits totaled $239.4 million at March 31, 2019, compared to $377.3 million at December 31, 2018 and $169.5 million a year ago. Brokered deposits increased during

2018 in connection with our leveraging strategy as higher yielding investment securities were purchased. Core deposits represented 88% of total deposits at March 31, 2019, compared to 86% of total deposits at December 31, 2018.

The following table presents deposits by geographic concentration at March 31, 2019, December 31, 2018 and March 31, 2018 (dollars in thousands):

	Mar 31, 2019		Dec 31, 2018	Mar 31, 2018	Percentage Change
	Amount	Percentage	Amount	Amount	Prior Yr End	Prior Yr Qtr
Washington	$5,604,567	59.8%	$5,674,328	$4,766,646	(1.2)%	17.6%
Oregon	1,906,132	20.3	1,891,145	1,868,043	0.8	2.0
California	1,402,213	15.0	1,434,033	1,454,421	(2.2)	(3.6)
Idaho	463,317	4.9	477,542	453,952	(3.0)	2.1
Total deposits	$9,376,229	100.0%	$9,477,048	$8,543,062	(1.1)%	9.8%

Borrowings: FHLB advances decreased to $418.0 million at March 31, 2019 from $540.2 million at December 31, 2018 as proceeds from the sale of multifamily held-for-sale loans were used to pay down FHLB advances. Other borrowings, consisting of retail repurchase agreements primarily related to customer cash management accounts, increased $2.7 million, or 2%, to $121.7 million at March 31, 2019, compared to $119.0 million at December 31, 2018. No additional junior subordinated debentures were issued or matured during the three months ended March 31, 2019; however, the estimated fair value of these instruments decreased by $174,000, reflecting a decrease in LIBOR. Junior subordinated debentures totaled $113.9 million at March 31, 2019 compared to $114.1 million at December 31, 2018.

Shareholders' Equity: Total shareholders' equity increased $32.6 million to $1.51 billion at March 31, 2019 compared to $1.48 billion at December 31, 2018. The increase in shareholders' equity primarily reflects $33.3 million of year-to-date net income, a $12.8 million increase in accumulated other comprehensive income representing unrealized gains on securities available-for-sale as well as to a lesser extent increased fair value on junior subordinated debentures, both net of tax. These increases were partially offset by the accrual of $14.5 million of cash dividends to common shareholders. During the three months ended March 31, 2019, 25,642 shares of restricted stock were forfeited and 4,384 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants. (See Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" in this Form 10-Q.) Tangible common shareholders' equity, which excludes goodwill and other intangible assets, increased $34.9 million to $1.14 billion, or 10.04% of tangible assets at March 31, 2019, compared to $1.11 billion, or 9.62% of tangible assets at December 31, 2018.

Comparison of Results of Operations for the Three Months Ended March 31, 2019 and 2018

For the quarter ended March 31, 2019, our net income was $33.3 million, or $0.95 per diluted share, compared to $28.8 million, or $0.89 per diluted share, for the quarter ended March 31, 2018. Our net income for the quarter ended March 31, 2019 was positively impacted by growth in interest-earning assets and improved net interest margin, partially offset by increased non-interest expense including $2.1 million of acquisition-related expenses.

Growth in average interest-earning assets, coupled with a slightly higher net interest margin, produced increased net interest income. This resulted in increases in revenues in the three months ended March 31, 2019 compared to the same period a year earlier. The results for the current quarter included the operations acquired in the Skagit acquisition which closed in the fourth quarter of 2018. Credit costs remained low in the first quarter, while non-interest expenses increased compared to a year ago. Net income for the current year was strong, representing further progress on our strategic priorities and initiatives, and produced an annualized return on average assets of 1.15% for the current quarter.

Our earnings from core operations, which excludes net gains or losses on sales of securities, changes in the valuation of financial instruments carried at fair value, acquisition-related expenses and related tax expenses or benefits, were $35.0 million, or $0.99 per diluted share, for the quarter ended March 31, 2019, compared to $26.3 million, or $0.81 per diluted share, for the quarter ended March 31, 2018.

Net Interest Income. Net interest income increased by $16.7 million, or 17%, to $116.1 million for the quarter ended March 31, 2019, compared to $99.4 million for the same quarter one year earlier, as an increase of $1.51 billion in the average balance of interest-earning assets produced strong growth for this key source of revenue. The growth in the average balance of interest-earning assets reflects organic growth as well as the Skagit acquisition. Net interest margin was enhanced by the amortization of acquisition accounting discounts on purchased loans received in the acquisitions, which is accreted into loan interest income. The net interest margin of 4.37% for the quarter ended March 31, 2019 was enhanced by seven basis points as a result of acquisition accounting adjustments. This compares to a net interest margin of 4.35% for the quarter ended March 31, 2018, which included eight basis points from acquisition accounting adjustments. The increase in net interest margin compared to a year earlier primarily reflects both higher average loan and security balances and yields partially offset by increases in both the average balances and costs of interest-bearing liabilities.

Interest Income. Interest income for the quarter ended March 31, 2019 was $130.0 million, compared to $104.8 million for the same quarter in the prior year, an increase of $25.2 million, or 24%.  The increase in interest income occurred as a result of increases in both the average balances and yields on loans and mortgage-backed securities. The average balance of interest-earning assets was $10.77 billion for the quarter ended March 31, 2019, compared to $9.26 billion for the same period a year earlier. The average yield on interest-earning assets was 4.89% for quarter ended March 31, 2019, compared to 4.59% for the same quarter one year earlier. The increase in yield between periods reflects a 33 basis point increase in the average yield on loans as well as a 29 basis point increase in the average yield on investment securities. Average loans receivable for the quarter ended March 31, 2019 increased $1.16 billion, or 15%, to $8.82 billion, compared to $7.66 billion for the same quarter in the prior year. Interest income on loans increased by $21.4 million, or 23%, to $115.5 million for the current quarter from $94.0 million for the quarter ended March 31, 2018, reflecting the impact of the previously mentioned increases in average loan balances and yields.  The increase in average loan yields reflects the impact of higher Prime and LIBOR rates over the last year. The acquisition accounting loan discount accretion and the related balance sheet impact added nine basis points to the current quarter loan yield, compared to 10 basis points for the same quarter one year earlier.

The combined average balance of mortgage-backed securities, other investment securities, daily interest-bearing deposits and FHLB stock (total investment securities or combined portfolio) increased to $1.95 billion for the quarter ended March 31, 2019 (excluding the effect of fair value adjustments), compared to $1.60 billion for the quarter ended March 31, 2018; and the interest and dividend income from those investments increased by $3.7 million compared to the same quarter in the prior year. The average yield on the combined portfolio increased to 3.02% for the quarter ended March 31, 2019, from 2.73% for the same quarter one year earlier due higher yields on the securities purchased during 2019 compared to the existing portfolio.

Interest Expense. Interest expense for the quarter ended March 31, 2019 was $13.9 million, compared to $5.4 million for the same quarter in the prior year. The interest expense increase between periods reflects a $1.42 billion, or 16%, increase in the average balance of funding liabilities and a 31 basis point increase in the average cost of all funding liabilities.

Deposit interest expense increased $5.3 million, or 157%, to $8.6 million for the quarter ended March 31, 2019, compared to $3.4 million for the same quarter in the prior year, primarily as a result of increases in both the average balance and the cost of interest-bearing deposits. Average deposit balances increased to $9.36 billion for the quarter ended March 31, 2019, from $8.33 billion for the quarter ended March 31, 2018, while the average rate paid on total deposits increased to 0.37% in the first quarter of 2019 from 0.16% for the quarter ended March 31, 2018, primarily reflecting increases in the cost of certificates of deposits as well as increases in the costs of money market and savings accounts partially offset by the increase in non-interest-bearing deposits. The cost of interest-bearing deposits increased by 34 basis points to 0.61% for the quarter ended March 31, 2019 compared to 0.27% in the same quarter a year earlier. Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits frequently tend to lag changes in market interest rates, although the increase in short-term rates following the changes in the Fed Funds target rate over the last year contributed to the increase in the cost of interest-bearing deposits between the periods.

Average total borrowings were $792.5 million for the quarter ended March 31, 2019, compared to $396.9 million for the same quarter one year earlier and the average rate paid on total borrowings for the quarter ended March 31, 2019 increased to 2.69% from 2.13% for the same quarter one year earlier. The increase in the average total borrowings balance for the quarter ended March 31, 2019 from the same period a year earlier was primarily due to a $378.7 million increase in average FHLB advances. Interest expense on total borrowings increased to $5.2 million for the quarter ended March 31, 2019 from $2.1 million for the quarter ended March 31, 2018.

Analysis of Net Interest Spread. The following tables present for the periods indicated our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities with additional comparative data on our operating performance (dollars in thousands):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Held for sale loans	$98,005	$1,121	4.64%	$58,669	$681	4.71%
Mortgage loans	6,833,933	88,602	5.26	6,006,530	73,665	4.97
Commercial/agricultural loans	1,703,503	22,812	5.43	1,456,303	17,423	4.85
Consumer and other loans	183,451	2,920	6.46	140,627	2,253	6.50
Total loans (1)	8,818,892	115,455	5.31	7,662,129	94,022	4.98
Mortgage-backed securities	1,392,118	10,507	3.06	1,057,878	7,331	2.81
Other securities	484,134	3,479	2.91	462,947	3,090	2.71
Interest-bearing deposits with banks	44,757	289	2.62	64,512	231	1.45
FHLB stock	31,761	266	3.40	16,549	146	3.58
Total investment securities	1,952,770	14,541	3.02	1,601,886	10,798	2.73
Total interest-earning assets	10,771,662	129,996	4.89	9,264,015	104,820	4.59
Non-interest-earning assets	1,031,591			805,503
Total assets	$11,803,253			$10,069,518
Deposits:
Interest-bearing checking accounts	$1,153,949	475	0.17	$1,003,929	246	0.10
Savings accounts	1,854,123	1,920	0.42	1,601,671	627	0.16
Money market accounts	1,490,326	2,251	0.61	1,442,685	666	0.19
Certificates of deposit	1,253,613	3,997	1.29	998,738	1,819	0.74
Total interest-bearing deposits	5,752,011	8,643	0.61	5,047,023	3,358	0.27
Non-interest-bearing deposits	3,605,922	—	—	3,282,686	—	—
Total deposits	9,357,933	8,643	0.37	8,329,709	3,358	0.16
Other interest-bearing liabilities:
FHLB advances	534,238	3,476	2.64	155,540	677	1.77
Other borrowings	118,008	60	0.21	101,111	70	0.28
Junior subordinated debentures	140,212	1,713	4.95	140,212	1,342	3.88
Total borrowings	792,458	5,249	2.69	396,863	2,089	2.13
Total funding liabilities	10,150,391	13,892	0.56	8,726,572	5,447	0.25
Other non-interest-bearing liabilities (2)	151,937			65,978
Total liabilities	10,302,328			8,792,550
Shareholders’ equity	1,500,925			1,276,968
Total liabilities and shareholders’ equity	$11,803,253			$10,069,518
Net interest income/rate spread		$116,104	4.33%		$99,373	4.34%
Net interest margin			4.37%			4.35%
Additional Key Financial Ratios:
Return on average assets			1.15%			1.16%
Return on average equity			9.01			9.14
Average equity / average assets			12.72			12.68
Average interest-earning assets / average interest-bearing liabilities			164.59			170.17
Average interest-earning assets / average funding liabilities			106.12			106.16
Non-interest income / average assets			0.62			0.86
Non-interest expense / average assets			3.09			3.29
Efficiency ratio (4)			67.06			67.67
Adjusted efficiency ratio (5)			63.32			67.42

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average other non-interest-bearing liabilities include fair value adjustments related to FHLB advances and junior subordinated debentures.

(3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

(4)	Non-interest expense divided by the total of net interest income (before provision for loan losses) and non-interest income.

(5)
Adjusted non-interest expense divided by revenue from core operations. These represent non-GAAP financial measures. See the non-GAAP reconciliation tables above under "Executive Overview—Non-GAAP Financial Measures."

Provision and Allowance for Loan Losses. The provision for loan losses reflects the amount required to maintain the allowance for loan losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions. During the three months ended March 31, 2019, we recorded a provision for loans losses of $2.0 million, compared to $2.5 million during the fourth quarter of 2018, and $2.0 million during the same quarter a year ago. We continue to maintain an appropriate allowance for loan losses at March 31, 2019, reflecting growth in the related portfolio and current economic conditions.

In accordance with acquisition accounting, loans acquired from acquisitions were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan and lease losses is recorded for acquired loans at the acquisition date, although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios. The discount on acquired loans was $24.2 million at March 31, 2019 compared to $25.7 million at December 31, 2018 and $19.4 million at March 31, 2018.

Net loan charge-offs were $1.2 million for the quarter ended March 31, 2019 compared to net recoveries of $1.2 million for the same quarter in the prior year. The allowance for loan losses was $97.3 million at March 31, 2019 compared to $96.5 million at December 31, 2018 and $92.2 million at March 31, 2018. Included in our allowance at March 31, 2019 was an unallocated portion of $7.5 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for loan losses) was 1.12% at March 31, 2019, compared to 1.11% at December 31, 2018 and 1.22% at March 31, 2018.

We believe that the allowance for loan losses as of March 31, 2019 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. We believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, although there can be no assurance that these estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.

Non-interest Income. The following table presents the key components of non-interest income for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three months ended March 31,
	2019	2018	Change Amount	Change Percent
Deposit fees and other service charges	$12,618	$11,296	$1,322	11.7%
Mortgage banking operations	3,415	4,864	(1,449)	(29.8)
Bank owned life insurance	1,276	853	423	49.6
Miscellaneous	804	1,037	(233)	(22.5)
	18,113	18,050	63	0.3
Net gain on sale of securities	1	4	(3)	(75.0)
Net change in valuation of financial instruments carried at fair value	11	3,308	(3,297)	(99.7)
Total non-interest income	$18,125	$21,362	$(3,237)	(15.2)%

Non-interest income was $18.1 million for the quarter ended March 31, 2019, compared to $21.4 million for the same quarter in the prior year. Our non-interest income for the quarter ended March 31, 2019 included a $11,000 net gain for fair value adjustments and a net gain of $1,000 on sale of securities. For the quarter ended March 31, 2018, fair value adjustments resulted in a net gain of $3.3 million and we had a net gain of $4,000 on sale of securities. The net gain for fair value adjustments recognized for the quarter ended March 31, 2018 was due to an increase in the value of certain securities in our held-for-trading portfolio. For a more detailed discussion of our fair value adjustments, please refer to Note 9 in the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.

Deposit fees and other service charges increased by $1.3 million, or 12%, for the quarter ended March 31, 2019 compared to the same period a year ago reflecting growth in the number of deposit accounts resulting in increased transaction activity, including deposits acquired in the Skagit acquisition. Mortgage banking revenues, including gains on one- to four-family and multifamily loan sales and loan servicing fees, decreased $1.4 million for the quarter ended March 31, 2019 compared to the same period a year ago. Gains on multifamily loans decreased $818,000 for the quarter ended March 31, 2019 compared to the same period a year ago, reflecting lower originations of held-for-sale multifamily loans as well as lower spreads on loans sold. Sales of one- to four-family loans in the current quarter resulted in gains of $2.9 million compared to $4.2 million in the same period a year ago. Home purchase activity accounted for 80% of first quarter 2019 one- to four-family mortgage banking loan originations as compared to 72% for the first quarter last year. Bank owned life insurance income increased $423,000 for the quarter ended March 31, 2019 compared to the first quarter last year due to $338,000 of death benefit income.

Non-interest Expense.  The following table represents key elements of non-interest expense for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended March 31,
	2019	2018	Change Amount	Change Percent
Salaries and employee benefits	$54,640	$50,067	$4,573	9.1%
Less capitalized loan origination costs	(4,849)	(4,011)	(838)	20.9
Occupancy and equipment	13,766	11,766	2,000	17.0
Information/computer data services	5,326	4,381	945	21.6
Payment and card processing expenses	3,984	3,700	284	7.7
Professional and legal expenses	2,434	4,428	(1,994)	(45.0)
Advertising and marketing	1,529	1,830	(301)	(16.4)
Deposit insurance	1,418	1,341	77	5.7
State/municipal business and use taxes	945	713	232	32.5
REO operations	(123)	439	(562)	(128.0)
Amortization of core deposit intangibles	2,052	1,382	670	48.5
Miscellaneous	6,744	5,670	1,074	18.9
	87,866	81,706	6,160	7.5
Acquisition-related expenses	2,148	—	2,148
Total non-interest expense	$90,014	$81,706	$8,308	10.2%

Non-interest expenses increased by $8.3 million, to $90.0 million for the quarter ended March 31, 2019, compared to $81.7 million for the quarter ended March 31, 2018. The increase was primarily due to increases in salary and employee benefits and the acquisition-related expenses incurred for the Skagit merger.

Salary and employee benefits expenses increased to $54.6 million for the three months ended March 31, 2019, compared to $50.1 million for the three months ended March 31, 2018, primarily reflecting additional staffing related to the build out of the Company's risk infrastructure and operations acquired from the acquisition of Skagit on November 1, 2018 and normal salary and wage adjustments. Occupancy and equipment expense increased $2.0 million, to $13.8 million for the quarter ended March 31, 2019, reflecting the operations acquired from the Skagit acquisition. Information data services expenses increased $945,000 for the quarter ended March 31, 2019 compared to the same period in the prior year reflecting incremental costs as the Company continued to grow. Professional services decreased $2.0 million for the quarter ended March 31, 2019 compared to the same period in the prior year reflecting lower consulting costs as a result of completing the build out of the risk management infrastructure. Miscellaneous expense increased $1.1 million, to $6.7 million for the quarter ended March 31, 2019, reflecting a $676,000 write-down on a former administration building.

Income Taxes. For the quarter ended March 31, 2019, we recognized $8.9 million in income tax expense for an effective tax rate of 21.0%, which reflects our normal statutory tax rate reduced by the effect of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting. Our normal, expected statutory income tax rate is 23.7%, representing a blend of the statutory federal income tax rate of 21.0% and apportioned effects of the state income tax rates. For the quarter ended March 31, 2018, we recognized $8.2 million in income tax expense for an effective tax rate of 22.3%. For more discussion on our income taxes, please refer to Note 10 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

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

Non-Performing Assets:  Non-performing assets increased to $22.0 million, or 0.19% of total assets, at March 31, 2019, from $18.9 million, or 0.16% of total assets, at December 31, 2018, and decreased compared to $23.5 million, or 0.23% of total assets, at March 31, 2018. Our allowance for loan losses was $97.3 million, or 504% of non-performing loans at March 31, 2019, compared to $96.5 million, or 616% of non-performing loans at December 31, 2018 and $92.2 million, or 410% of non-performing loans at March 31, 2018.  Our level of non-performing loans and assets continues to be manageable. The primary components of the $22.0 million in non-performing assets were $18.6 million in nonaccrual loans, $683,000 in loans more than 90 days delinquent and still accruing interest, and $2.7 million in REO and other repossessed assets, the majority of which were acquired in the Skagit acquisition.

Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, restructured loans or TDRs are impaired as the Banks will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  If any restructured loan becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the restructured loan(s) would be reclassified as nonaccrual.  At March 31, 2019, we had $13.0 million of restructured loans currently performing under their restructured repayment terms.

Loans acquired in merger transactions with deteriorated credit quality are accounted for as purchased credit-impaired pools. Typically this would include loans that were considered non-performing or restructured as of the acquisition date. Accordingly, subsequent to acquisition, loans included in the purchased credit-impaired pools are not reported as non-performing loans based upon their individual performance status, so the categories of nonaccrual, impaired and 90 days past due and accruing do not include any purchased credit-impaired loans. Purchased credit-impaired loans were $13.3 million at March 31, 2019, compared to $14.4 million at December 31, 2018 and $19.3 million at March 31, 2018.

The following table sets forth information with respect to our non-performing assets and restructured loans at the dates indicated (dollars in thousands):

	March 31, 2019	December 31, 2018	March 31, 2018
Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$5,734	$4,088	$6,877
Construction and land	3,036	3,188	984
One- to four-family	1,538	1,544	2,815
Commercial business	3,614	2,936	3,037
Agricultural business, including secured by farmland	2,507	1,751	6,120
Consumer	2,181	1,241	1,237
	18,610	14,748	21,070
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
One- to four-family	640	658	591
Commercial business	1	1	1
Agricultural business, including secured by farmland	—	—	820
Consumer	42	247	7
	683	906	1,419
Total non-performing loans	19,293	15,654	22,489
REO, net (2)	2,611	2,611	328
Other repossessed assets held for sale	50	592	694
Total non-performing assets	$21,954	$18,857	$23,511

Total non-performing loans to loans before allowance for loan losses	0.22%	0.18%	0.30%
Total non-performing loans to total assets	0.16%	0.13%	0.22%
Total non-performing assets to total assets	0.19%	0.16%	0.23%

Restructured loans performing under their restructured terms (3)	$13,036	$13,422	$14,264

Loans 30-89 days past due and on accrual (4)	$28,972	$25,108	$23,557

(1)	Includes $1.4 million of nonaccrual restructured loans at March 31, 2019.

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

(3)	These loans were performing under their restructured repayment terms at March 31, 2019.
(4) Includes purchased credit-impaired loans.

In addition to the non-performing loans and purchased credit-impaired loans as of March 31, 2019, we had other classified loans with an aggregate outstanding balance of $47.5 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

REO: REO was $2.6 million at March 31, 2019 and December 31, 2018. The following table shows REO activity for the three months ended March 31, 2019 and March 31, 2018 (in thousands):

	Three Months Ended
	Mar 31, 2019	Mar 31, 2018
Balance, beginning of period	$2,611	$360
Additions from loan foreclosures	—	128
Valuation adjustments in the period	—	(160)
Balance, end of period	$2,611	$328

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the three months ended March 31, 2019 and March 31, 2018, our loan originations, including originations of loans held for sale, exceeded our loan repayments by $143.7 million and $176.6 million, respectively. There were no loan purchases during the three months ended March 31, 2019 compared to loan purchases of $1.3 million during the three months ended March 31, 2018. This activity was funded primarily by increased core deposits and the sale of loans in 2019. During the three months ended March 31, 2019 and March 31, 2018, we received proceeds of $265.2 million and $126.2 million, respectively, from the sale of loans. Securities purchased during the three months ended March 31, 2019 and March 31, 2018 totaled $5.1 million and $543.2 million, respectively, and securities repayments, maturities and sales in those periods were $67.2 million and $31.2 million, respectively.

Our primary financing activity is gathering deposits. Total deposits decreased by $100.8 million during the first three months of 2019, as a $157.0 million decrease in certificate of deposits, primarily brokered deposits, was partially offset by a $56.2 million increase in core deposits. Certificates of deposit are generally more vulnerable to competition and more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At March 31, 2019, certificates of deposit amounted to $1.16 billion, or 12% of our total deposits, including $868.4 million which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature.

FHLB advances decreased $122.2 million to $418.0 million during the first three months of 2019. Other borrowings increased $2.7 million to $121.7 million at March 31, 2019 from $119.0 million at December 31, 2018.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the three months ended March 31, 2019 and 2018, we used our sources of funds primarily to fund loan commitments and purchase securities. At March 31, 2019, we had outstanding loan commitments totaling $2.99 billion, primarily relating to undisbursed loans in process and unused credit lines. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings.  We maintain credit facilities with the FHLB-Des Moines, which at March 31, 2019 provided for advances that in the aggregate would equal the lesser of 45% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $5.21 billion, and 35% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $97.0 million.  Advances under these credit facilities totaled $418.0 million at March 31, 2019. In addition, Banner Bank has been approved for participation in the Borrower-In-Custody (BIC)

program by the Federal Reserve Bank of San Francisco (FRBSF).  Under this program Banner Bank had available lines of credit of approximately $1.16 billion as of March 31, 2019, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans.  We had no funds borrowed from the FRBSF at March 31, 2019 or December 31, 2018.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner Corporation is a separate legal entity from the Banks and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner's primary sources of funds consist of capital raised through dividends or capital distributions from the Banks, although there are regulatory restrictions on the ability of the Banks to pay dividends. At March 31, 2019, the Company on an unconsolidated basis had liquid assets of $42.9 million.

As noted below, Banner Corporation and its subsidiary banks continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the three months ended March 31, 2019, total shareholders' equity increased $32.6 million, to $1.51 billion.  At March 31, 2019, tangible common shareholders’ equity, which excludes goodwill and other intangible assets, was $1.14 billion, or 10.04% of tangible assets.  See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to tangible common shareholders’ equity.  Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets.  In addition to the minimum capital ratios, both Banner Corporation and the Banks are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital of more than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At March 31, 2019, Banner Corporation and the Banks each exceeded all regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2018 Form 10-K for additional information regarding regulatory capital requirements for Banner Corporation and the Banks.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of March 31, 2019, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as "Adequately Capitalized"		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Amount
Banner Corporation—consolidated
Total capital to risk-weighted assets	$1,323,711	13.55%	$781,580	8.00%	$976,975	10.00%
Tier 1 capital to risk-weighted assets	1,223,804	12.53	586,185	6.00	586,185	6.00
Tier 1 leverage capital to average assets	1,223,804	10.73	456,375	4.00	n/a	n/a
Common equity tier 1 capital	1,087,804	11.13	439,639	4.50	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	1,236,021	12.91	766,195	8.00	957,744	10.00
Tier 1 capital to risk-weighted assets	1,138,596	11.89	574,646	6.00	766,195	8.00
Tier 1 leverage capital to average assets	1,138,596	10.23	445,258	4.00	556,572	5.00
Common equity tier 1 capital	1,138,596	11.89	430,985	4.50	622,534	6.50
Islanders Bank
Total capital to risk-weighted assets	35,180	18.44	15,262	8.00	19,077	10.00
Tier 1 capital to risk-weighted assets	32,794	17.19	11,446	6.00	15,262	8.00
Tier 1 leverage capital to average assets	32,794	11.86	11,065	4.00	13,831	5.00
Common equity tier 1 capital	32,794	17.19	8,585	4.50	12,400	6.50

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly. We are currently experiencing a period of rising rates after a prolonged period of historically low deposit costs. The cost of deposits may increase more quickly than the yield on our earning assets as we continue to operate in a higher rate environment causing compression in the Banks' net interest margin and a reduction in the amount of net interest income revenue we generate. The Company actively manages its exposure to interest rate risk through on-going adjustments to the mix of interest-earning assets and funding sources that affect the repricing speeds of loans, investments, interest-bearing deposits and borrowings.

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

The following table sets forth, as of March 31, 2019, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$1,687	0.4%	$24,269	2.6%	$(192,294)	(7.2)%
+300	9,180	2.0	36,868	3.9	(97,255)	(3.6)
+200	11,219	2.4	37,346	4.0	(16,853)	(0.6)
+100	8,453	1.8	26,213	2.8	27,678	1.0
0	—	—	—	—	—	—
-50	(9,954)	(2.1)	(26,817)	(2.9)	(58,161)	(2.2)
-100	(21,765)	(4.7)	(59,248)	(6.3)	(139,991)	(5.2)

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 2019 (dollars in thousands).  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At March 31, 2019, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $2.48 billion, representing a one-year cumulative gap to total assets ratio of 21.17%.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of March 31, 2019 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$689,621	$109,176	$89,922	$17,802	$5,186	$2,979	$914,686
Fixed-rate mortgage loans	322,500	175,471	559,570	422,581	481,556	22,775	1,984,453
Adjustable-rate mortgage loans	924,590	375,335	1,187,257	726,081	203,031	187	3,416,481
Fixed-rate mortgage-backed securities	85,233	73,889	273,920	238,748	474,321	98,708	1,244,819
Adjustable-rate mortgage-backed securities	152,901	6,221	24,578	36,330	16,169	—	236,199
Fixed-rate commercial/agricultural loans	134,384	105,278	243,584	77,136	69,628	24,913	654,923
Adjustable-rate commercial/agricultural loans	903,000	23,679	66,766	39,620	23,971	—	1,057,036
Consumer and other loans	483,035	55,900	95,193	24,397	14,807	40,090	713,422
Investment securities and interest-earning deposits	107,065	6,230	59,568	63,371	94,305	67,287	397,826
Total rate sensitive assets	3,802,329	931,179	2,600,358	1,646,066	1,382,974	256,939	10,619,845
Interest-bearing liabilities: (2)
Regular savings	250,692	130,877	417,138	290,322	408,240	368,583	1,865,852
Interest checking accounts	164,439	72,656	240,399	176,621	264,105	255,948	1,174,168
Money market deposit accounts	170,173	113,236	363,722	254,074	349,018	245,726	1,495,949
Certificates of deposit	630,039	238,761	269,088	23,494	2,368	—	1,163,750
FHLB advances	118,000	100,000	200,000	—	—	—	418,000
Junior subordinated debentures	140,212	—	—	—	—	—	140,212
Retail repurchase agreements	121,719	—	—	—	—	—	121,719
Total rate sensitive liabilities	1,595,274	655,530	1,490,347	744,511	1,023,731	870,257	6,379,650
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$2,207,055	$275,649	$1,110,011	$901,555	$359,243	$(613,318)	$4,240,195
Cumulative excess of interest-sensitive assets	$2,207,055	$2,482,704	$3,592,715	$4,494,270	$4,853,513	$4,240,195	$4,240,195
Cumulative ratio of interest-earning assets to interest-bearing liabilities	238.35%	210.30%	196.03%	200.19%	188.10%	166.46%	166.46%
Interest sensitivity gap to total assets	18.82%	2.35%	9.46%	7.69%	3.06%	(5.23)%	36.15%
Ratio of cumulative gap to total assets	18.82%	21.17%	30.63%	38.32%	41.38%	36.15%	36.15%

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

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(1.15) billion, or (9.81)% of total assets at March 31, 2019.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three Months Ended March 31, 2019 and 2018” of this report on Form 10-Q.

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

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls Over Financial Reporting:  In the quarter ended March 31, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – Risk Factors

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2019:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
January 1, 2019 - January 31, 2019	35	$54.79	—	1,296,549
February 1, 2019 - February 28, 2019	3,313	61.29	—	1,296,549
March 1, 2019 - March 31, 2019	1,036	62.18	—	1,757,637
Total for quarter	4,384	61.45	—	1,757,637

Employees surrendered 4,384 shares to satisfy tax withholding obligations upon the vesting of restricted stock grants during the three months ended March 31, 2019.

On March 27, 2019, the Company announced that its Board of Directors had renewed its authorization to repurchase up to 5% of the Company's common stock, or 1,757,637 of the Company's outstanding shares. Under the authorization, shares may be repurchased by the Company in open market purchases. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations.

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

10{m}	2018 Omnibus Incentive Plan [incorporated by reference as Appendix D to the Registrant's Definitive Proxy Statement on Schedule 14A filed on March 23, 2018 (File No. 000-26584)]

Exhibit	Index of Exhibits
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

101
The following materials from Banner Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Statements of Financial Condition; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Selected Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

May 3, 2019	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

May 3, 2019	/s/ Peter J. Conner
Peter J. Conner
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)