Form 10-Q
period 2019-06-30
BANNER CORP
filed 2019-08-02
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ to ______________
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

Securities registered pursuant to Section 12(b) of the Act

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

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company			☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	☐	No	[x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:			As of July 31, 2019
Common Stock, $.01 par value per share			34,534,184 shares
Non-voting Common Stock, $.01 par value per share			39,192 shares

BANNER CORPORATION AND SUBSIDIARIES

Special Note Regarding Forward-Looking Statements

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, liquidity, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: expected revenues, cost savings, synergies and other benefits from the proposed merger of Banner and AltaPacific Bancorp (AltaPacific) might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; the requisite regulatory approvals for the proposed merger of Banner and AltaPacific may be delayed or may not be obtained (or may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed merger); the requisite approval of AltaPacific shareholders may be delayed or may not be obtained, the other closing conditions to the merger may be delayed or may not be obtained, or the merger agreement may be terminated; business disruption may occur following or in connection with the proposed merger of Banner and AltaPacific; Banner's or AltaPacific's businesses may experience disruptions due to transaction-related uncertainty or other factors making it more difficult to maintain relationships with employees, customers, other business partners or governmental entities; the possibility that the proposed merger is more expensive to complete than anticipated, including as a result of unexpected factors or events; diversion of managements' attention from ongoing business operations and opportunities as a result of the proposed merger or otherwise; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses and provisions for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets, and may result in the allowance for loan losses not being adequate to cover actual losses and require a material increase in reserves; results of examinations by regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the writing down of assets or increases in the allowance for loan losses; the ability to manage loan delinquency rates; competitive pressures among financial services companies; changes in consumer spending or borrowing and spending habits; interest rate movements generally and the relative differences between short and long-term interest rates, loan and deposit interest rates, net interest margin and funding sources; the impact of repricing and competitors’ pricing initiatives on loan and deposit products; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values; the ability to adapt successfully to technological changes to meet customers’ needs and developments in the marketplace; the ability to access cost-effective funding; increases in premiums for deposit insurance; the ability to control operating costs and expenses; the use of estimates in determining fair value of certain assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect employees, and potential associated charges; disruptions, security breaches or other adverse events, failures or interruptions in, or attacks on, information technology systems or on the third-party vendors who perform critical processing functions; changes in financial markets; changes in economic conditions in general and in Washington, Idaho, Oregon and California in particular; secondary market conditions for loans and the ability to sell loans in the secondary market; the costs, effects and outcomes of litigation; legislation or regulatory changes or reforms, including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes related to Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the implementing regulations; results of safety and soundness and compliance examinations by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks, (the Washington DFI) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require restitution or institute an informal or formal enforcement action which could require an increase in reserves for loan losses, write-downs of assets or changes in regulatory capital position, or affect the ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions, any of which could adversely affect liquidity and earnings; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations; changes in accounting principles, policies or guidelines, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory and technological factors affecting operations, pricing, products and services; future acquisitions by Banner of other depository institutions or lines of business; and future goodwill impairment due to changes in Banner’s business, changes in market conditions, or other factors; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (SEC), including this report on Form 10-Q.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.  All references to “Banner” refer to Banner Corporation and those to “the Banks” refer to its wholly-owned subsidiaries, Banner Bank and Islanders Bank, collectively.

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
June 30, 2019 and December 31, 2018

ASSETS	June 30, 2019	December 31, 2018
Cash and due from banks	$187,043	$231,029
Interest bearing deposits	59,753	41,167
Total cash and cash equivalents	246,796	272,196
Securities—trading	25,741	25,896
Securities—available-for-sale, amortized cost $1,535,775 and $1,648,421, respectively	1,561,009	1,636,223
Securities—held-to-maturity, fair value $206,917 and $232,537, respectively	203,222	234,220
Total securities	1,789,972	1,896,339
Federal Home Loan Bank (FHLB) stock	34,583	31,955
Loans held for sale (includes $149.7 million and $164.8 million, at fair value, respectively)	170,744	171,031
Loans receivable	8,746,550	8,684,595
Allowance for loan losses	(98,254)	(96,485)
Net loans receivable	8,648,296	8,588,110
Accrued interest receivable	40,238	38,593
Real estate owned (REO), held for sale, net	2,513	2,611
Property and equipment, net	171,233	171,809
Goodwill	339,154	339,154
Other intangibles, net	28,595	32,924
Bank-owned life insurance (BOLI)	178,922	177,467
Deferred tax assets, net	61,327	75,020
Other assets	135,001	74,108
Total assets	$11,847,374	$11,871,317
LIABILITIES
Deposits:
Non-interest-bearing	$3,671,995	$3,657,817
Interest-bearing transaction and savings accounts	4,546,202	4,498,966
Interest-bearing certificates	1,070,770	1,320,265
Total deposits	9,288,967	9,477,048
Advances from FHLB	606,000	540,189
Other borrowings	118,370	118,995
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	113,621	114,091
Accrued expenses and other liabilities	159,131	102,061
Deferred compensation	40,230	40,338
Total liabilities	10,326,319	10,392,722
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 34,534,451shares issued and outstanding at June 30, 2019; 35,107,839 shares issued and outstanding at December 31, 2018	1,306,000	1,336,030
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; 39,192 shares issued and outstanding at June 30, 2019; 74,933 shares issued and outstanding at December 31, 2018	888	1,406
Retained earnings	178,257	134,055
Carrying value of shares held in trust for stock-based compensation plans	(7,324)	(7,289)
Liability for common stock issued to stock related compensation plans	7,324	7,289
Accumulated other comprehensive income	35,910	7,104
Total shareholders' equity	1,521,055	1,478,595
Total liabilities and shareholders' equity	$11,847,374	$11,871,317
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except shares and per share amounts)
For the Three and Six Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
INTEREST INCOME:
Loans receivable	$117,007	$99,853	$232,462	$193,875
Mortgage-backed securities	9,794	8,899	20,301	16,230
Securities and cash equivalents	4,037	3,671	8,071	7,138
Total interest income	130,838	112,423	260,834	217,243
INTEREST EXPENSE:
Deposits	9,023	4,264	17,666	7,622
FHLB advances	3,370	1,499	6,846	2,177
Other borrowings	67	49	127	119
Junior subordinated debentures	1,683	1,548	3,396	2,889
Total interest expense	14,143	7,360	28,035	12,807
Net interest income	116,695	105,063	232,799	204,436
PROVISION FOR LOAN LOSSES	2,000	2,000	4,000	4,000
Net interest income after provision for loan losses	114,695	103,063	228,799	200,436
NON-INTEREST INCOME:
Deposit fees and other service charges	14,046	11,985	26,664	23,281
Mortgage banking operations	5,936	4,643	9,351	9,507
Bank-owned life insurance (BOLI)	1,123	933	2,399	1,785
Miscellaneous	1,713	3,388	2,517	4,426
	22,818	20,949	40,931	38,999
Net (loss) gain on sale of securities	(28)	44	(27)	48
Net change in valuation of financial instruments carried at fair value	(114)	224	(103)	3,532
Total non-interest income	22,676	21,217	40,801	42,579
NON-INTEREST EXPENSE:
Salary and employee benefits	55,629	51,494	110,269	101,561
Less capitalized loan origination costs	(7,399)	(4,733)	(12,248)	(8,744)
Occupancy and equipment	12,681	11,574	26,447	23,340
Information/computer data services	5,273	4,564	10,599	8,945
Payment and card processing expenses	4,041	3,731	8,025	7,431
Professional and legal expenses	2,336	3,838	4,770	8,266
Advertising and marketing	2,065	2,141	3,594	3,971
Deposit insurance	1,418	1,021	2,836	2,362
State/municipal business and use taxes	1,007	816	1,952	1,529
REO operations, net	260	(319)	137	121
Amortization of core deposit intangibles	2,053	1,382	4,105	2,764
Miscellaneous	7,051	7,128	13,795	12,797
	86,415	82,637	174,281	164,343
Acquisition-related expenses	301	—	2,449	—
Total non-interest expense	86,716	82,637	176,730	164,343
Income before provision for income taxes	50,655	41,643	92,870	78,672
PROVISION FOR INCOME TAXES	10,955	9,219	19,824	17,458
NET INCOME	$39,700	$32,424	$73,046	$61,214
Earnings per common share:
Basic	$1.14	$1.01	$2.09	$1.89
Diluted	$1.14	$1.00	$2.09	$1.89
Cumulative dividends declared per common share	$0.41	$0.85	$0.82	$1.20
Weighted average number of common shares outstanding:
Basic	34,831,047	32,250,514	34,940,106	32,323,635
Diluted	34,882,359	32,331,609	35,028,881	32,422,287
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three and Six Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
NET INCOME	$39,700	$32,424	$73,046	$61,214
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) on available-for-sale securities arising during the period	20,751	(8,305)	37,407	(23,073)
Reclassification for net loss (gain) on available-for-sale securities realized in earnings	27	(49)	26	(51)
Changes in fair value of junior subordinated debentures related to instrument specific credit risk	296	(258)	470	(14,067)
Income tax related to other comprehensive (loss) income	(5,058)	2,091	(9,097)	8,893
Other comprehensive income (loss)	16,016	(6,521)	28,806	(28,298)
COMPREHENSIVE INCOME	$55,716	$25,903	$101,852	$32,916

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands, except shares)
For the Six Months Ended June 30, 2019 and the Year Ended December 31, 2018

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2018	32,726,485	$1,187,127	$90,535	$(5,036)	$1,272,626

Cumulative effect of reclassification of the instrument-specific credit risk portion of junior subordinated debentures fair value adjustments and reclassification of equity securities from available-for-sale			(28,203)	28,203	—
Net income			28,790		28,790
Other comprehensive loss, net of income tax				(21,777)	(21,777)
Repurchase of common stock	(269,711)	(15,359)			(15,359)
Accrual of dividends on common stock ($0.35/share)			(11,349)		(11,349)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(33,101)	1,192			1,192

Balance, March 31, 2018	32,423,673	$1,172,960	$79,773	$1,390	$1,254,123

Balance, April 1, 2018	32,423,673	$1,172,960	$79,773	$1,390	$1,254,123

Net income			32,424		32,424
Other comprehensive loss, net of income tax				(6,521)	(6,521)
Accrual of dividends on common stock ($0.85/share)			(27,712)		(27,712)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(17,977)	696			696

Balance, June 30, 2018	32,405,696	$1,173,656	$84,485	$(5,131)	$1,253,010

Continued on next page

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Shareholders’ Equity
	Shares	Amount
Balance, July 1, 2018	32,405,696	$1,173,656	$84,485	$(5,131)	$1,253,010

Net income			37,773		37,773
Other comprehensive loss, net of income tax				(7,863)	(7,863)
Accrual of dividends on common stock ($0.38/share)			(12,316)		(12,316)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(2,939)	1,594			1,594

Balance, September 30, 2018	32,402,757	$1,175,250	$109,942	$(12,994)	$1,272,198

Balance, October 1, 2018	32,402,757	$1,175,250	$109,942	$(12,994)	$1,272,198

Net income			37,527		37,527
Other comprehensive income, net of income tax				20,098	20,098
Accrual of dividends on common stock ($0.38/share)			(13,414)		(13,414)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(3,056)	1,519			1,519
Repurchase of common stock	(325,000)	(19,042)			(19,042)
Business acquisition	3,108,071	179,709			179,709

Balance, December 31, 2018	35,182,772	$1,337,436	$134,055	$7,104	$1,478,595

Continued on next page

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2019	35,182,772	$1,337,436	$134,055	$7,104	$1,478,595

Net income			33,346		33,346
Other comprehensive income, net of income tax				12,790	12,790
Accrual of dividends on common stock ($0.41/share)			(14,490)		(14,490)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(30,026)	950			950

Balance, March 31, 2019	35,152,746	$1,338,386	$152,911	$19,894	$1,511,191

Balance, April 1, 2019	35,152,746	$1,338,386	$152,911	$19,894	$1,511,191

Net income			39,700		39,700
Other comprehensive income, net of income tax				16,016	16,016
Accrual of dividends on common stock ($0.41/share)			(14,354)		(14,354)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	20,897	575			575
Repurchase of common stock	(600,000)	(32,073)			(32,073)

Balance, June 30, 2019	34,573,643	$1,306,888	$178,257	$35,910	$1,521,055

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$73,046	$61,214
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	8,747	7,253
Deferred income and expense, net of amortization	(647)	(1,518)
Amortization of core deposit intangibles	4,105	2,764
Loss (gain) on sale of securities	27	(48)
Net change in valuation of financial instruments carried at fair value	103	(3,532)
Gain on branch divestiture	—	(249)
Decrease (increase) in deferred taxes	13,693	(6,510)
Increase in current taxes payable	943	5,603
Stock-based compensation	3,394	3,231
Increase in cash surrender value of BOLI	(2,382)	(1,768)
Gain on sale of loans, net of capitalized servicing rights	(6,730)	(6,533)
Loss (gain) on disposal of real estate held for sale and property and equipment	721	(1,858)
Provision for loan losses	4,000	4,000
Provision for losses on real estate held for sale	—	160
Origination of loans held for sale	(397,227)	(415,790)
Proceeds from sales of loans held for sale	404,244	384,215
Net change in:
Other assets	(12,131)	1,734
Other liabilities	(5,911)	1,797
Net cash provided from operating activities	87,995	34,165
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(52,525)	(591,265)
Principal repayments and maturities of securities—available-for-sale	120,638	69,853
Proceeds from sales of securities—available-for-sale	40,759	8,363
Purchases of securities—held-to-maturity	—	(8,469)
Principal repayments and maturities of securities—held-to-maturity	29,936	4,422
Loan originations, net of principal repayments	(64,641)	(82,461)
Purchases of loans and participating interest in loans	(777)	(2,268)
Proceeds from sales of other loans	7,155	4,733
Net cash paid related to branch divestiture	—	(20,412)
Purchases of property and equipment	(11,759)	(9,925)
Proceeds from sale of real estate held for sale and sale of other property, net	4,243	6,367
Proceeds from FHLB stock repurchase program	90,373	79,878
Purchase of FHLB stock	(93,000)	(89,460)
Other	947	417
Net cash provided from (used in) investing activities	71,349	(630,227)
FINANCING ACTIVITIES:
(Decrease) increase in deposits, net	(188,081)	364,890
Proceeds from long term FHLB advances	300,000	—
Repayment of long term FHLB advances	(189)	(5)
(Repayment) proceeds from overnight and short term FHLB advances, net	(234,000)	239,000
(Decrease) Increase in other borrowings, net	(626)	16,598
Cash dividends paid	(27,906)	(19,494)
Taxes paid related to net share settlement of equity awards	(1,869)	(1,343)
Cash paid for the repurchase of common stock	(32,073)	(15,359)
Net cash (used in) provided from financing activities	(184,744)	584,287
NET CHANGE IN CASH AND CASH EQUIVALENTS	(25,400)	(11,775)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	272,196	261,200
CASH AND CASH EQUIVALENTS, END OF PERIOD	$246,796	$249,425

Continued on next page

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$29,892	$11,720
Tax paid, net	13,477	8,806
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	154	1,419
Dividends accrued but not paid until after period end	14,714	27,833

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2019 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. Certain reclassifications have been made to the 2018 Consolidated Financial Statements and/or schedules to conform to the 2019 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are significant to an understanding of Banner’s financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles (CDI) and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation of assets acquired and liabilities assumed in business combinations and subsequent recognition of related income and expense, and (vii) the valuation or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC (2018 Form 10-K).  There have been no significant changes in our application of these accounting policies during the first six months of 2019, except as described in Note 2.

On July 25, 2019, Banner and AltaPacific Bancorp, Inc. (“AltaPacific”), the holding company for AltaPacific Bank, a California state-chartered commercial bank, announced that they have entered into a definitive merger agreement pursuant to which Banner will acquire AltaPacific in an all-stock transaction, subject to the terms and conditions set forth therein. Under the merger agreement, AltaPacific will merge with and into Banner, and immediately thereafter AltaPacific Bank will merge with and into Banner Bank. The combined company will have approximately $12.2 billion in assets. See Note 17 for additional information on the transaction.

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

Financial Instruments—Credit Losses (Topic 326)

In June 2016, FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial asset not excluded from the scope that have the contractual right to receive cash. The ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This ASU broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. This ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is still evaluating the effects this ASU will have on the Company’s Consolidated Financial Statements. The Company has formed an internal committee to oversee the project, engaged a third-party vendor to assist with the project and has completed its gap analysis phase of the project. In addition, the Company has selected a second third-party vendor to assist with building and developing the required models and has completed the initial build out of the required models. The Company has also selected a different third-party to provide a reasonable and supportable forecast. The Company is in the process of incorporating the reasonable and supportable forecast and qualitative factors into the models. Upon adoption, the Company expects changes in the processes and procedures used to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The new guidance may result in an increase in the allowance for loan losses which will also reflect the new requirement to include the nonaccretable principal differences on purchased credit-impaired loans; however, the Company is still in the process of determining the magnitude of the change and its impact on the Consolidated Financial Statements. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available-for-sale will be replaced with an allowance approach.

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

Derivatives and Hedging (Topic 815)

In August 2017, FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU are intended to provide investors better insight into an entity's risk management hedging strategies by permitting a company to recognize the economic results of its hedging strategies in its financial statements. The amendments in this ASU permit hedge accounting for hedging relationships involving non-financial risk and interest rate risk by removing certain limitations in cash flow and fair value hedging relationships. In addition, the ASU requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. This ASU is effective for fiscal years beginning after December 15, 2018. Adoption of ASU 2017-12 did not have a material impact on the Company's Consolidated Financial Statements.

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

NOTE 3: BUSINESS COMBINATION
Acquisition of Skagit Bancorp, Inc.
Effective as of the close of business on November 1, 2018, the Company acquired 100% of the outstanding common shares of Skagit Bancorp, Inc. (“Skagit”) and its wholly-owned subsidiary, Skagit Bank, a Washington State chartered commercial bank headquartered in Burlington, Washington, with 11 branches serving markets along the I-5 corridor from Seattle to the Canadian border. On that date, Skagit merged with and into Banner and Skagit Bank merged with and into Banner Bank. Pursuant to the previously announced terms of the merger, the equity holders of Skagit received an aggregate of 3.1 million shares of Banner voting common stock, plus cash in lieu of fractional shares and to cancel Skagit stock options, for total consideration paid of $180.0 million. The acquisition provided $915.8 million in assets, $810.2 million in deposits and $632.4 million in loans to Banner.
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
The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities of Skagit for the period since November 1, 2018. Disclosure of the amount of Skagit’s revenue and net income (excluding integration costs) included in the Company’s Consolidated Statements of Operations is impracticable due to the integration of the operations and accounting for this acquisition. The pro forma impact of the Skagit acquisition to the historical financial results was determined to not be significant.

Note 4:  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at June 30, 2019 and December 31, 2018 are summarized as follows (in thousands):

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
Corporate bonds	$27,203			$25,741
	$27,203			$25,741
Available-for-Sale:
U.S. Government and agency obligations	$125,597	$437	$(966)	$125,068
Municipal bonds	106,379	4,549	(18)	110,910
Corporate bonds	4,557	12	(8)	4,561
Mortgage-backed or related securities	1,291,166	22,751	(1,484)	1,312,433
Asset-backed securities	8,076	2	(41)	8,037
	$1,535,775	$27,751	$(2,517)	$1,561,009
Held-to-Maturity:
U.S. Government and agency obligations	$388	$6	$—	$394
Municipal bonds	148,580	3,538	(629)	151,489
Corporate bonds	3,668	—	(12)	3,656
Mortgage-backed or related securities	50,586	821	(29)	51,378
	$203,222	$4,365	$(670)	$206,917

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
Corporate bonds	$27,203			$25,896
	$27,203			$25,896
Available-for-Sale:
U.S. Government and agency obligations	$151,012	$149	$(2,049)	$149,112
Municipal bonds	116,548	1,806	(532)	117,822
Corporate bonds	3,556	—	(61)	3,495
Mortgage-backed or related securities	1,355,258	5,210	(16,607)	1,343,861
Asset-backed securities	22,047	6	(120)	21,933
	$1,648,421	$7,171	$(19,369)	$1,636,223
Held-to-Maturity:
U.S. Government and agency obligations	$1,006	$14	$(1)	$1,019
Municipal bonds	176,663	1,727	(2,578)	175,812
Corporate bonds	3,736	—	(13)	3,723
Mortgage-backed or related securities	52,815	66	(898)	51,983
	$234,220	$1,807	$(3,490)	$232,537

At June 30, 2019 and December 31, 2018, the gross unrealized losses and the fair value for securities available-for-sale and held-to-maturity aggregated by the length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	June 30, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$—	$—	$71,611	$(966)	$71,611	$(966)
Municipal bonds	493	(3)	3,230	(15)	3,723	(18)
Corporate bonds	352	(1)	1,798	(7)	2,150	(8)
Mortgage-backed or related securities	73,934	(483)	207,659	(1,001)	281,593	(1,484)
Asset-backed securities	7,314	(40)	229	(1)	7,543	(41)
	$82,093	$(527)	$284,527	$(1,990)	$366,620	$(2,517)
Held-to-Maturity
Municipal bonds	$—	$—	$23,378	$(629)	$23,378	$(629)
Corporate bonds	—	—	488	(12)	488	(12)
Mortgage-backed or related securities	2,211	(1)	6,128	(28)	8,339	(29)
	$2,211	$(1)	$29,994	$(669)	$32,205	$(670)

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$75,885	$(1,240)	$50,508	$(809)	$126,393	$(2,049)
Municipal bonds	6,422	(54)	27,231	(478)	33,653	(532)
Corporate bonds	3,199	(56)	295	(5)	3,494	(61)
Mortgage-backed or related securities	316,074	(2,939)	571,989	(13,668)	888,063	(16,607)
Asset-backed securities	10,582	(24)	9,913	(96)	20,495	(120)
	$412,162	$(4,313)	$659,936	$(15,056)	$1,072,098	$(19,369)
Held-to-Maturity
U.S. Government and agency obligations	$145	$(1)	$—	$—	$145	$(1)
Municipal bonds	29,898	(274)	44,637	(2,304)	74,535	(2,578)
Corporate bonds	—	—	487	(13)	487	(13)
Mortgage-backed or related securities	10,761	(220)	30,035	(678)	40,796	(898)
	$40,804	$(495)	$75,159	$(2,995)	$115,963	$(3,490)

At June 30, 2019, there were 105 securities—available-for-sale with unrealized losses, compared to 271 at December 31, 2018.  At June 30, 2019, there were 14 securities—held-to-maturity with unrealized losses, compared to 90 at December 31, 2018.  Management does not believe that any individual unrealized loss as of June 30, 2019 or December 31, 2018 represented other-than-temporary impairment (OTTI).  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

There were no sales of securities—trading during the six-month periods ended June 30, 2019 or 2018. There were no securities—trading in a nonaccrual status at June 30, 2019 or December 31, 2018.  Net unrealized holding losses of $103,000 were recognized during the six months ended June 30, 2019 compared to $3.4 million of net unrealized holdings gains recognized during the six months ended June 30, 2018.

There were 36 sales of securities—available-for-sale during the six months ended June 30, 2019, with a net loss of $26,000.  There were nine sales of securities—available-for-sale during the six months ended June 30, 2018, which together with partial calls of securities resulted in a net gain of $51,000 for the six months ended June 30, 2018. There were no securities—available-for-sale in a nonaccrual status at June 30, 2019 or December 31, 2018.

There were no sales of securities—held-to-maturity during the six-month period ended June 30, 2019 or 2018, although there were partial calls of securities that resulted in a net loss of $1,000 for the six-months ended June 30, 2019 and a net gain of $2,000 for the six months ended June 30, 2018. There were no securities—held-to-maturity in a nonaccrual status at June 30, 2019 or December 31, 2018.

The amortized cost and estimated fair value of securities at June 30, 2019, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	June 30, 2019
	Trading		Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing in one year or less	$—	$—	$2,554	$2,556	$4,602	$4,604
Maturing after one year through five years	—	—	57,247	58,238	63,805	64,663
Maturing after five years through ten years	—	—	393,053	404,449	43,943	45,457
Maturing after ten years through twenty years	27,203	25,741	178,802	183,689	58,805	60,672
Maturing after twenty years	—	—	904,119	912,077	32,067	31,521
	$27,203	$25,741	$1,535,775	$1,561,009	$203,222	$206,917

The following table presents, as of June 30, 2019, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	June 30, 2019
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$136,556	$136,217	$139,723
Interest rate swap counterparties	15,560	15,494	15,741
Repurchase agreements	144,625	142,411	144,625
Other	2,721	2,721	2,698
Total pledged securities	$299,462	$296,843	$302,787

Note 5: LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

Loans receivable at June 30, 2019 and December 31, 2018 are summarized as follows (dollars in thousands):

	June 30, 2019		December 31, 2018
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,433,995	16.4%	$1,430,097	16.4%
Investment properties	2,116,306	24.2	2,131,059	24.5
Multifamily real estate	402,241	4.6	368,836	4.2
Commercial construction	172,931	2.0	172,410	2.0
Multifamily construction	189,160	2.2	184,630	2.1
One- to four-family construction	503,061	5.7	534,678	6.2
Land and land development:
Residential	187,180	2.1	188,508	2.2
Commercial	27,470	0.3	27,278	0.3
Commercial business	1,598,788	18.3	1,483,614	17.1
Agricultural business, including secured by farmland	380,805	4.3	404,873	4.7
One- to four-family residential	944,617	10.8	973,616	11.2
Consumer:
Consumer secured by one- to four-family	575,658	6.6	568,979	6.6
Consumer—other	214,338	2.5	216,017	2.5
Total loans	8,746,550	100.0%	8,684,595	100.0%
Less allowance for loan losses	(98,254)		(96,485)
Net loans	$8,648,296		$8,588,110

Loan amounts are net of unearned loan fees in excess of unamortized costs of $847,000 as of June 30, 2019 and $1.4 million as of December 31, 2018. Net loans include net discounts on acquired loans of $22.6 million and $25.7 million as of June 30, 2019 and December 31, 2018, respectively.

Purchased credit-impaired loans and purchased non-credit-impaired loans. Purchased loans, including loans acquired in business combinations, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired (PCI) or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The outstanding contractual unpaid principal balance of PCI loans, excluding acquisition accounting adjustments, was $20.2 million at June 30, 2019 and $22.0 million at December 31, 2018. The carrying balance of PCI loans was $12.9 million at June 30, 2019 and $14.4 million at December 31, 2018.
The following table presents the changes in the accretable yield for PCI loans for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance, beginning of period	$4,778	$6,288	$5,216	$6,520
Accretion to interest income	(456)	(734)	(949)	(1,831)
Disposals	—	—	—	58
Reclassifications from non-accretable difference	421	555	476	1,362
Balance, end of period	$4,743	$6,109	$4,743	$6,109

As of June 30, 2019 and December 31, 2018, the non-accretable difference between the contractually required payments and cash flows expected to be collected was $6.2 million and $7.1 million, respectively.

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

The following tables provide information on impaired loans, excluding PCI loans, with and without allowance reserves at June 30, 2019 and December 31, 2018. Recorded investment includes the unpaid principal balance or the carrying amount of loans less charge-offs and net deferred loan fees (in thousands):

	June 30, 2019
	Unpaid Principal Balance	Recorded Investment		Related Allowance
		Without Allowance (1)	With Allowance (2)
Commercial real estate:
Owner-occupied	$3,171	$2,792	$200	$20
Investment properties	2,961	1,612	699	44
Multifamily construction	1,079	605	—	—
One- to four-family construction	1,181	1,181	—	—
Land and land development:
Residential	1,026	690	—	—
Commercial business	4,393	2,984	550	21
Agricultural business/farmland	3,903	1,359	2,320	147
One- to four-family residential	6,513	4,188	2,307	58
Consumer:
Consumer secured by one- to four-family	3,269	2,983	130	5
Consumer—other	430	344	59	2
	$27,926	$18,738	$6,265	$297

	December 31, 2018
	Unpaid Principal Balance	Recorded Investment		Related Allowance
		Without Allowance (1)	With Allowance (2)
Commercial real estate:
Owner-occupied	$3,193	$2,768	$200	$19
Investment properties	7,287	1,320	5,606	226
Multifamily real estate	1,901	1,427	—	—
One- to four-family construction	919	919	—	—
Land and land development:
Residential	1,134	798	—	—
Commercial	44	44	—	—
Commercial business	4,014	2,937	391	16
Agricultural business/farmland	4,863	1,751	2,561	96
One- to four-family residential	6,724	4,314	2,358	51
Consumer:
Consumer secured by one- to four-family	1,622	1,438	133	6
Consumer—other	112	49	62	2
	$31,813	$17,765	$11,311	$416

(1)
Includes loans without an allowance reserve that have been individually evaluated for impairment and that evaluation concluded that no reserve was needed, and $10.3 million and $9.0 million, respectively, of homogenous and small balance loans as of June 30, 2019 and December 31, 2018, that are collectively evaluated for impairment for which a general reserve has been established.

(2)
Loans with a specific allowance reserve have been individually evaluated for impairment using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals less costs to sell to establish realizable value.

The following tables summarize our average recorded investment and interest income recognized on impaired loans by loan class for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate:
Owner-occupied	$3,072	$2	$3,544	$2
Investment properties	3,283	22	7,561	75
Commercial construction	1,153	—	—	—
One- to four-family construction	1,006	1	314	—
Land and land development:
Residential	690	—	1,582	10
Commercial business	3,762	6	3,206	5
Agricultural business/farmland	4,590	29	4,357	23
One- to four-family residential	6,449	57	8,226	59
Consumer:
Consumer secured by one- to four-family	3,129	3	1,360	3
Consumer—other	372	1	141	1
	$27,506	$121	$30,291	$178

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate:
Owner-occupied	$3,261	$4	$4,464	$5
Investment properties	5,255	98	8,767	158
Commercial construction	1,290	—	—	—
One- to four-family construction	963	1	459	4
Land and land development:
Residential	708	—	1,190	10
Commercial business	3,782	11	3,606	12
Agricultural business/farmland	4,854	56	6,733	56
One- to four-family residential	6,448	122	8,559	160
Consumer:
Consumer secured by one- to four-family	2,596	8	1,375	5
Consumer—other	345	2	145	2
	$29,502	$302	$35,298	$412

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

The following table presents TDRs by accrual and nonaccrual status at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019			December 31, 2018
	Accrual Status	Nonaccrual Status	Total TDRs	Accrual Status	Nonaccrual Status	Total TDRs
Commercial real estate:
Owner-occupied	$—	$273	$273	$200	$78	$278
Investment properties	699	1,077	1,776	5,606	—	5,606
Commercial business	550	—	550	391	—	391
Agricultural business, including secured by farmland	2,320	—	2,320	2,561	—	2,561
One- to four-family residential	2,836	202	3,038	4,469	239	4,708
Consumer:
Consumer secured by one- to four-family	130	—	130	133	—	133
Consumer—other	59	—	59	62	—	62
	$6,594	$1,552	$8,146	$13,422	$317	$13,739

As of June 30, 2019 and December 31, 2018, the Company had commitments to advance additional funds related to TDRs up to $49,000 and none, respectively.

The following table presents new TDRs that occurred during the three and six months ended June 30, 2019. No new TDRs occurred during the three and six months ended June 30, 2018 (dollars in thousands):

	Three months ended June 30, 2019			Six months ended June 30, 2019
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Recorded Investment
Commercial real estate
Investment properties	—	$—	$—	1	$1,090	$1,090
Commercial business	1	160	160	1	160	160
Agricultural business/farmland	1	596	596	1	596	596
Total	2	$756	$756	3	$1,846	$1,846

There were no TDRs which incurred a payment default within twelve months of the restructure date during the three and six-month periods ended June 30, 2019 and 2018. A default on a TDR results in either a transfer to nonaccrual status or a partial charge-off, or both.

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

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  There were no material changes in the risk-rating or loan grading system in the six months ended June 30, 2019.

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

The following tables present the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristics as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
By class:	Pass (Risk Ratings 1-5)(1)	Special Mention	Substandard	Doubtful	Loss	Total Loans
Commercial real estate:
Owner-occupied	$1,409,358	$7,880	$16,757	$—	$—	$1,433,995
Investment properties	2,107,989	—	8,317	—	—	2,116,306
Multifamily real estate	401,810	—	431	—	—	402,241
Commercial construction	160,616	—	12,315	—	—	172,931
Multifamily construction	189,160	—	—	—	—	189,160
One- to four-family construction	502,142	—	919	—	—	503,061
Land and land development:
Residential	186,490	—	690	—	—	187,180
Commercial	27,434	—	36	—	—	27,470
Commercial business	1,549,519	21,832	27,359	78	—	1,598,788
Agricultural business, including secured by farmland	368,172	7,109	5,524	—	—	380,805
One- to four-family residential	940,607	434	3,576	—	—	944,617
Consumer:
Consumer secured by one- to four-family	571,458	—	4,200	—	—	575,658
Consumer—other	213,777	6	555	—	—	214,338
Total	$8,628,532	$37,261	$80,679	$78	$—	$8,746,550

	December 31, 2018
By class:	Pass (Risk Ratings 1-5)(1)	Special Mention	Substandard	Doubtful	Loss	Total Loans
Commercial real estate:
Owner-occupied	$1,396,721	$6,963	$26,413	$—	$—	$1,430,097
Investment properties	2,122,621	—	8,438	—	—	2,131,059
Multifamily real estate	368,262	—	574	—	—	368,836
Commercial construction	159,167	11,816	1,427	—	—	172,410
Multifamily construction	184,630	—	—	—	—	184,630
One- to four-family construction	533,759	—	919	—	—	534,678
Land and land development:
Residential	187,710	—	798	—	—	188,508
Commercial	27,200	—	78	—	—	27,278
Commercial business	1,436,733	7,661	39,133	87	—	1,483,614
Agricultural business, including secured by farmland	392,318	4,214	8,341	—	—	404,873
One- to four-family residential	969,011	499	4,106	—	—	973,616
Consumer:
Consumer secured by one- to four-family	564,001	—	4,978	—	—	568,979
Consumer—other	215,706	9	302	—	—	216,017
Total	$8,557,839	$31,162	$95,507	$87	$—	$8,684,595

(1)
The Pass category includes some performing loans that are part of homogenous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, as of June 30, 2019 and December 31, 2018, in the commercial business category, $744.8 million and $590.9 million, respectively, of credit-scored small business loans.  As loans in these pools become non-performing, they are individually risk-rated.

The following tables provide additional detail on the age analysis of the Company’s past due loans as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$1,024	$146	$2,474	$3,644	$8,413	$1,421,938	$1,433,995	$—	$2,991
Investment properties	148	—	1,612	1,760	3,301	2,111,245	2,116,306	—	1,612
Multifamily real estate	91	—	—	91	6	402,144	402,241	—	—
Commercial construction	—	—	605	605	—	172,326	172,931	—	605
Multifamily construction	—	—	—	—	—	189,160	189,160	—	—
One-to-four-family construction	—	2,454	1,181	3,635	—	499,426	503,061	262	919
Land and land development:
Residential	—	—	690	690	—	186,490	187,180	—	690
Commercial	—	—	—	—	—	27,470	27,470	—	—
Commercial business	8,982	895	2,211	12,088	526	1,586,174	1,598,788	1	2,983
Agricultural business, including secured by farmland	131	30	1,359	1,520	414	378,871	380,805	—	1,359
One- to four-family residential	826	1,496	3,219	5,541	87	938,989	944,617	995	2,665
Consumer:
Consumer secured by one- to four-family	1,324	346	2,233	3,903	113	571,642	575,658	66	2,917
Consumer—other	558	129	255	942	85	213,311	214,338	31	313
Total	$13,084	$5,496	$15,839	$34,419	$12,945	$8,699,186	$8,746,550	$1,355	$17,054

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$785	$519	$2,223	$3,527	$8,531	$1,418,039	$1,430,097	$—	$2,768
Investment properties	91	498	934	1,523	3,462	2,126,074	2,131,059	—	1,320
Multifamily real estate	317	—	—	317	138	368,381	368,836	—	—
Commercial construction	—	—	1,427	1,427	—	170,983	172,410	—	1,427
Multifamily construction	—	—	—	—	—	184,630	184,630	—	—
One-to-four-family construction	4,781	1,078	919	6,778	137	527,763	534,678	—	919
Land and land development:
Residential	450	—	798	1,248	—	187,260	188,508	—	798
Commercial	34	—	44	78	—	27,200	27,278	—	44
Commercial business	3,982	1,305	1,756	7,043	1,028	1,475,543	1,483,614	1	2,936
Agricultural business, including secured by farmland	343	1,518	1,601	3,462	493	400,918	404,873	—	1,751
One-to four-family residential	5,440	1,790	1,657	8,887	101	964,628	973,616	658	1,544
Consumer:
Consumer secured by one- to four-family	1,136	765	706	2,607	432	565,940	568,979	238	1,201
Consumer—other	911	385	9	1,305	91	214,621	216,017	9	40
Total	$18,270	$7,858	$12,074	$38,202	$14,413	$8,631,980	$8,684,595	$906	$14,748

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30, 2019
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$27,091	$4,020	$23,713	$18,662	$3,596	$4,711	$7,980	$7,535	$97,308
Provision for loan losses	(117)	324	(189)	1,482	222	(240)	828	(310)	2,000
Recoveries	149	—	30	215	35	230	223	—	882
Charge-offs	(393)	—	—	(802)	(162)	—	(579)	—	(1,936)
Ending balance	$26,730	$4,344	$23,554	$19,557	$3,691	$4,701	$8,452	$7,225	$98,254

	For the Six Months Ended June 30, 2019
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$27,132	$3,818	$24,442	$19,438	$3,778	$4,714	$7,972	$5,191	$96,485
Provision for loan losses	252	526	(940)	1,273	44	(286)	1,097	2,034	4,000
Recoveries	170	—	52	238	35	273	333	—	1,101
Charge-offs	(824)	—	—	(1,392)	(166)	—	(950)	—	(3,332)
Ending balance	$26,730	$4,344	$23,554	$19,557	$3,691	$4,701	$8,452	$7,225	$98,254

	June 30, 2019
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$64	$—	$—	$21	$147	$58	$7	$—	$297
Collectively evaluated for impairment	26,666	4,344	23,554	19,513	3,487	4,643	8,445	7,225	97,877
Purchased credit-impaired loans	—	—	—	23	57	—	—	—	80
Total allowance for loan losses	$26,730	$4,344	$23,554	$19,557	$3,691	$4,701	$8,452	$7,225	$98,254

Loan balances:
Individually evaluated for impairment	$4,352	$—	$2,166	$550	$3,058	$3,582	$964	$—	$14,672
Collectively evaluated for impairment	3,534,235	402,235	1,077,636	1,597,712	377,333	940,948	788,834	—	8,718,933
Purchased credit-impaired loans	11,714	6	—	526	414	87	198	—	12,945
Total loans	$3,550,301	$402,241	$1,079,802	$1,598,788	$380,805	$944,617	$789,996	$—	$8,746,550

	For the Three Months Ended June 30, 2018
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$23,461	$2,592	$28,766	$19,885	$2,999	$3,779	$5,514	$5,211	$92,207
Provision for loan losses	1,035	1,126	(1,743)	(469)	451	(203)	264	1,539	2,000
Recoveries	216	—	11	100	41	356	106	—	830
Charge-offs	(299)	—	—	(375)	(329)	—	(159)	—	(1,162)
Ending balance	$24,413	$3,718	$27,034	$19,141	$3,162	$3,932	$5,725	$6,750	$93,875

	For the Six Months Ended June 30, 2018
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$22,824	$1,633	$27,568	$18,311	$4,053	$2,055	$3,866	$8,718	$89,028
Provision for loan losses	320	2,085	(719)	1,454	(596)	1,247	2,177	(1,968)	4,000
Recoveries	1,568	—	185	270	41	646	218	—	2,928
Charge-offs	(299)	—	—	(894)	(336)	(16)	(536)	—	(2,081)
Ending balance	$24,413	$3,718	$27,034	$19,141	$3,162	$3,932	$5,725	$6,750	$93,875

	June 30, 2018
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$278	$—	$—	$13	$59	$108	$10	$—	$468
Collectively evaluated for impairment	24,135	3,718	27,034	19,095	3,043	3,824	5,715	6,750	93,314
Purchased credit-impaired loans	—	—	—	33	60	—	—	—	93
Total allowance for loan losses	$24,413	$3,718	$27,034	$19,141	$3,162	$3,932	$5,725	$6,750	$93,875

Loan balances:
Individually evaluated for impairment	$8,998	$—	$750	$369	$3,298	$4,789	$205	$—	$18,409
Collectively evaluated for impairment	3,155,917	330,220	976,435	1,310,601	333,015	835,560	706,512	—	7,648,260
Purchased credit impaired loans	12,605	164	3,255	1,454	396	121	68	—	18,063
Total loans	$3,177,520	$330,384	$980,440	$1,312,424	$336,709	$840,470	$706,785	$—	$7,684,732

Note 6:  REAL ESTATE OWNED, NET

The following table presents the changes in REO for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance, beginning of the period	$2,611	$328	$2,611	$360
Additions from loan foreclosures	61	393	61	521
Proceeds from dispositions of REO	(150)	(314)	(150)	(314)
Gain on sale of REO	(9)	66	(9)	66
Valuation adjustments in the period	—	—	—	(160)
Balance, end of the period	$2,513	$473	$2,513	$473

REO properties are recorded at the estimated fair value of the property, less expected selling costs, establishing a new cost basis.  Subsequently, REO properties are carried at the lower of the new cost basis or updated fair market values, based on updated appraisals of the underlying properties, as received.  Valuation allowances on the carrying value of REO may be recognized based on updated appraisals or on management’s authorization to reduce the selling price of a property. The Company had $61,000 of foreclosed one- to four-family residential real estate properties held as REO at June 30, 2019 and none at December 31, 2018. The recorded investment in one- to four-family residential loans in the process of foreclosure was $1.8 million at June 30, 2019 compared with $1.2 million at December 31, 2018.

Note 7:  GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At June 30, 2019, intangible assets are comprised of goodwill, CDI, and favorable leasehold intangibles (LHI) acquired in business combinations. Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed at least annually for impairment. At December 31, 2018, the Company completed its qualitative assessment of goodwill and concluded that it is more likely than not that the fair value of Banner, the reporting unit, exceeds the carrying value.

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

The following table summarizes the changes in the Company’s goodwill and other intangibles for the six months ended June 30, 2019 and the year ended December 31, 2018 (in thousands):

	Goodwill	CDI	LHI	Total
Balance, December 31, 2017	$242,659	$22,378	$277	$265,314
Additions through acquisitions(1)	96,495	16,368	—	112,863
Amortization	—	(6,047)	(52)	(6,099)
Balance, December 31, 2018	339,154	32,699	225	372,078
Amortization	—	(4,104)	(8)	(4,112)
Adjustments(2)	—	—	(217)	(217)
Balance, June 30, 2019	$339,154	$28,595	$—	$367,749

(1) The additions to goodwill and CDI in 2018 relate to the acquisition of Skagit.
(2) The adjustment to LHI represents a reclassification to the right of use lease asset in connection with the implementation of Lease Topic 842.

The following table presents the estimated amortization expense with respect to CDI for the periods indicated (in thousands):

Estimated Amortization
Remainder of 2019	$3,853
2020	6,888
2021	5,816
2022	4,651
2023	3,237
Thereafter	4,150
$28,595

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge, which is recognized in servicing fee income within mortgage banking operations on the consolidated statement of operations.   However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the three and six months ended June 30, 2019 and 2018, the Company did not record any impairment charges or recoveries against mortgage servicing rights. The unpaid principal balance for loans which mortgage servicing rights have been recorded totaled $2.39 billion and $2.36 billion at June 30, 2019 and December 31, 2018, respectively.  Custodial accounts maintained in connection with this servicing totaled $16.0 million and $11.1 million at June 30, 2019 and December 31, 2018, respectively.

An analysis of our mortgage servicing rights for the three and six months ended June 30, 2019 and 2018 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance, beginning of the period	$14,417	$14,617	$14,638	$14,738
Additions—amounts capitalized	685	863	1,357	1,684
Additions—through purchase	22	30	69	45
Amortization (1)	(1,126)	(989)	(2,066)	(1,946)
Balance, end of the period (2)	$13,998	$14,521	$13,998	$14,521

(1)
Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income within mortgage banking operations and any unamortized balance is fully amortized if the loan repays in full.

(2)	There was no valuation allowance as of June 30, 2019 and 2018.

Note 8:  DEPOSITS

Deposits consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Non-interest-bearing accounts	$3,671,995	$3,657,817
Interest-bearing checking	1,187,035	1,191,016
Regular savings accounts	1,848,048	1,842,581
Money market accounts	1,511,119	1,465,369
Total interest-bearing transaction and saving accounts	4,546,202	4,498,966
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	891,312	1,143,303
Certificates of deposit greater than $250,000	179,458	176,962
Total certificates of deposit(1)	1,070,770	1,320,265
Total deposits	$9,288,967	$9,477,048
Included in total deposits:
Public fund transaction and savings accounts	$223,610	$217,401
Public fund interest-bearing certificates	28,656	30,089
Total public deposits	$252,266	$247,490
Total brokered deposits	$138,395	$377,347

(1)	Certificates of deposit include $384,000 and $563,000 of acquisition premiums at June 30, 2019 and December 31, 2018, respectively.

At June 30, 2019 and December 31, 2018, the Company had certificates of deposit of $184.5 million and $180.5 million, respectively, that were equal to or greater than $250,000.

Scheduled maturities and weighted average interest rates of certificate accounts at June 30, 2019 are as follows (dollars in thousands):

	June 30, 2019
	Amount	Weighted Average Rate
Maturing in one year or less	$766,901	1.14%
Maturing after one year through two years	196,538	1.65
Maturing after two years through three years	81,540	1.87
Maturing after three years through four years	12,620	1.45
Maturing after four years through five years	10,778	2.24
Maturing after five years	2,393	1.14
Total certificates of deposit	$1,070,770	1.31%

Note 9:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2019 and December 31, 2018, whether or not measured at fair value in the Consolidated Statements of Financial Condition (dollars in thousands):

		June 30, 2019		December 31, 2018
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$187,043	$187,043	$272,196	$272,196
Securities—trading	3	25,741	25,741	25,896	25,896
Securities—available-for-sale	2	1,561,009	1,561,009	1,636,223	1,636,223
Securities—held-to-maturity	2	200,054	203,749	230,984	229,301
Securities—held-to-maturity	3	3,168	3,168	3,236	3,236
Loans held for sale	2	170,744	171,385	171,031	171,157
Loans receivable	3	8,746,550	8,804,689	8,684,595	8,629,450
FHLB stock	3	34,583	34,583	31,955	31,955
Bank-owned life insurance	1	178,922	178,922	177,467	177,467
Mortgage servicing rights	3	13,998	22,030	14,638	25,813
Equity securities	1	—	—	352	352
Derivatives:
Interest rate swaps	2	13,604	13,604	3,138	3,138
Interest rate lock and forward sales commitments	2	1,545	1,545	471	471
Liabilities:
Demand, interest checking and money market accounts	2	6,370,149	6,370,149	6,314,202	6,314,202
Regular savings	2	1,848,048	1,848,048	1,842,581	1,842,581
Certificates of deposit	2	1,070,770	1,065,200	1,320,265	1,298,238
FHLB advances	2	606,000	609,464	540,189	540,189
Other borrowings	2	118,370	118,370	118,995	118,995
Junior subordinated debentures	3	113,621	113,621	114,091	114,091
Derivatives:
Interest rate swaps	2	11,067	11,067	3,138	3,138
Interest rate lock and forward sales commitments	2	1,080	1,080	1,654	1,654

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (Trust Preferred Securities)	$—	$—	$25,741	$25,741
	—	—	25,741	25,741
Securities—available-for-sale
U.S. Government and agency obligations	—	125,068	—	125,068
Municipal bonds	—	110,910	—	110,910
Corporate bonds	—	4,561	—	4,561
Mortgage-backed or related securities	—	1,312,433	—	1,312,433
Asset-backed securities	—	8,037	—	8,037
	—	1,561,009	—	1,561,009

Loans held for sale	—	149,691	—	149,691

Derivatives
Interest rate swaps	—	13,604	—	13,604
Interest rate lock and forward sales commitments	—	1,545	—	1,545
	$—	$1,725,849	$25,741	$1,751,590

Liabilities:
Junior subordinated debentures, net of unamortized deferred issuance costs	$—	$—	$113,621	$113,621
Derivatives
Interest rate swaps	—	11,067	—	11,067
Interest rate lock and forward sales commitments	—	1,080	—	1,080
	$—	$12,147	$113,621	$125,768

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (Trust Preferred Securities)	$—	$—	$25,896	$25,896
	—	—	25,896	25,896
Securities—available-for-sale
U.S. Government and agency obligations	—	149,112	—	149,112
Municipal bonds	—	117,822	—	117,822
Corporate bonds	—	3,495	—	3,495
Mortgage-backed securities	—	1,343,861	—	1,343,861
Asset-backed securities	—	21,933	—	21,933
	—	1,636,223	—	1,636,223

Loans held for sale	—	164,767	—	164,767
Equity securities	—	352	—	352

Derivatives
Interest rate swaps	—	3,138	—	3,138
Interest rate lock and forward sales commitments	—	471	—	471
	$—	$1,804,951	$25,896	$1,830,847

Liabilities:
Junior subordinated debentures, net of unamortized deferred issuance costs	$—	$—	$114,091	$114,091
Derivatives
Interest rate swaps	—	3,138	—	3,138
Interest rate lock and forward sales commitments	—	1,654	—	1,654
	$—	$4,792	$114,091	$118,883

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2019 and December 31, 2018.  The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for certain of the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring and non-recurring basis at June 30, 2019 and December 31, 2018:

			Weighted Average Rate / Range
Financial Instruments	Valuation Techniques	Unobservable Inputs	June 30, 2019	December 31, 2018
Corporate bonds (TPS securities)	Discounted cash flows	Discount rate	6.32%	6.81%
Junior subordinated debentures	Discounted cash flows	Discount rate	6.32%	6.81%
Impaired loans	Collateral Valuations	Discount to appraised value	8.50% to 9.00%	0.0% to 8.50%
REO	Appraisals	Discount to appraised value	32.00%	69.20%

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

Junior subordinated debentures: Similar to the TPS securities discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner's credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of June 30, 2019, or the passage of time, will result in negative fair value adjustments. At June 30, 2019, the discount rate utilized was based on a credit spread of 400 basis points and three-month LIBOR of 232 basis points.

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	Level 3 Fair Value Inputs		Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	TPS Securities	Borrowings— Junior Subordinated Debentures
Beginning balance	$25,838	$113,917	$25,896	$114,091
Total gains or losses recognized
Assets losses	(97)	—	(155)	—
Liabilities gains	—	(296)	—	(470)
Ending balance at June 30, 2019	$25,741	$113,621	$25,741	$113,621

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	Level 3 Fair Value Inputs		Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	TPS Securities	Borrowings— Junior Subordinated Debentures
Beginning balance	$25,474	$112,516	$22,058	$98,707
Total gains or losses recognized
Assets gains	66	—	3,482	—
Liabilities losses	—	258	—	14,067
Ending balance at June 30, 2018	$25,540	$112,774	$25,540	$112,774

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

Items Measured at Fair Value on a Non-recurring Basis:

The following tables present financial assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$1,225	$1,225
REO	—	—	2,513	2,513

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$2,915	$2,915
REO	—	—	2,611	2,611

The following table presents the losses resulting from non-recurring fair value adjustments for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Impaired loans	$(125)	$(329)	$(425)	$(329)
REO	—	—	—	(160)
Total loss from non-recurring measurements	$(125)	$(329)	$(425)	$(489)

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

As of June 30, 2019, the Company had an insignificant amount of unrecognized tax benefits for uncertain tax positions, none of which would materially affect the effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense. The Company files consolidated income tax returns in the U.S. federal jurisdiction and in the Oregon, California, Utah, Idaho and Montana state jurisdictions.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Tax credit investments	$21,359	$17,360
Unfunded commitments—tax credit investments	15,700	12,726

The following table presents other information related to the Company's tax credit investments for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Tax credits and other tax benefits recognized	$494	$364	$988	$728
Tax credit amortization expense included in provision for income taxes	405	288	810	575

Note 11:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings per share data for the three and six months ended June 30, 2019 and 2018 (in thousands, except shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$39,700	$32,424	$73,046	$61,214

Basic weighted average shares outstanding	34,831,047	32,250,514	34,940,106	32,323,635
Plus unvested restricted stock	51,312	81,095	88,775	98,652
Diluted weighted shares outstanding	34,882,359	32,331,609	35,028,881	32,422,287
Earnings per common share
Basic	$1.14	$1.01	$2.09	$1.89
Diluted	$1.14	$1.00	$2.09	$1.89

Note 12:  STOCK-BASED COMPENSATION PLANS

The Company operates the following stock-based compensation plans as approved by its shareholders:

•	2012 Restricted Stock and Incentive Bonus Plan (2012 Restricted Stock Plan).

•	2014 Omnibus Incentive Plan (the 2014 Plan).

•	2018 Omnibus Incentive Plan (the 2018 Plan).

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

As of June 30, 2019, the Company had granted 269,863 shares of restricted stock from the 2012 Restricted Stock Plan (as amended and restated), of which 261,966 shares had vested and 7,897 shares remain unvested.

2014 Omnibus Incentive Plan

The 2014 Plan was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of June 30, 2019, 316,281 restricted stock shares and 384,117 restricted stock units have been granted under the 2014 Plan of which 281,760 restricted stock shares and 52,371 restricted stock units have vested.

2018 Omnibus Incentive Plan

The 2018 Plan was approved by shareholders on April 24, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of common stock for issuance under the 2018 Plan in connection with the exercise of awards. As of June 30, 2019, no shares or units have been granted under the 2018 Plan.

The expense associated with all restricted stock grants (including restricted stock shares and restricted stock units) was $2.2 million and $3.5 million for the three and six month periods ended June 30, 2019 and was $1.9 million and $3.3 million for the three and six month periods ended June 30, 2018, respectively. Unrecognized compensation expense for these awards as of June 30, 2019 was $15.9 million and will be amortized over the next 36 months.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	June 30, 2019	December 31, 2018
Commitments to extend credit	$2,934,838	$2,837,981
Standby letters of credit and financial guarantees	15,529	17,784
Commitments to originate loans	61,037	32,145
Risk participation agreement	41,057	24,091

Derivatives also included in Note 14:
Commitments to originate loans held for sale	110,648	31,728
Commitments to sell loans secured by one- to four-family residential properties	46,726	18,328
Commitments to sell securities related to mortgage banking activities	225,703	144,250

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. The type of collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company's reserve for unfunded loan commitments was $2.6 million at both June 30, 2019 and December 31, 2018.

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Company then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans required a lock extension. The cost of a lock extension at times was borne by the customer and at times by the Company. These lock extension costs have not had a material impact to our operations. The Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during the three and six months ended June 30, 2019 or June 30, 2018. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Banks hold a security interest.  Based upon the information known to management at this time, the Company and the Banks are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at June 30, 2019.

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

As of June 30, 2019 and December 31, 2018, the notional values or contractual amounts and fair values of the Company's derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2019		December 31, 2018		June 30, 2019		December 31, 2018
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$3,773	$279	$3,973	$270	$3,773	$279	$3,973	$270

(1)	Included in Loans receivable on the Consolidated Statements of Financial Condition.

(2)	Included in Other liabilities on the Consolidated Statements of Financial Condition.

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

As of June 30, 2019 and December 31, 2018, the notional values or contractual amounts and fair values of the Company's derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2019		December 31, 2018		June 30, 2019		December 31, 2018
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$287,416	$13,325	$272,374	$2,868	$287,416	$10,788	$272,374	$2,868
Mortgage loan commitments	88,810	1,373	20,229	273	42,890	45	17,763	187
Forward sales contracts	46,726	172	18,328	198	225,703	1,035	144,250	1,467
	$422,952	$14,870	$310,931	$3,339	$556,009	$11,868	$434,387	$4,522

(1)
Included in Other assets on the Consolidated Statements of Financial Condition, with the exception of certain interest swaps and mortgage loan commitments (with a fair value of $406,000 at June 30, 2019 and $282,000 at December 31, 2018), which are included in Loans receivable.

(2)	Included in Other liabilities on the Consolidated Statements of Financial Condition.

Gains (losses) recognized in income on derivatives not designated in hedge relationships for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Location on Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Mortgage loan commitments	Mortgage banking operations	$1,093	$96	$1,100	$164
Forward sales contracts	Mortgage banking operations	(392)	(73)	(242)	268
		$701	$23	$858	$432

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at June 30, 2019 or December 31, 2018, it could have been required to settle its obligations under the agreements at the termination value. As of June 30, 2019 and December 31, 2018, the termination value of derivatives in a net liability position related to these agreements was $13.6 million and $1.3 million, respectively. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $20.7 million and $13.6 million as of June 30, 2019 and December 31, 2018, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable.

The following tables present additional information related to the Company's derivative contracts, by type of financial instrument, as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$13,621	$(17)	$13,604	$—	$—	$13,604
	$13,621	$(17)	$13,604	$—	$—	$13,604

Derivative liabilities
Interest rate swaps	$13,621	$(2,554)	$11,067	$—	$(10,919)	$148
	$13,621	$(2,554)	$11,067	$—	$(10,919)	$148

	December 31, 2018
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$5,038	$(1,900)	$3,138	$—	$—	$3,138
	$5,038	$(1,900)	$3,138	$—	$—	$3,138

Derivative liabilities
Interest rate swaps	$5,038	$(1,900)	$3,138	$—	$(1,320)	$1,818
	$5,038	$(1,900)	$3,138	$—	$(1,320)	$1,818

NOTE 15: REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue:

Deposit fees and other service charges for the three and six months ended June 30, 2019 and 2018 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Deposit service charges	$4,829	$4,528	$9,416	$8,848
Debit and credit card interchange fees	9,272	7,872	17,203	15,191
Debit and credit card expense	(1,949)	(1,933)	(4,398)	(3,903)
Merchant services income	3,345	2,513	6,201	4,774
Merchant services expense	(2,661)	(1,924)	(4,981)	(3,729)
Other service charges	1,210	929	3,223	2,100
Total deposit fees and other service charges	$14,046	$11,985	$26,664	$23,281

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

Note 16: LEASES

The Company leases 106 buildings and offices under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. The Company adopted the requirements of Topic 842 effective January 1, 2019, which required the Company to record a right-of-use lease asset and a lease liability for leases with an initial term of more than 12 months for leases that existed as of January 1, 2019. The periods prior to the date of adoption are accounted for under Lease Topic 840; therefore, the following disclosures include only the periods for which Topic 842 was effective.

Lease Position as of June 30, 2019

The table below presents the lease right-of-use assets and lease liabilities recorded on the balance sheet at June 30, 2019 (dollars in thousands):

	Classification on the Balance Sheet	June 30, 2019
Assets
Operating right-of-use lease assets	Other assets	$54,515

Liabilities
Operating lease liabilities	Accrued expenses and other liabilities	$57,638

Weighted-average remaining lease term
Operating leases	5.8 years

Weighted-average discount rate
Operating leases	4.24%

Lease Costs

The table below presents certain information related to the lease costs for operating leases for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease cost (1)	$3,858	$7,832
Short-term lease cost (1)	99	222
Variable lease cost (1)	567	1,128
Less sublease income (1)	(231)	(468)
Total lease cost	$4,293	$8,714
(1) Lease expenses and sublease income are classified within occupancy and equipment expense on the Consolidated Statements of Operations.

Supplemental Cash Flow Information

Operating cash flows paid for operating lease amounts included in the measurement of lease liabilities were $3.8 million and $7.7 million for the three and six months ended June 30, 2019, respectively. During the three and six months ended June 30, 2019, the Company recorded $2.9 million and $64.1 million, respectively, of right-of-use lease assets in exchange for operating lease liabilities.

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years beginning with 2019 and the total of the remaining years to the operating lease liabilities recorded on the Consolidated Statements of Financial Position (in thousands):

Operating Leases
Remainder of 2019	$7,514
2020	14,330
2021	12,611
2022	9,083
2023	6,011
Thereafter	15,659
Total minimum lease payments	65,208
Less: amount of lease payments representing interest	(7,570)
Lease obligations	$57,638

As of June 30, 2019, the Company had $2.8 million of undiscounted lease payments under an operating lease that had not yet commenced. This lease will commence later in 2019 with a lease term of 20 years.

NOTE 17: SUBSEQUENT EVENT
On July 24, 2019, the Company announced the execution of a definitive agreement to purchase AltaPacific, the holding company for AltaPacific Bank, a California state-chartered commercial bank. Subject to the terms and conditions of the merger agreement, the transaction provides for the AltaPacific shareholders to receive consideration of 0.2712 shares of Banner common stock in exchange for each share of AltaPacific common stock, subject to potential adjustment as provided in the merger agreement. Based on the closing price of $54.19 per share of Banner common stock on July 23, 2019, the merger consideration would have an aggregate value of approximately $87.4 million. Completion of the transaction is subject to customary conditions, including approval of the merger agreement by AltaPacific shareholders, regulatory approvals and other customary closing conditions and is expected to close late in the fourth quarter of 2019. Upon closing of the transaction AltaPacific will be merged into Banner and AltaPacific Bank will be merged into Banner Bank. At June 30, 2019, AltaPacific had assets of $436 million, loans of $339 million, and deposits of $307 million with five banking locations in Southern California and one banking location in Northern California.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington which owns two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of June 30, 2019, its 173 branch offices and 17 loan production offices located in Washington, Oregon, California, Utah and Idaho.  Islanders Bank is a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (the FDIC).  As of June 30, 2019, we had total consolidated assets of $11.85 billion, total loans of $8.75 billion, total deposits of $9.29 billion and total shareholders’ equity of $1.52 billion.

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

Banner Corporation's successful execution of its super community bank model and strategic initiatives have delivered solid core operating results and profitability. Highlights of this success have included solid asset quality, client acquisition and account growth, which have resulted in increased non-interest-bearing deposit balances and strong revenue generation from core operations while maintaining the Company's moderate risk profile.

For the quarter ended June 30, 2019, our net income was $39.7 million, or $1.14 per diluted share, compared to net income of $32.4 million, or $1.00 per diluted share, for the quarter ended June 30, 2018. The current quarter was positively impacted by the completion of the integration of Skagit operations, growth in residential and multifamily mortgage loan production and growth in average interest-earning assets. Compared to the same quarter a year ago, we had a significant increase in net interest income, reflecting the growth of the Company, both organically and through the acquisition of Skagit, and an improved yield on total interest-earning assets.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, FHLB advances, other borrowings and junior subordinated debentures. Net interest income is primarily a function of our interest rate spread which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets, interest-bearing liabilities and non-interest-bearing funding sources including non-interest-bearing deposits. Our net interest income increased $11.6 million, or 11%, to $116.7 million for the quarter ended June 30, 2019, compared to $105.1 million for the same quarter one year earlier. This increase in net interest income primarily reflects the growth in total loans receivable.

Our net income is also affected by the level of our non-interest income, including deposit fees and other service charges, results of mortgage banking operations, which includes loan origination and servicing fees and gains and losses on the sale of loans, and gains and losses on the sale of securities, as well as our non-interest expenses and provisions for loan losses and income taxes. In addition, our net income is affected by the net change in the value of certain financial instruments carried at fair value.

Our total revenues (net interest income before the provision for loan losses plus total non-interest income) for the second quarter of 2019 increased $13.1 million, or 10%, to $139.4 million, compared to $126.3 million for the same period a year earlier, largely as a result of increased net interest income.  Our total non-interest income, which is a component of total revenue and includes the net gain on sale of securities and changes in the value of financial instruments carried at fair value, was $22.7 million for the quarter ended June 30, 2019, compared to $21.2 million for the quarter ended June 30, 2018.

Our non-interest expense increased in the second quarter of 2019 compared to a year earlier largely as a result of the higher salary and employee benefits due to additional staffing related to the operations acquired from the acquisition of Skagit on November 1, 2018 and normal salary and wage adjustments. Non-interest expense was $86.7 million for the quarter ended June 30, 2019, compared to $82.6 million for the same quarter a year earlier.

Although our credit quality metrics continue to reflect our moderate risk profile, we recorded a $2.0 million provision for loan losses in the quarter ended June 30, 2019, the same amount as was recorded in the first quarter a year ago. The current quarter provision for loan losses was primarily a result of the origination of new loans, the renewal of acquired loans out of the discounted acquired loan portfolio and net charge-offs. The allowance for loan losses at June 30, 2019 was $98.3 million, representing 534% of non-performing loans. Non-performing loans were $18.4 million at June 30, 2019, compared to $15.7 million at December 31, 2018 and $15.3 million a year earlier. (See Note 5, Loans Receivable and the Allowance for Loan Losses, as well as “Asset Quality” below in this Form 10-Q.)

Banner and Banner Bank exceeded $10 billion in assets as of December 31, 2018 and, therefore, Banner Bank and Islanders Bank became subject to the Durbin Amendment interchange fee limitation effective July 1, 2019. Based on current debit card transaction volumes, Banner anticipates that the Durbin Amendment will have a $15 million annualized negative impact on pre-tax revenues commencing in July 2019.

*Non-GAAP financial measures: Net income, revenues and other earnings and expense information excluding fair value adjustments, OTTI losses or recoveries, gains or losses on the sale of securities, acquisition-related expenses, amortization of CDI, REO gain (loss) and state/municipal business and use taxes are non-GAAP financial measures.  Management has presented these and other non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations and in understanding our capital position.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE FROM CORE OPERATIONS:
Net interest income	$116,695	$105,063	$232,799	$204,436
Total non-interest income	22,676	21,217	40,801	42,579
Total GAAP revenue	139,371	126,280	273,600	247,015
Exclude net (gain) loss on sale of securities	28	(44)	27	(48)
Exclude change in valuation of financial instruments carried at fair value	114	(224)	103	(3,532)
Revenue from core operations (non-GAAP)	$139,513	$126,012	$273,730	$243,435

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
EARNINGS FROM CORE OPERATIONS:
Net income (GAAP)	$39,700	$32,424	$73,046	$61,214
Exclude net loss (gain) on sale of securities	28	(44)	27	(48)
Exclude change in valuation of financial instruments carried at fair value	114	(224)	103	(3,532)
Exclude acquisition-related expenses	301	—	2,449	—
Exclude related tax (benefit) expense	(106)	64	(619)	859
Total earnings from core operations (non-GAAP)	$40,037	$32,220	$75,006	$58,493
Diluted earnings per share (GAAP)	$1.14	$1.00	$2.09	$1.89
Diluted core earnings per share (non-GAAP)	$1.15	$1.00	$2.14	$1.80

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
ADJUSTED EFFICIENCY RATIO
Non-interest expense (GAAP)	$86,716	$82,637	$176,730	$164,343
Exclude acquisition-related expenses	(301)	—	(2,449)	—
Exclude CDI amortization	(2,053)	(1,382)	(4,105)	(2,764)
Exclude state/municipal tax expense	(1,007)	(816)	(1,952)	(1,529)
Exclude REO (loss) gain	(260)	319	(137)	(121)
Adjusted non-interest expense (non-GAAP)	$83,095	$80,758	$168,087	$159,929

Net interest income (GAAP)	$116,695	$105,063	$232,799	$204,436
Non-interest income (GAAP)	22,676	21,217	40,801	42,579
Total revenue	139,371	126,280	273,600	247,015
Exclude net loss (gain) on sale of securities	28	(44)	27	(48)
Exclude net change in valuation of financial instruments carried at fair value	114	(224)	103	(3,532)
Revenue from core operations (non-GAAP)	$139,513	$126,012	$273,730	$243,435

Efficiency ratio (GAAP)	62.22%	65.44%	64.59%	66.53%
Adjusted efficiency ratio (non-GAAP)	59.56%	64.09%	61.41%	65.70%

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

TANGIBLE COMMON SHAREHOLDERS' EQUITY TO TANGIBLE ASSETS
	June 30, 2019	December 31, 2018	June 30, 2018
Shareholders’ equity (GAAP)	$1,521,055	$1,478,595	$1,253,010
Exclude goodwill and other intangible assets, net	367,749	372,078	262,517
Tangible common shareholders’ equity (non-GAAP)	$1,153,306	$1,106,517	$990,493
Total assets (GAAP)	$11,847,374	$11,871,317	$10,379,194
Exclude goodwill and other intangible assets, net	367,749	372,078	262,517
Total tangible assets (non-GAAP)	$11,479,625	$11,499,239	$10,116,677
Common shareholders’ equity to total assets (GAAP)	12.84%	12.46%	12.07%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	10.05%	9.62%	9.79%

TANGIBLE COMMON SHAREHOLDERS' EQUITY PER SHARE
Tangible common shareholders' equity (non-GAAP)	$1,153,306	$1,106,517	$990,493
Common shares outstanding at end of period	34,573,643	35,182,772	32,405,696
Common shareholders' equity (book value) per share (GAAP)	$43.99	$42.03	$38.67
Tangible common shareholders' equity (tangible book value) per share (non-GAAP)	$33.36	$31.45	$30.57
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

Acquired Loans: (Notes 3 and 5) Purchased loans, including loans acquired in business combinations, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date. Establishing the fair value of acquired loans involves a significant amount of judgment, including determining the credit discount. The credit discount is based upon historical data adjusted for current economic conditions and other factors. If any of these assumptions are inaccurate actual credit losses could vary significantly from the credit discount used to calculate the fair value of the acquired loans. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired or purchased non-credit-impaired. Purchased credit-impaired (PCI) loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The accounting for PCI loans is periodically updated for changes in cash flow expectations, and reflected in interest income over the life of the loans as accretable yield. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording a provision for loan losses.

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
Comparison of Financial Condition at June 30, 2019 and December 31, 2018

General:  Total assets decreased $23.9 million, to $11.85 billion at June 30, 2019, from $11.87 billion at December 31, 2018. The decrease was largely the result of decreases in the securities portfolio. The proceeds from these decreases were used to fund loan growth and reduce our brokered certificates of deposit.

Loans and lending: Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans in a range of 90% to 95% of total deposits to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. We offer a wide range of loan products to meet the demands of our customers. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Portfolio loans increased $62.0 million during the six months ended June 30, 2019, primarily reflecting increased multifamily and commercial business loan balances offset by seasonal and other market factors resulting in decreased agricultural, one-to-four family, and one-to-four-family construction loan balances. At June 30, 2019, our loan portfolio totaled $8.75 billion compared to $8.68 billion at December 31, 2018 and $7.68 billion at June 30, 2018. The growth over the year ago period includes the impact of the acquisition of Skagit during the fourth quarter of 2018 which included $631.7 million of portfolio loans.

The following table sets forth the composition of the Company's loans receivable by type of loan as of the dates indicated (dollars in thousands):

				Percentage Change
	Jun 30, 2019	Dec 31, 2018	Jun 30, 2018	Prior Yr End	Prior Year
Commercial real estate:
Owner occupied	$1,433,995	$1,430,097	$1,256,730	0.3%	14.1%
Investment properties	2,116,306	2,131,059	1,920,790	(0.7)	10.2
Multifamily real estate	402,241	368,836	330,384	9.1	21.7
Commercial construction	172,931	172,410	166,089	0.3	4.1
Multifamily construction	189,160	184,630	147,576	2.5	28.2
One- to four-family construction	503,061	534,678	480,591	(5.9)	4.7
Land and land development:
Residential	187,180	188,508	163,335	(0.7)	14.6
Commercial	27,470	27,278	22,849	0.7	20.2
Commercial business	1,598,788	1,483,614	1,312,424	7.8	21.8
Agricultural business including secured by farmland	380,805	404,873	336,709	(5.9)	13.1
One- to four-family real estate	944,617	973,616	840,470	(3.0)	12.4
Consumer:
Consumer secured by one- to four-family real estate	575,658	568,979	536,007	1.2	7.4
Consumer-other	214,338	216,017	170,778	(0.8)	25.5
Total loans receivable	$8,746,550	$8,684,595	$7,684,732	0.7%	13.8%

Our commercial real estate loans for both owner-occupied and investment properties totaled $3.55 billion, or 41% of our loan portfolio at June 30, 2019. In addition, multifamily residential real estate loans totaled $402.2 million and comprised 5% of our loan portfolio. Commercial real estate loans decreased by $10.9 million during the first six months of 2019 while multifamily real estate loans increased by $33.4 million. Although multifamily real estate loans remain a modest portion of our held-for-investment loan portfolio, originations and sales of multifamily real estate loans have made a significant contribution to our mortgage banking revenue.

We also originate commercial and residential construction, land and land development loans, which totaled $1.08 billion, or 12% of our loan portfolio at June 30, 2019. Residential construction loan balances decreased, as the velocity of one- to four-family home sales increased during the quarter.  We continue to see demand for residential construction loans in many markets where we operate. We also originate residential construction loans for owner occupants, although construction balances for these loans are modest as the loans convert to one- to four-family real estate loans upon completion of the homes and are often sold in the secondary market. Residential construction, land and land development balances decreased $32.9 million, or 5%, to $690.2 million at June 30, 2019 compared to $723.2 million at December 31, 2018 and increased

$46.3 million, or 7%, compared to $643.9 million at June 30, 2018. Residential construction, residential land and land development loans represented approximately 8% of our total loan portfolio at June 30, 2019.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  In recent years, our commercial business lending has also included participation in certain syndicated loans, including shared national credits, which totaled $185.4 million at June 30, 2019. Our commercial and agricultural business loans increased $91.1 million to $1.98 billion at June 30, 2019, compared to $1.89 billion at December 31, 2018, and increased $330.5 million, or 20%, compared to $1.65 billion at June 30, 2018. The increase in the current quarter primarily reflects growth in commercial business loans offset partially by seasonal decreases in agricultural loan balances. Commercial and agricultural business loans represented approximately 23% of our portfolio at June 30, 2019.

Our one- to four-family real estate loan originations have been relatively strong, as interest rates have declined during the first half of 2019. We are active originators of one- to four-family real estate loans in most communities where we have established offices in Washington, Oregon, California and Idaho. Most of the one- to four-family real estate loans that we originate are sold in secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. At June 30, 2019, our outstanding balance of one- to four-family real estate loans retained in our portfolio decreased $29.0 million, to $944.6 million, compared to $973.6 million at December 31, 2018, and increased $104.1 million, or 12%, compared to $840.5 million at June 30, 2018. One- to four-family real estate loans represented 11% of our loan portfolio at June 30, 2019.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers. At June 30, 2019, consumer loans, including consumer loans secured by one- to four-family residences, increased $5.0 million to $790.0 million, compared to $785.0 million at December 31, 2018, and increased $83.2 million compared to $706.8 million at June 30, 2018.

The following table shows loan origination (excluding loans held for sale) activity for the three and six months ended June 30, 2019 and June 30, 2018 (in thousands):

	Three Months Ended		Six months ended
	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Commercial real estate	$81,361	$155,781	$175,557	$221,506
Multifamily real estate	21,651	6,090	29,267	6,825
Construction and land	368,224	361,427	601,718	692,350
Commercial business	241,134	195,909	367,046	328,896
Agricultural business	20,702	41,480	52,761	68,054
One-to four- family residential	26,210	26,416	57,999	44,351
Consumer	119,970	114,289	183,743	184,822
Total loan originations (excluding loans held for sale)	$879,252	$901,392	$1,468,091	$1,546,804

The origination table above includes loan participations and loan purchases. There were $777,000 of loan purchases during the six months ended June 30, 2019. We purchased $2.3 million of loans during the six months ended June 30, 2018, all of which were one-to four-family loans.

Loans held for sale decreased slightly to $170.7 million at June 30, 2019, compared to $171.0 million at December 31, 2018, as the sales of multifamily held-for-sale loans exceeded origination of multifamily held-for-sale loans during the six months ended June 30, 2019. Origination of loans held for sale decreased to $397.2 million for the six months ended June 30, 2019 compared to $415.8 million for the same period last year. Loans held for sale were $78.8 million at June 30, 2018. Loans held for sale at June 30, 2019 included $108.2 million of multifamily loans and $62.5 million of one- to four-family loans compared to $51.3 million of multifamily loans and $27.6 million of one- to four-family loans at June 30, 2018.

The following table presents loans by geographic concentration at June 30, 2019, December 31, 2018 and June 30, 2018 (dollars in thousands):

	Jun 30, 2019		Dec 31, 2018	Jun 30, 2018	Percentage Change
	Amount	Percentage	Amount	Amount	Prior Yr End	Prior Yr Qtr
Washington	$4,293,854	49.1%	$4,324,588	$3,550,945	(0.7)%	20.9%
Oregon	1,628,102	18.6	1,636,152	1,601,939	(0.5)	1.6
California	1,659,326	19.0	1,596,604	1,477,293	3.9	12.3
Idaho	548,189	6.3	521,026	500,201	5.2	9.6
Utah	62,944	0.7	57,318	76,414	9.8	(17.6)
Other	554,135	6.3	548,907	477,940	1.0	15.9
Total loans receivable	$8,746,550	100.0%	$8,684,595	$7,684,732	0.7%	13.8%

Investment Securities: Our total investment in securities decreased $106.4 million to $1.79 billion at June 30, 2019 from December 31, 2018. Securities sales, paydowns and maturities during the six-month period exceeded purchases. Purchases were primarily in mortgage-backed or related securities issued by government-sponsored entities. The average effective duration of Banner's securities portfolio was approximately 2.6 years at June 30, 2019. Net fair value adjustments to the portfolio of securities held for trading, which were included in net income, were a decrease of $103,000 in the six months ended June 30, 2019. In addition, fair value adjustments for securities designated as available-for-sale reflected an increase of $37.4 million for the six months ended June 30, 2019, which was included net of the associated tax expense of $9.0 million as a component of other comprehensive income and largely occurred as a result of increased market interest rates. (See Note 4 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.)

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

The following table sets forth the Company's deposits by type of deposit account as of the dates indicated (dollars in thousands):

				Percentage Change
	Jun 30, 2019	Dec 31, 2018	Jun 30, 2018	Prior Yr End	Prior Year Qtr
Non-interest-bearing	$3,671,995	$3,657,817	$3,346,777	0.4%	9.7%
Interest-bearing checking	1,187,035	1,191,016	1,012,519	(0.3)	17.2
Regular savings accounts	1,848,048	1,842,581	1,635,080	0.3	13.0
Money market accounts	1,511,119	1,465,369	1,384,684	3.1	9.1
Interest-bearing transaction & savings accounts	4,546,202	4,498,966	4,032,283	1.0	12.7
Total core deposits	8,218,197	8,156,783	7,379,060	0.8	11.4
Interest-bearing certificates	1,070,770	1,320,265	1,148,607	(18.9)	(6.8)
Total deposits	$9,288,967	$9,477,048	$8,527,667	(2.0)%	8.9%

Total deposits were $9.29 billion at June 30, 2019, compared to $9.48 billion at December 31, 2018 and $8.53 billion a year ago. The $188.1 million decrease in total deposits compared to December 31, 2018 primarily reflects a $239.0 million decrease in brokered deposits from December 31, 2018, partially offset by an increase in core deposits. Non-interest-bearing account balances increased slightly to $3.67 billion at June 30, 2019, compared to $3.66 billion at December 31, 2018, and increased 10% compared to $3.35 billion a year ago. Interest-bearing transaction and savings accounts increased 1% to $4.55 billion at June 30, 2019, compared to $4.50 billion at December 31, 2018, and increased 13% compared to $4.03 billion a year ago. Certificates of deposit decreased 19% to $1.07 billion at June 30, 2019, compared to $1.32 billion at December 31, 2018 and decreased 7% compared to $1.15 billion a year ago. Brokered deposits totaled $138.4 million at June 30, 2019, compared to $377.3 million at December 31, 2018 and $280.1 million a year ago. Brokered deposits decreased during the six months ended

June 30, 2019 in connection with investment securities maturities and sales. Core deposits represented 88% of total deposits at June 30, 2019, compared to 86% of total deposits at December 31, 2018.

The following table presents deposits by geographic concentration at June 30, 2019, December 31, 2018 and June 30, 2018 (dollars in thousands):

	Jun 30, 2019		Dec 31, 2018	Jun 30, 2018	Percentage Change
	Amount	Percentage	Amount	Amount	Prior Yr End	Prior Yr Qtr
Washington	$5,503,280	59.2%	$5,674,328	$4,735,357	(3.0)%	16.2%
Oregon	1,919,051	20.7	1,891,145	1,886,435	1.5	1.7
California	1,399,137	15.1	1,434,033	1,444,413	(2.4)	(3.1)
Idaho	467,499	5.0	477,542	461,462	(2.1)	1.3
Total deposits	$9,288,967	100.0%	$9,477,048	$8,527,667	(2.0)%	8.9%

Borrowings: FHLB advances increased to $606.0 million at June 30, 2019 from $540.2 million at December 31, 2018 as FHLB advances were used as an alternative funding source instead of brokered deposits. Other borrowings, consisting of retail repurchase agreements primarily related to customer cash management accounts, decreased $625,000, or 1%, to $118.4 million at June 30, 2019, compared to $119.0 million at December 31, 2018. No additional junior subordinated debentures were issued or matured during the six months ended June 30, 2019; however, the estimated fair value of these instruments decreased by $470,000, reflecting a decrease in LIBOR. Junior subordinated debentures totaled $113.6 million at June 30, 2019 compared to $114.1 million at December 31, 2018.

Shareholders' Equity: Total shareholders' equity increased $42.5 million to $1.52 billion at June 30, 2019 compared to $1.48 billion at December 31, 2018. The increase in shareholders' equity primarily reflects $73.0 million of year-to-date net income and a $28.8 million increase in accumulated other comprehensive income primarily representing the increase in unrealized gains on securities available-for-sale, net of tax. These increases were partially offset by the accrual of $28.8 million of cash dividends to common shareholders and the repurchase of $32.1 million of common stock. During the six months ended June 30, 2019, 26,934 shares of restricted stock were forfeited and 33,229 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants. (See Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" in this Form 10-Q.) Tangible common shareholders' equity, which excludes goodwill and other intangible assets, increased $46.8 million to $1.15 billion, or 10.05% of tangible assets at June 30, 2019, compared to $1.11 billion, or 9.62% of tangible assets at December 31, 2018.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018

For the quarter ended June 30, 2019, our net income was $39.7 million, or $1.14 per diluted share, compared to $32.4 million, or $1.00 per diluted share, for the quarter ended June 30, 2018. For the six months ended June 30, 2019 our net income was $73.0 million, or $2.09 per diluted share, compared to net income of $61.2 million, or $1.89 per diluted share for the same period a year earlier. Our net income for the quarter and six months ended June 30, 2019 was positively impacted by growth in interest-earning assets, due to the acquisition of Skagit as well as organic growth, partially offset by increased non-interest expense including $301,000 and $2.4 million of acquisition-related expenses, respectively.

Growth in average interest-earning assets, coupled with a slightly higher yield on interest-earning assets, partially offset by increased funding liabilities, produced increased net interest income. This resulted in increases in revenues in the quarter and six months ended June 30, 2019 compared to the same periods a year earlier. The results for the current quarter included the operations acquired in the Skagit acquisition which closed in the fourth quarter of 2018. Credit costs remained low, while non-interest expenses increased in both periods compared to a year ago, reflecting acquisition-related expenses as well as additional expenses associated with the ongoing operations acquired in the Skagit acquisition. Net income for the current year was strong, representing further progress on our strategic priorities and initiatives, and produced an annualized return on average assets of 1.36% for the current quarter compared to 1.25% for the six months ended June 30, 2019.

Our earnings from core operations, which excludes net gains or losses on sales of securities, changes in the valuation of financial instruments carried at fair value, acquisition-related expenses and related tax expenses or benefits, were $40.0 million, or $1.15 per diluted share, for the quarter ended June 30, 2019, compared to $32.2 million, or $1.00 per diluted share, for the quarter ended June 30, 2018. For the six months ended June 30, 2019, our earnings from core operations were $75.0 million, or $2.14 per diluted share, compared with $58.5 million, or $1.80 per diluted share, for the same period a year earlier.

Net Interest Income. Net interest income increased by $11.6 million, or 11%, to $116.7 million for the quarter ended June 30, 2019, compared to $105.1 million for the same quarter one year earlier, as an increase of $1.09 billion in the average balance of interest-earning assets produced strong growth for this key source of revenue. The growth in the average balance of interest-earning assets reflects organic growth as well as the Skagit acquisition. Net interest margin was enhanced by the amortization of acquisition accounting discounts on purchased loans which is accreted into loan interest income. The net interest margin of 4.38% for the quarter ended June 30, 2019 was enhanced by seven basis points as a result of acquisition accounting adjustments. This compares to a net interest margin of 4.39% for the quarter ended June 30, 2018, which included six basis points from acquisition accounting adjustments. The slight decrease in net interest margin compared to a year earlier primarily reflects higher average interest-bearing liabilities balances and costs, partially offset by increases in average loan and security balances and yields.

Net interest income before provision for loan losses for the six months ended June 30, 2019 increased by $28.4 million, or 14%, to $232.8 million compared to $204.4 million for the same period one year earlier, as a result of a $1.30 billion increase in average interest-earning assets and, to a lessor extent, a slightly enhanced net interest margin. The net interest margin increased to 4.38% for the six months ended June 30, 2019 compared to 4.37% for the same period in the prior year. The net interest margin included seven basis points of accretion acquisition accounting adjustments for both the six months ended June 30, 2019 and June 30, 2018.

Interest Income. Interest income for the quarter ended June 30, 2019 was $130.8 million, compared to $112.4 million for the same quarter in the prior year, an increase of $18.4 million, or 16%.  The increase in interest income occurred as a result of increases in both the average balances and yields on both loans and investment securities. The average balance of interest-earning assets was $10.69 billion for the quarter ended June 30, 2019, compared to $9.59 billion for the same period a year earlier. The average yield on interest-earning assets was 4.91% for quarter ended June 30, 2019, compared to 4.70% for the same quarter one year earlier. The increase in yield between periods reflects an 18 basis point increase in the average yield on loans as well as a 15 basis point increase in the average yield on investment securities. Average loans receivable for the quarter ended June 30, 2019 increased $1.01 billion, or 13%, to $8.80 billion, compared to $7.78 billion for the same quarter in the prior year. Interest income on loans increased by $17.2 million, or 17%, to $117.0 million for the current quarter from $99.9 million for the quarter ended June 30, 2018, reflecting the impact of the previously mentioned increases in average loan balances and yields.  The increase in average loan yields reflects the impact of higher index interest rates, over the last year. The acquisition accounting loan discount accretion and the related balance sheet impact added nine basis points to the current quarter loan yield, compared to eight basis points for the same quarter one year earlier.

The combined average balance of mortgage-backed securities, other investment securities, daily interest-bearing deposits and FHLB stock (total investment securities or combined portfolio) increased to $1.89 billion for the quarter ended June 30, 2019 (excluding the effect of fair value adjustments), compared to $1.81 billion for the quarter ended June 30, 2018; and the interest and dividend income from those investments increased by $1.3 million compared to the same quarter in the prior year. The average yield on the combined portfolio increased to 2.94% for the quarter ended June 30, 2019, from 2.79% for the same quarter one year earlier, due to higher yields on the securities purchased during 2019 compared to the existing portfolio.

Interest income for the six months ended June 30, 2019 was $260.8 million, compared to $217.2 million for the same period in the prior year, an increase of $43.6 million, or 20%. As with quarterly results, the year-to-date results reflect a $1.30 billion, or 14%, increase in the average balance of interest-earning assets as well as a 25 basis point increase in the average yield on interest-earning assets.

Interest Expense. Interest expense for the quarter ended June 30, 2019 was $14.1 million, compared to $7.4 million for the same quarter in the prior year. The interest expense increase between periods reflects a $1.01 billion, or 11%, increase in the average balance of funding liabilities and a 23 basis point increase in the average cost of all funding liabilities.

Interest expense for the six months ended June 30, 2019 was $28.0 million, compared to $12.8 million for the same period in the prior year. As with the quarterly results, the six month results reflect a 1.22 billion or 14% increase in the average balance of funding liabilities and a 27 basis point increase in the average cost of all funding liabilities.

Deposit interest expense increased $4.8 million, or 112%, to $9.0 million for the quarter ended June 30, 2019, compared to $4.3 million for the same quarter in the prior year, primarily as a result of increases in both the average balance and the cost of interest-bearing deposits. Average deposit balances increased to $9.29 billion for the quarter ended June 30, 2019, from $8.51 billion for the quarter ended June 30, 2018, while the average rate paid on total deposits increased to 0.39% in the second quarter of 2019 from 0.20% for the quarter ended June 30, 2018, primarily reflecting increases in the cost of certificates of deposits as well as increases in the costs of money market and savings accounts partially offset by the increase in non-interest-bearing deposit balances. The cost of interest-bearing deposits increased by 31 basis points to 0.64% for the quarter ended June 30, 2019 compared to 0.33% in the same quarter a year earlier.

Deposit interest expense increased $10.0 million or 132%, to $17.7 million for the six months ended June 30, 2019, compared to $7.6 million for the same period in the prior year. Average deposit balances increased to $9.32 billion for the six months ended June 30, 2019, from $8.42 billion for the six months ended June 30, 2018, while the average rate paid on deposits increased to 0.38% in the six months ended June 30, 2019 from 0.18% in the six months ended June 30, 2018. The cost of interest-bearing deposits increased by 33 basis points to 0.63% for the six months ended June 30, 2019 compared to 0.30% in the same period a year earlier.

The increase in the cost of interest-bearing deposits between the periods is largely due to the increase in short-term rates following the changes in the Fed Funds target rate over the last year.

Average total borrowings were $777.4 million for the quarter ended June 30, 2019, compared to $541.7 million for the same quarter one year earlier and the average rate paid on total borrowings for the quarter ended June 30, 2019 increased to 2.64% from 2.29% for the same quarter one year earlier. The increase in the average total borrowings balance for the quarter ended June 30, 2019 from the same period a year earlier was primarily due to a $218.2 million increase in average FHLB advances, coupled with a 60 basis point increase in the cost of FHLB advances. Interest expense on total borrowings increased to $5.1 million for the quarter ended June 30, 2019 from $3.1 million for the quarter ended June 30, 2018.

Interest expense on total borrowings increased to $10.4 million for the six months ended June 30, 2019 from $5.2 million for the six months ended June 30, 2018. Average borrowings were $784.9 million for the six months ended June 30, 2019, compared to $469.7 million for the same period a year earlier, while the average rate paid on borrowings for the six months ended June 30, 2019 increased to 2.66% from 2.23% for the same period in 2018. The increase in the average balance was due to a $298.0 million increase in average FHLB advances, coupled with a $17.2 million increase in average other borrowings, reflecting our funding a larger portion of the balance sheet with FHLB advances.

Analysis of Net Interest Spread. The following tables present for the periods indicated our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities with additional comparative data on our operating performance (dollars in thousands):

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Held for sale loans	$47,663	$567	4.77%	$112,664	$1,295	4.61%
Mortgage loans	6,800,802	89,682	5.29	6,050,560	76,908	5.10
Commercial/agricultural loans	1,769,603	23,924	5.42	1,479,148	19,381	5.26
Consumer and other loans	179,693	2,834	6.33	141,401	2,269	6.44
Total loans (1)	8,797,761	117,007	5.33	7,783,773	99,853	5.15
Mortgage-backed securities	1,354,048	9,794	2.90	1,261,809	8,899	2.83
Other securities	448,721	3,310	2.96	473,953	3,331	2.82
Interest-bearing deposits with banks	53,955	340	2.53	51,886	211	1.63
FHLB stock	30,902	387	5.02	22,231	129	2.33
Total investment securities	1,887,626	13,831	2.94	1,809,879	12,570	2.79
Total interest-earning assets	10,685,387	130,838	4.91	9,593,652	112,423	4.70
Non-interest-earning assets	1,048,811			804,229
Total assets	$11,734,198			$10,397,881
Deposits:
Interest-bearing checking accounts	$1,177,534	564	0.19	$1,051,409	281	0.11
Savings accounts	1,851,913	2,119	0.46	1,648,739	811	0.20
Money market accounts	1,497,717	2,656	0.71	1,419,578	792	0.22
Certificates of deposit	1,105,844	3,684	1.34	1,067,742	2,380	0.89
Total interest-bearing deposits	5,633,008	9,023	0.64	5,187,468	4,264	0.33
Non-interest-bearing deposits	3,652,096	—	—	3,324,104	—	—
Total deposits	9,285,104	9,023	0.39	8,511,572	4,264	0.20
Other interest-bearing liabilities:
FHLB advances	514,703	3,370	2.63	296,495	1,499	2.03
Other borrowings	122,455	67	0.22	105,013	49	0.19
Junior subordinated debentures	140,212	1,683	4.81	140,212	1,548	4.43
Total borrowings	777,370	5,120	2.64	541,720	3,096	2.29
Total funding liabilities	10,062,474	14,143	0.56	9,053,292	7,360	0.33
Other non-interest-bearing liabilities (2)	151,436			75,784
Total liabilities	10,213,910			9,129,076
Shareholders’ equity	1,520,288			1,268,805
Total liabilities and shareholders’ equity	$11,734,198			$10,397,881
Net interest income/rate spread		$116,695	4.35%		$105,063	4.37%
Net interest margin			4.38%			4.39%
Additional Key Financial Ratios:
Return on average assets			1.36%			1.25%
Return on average equity			10.47			10.25
Average equity / average assets			12.96			12.20
Average interest-earning assets / average interest-bearing liabilities			166.69			167.45
Average interest-earning assets / average funding liabilities			106.19			105.97
Non-interest income / average assets			0.78			0.82
Non-interest expense / average assets			2.96			3.19
Efficiency ratio (4)			62.22			65.44
Adjusted efficiency ratio (5)			59.56			64.09

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average other non-interest-bearing liabilities include fair value adjustments related to FHLB advances and junior subordinated debentures.

(3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

(4)	Non-interest expense divided by the total of net interest income (before provision for loan losses) and non-interest income.

(5)
Adjusted non-interest expense divided by revenue from core operations. These represent non-GAAP financial measures. See the non-GAAP reconciliation tables above under "Executive Overview—Non-GAAP Financial Measures."

	Six months ended June 30, 2019			Six months ended June 30, 2018
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Held for sale loans	$72,694	$1,688	4.68%	$85,815	$1,976	4.64%
Mortgage loans	6,817,276	178,284	5.27	$6,028,667	150,573	5.04
Commercial/agricultural loans	1,736,735	46,736	5.43	1,467,789	36,803	5.06
Consumer and other loans	181,562	5,754	6.39	141,016	4,523	6.47
Total loans (1)	8,808,267	232,462	5.32	7,723,287	193,875	5.06
Mortgage-backed securities	1,372,978	20,301	2.98	1,160,407	16,230	2.82
Other securities	466,330	6,789	2.94	468,480	6,420	2.76
Interest-bearing deposits with banks	49,382	629	2.57	58,164	442	1.53
FHLB stock	31,329	653	4.20	19,406	276	2.87
Total investment securities	1,920,019	28,372	2.98	1,706,457	23,368	2.76
Total interest-earning assets	10,728,286	260,834	4.90	9,429,744	217,243	4.65
Non-interest-earning assets	1,040,248			804,862
Total assets	$11,768,534			$10,234,606
Deposits:
Interest-bearing checking accounts	$1,165,807	1,039	0.18	$1,027,800	527	0.10
Savings accounts	1,853,012	4,039	0.44	1,625,335	1,438	0.18
Money market accounts	1,494,042	4,907	0.66	1,431,068	1,458	0.21
Certificates of deposit	1,179,320	7,681	1.31	1,033,431	4,199	0.82
Total interest-bearing deposits	5,692,181	17,666	0.63	5,117,634	7,622	0.30
Non-interest-bearing deposits	3,629,136	—	—	3,303,509	—	—
Total deposits	9,321,317	17,666	0.38	8,421,143	7,622	0.18
Other interest-bearing liabilities:
FHLB advances	524,417	6,846	2.63	226,407	2,177	1.94
Other borrowings	120,243	127	0.21	103,073	119	0.23
Junior subordinated debentures	140,212	3,396	4.88	140,212	2,889	4.16
Total borrowings	784,872	10,369	2.66	469,692	5,185	2.23
Total funding liabilities	10,106,189	28,035	0.56	8,890,835	12,807	0.29
Other non-interest-bearing liabilities (2)	151,685			70,908
Total liabilities	10,257,874			8,961,743
Shareholders’ equity	1,510,660			1,272,863
Total liabilities and shareholders’ equity	$11,768,534			$10,234,606
Net interest income/rate spread		$232,799	4.34%		$204,436	4.36%
Net interest margin			4.38%			4.37%
Additional Key Financial Ratios:
Return on average assets			1.25%			1.21%
Return on average equity			9.75			9.70
Average equity / average assets			12.84			12.44
Average interest-earning assets / average interest-bearing liabilities			165.64			168.77
Average interest-earning assets / average funding liabilities			106.16			106.06
Non-interest income / average assets			0.70			0.84
Non-interest expense / average assets			3.03			3.24
Efficiency ratio (4)			64.59			66.53
Adjusted efficiency ratio (5)			61.41			65.70

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average other non-interest-bearing liabilities include fair value adjustments related to FHLB advances and junior subordinated debentures.

(3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

(4)	Non-interest expense divided by the total of net interest income (before provision for loan losses) and non-interest income.

(5)
Adjusted non-interest expense divided by revenue from core operations. These represent non-GAAP financial measures. See the non-GAAP reconciliation tables above under "Executive Overview—Non-GAAP Financial Measures."

Provision and Allowance for Loan Losses. The provision for loan losses reflects the amount required to maintain the allowance for loan losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions. During the three months ended June 30, 2019, we recorded a provision for loans losses of $2.0 million, compared to $2.0 million for both the first quarter of 2019 and the second quarter of 2018. We continue to maintain an appropriate allowance for loan losses at June 30, 2019, reflecting growth in the related portfolio and current economic conditions.

In accordance with acquisition accounting, loans acquired from acquisitions were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan and lease losses is recorded for acquired loans at the acquisition date, although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios. The discount on acquired loans was $22.6 million at June 30, 2019 compared to $25.7 million at December 31, 2018 and $18.1 million at June 30, 2018.

Net loan charge-offs were $1.1 million for the quarter ended June 30, 2019 compared to net loan charge-offs of $332,000 for the same quarter in the prior year. For the first six months of 2019 we recorded net charge-offs of $2.2 million compared to net recoveries of $847,000 for the same period in 2018. The allowance for loan losses was $98.3 million at June 30, 2019 compared to $96.5 million at December 31, 2018 and $93.9 million at June 30, 2018. Included in our allowance at June 30, 2019 was an unallocated portion of $7.2 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for loan losses) was 1.12% at June 30, 2019, compared to 1.11% at December 31, 2018 and 1.22% at June 30, 2018.

We believe that the allowance for loan losses as of June 30, 2019 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. We believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, although there can be no assurance that these estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.

Non-interest Income. The following table presents the key components of non-interest income for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2019	2018	Change Amount	Change Percent	2019	2018	Change Amount	Change Percent
Deposit fees and other service charges	$14,046	$11,985	$2,061	17.2%	$26,664	$23,281	$3,383	14.5%
Mortgage banking operations	5,936	4,643	1,293	27.8	9,351	9,507	(156)	(1.6)
Bank owned life insurance	1,123	933	190	20.4	2,399	1,785	614	34.4
Miscellaneous	1,713	3,388	(1,675)	(49.4)	2,517	4,426	(1,909)	(43.1)
	22,818	20,949	1,869	8.9	40,931	38,999	1,932	5.0
Net (loss) gain on sale of securities	(28)	44	(72)	(163.6)	(27)	48	(75)	(156.3)
Net change in valuation of financial instruments carried at fair value	(114)	224	(338)	(150.9)	(103)	3,532	(3,635)	(102.9)
Total non-interest income	$22,676	$21,217	$1,459	6.9	$40,801	$42,579	$(1,778)	(4.2)

Non-interest income was $22.7 million for the quarter ended June 30, 2019, compared to $21.2 million for the same quarter in the prior year, and $40.8 million for the six months ended June 30, 2019, compared to $42.6 million for the same period in the prior year. Our non-interest income for the quarter ended June 30, 2019 included a $114,000 net loss for fair value adjustments and a net loss of $28,000 on sale of securities. For the quarter ended June 30, 2018, fair value adjustments resulted in a net gain of $224,000 and we had a net gain of $44,000 on sale of securities. The net loss for fair value adjustments recognized for the quarter ended June 30, 2019 was due to a decrease in the value of certain securities in our held-for-trading portfolio. Our non-interest income for the six months ended June 30, 2019 included a $103,000 net loss for fair value adjustments and a $27,000 loss on sale of securities. During the six months ended June 30, 2018, fair value adjustments resulted in a net gain of $3.5 million and we had a $48,000 net gain on sale of securities. For a more detailed discussion of our fair value adjustments, please refer to Note 9 in the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.

Deposit fees and other service charges increased by $2.1 million, or 17%, for the quarter ended June 30, 2019 and $3.4 million, or 15%, for the six months ended June 30, 2019, compared to the same periods a year ago reflecting growth in the number of deposit accounts resulting in increased transaction activity, including deposit accounts from the Skagit acquisition. Mortgage banking revenues, including gains on one- to four-family and multifamily loan sales and loan servicing fees, increased $1.3 million for the quarter ended June 30, 2019 and decreased $156,000 for the six months ended June 30, 2019, compared to the same periods a year ago. Gains on multifamily loans in the current quarter resulted in income of $744,000 for the quarter ended June 30, 2019, compared to $307,000 the same period a year ago, and $535,000 for the six months ended June 30, 2019, compared to $916,000 for the same period a year ago. Gains on one- to four-family loans in the current quarter resulted in income of $4.6 million for the quarter ended June 30, 2019, compared to $3.7 million in the same period a year ago, and $7.6 million for the six months ended June 30, 2019, compared to $7.3 million for the same period a year ago. The higher mortgage banking revenue reflected an increase in residential and multifamily mortgage held-for-sale loan production. Home purchase activity accounted for 77% of one- to four-family mortgage banking loan originations during second quarter 2019 compared to 81% during second quarter 2018 . Miscellaneous income for the three and six months ended June 30, 2018 included $2.1 million of gains from the sale of our Poulsbo branch deposits and two former business locations.

Non-interest Expense.  The following table represents key elements of non-interest expense for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	Change Amount	Change Percent	2019	2018	Change Amount	Change Percent
Salaries and employee benefits	$55,629	$51,494	$4,135	8.0%	$110,269	$101,561	$8,708	8.6%
Less capitalized loan origination costs	(7,399)	(4,733)	(2,666)	56.3	(12,248)	(8,744)	(3,504)	40.1
Occupancy and equipment	12,681	11,574	1,107	9.6	26,447	23,340	3,107	13.3
Information/computer data services	5,273	4,564	709	15.5	10,599	8,945	1,654	18.5
Payment and card processing expenses	4,041	3,731	310	8.3	8,025	7,431	594	8.0
Professional and legal expenses	2,336	3,838	(1,502)	(39.1)	4,770	8,266	(3,496)	(42.3)
Advertising and marketing	2,065	2,141	(76)	(3.5)	3,594	3,971	(377)	(9.5)
Deposit insurance	1,418	1,021	397	38.9	2,836	2,362	474	20.1
State/municipal business and use taxes	1,007	816	191	23.4	1,952	1,529	423	27.7
REO operations	260	(319)	579	(181.5)	137	121	16	13.2
Amortization of core deposit intangibles	2,053	1,382	671	48.6	4,105	2,764	1,341	48.5
Miscellaneous	7,051	7,128	(77)	(1.1)	13,795	12,797	998	7.8
	86,415	82,637	3,778	4.6	174,281	164,343	9,938	6.0
Acquisition-related expenses	301	—	301		2,449	—	2,449
Total non-interest expense	$86,716	$82,637	$4,079	4.9%	$176,730	$164,343	$12,387	7.5%

Non-interest expenses increased by $4.1 million, to $86.7 million for the quarter ended June 30, 2019, compared to $82.6 million for the quarter ended June 30, 2018. For the six months ended June 30, 2019, non-interest expense increased by $12.4 million, to $176.7 million compared to $164.3 million for the same period last year. The increases in both periods were primarily due to increases in salaries and employee benefits, acquisition-related expenses, and expenses related to the operations acquired in the Skagit acquisition.

Salary and employee benefits expenses increased $4.1 million to $55.6 million for the quarter ended June 30, 2019, compared to $51.5 million for the quarter ended June 30, 2018, primarily reflecting additional staffing related to the build out of the Company's risk infrastructure and operations acquired from the acquisition of Skagit on November 1, 2018, as well as normal salary and wage adjustments. For similar reasons salary and employee benefits expenses increased to $110.3 million for the six months ended June 30, 2019, compared to $101.6 million for the six months ended June 30, 2018. Capitalized loan origination costs increased $2.7 million for the quarter ended June 30, 2019, and $3.5 million for the six months ended June 30, 2019, compared to the same periods in the prior year, reflecting the increase in held-for-sale loan originations and loan renewals as well as higher deferred costs on a per loan basis related to the annual update of our deferred loan cost models. Occupancy and equipment expense increased $1.1 million, to $12.7 million for the quarter ended June 30, 2019, and increased $3.1 million, to $26.4 million for the six months ended June 30, 2019, compared to the same periods in the prior year, reflecting the operations acquired from the Skagit acquisition. Information data services expenses increased $709,000 for the quarter ended June 30, 2019, and $1.7 million for the six months ended June 30, 2019, compared to the same periods in the prior year, reflecting incremental costs as the Company continued to grow. Professional and legal expenses decreased $1.5 million for the quarter ended June 30, 2019, and $3.5 million for the six months ended June 30, 2019, compared to the same periods in the prior year reflecting lower consulting costs as a result of completing the build out of our risk management infrastructure.

Income Taxes. For the quarter ended June 30, 2019, we recognized $11.0 million in income tax expense for an effective tax rate of 21.6%, which reflects our normal statutory tax rate reduced by the effect of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting. Our normal, expected statutory income tax rate is 23.7%, representing a blend of the statutory federal income tax rate of 21.0% and apportioned effects of the state income tax rates. For the quarter ended June 30, 2018, we recognized $9.2 million in income tax expense for an effective tax rate of 22.1%. For the six months ended June 30, 2019, we recognized $19.8 million in tax expense for an effective rate of 21.3%, compared to $17.5 million in income tax expense for an effective rate of 22.2% for the six months ended June 30, 2018. For more discussion on our income taxes, please refer to Note 10 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

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

Non-Performing Assets:  Non-performing assets increased to $21.0 million, or 0.18% of total assets, at June 30, 2019, from $18.9 million, or 0.16% of total assets, at December 31, 2018, and increased compared to $16.5 million, or 0.16% of total assets, at June 30, 2018. Our allowance for loan losses was $98.3 million, or 534% of non-performing loans at June 30, 2019, compared to $96.5 million, or 616% of non-performing loans at December 31, 2018 and $93.9 million, or 613% of non-performing loans at June 30, 2018.  Our level of non-performing loans and assets continues to be manageable. The primary components of the $21.0 million in non-performing assets were $17.1 million in nonaccrual loans, $1.4 million in loans more than 90 days delinquent and still accruing interest, and $2.6 million in REO and other repossessed assets, the majority of which were acquired in the Skagit acquisition.

Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, restructured loans or TDRs are impaired as the Banks will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  If any restructured loan becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the restructured loan(s) would be reclassified as nonaccrual.  At June 30, 2019, we had $6.6 million of restructured loans currently performing under their restructured repayment terms.

Loans acquired in merger transactions with deteriorated credit quality are accounted for as purchased credit-impaired pools. Typically this would include loans that were considered non-performing or restructured as of the acquisition date. Accordingly, subsequent to acquisition, loans included in the purchased credit-impaired pools are not reported as non-performing loans based upon their individual performance status, so the categories of nonaccrual, impaired and 90 days past due and accruing do not include any purchased credit-impaired loans. Purchased credit-impaired loans were $12.9 million at June 30, 2019, compared to $14.4 million at December 31, 2018 and $18.1 million at June 30, 2018.

The following table sets forth information with respect to our non-performing assets and restructured loans at the dates indicated (dollars in thousands):

	June 30, 2019	December 31, 2018	June 30, 2018
Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$4,603	$4,088	$4,341
Construction and land	2,214	3,188	1,176
One- to four-family	2,665	1,544	2,281
Commercial business	2,983	2,936	2,673
Agricultural business, including secured by farmland	1,359	1,751	1,712
Consumer	3,230	1,241	1,176
	17,054	14,748	13,359
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Construction and land	262	—	784
One- to four-family	995	658	905
Commercial business	1	1	1
Consumer	97	247	253
	1,355	906	1,943
Total non-performing loans	18,409	15,654	15,302
REO, net (2)	2,513	2,611	473
Other repossessed assets held for sale	112	592	733
Total non-performing assets	$21,034	$18,857	$16,508

Total non-performing loans to loans before allowance for loan losses	0.21%	0.18%	0.20%
Total non-performing loans to total assets	0.16%	0.13%	0.15%
Total non-performing assets to total assets	0.18%	0.16%	0.16%

Restructured loans performing under their restructured terms (3)	$6,594	$13,422	$13,793

Loans 30-89 days past due and on accrual (4)	$17,923	$25,108	$8,040

(1)	Includes $1.6 million of nonaccrual restructured loans at June 30, 2019.

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

(3)	These loans were performing under their restructured repayment terms at June 30, 2019.
(4) Includes purchased credit-impaired loans.

In addition to the non-performing loans and purchased credit-impaired loans as of June 30, 2019, we had other classified loans with an aggregate outstanding balance of $53.5 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

REO: REO was $2.5 million at June 30, 2019 and compared with $2.6 million at December 31, 2018. The following table shows REO activity for the three and six months ended June 30, 2019 and June 30, 2018 (in thousands):

	Three Months Ended		Six months ended
	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Balance, beginning of period	$2,611	$328	$2,611	$360
Additions from loan foreclosures	61	393	61	521
Proceeds from dispositions of REO	(150)	(314)	(150)	(314)
Gain on sale of REO	(9)	66	(9)	66
Valuation adjustments in the period	—	—	—	(160)
Balance, end of period	$2,513	$473	$2,513	$473

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the six months ended June 30, 2019 and June 30, 2018, our loan originations, including originations of loans held for sale, exceeded our loan repayments by $461.9 million and $498.3 million, respectively. There were $777,000 of loan purchases during the six months ended June 30, 2019 compared to loan purchases of $2.3 million during the six months ended June 30, 2018. This activity was funded primarily by principal repayment and maturities of securities, increased core deposits and the sale of loans in 2019. During the six months ended June 30, 2019 and June 30, 2018, we received proceeds of $411.4 million and $388.9 million, respectively, from the sale of loans. Securities purchased during the six months ended June 30, 2019 and June 30, 2018 totaled $52.5 million and $599.7 million, respectively, and securities repayments, maturities and sales in those periods were $191.3 million and $82.6 million, respectively.

Our primary financing activity is gathering deposits. Total deposits decreased by $188.1 million during the first six months of 2019, as a $249.5 million decrease in certificate of deposits, primarily brokered deposits, was partially offset by a $61.4 million increase in core deposits. Certificates of deposit are generally more vulnerable to competition and more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At June 30, 2019, certificates of deposit amounted to $1.07 billion, or 12% of our total deposits, including $766.9 million which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature.

FHLB advances increased $65.8 million to $606.0 million during the first six months of 2019. Other borrowings decreased $625,000 to $118.4 million at June 30, 2019 from $119.0 million at December 31, 2018.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the six months ended June 30, 2019 and 2018, we used our sources of funds primarily to fund loan commitments and purchase securities. At June 30, 2019, we had outstanding loan commitments totaling $3.16 billion, primarily relating to undisbursed loans in process and unused credit lines. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings.  We maintain credit facilities with the FHLB-Des Moines, which at June 30, 2019 provided for advances that in the aggregate would equal the lesser of 45% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $5.15 billion, and 35% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $97.0 million.  Advances under these credit facilities totaled $606.0 million at June 30, 2019. In addition, Banner Bank has been approved for participation in the Borrower-In-Custody (BIC) program by the Federal Reserve Bank of San Francisco (FRBSF).  Under this program Banner Bank had available lines of credit of approximately $1.19 billion as of June 30, 2019, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans.  We had no funds borrowed from the FRBSF at June 30, 2019 or December 31, 2018.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner Corporation is a separate legal entity from the Banks and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner's primary sources of funds consist of capital raised through dividends or capital distributions from the Banks, although there are regulatory restrictions on the ability of the Banks to pay dividends. At June 30, 2019, the Company on an unconsolidated basis had liquid assets of $43.1 million.

As noted below, Banner Corporation and its subsidiary banks continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the six months ended June 30, 2019, total shareholders' equity increased $42.5 million, to $1.52 billion.  At June 30, 2019, tangible common shareholders’ equity, which excludes goodwill and other intangible assets, was $1.15 billion, or 10.05% of tangible assets.  See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to tangible common shareholders’ equity.  Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets.  In addition to the minimum capital ratios, both Banner Corporation and the Banks are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital of more than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At June 30, 2019, Banner Corporation and the Banks each exceeded all regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2018 Form 10-K for additional information regarding regulatory capital requirements for Banner Corporation and the Banks.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of June 30, 2019, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as "Adequately Capitalized"		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Amount
Banner Corporation—consolidated
Total capital to risk-weighted assets	$1,327,875	13.37%	$794,575	8.00%	$993,218	10.00%
Tier 1 capital to risk-weighted assets	1,227,022	12.35	595,931	6.00	595,931	6.00
Tier 1 leverage capital to average assets	1,227,022	10.83	453,256	4.00	n/a	n/a
Common equity tier 1 capital	1,091,022	10.98	446,948	4.50	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	1,236,298	12.69	779,191	8.00	973,989	10.00
Tier 1 capital to risk-weighted assets	1,137,866	11.68	584,393	6.00	779,191	8.00
Tier 1 leverage capital to average assets	1,137,866	10.30	442,043	4.00	552,553	5.00
Common equity tier 1 capital	1,137,866	11.68	438,295	4.50	633,093	6.50
Islanders Bank
Total capital to risk-weighted assets	35,804	18.80	15,239	8.00	19,049	10.00
Tier 1 capital to risk-weighted assets	33,422	17.54	11,430	6.00	15,239	8.00
Tier 1 leverage capital to average assets	33,422	12.00	11,143	4.00	13,929	5.00
Common equity tier 1 capital	33,422	17.54	8,572	4.50	12,382	6.50

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

The following table sets forth, as of June 30, 2019, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$16,817	3.6%	$64,335	7.0%	$(88,043)	(3.3)%
+300	20,605	4.5	67,577	7.3	(3,136)	(0.1)
+200	19,361	4.2	59,324	6.4	56,720	2.1
+100	13,371	2.9	38,659	4.2	69,655	2.6
0	—	—	—	—	—	—
-50	(9,776)	(2.1)	(27,831)	(3.0)	(75,767)	(2.9)
-100	(22,184)	(4.8)	(62,972)	(6.8)	(180,703)	(6.8)

(1)
Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.  The targeted federal funds rate was between 2.25% and 2.50% at June 30, 2019.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2019 (dollars in thousands).  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At June 30, 2019, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $2.89 billion, representing a one-year cumulative gap to total assets ratio of 24.41%.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of June 30, 2019 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$723,160	$69,439	$94,771	$17,460	$4,402	$900	$910,132
Fixed-rate mortgage loans	352,155	205,939	608,899	417,376	403,842	10,454	1,998,665
Adjustable-rate mortgage loans	1,061,723	399,604	1,230,410	653,752	165,328	20	3,510,837
Fixed-rate mortgage-backed securities	90,640	86,898	294,060	223,467	439,073	83,156	1,217,294
Adjustable-rate mortgage-backed securities	137,936	7,300	25,871	32,057	10,267	—	213,431
Fixed-rate commercial/agricultural loans	138,532	112,822	243,861	83,576	70,154	25,094	674,039
Adjustable-rate commercial/agricultural loans	952,524	24,976	71,712	42,304	22,369	—	1,113,885
Consumer and other loans	465,635	81,924	91,104	20,746	14,848	39,686	713,943
Investment securities and interest-earning deposits	120,740	7,055	52,374	64,774	82,022	68,748	395,713
Total rate sensitive assets	4,043,045	995,957	2,713,062	1,555,512	1,212,305	228,058	10,747,939
Interest-bearing liabilities: (2)
Regular savings	191,813	130,742	421,895	298,742	427,129	377,726	1,848,047
Interest checking accounts	94,115	48,831	174,047	144,622	264,009	461,411	1,187,035
Money market deposit accounts	148,895	101,351	335,086	245,634	364,542	315,611	1,511,119
Certificates of deposit	503,946	263,034	278,070	23,477	2,391	237	1,071,155
FHLB advances	306,000	100,000	200,000	—	—	—	606,000
Junior subordinated debentures	140,212	—	—	—	—	—	140,212
Retail repurchase agreements	118,370	—	—	—	—	—	118,370
Total rate sensitive liabilities	1,503,351	643,958	1,409,098	712,475	1,058,071	1,154,985	6,481,938
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$2,539,694	$351,999	$1,303,964	$843,037	$154,234	$(926,927)	$4,266,001
Cumulative excess of interest-sensitive assets	$2,539,694	$2,891,693	$4,195,657	$5,038,694	$5,192,928	$4,266,001	$4,266,001
Cumulative ratio of interest-earning assets to interest-bearing liabilities	268.94%	234.67%	217.97%	218.03%	197.48%	165.81%	165.81%
Interest sensitivity gap to total assets	21.44%	2.97%	11.01%	7.12%	1.30%	(7.82)%	36.01%
Ratio of cumulative gap to total assets	21.44%	24.41%	35.41%	42.53%	43.83%	36.01%	36.01%

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

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been ($939,000), or (7.92)% of total assets at June 30, 2019.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018” of this report on Form 10-Q.

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

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls Over Financial Reporting:  In the quarter ended June 30, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2019:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
April 1, 2019 - April 30, 2019	28,797	$55.47	—	1,757,637
May 1, 2019 - May 31, 2019	600,048	53.46	600,000	1,157,637
June 1, 2019 - June 30, 2019	—	—	—	1,157,637
Total for quarter	628,845	53.55	600,000	1,157,637

Employees surrendered 28,845 shares to satisfy tax withholding obligations upon the vesting of restricted stock grants during the three months ended June 30, 2019.

On March 27, 2019, the Company announced that its Board of Directors had renewed its authorization to repurchase up to 5% of the Company's common stock, or 1,757,637 of the Company's outstanding shares. Under the authorization, shares may be repurchased by the Company in open market purchases. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the quarter ended June 30, 2019, the Company repurchased 600,000 shares under the repurchase authorization, leaving 1,157,637 available for future repurchase.

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

101
The following materials from Banner Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Statements of Financial Condition; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Selected Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

August 2, 2019	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

August 2, 2019	/s/ Peter J. Conner
Peter J. Conner
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)