Form 10-Q
period 2019-09-30
BANNER CORP
filed 2019-11-01
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	☐	No	[x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:			As of October 31, 2019
Common Stock, $.01 par value per share			34,134,162 shares
Non-voting Common Stock, $.01 par value per share			39,192 shares

BANNER CORPORATION AND SUBSIDIARIES

Special Note Regarding Forward-Looking Statements

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, liquidity, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: expected revenues, cost savings, synergies and other benefits from the merger of Banner and AltaPacific Bancorp (AltaPacific) might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; business disruption may occur following or in connection with the merger of Banner and AltaPacific; Banner's or AltaPacific's businesses may experience disruptions due to transaction-related uncertainty or other factors making it more difficult to maintain relationships with employees, customers, other business partners or governmental entities; the possibility that the merger is more expensive to complete than anticipated, including as a result of unexpected factors or events; diversion of managements' attention from ongoing business operations and opportunities as a result of the merger or otherwise; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses and provisions for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets, and may result in the allowance for loan losses not being adequate to cover actual losses and require a material increase in reserves; results of examinations by regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the writing down of assets or increases in the allowance for loan losses; the ability to manage loan delinquency rates; competitive pressures among financial services companies; changes in consumer spending or borrowing and spending habits; interest rate movements generally and the relative differences between short and long-term interest rates, loan and deposit interest rates, net interest margin and funding sources; the impact of repricing and competitors’ pricing initiatives on loan and deposit products; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values; the ability to adapt successfully to technological changes to meet customers’ needs and developments in the marketplace; the ability to access cost-effective funding; increases in premiums for deposit insurance; the ability to control operating costs and expenses; the use of estimates in determining fair value of certain assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect employees, and potential associated charges; disruptions, security breaches or other adverse events, failures or interruptions in, or attacks on, information technology systems or on the third-party vendors who perform critical processing functions; changes in financial markets; changes in economic conditions in general and in Washington, Idaho, Oregon and California in particular; secondary market conditions for loans and the ability to sell loans in the secondary market; the costs, effects and outcomes of litigation; legislation or regulatory changes or reforms, including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes related to Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the implementing regulations; results of safety and soundness and compliance examinations by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks, (the Washington DFI) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require restitution or institute an informal or formal enforcement action which could require an increase in reserves for loan losses, write-downs of assets or changes in regulatory capital position, or affect the ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions, any of which could adversely affect liquidity and earnings; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations; changes in accounting principles, policies or guidelines, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory and technological factors affecting operations, pricing, products and services; future acquisitions by Banner of other depository institutions or lines of business; and future goodwill impairment due to changes in Banner’s business, changes in market conditions, or other factors; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (SEC), including this report on Form 10-Q.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.  All references to “Banner” refer to Banner Corporation and those to “the Banks” refer to its wholly-owned subsidiaries, Banner Bank and Islanders Bank, collectively.

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
September 30, 2019 and December 31, 2018

ASSETS	September 30, 2019	December 31, 2018
Cash and due from banks	$250,671	$231,029
Interest bearing deposits	73,785	41,167
Total cash and cash equivalents	324,456	272,196
Securities—trading	25,672	25,896
Securities—available-for-sale, amortized cost $1,508,810 and $1,648,421, respectively	1,539,908	1,636,223
Securities—held-to-maturity, fair value $233,721 and $232,537, respectively	230,056	234,220
Total securities	1,795,636	1,896,339
Federal Home Loan Bank (FHLB) stock	25,623	31,955
Loans held for sale (includes $225.6 million and $164.8 million, at fair value, respectively)	244,889	171,031
Loans receivable	8,835,368	8,684,595
Allowance for loan losses	(97,801)	(96,485)
Net loans receivable	8,737,567	8,588,110
Accrued interest receivable	40,033	38,593
Real estate owned (REO), held for sale, net	228	2,611
Property and equipment, net	171,279	171,809
Goodwill	339,154	339,154
Other intangibles, net	26,610	32,924
Bank-owned life insurance (BOLI)	179,076	177,467
Deferred tax assets, net	58,884	75,020
Other assets	154,407	74,108
Total assets	$12,097,842	$11,871,317
LIABILITIES
Deposits:
Non-interest-bearing	$3,885,210	$3,657,817
Interest-bearing transaction and savings accounts	4,624,970	4,498,966
Interest-bearing certificates	1,218,591	1,320,265
Total deposits	9,728,771	9,477,048
Advances from FHLB	382,000	540,189
Other borrowings	120,014	118,995
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	113,417	114,091
Accrued expenses and other liabilities	181,351	102,061
Deferred compensation	41,354	40,338
Total liabilities	10,566,907	10,392,722
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 34,134,165 shares issued and outstanding at September 30, 2019; 35,107,839 shares issued and outstanding at December 31, 2018	1,286,022	1,336,030
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; 39,192 shares issued and outstanding at September 30, 2019; 74,933 shares issued and outstanding at December 31, 2018	689	1,406
Retained earnings	203,704	134,055
Carrying value of shares held in trust for stock-based compensation plans	(7,387)	(7,289)
Liability for common stock issued to stock related compensation plans	7,387	7,289
Accumulated other comprehensive income	40,520	7,104
Total shareholders' equity	1,530,935	1,478,595
Total liabilities and shareholders' equity	$12,097,842	$11,871,317
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except shares and per share amounts)
For the Three and Nine Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
INTEREST INCOME:
Loans receivable	$118,096	$104,868	$350,558	$298,743
Mortgage-backed securities	9,415	8,915	29,716	25,145
Securities and cash equivalents	3,925	3,865	11,996	11,003
Total interest income	131,436	117,648	392,270	334,891
INTEREST EXPENSE:
Deposits	10,014	5,517	27,680	13,139
FHLB advances	3,107	1,388	9,953	3,564
Other borrowings	82	60	209	179
Junior subordinated debentures	1,612	1,605	5,008	4,495
Total interest expense	14,815	8,570	42,850	21,377
Net interest income	116,621	109,078	349,420	313,514
PROVISION FOR LOAN LOSSES	2,000	2,000	6,000	6,000
Net interest income after provision for loan losses	114,621	107,078	343,420	307,514
NON-INTEREST INCOME:
Deposit fees and other service charges	10,331	12,255	36,995	35,535
Mortgage banking operations	6,616	5,816	15,967	15,324
Bank-owned life insurance (BOLI)	1,076	1,726	3,475	3,511
Miscellaneous	2,914	569	5,431	4,995
	20,937	20,366	61,868	59,365
Net (loss) gain on sale of securities	(2)	—	(29)	48
Net change in valuation of financial instruments carried at fair value	(69)	45	(172)	3,577
Total non-interest income	20,866	20,411	61,667	62,990
NON-INTEREST EXPENSE:
Salary and employee benefits	59,090	48,930	169,359	150,491
Less capitalized loan origination costs	(7,889)	(4,318)	(20,137)	(13,062)
Occupancy and equipment	12,566	12,385	39,013	35,725
Information/computer data services	5,657	4,766	16,256	13,711
Payment and card processing expenses	4,330	3,748	12,355	11,179
Professional and legal expenses	2,704	3,010	7,474	11,276
Advertising and marketing	2,221	1,786	5,815	5,758
Deposit insurance (benefit) expense	(1,604)	991	1,232	3,353
State/municipal business and use taxes	1,011	902	2,963	2,430
REO operations, net	126	433	263	553
Amortization of core deposit intangibles	1,985	1,348	6,090	4,112
Miscellaneous	6,435	6,646	20,230	19,444
	86,632	80,627	260,913	244,970
Acquisition-related expenses	676	1,005	3,125	1,005
Total non-interest expense	87,308	81,632	264,038	245,975
Income before provision for income taxes	48,179	45,857	141,049	124,529
PROVISION FOR INCOME TAXES	8,602	8,084	28,426	25,542
NET INCOME	$39,577	$37,773	$112,623	$98,987
Earnings per common share:
Basic	$1.15	$1.17	$3.24	$3.06
Diluted	$1.15	$1.17	$3.23	$3.05
Cumulative dividends declared per common share	$0.41	$0.38	$1.23	$1.58
Weighted average number of common shares outstanding:
Basic	34,407,462	32,256,789	34,760,607	32,300,688
Diluted	34,497,994	32,376,623	34,850,006	32,406,414
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three and Nine Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NET INCOME	$39,577	$37,773	$112,623	$98,987
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) on available-for-sale securities arising during the period	5,861	(10,010)	43,268	(33,083)
Reclassification for net loss (gain) on available-for-sale securities realized in earnings	2	—	28	(51)
Changes in fair value of junior subordinated debentures related to instrument specific credit risk	204	(336)	674	(14,403)
Income tax (expense) benefit related to other comprehensive income (loss)	(1,457)	2,483	(10,554)	11,376
Other comprehensive income (loss)	4,610	(7,863)	33,416	(36,161)
COMPREHENSIVE INCOME	$44,187	$29,910	$146,039	$62,826

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands, except shares)
For the Nine Months Ended September 30, 2019 and the Year Ended December 31, 2018

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2018	32,726,485	$1,187,127	$90,535	$(5,036)	$1,272,626

Cumulative effect of reclassification of the instrument-specific credit risk portion of junior subordinated debentures fair value adjustments and reclassification of equity securities from available-for-sale			(28,203)	28,203	—
Net income			28,790		28,790
Other comprehensive loss, net of income tax				(21,777)	(21,777)
Repurchase of common stock	(269,711)	(15,359)			(15,359)
Accrual of dividends on common stock ($0.35/share)			(11,349)		(11,349)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(33,101)	1,192			1,192

Balance, March 31, 2018	32,423,673	$1,172,960	$79,773	$1,390	$1,254,123

Balance, April 1, 2018	32,423,673	$1,172,960	$79,773	$1,390	$1,254,123

Net income			32,424		32,424
Other comprehensive loss, net of income tax				(6,521)	(6,521)
Accrual of dividends on common stock ($0.85/share)			(27,712)		(27,712)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(17,977)	696			696

Balance, June 30, 2018	32,405,696	$1,173,656	$84,485	$(5,131)	$1,253,010

Continued on next page

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Shareholders’ Equity
	Shares	Amount
Balance, July 1, 2018	32,405,696	$1,173,656	$84,485	$(5,131)	$1,253,010

Net income			37,773		37,773
Other comprehensive loss, net of income tax				(7,863)	(7,863)
Accrual of dividends on common stock ($0.38/share)			(12,316)		(12,316)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(2,939)	1,594			1,594

Balance, September 30, 2018	32,402,757	$1,175,250	$109,942	$(12,994)	$1,272,198

Balance, October 1, 2018	32,402,757	$1,175,250	$109,942	$(12,994)	$1,272,198

Net income			37,527		37,527
Other comprehensive income, net of income tax				20,098	20,098
Accrual of dividends on common stock ($0.38/share)			(13,414)		(13,414)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(3,056)	1,519			1,519
Repurchase of common stock	(325,000)	(19,042)			(19,042)
Business acquisition	3,108,071	179,709			179,709

Balance, December 31, 2018	35,182,772	$1,337,436	$134,055	$7,104	$1,478,595

Continued on next page

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2019	35,182,772	$1,337,436	$134,055	$7,104	$1,478,595

Net income			33,346		33,346
Other comprehensive income, net of income tax				12,790	12,790
Accrual of dividends on common stock ($0.41/share)			(14,490)		(14,490)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(30,026)	950			950

Balance, March 31, 2019	35,152,746	$1,338,386	$152,911	$19,894	$1,511,191

Balance, April 1, 2019	35,152,746	$1,338,386	$152,911	$19,894	$1,511,191

Net income			39,700		39,700
Other comprehensive income, net of income tax				16,016	16,016
Accrual of dividends on common stock ($0.41/share)			(14,354)		(14,354)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	20,897	575			575
Repurchase of common stock	(600,000)	(32,073)			(32,073)

Balance, June 30, 2019	34,573,643	$1,306,888	$178,257	$35,910	$1,521,055

Continued on next page

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amounts
Balance, July 1, 2019	34,573,643	$1,306,888	$178,257	$35,910	$1,521,055

Net income			39,577		39,577
Other comprehensive income, net of income tax				4,610	4,610
Accrual of dividends on common stock ($0.41/share)			(14,130)		(14,130)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(286)	1,672			1,672
Repurchase of common stock	(400,000)	(21,849)			(21,849)

Balance, September 30, 2019	34,173,357	$1,286,711	$203,704	$40,520	$1,530,935

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$112,623	$98,987
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	12,934	11,014
Deferred income and expense, net of amortization	(350)	(4,005)
Amortization of core deposit intangibles	6,090	4,112
Loss (gain) on sale of securities	29	(48)
Net change in valuation of financial instruments carried at fair value	172	(3,577)
Decrease (increase) in deferred taxes	16,136	(7,044)
Increase in current taxes payable	3,410	7,227
Stock-based compensation	5,101	4,844
Increase in cash surrender value of BOLI	(3,086)	(3,486)
Gain on sale of loans, including capitalized servicing rights	(11,834)	(10,815)
Loss (gain) on disposal of real estate held for sale and property and equipment	1,274	(1,417)
Provision for loan losses	6,000	6,000
Provision for losses on real estate held for sale	—	187
Origination of loans held for sale	(756,283)	(637,702)
Proceeds from sales of loans held for sale	694,259	616,393
Net change in:
Other assets	(26,381)	521
Other liabilities	8,398	5,269
Net cash provided from operating activities	68,492	86,460
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(118,823)	(668,456)
Principal repayments and maturities of securities—available-for-sale	209,396	123,132
Proceeds from sales of securities—available-for-sale	43,114	8,363
Purchases of securities—held-to-maturity	(42,350)	(8,469)
Principal repayments and maturities of securities—held-to-maturity	44,971	8,291
Loan originations, net of principal repayments	(158,754)	(218,226)
Purchases of loans and participating interest in loans	(8,608)	(1,748)
Proceeds from sales of other loans	16,279	6,629
Net cash paid related to branch divestiture	(10,382)	(20,412)
Purchases of property and equipment	(16,738)	(12,982)
Proceeds from sale of real estate held for sale and sale of other property, net	6,809	6,982
Proceeds from FHLB stock repurchase program	130,073	110,078
Purchase of FHLB stock	(123,740)	(118,940)
Other	1,461	3,562
Net cash used in investing activities	(27,292)	(782,196)
FINANCING ACTIVITIES:
Increase in deposits, net	266,129	522,798
Proceeds from long term FHLB advances	300,000	—
Repayment of long term FHLB advances	(100,189)	(8)
(Repayment) proceeds from overnight and short term FHLB advances, net	(358,000)	221,000
Increase in other borrowings, net	1,019	3,119
Cash dividends paid	(42,073)	(46,989)
Taxes paid related to net share settlement of equity awards	(1,904)	(1,364)
Cash paid for the repurchase of common stock	(53,922)	(15,359)
Net cash provided from financing activities	11,060	683,197
NET CHANGE IN CASH AND CASH EQUIVALENTS	52,260	(12,539)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	272,196	261,200
CASH AND CASH EQUIVALENTS, END OF PERIOD	$324,456	$248,661

Continued on next page

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,
	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$45,348	$18,901
Tax paid, net of refunds	18,220	13,029
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	246	1,451
Dividends accrued but not paid until after period end	14,679	12,654

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2019 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. Certain reclassifications have been made to the 2018 Consolidated Financial Statements and/or schedules to conform to the 2019 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are significant to an understanding of Banner’s financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles (CDI) and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation of assets acquired and liabilities assumed in business combinations and subsequent recognition of related income and expense, and (vii) the valuation or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC (2018 Form 10-K).  There have been no significant changes in our application of these accounting policies during the first nine months of 2019, except as described in Note 2.

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

Financial Instruments—Credit Losses (Topic 326)

In June 2016, FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial asset not excluded from the scope that have the contractual right to receive cash. The ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This ASU broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. This ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is still evaluating the effects this ASU will have on the Company’s Consolidated Financial Statements. The Company has formed an internal committee to oversee the project, engaged a third-party vendor to assist with the project and has completed its gap analysis phase of the project. In addition, the Company has selected a second third-party vendor to assist with building and developing the required models and has completed the initial build out of the required models. The Company has also selected a different third-party vendor to provide various economic forecast scenarios. The Company has developed a reasonable and supportable forecast based upon these economic forecast scenarios and has incorporated the reasonable and supportable forecast into the models. The Company is in the process of incorporating the qualitative factors into the models. Upon adoption, the Company expects changes in the processes and procedures used to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The new guidance may result in an increase in the allowance for loan losses which will also reflect the new requirement to include expected losses on purchased credit-impaired loans; however, the Company is still in the process of determining the magnitude of the change and its impact on the Consolidated Financial Statements. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available-for-sale will be replaced with an allowance approach.

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

NOTE 3: BUSINESS COMBINATIONS
Acquisition of AltaPacific
On November 1, 2019, the Company completed the acquisition of AltaPacific, the holding company for AltaPacific Bank, a California state-chartered commercial bank. AltaPacific was merged into Banner and AltaPacific Bank was merged into Banner Bank. Pursuant to the previously announced terms of the acquisition, AltaPacific shareholders received 0.2712 shares of Banner common stock in exchange for each share of AltaPacific common stock, plus cash in lieu of any fractional shares. At September 30, 2019, AltaPacific had assets of $420 million, loans of $334 million, and deposits of$297 million with five banking locations in Southern California and one banking location in Northern California. The combined company has approximately $12.5 billion in assets.

The primary reason for the acquisition was to expand the Company’s presence in California by adding density within our existing geographic footprint. Preliminary fair values for all assets and liabilities, as well as the consideration paid, are not reported herein as the Company is still in the process of completing the initial accounting for the acquisition. Goodwill expected to be recorded in the transaction will not be deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes. The Company expects to disclose preliminary estimates of assets acquired and liabilities assumed, including fair value adjustments and the consideration paid, in the Company's December 31, 2019 Form 10-K. In addition, the Company's December 31, 2019 Form 10-K will include the results of operations produced by the acquired company beginning on November 1, 2019.

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

Note 4:  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at September 30, 2019 and December 31, 2018 are summarized as follows (in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
Corporate bonds	$27,203			$25,672
	$27,203			$25,672
Available-for-Sale:
U.S. Government and agency obligations	$110,553	$611	$(1,168)	$109,996
Municipal bonds	102,888	5,466	(5)	108,349
Corporate bonds	3,757	10	(1)	3,766
Mortgage-backed or related securities	1,283,866	27,643	(1,410)	1,310,099
Asset-backed securities	7,746	—	(48)	7,698
	$1,508,810	$33,730	$(2,632)	$1,539,908
Held-to-Maturity:
U.S. Government and agency obligations	$386	$7	$—	$393
Municipal bonds	168,746	4,006	(1,123)	171,629
Corporate bonds	3,635	—	(12)	3,623
Mortgage-backed or related securities	57,289	1,341	(554)	58,076
	$230,056	$5,354	$(1,689)	$233,721

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
Corporate bonds	$27,203			$25,896
	$27,203			$25,896
Available-for-Sale:
U.S. Government and agency obligations	$151,012	$149	$(2,049)	$149,112
Municipal bonds	116,548	1,806	(532)	117,822
Corporate bonds	3,556	—	(61)	3,495
Mortgage-backed or related securities	1,355,258	5,210	(16,607)	1,343,861
Asset-backed securities	22,047	6	(120)	21,933
	$1,648,421	$7,171	$(19,369)	$1,636,223
Held-to-Maturity:
U.S. Government and agency obligations	$1,006	$14	$(1)	$1,019
Municipal bonds	176,663	1,727	(2,578)	175,812
Corporate bonds	3,736	—	(13)	3,723
Mortgage-backed or related securities	52,815	66	(898)	51,983
	$234,220	$1,807	$(3,490)	$232,537

At September 30, 2019 and December 31, 2018, the gross unrealized losses and the fair value for securities available-for-sale and held-to-maturity aggregated by the length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	September 30, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$3,282	$(18)	$68,910	$(1,150)	$72,192	$(1,168)
Municipal bonds	1,043	(3)	655	(2)	1,698	(5)
Corporate bonds	502	—	1,001	(1)	1,503	(1)
Mortgage-backed or related securities	212,317	(1,210)	41,985	(200)	254,302	(1,410)
Asset-backed securities	6,396	(46)	575	(2)	6,971	(48)
	$223,540	$(1,277)	$113,126	$(1,355)	$336,666	$(2,632)
Held-to-Maturity
Municipal bonds	$33,287	$(762)	$20,618	$(361)	$53,905	$(1,123)
Corporate bonds	—	—	488	(12)	488	(12)
Mortgage-backed or related securities	11,693	(554)	—	—	11,693	(554)
	$44,980	$(1,316)	$21,106	$(373)	$66,086	$(1,689)

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$75,885	$(1,240)	$50,508	$(809)	$126,393	$(2,049)
Municipal bonds	6,422	(54)	27,231	(478)	33,653	(532)
Corporate bonds	3,199	(56)	295	(5)	3,494	(61)
Mortgage-backed or related securities	316,074	(2,939)	571,989	(13,668)	888,063	(16,607)
Asset-backed securities	10,582	(24)	9,913	(96)	20,495	(120)
	$412,162	$(4,313)	$659,936	$(15,056)	$1,072,098	$(19,369)
Held-to-Maturity
U.S. Government and agency obligations	$145	$(1)	$—	$—	$145	$(1)
Municipal bonds	29,898	(274)	44,637	(2,304)	74,535	(2,578)
Corporate bonds	—	—	487	(13)	487	(13)
Mortgage-backed or related securities	10,761	(220)	30,035	(678)	40,796	(898)
	$40,804	$(495)	$75,159	$(2,995)	$115,963	$(3,490)

At September 30, 2019, there were 90 securities—available-for-sale with unrealized losses, compared to 271 at December 31, 2018.  At September 30, 2019, there were 16 securities—held-to-maturity with unrealized losses, compared to 90 at December 31, 2018.  Management does not believe that any individual unrealized loss as of September 30, 2019 or December 31, 2018 represented other-than-temporary impairment (OTTI).  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

There were no sales of securities—trading during the nine months ended September 30, 2019 or 2018. There were no securities—trading in a nonaccrual status at September 30, 2019 or December 31, 2018.  Net unrealized holding losses of $172,000 were recognized during the nine months ended September 30, 2019 compared to $3.5 million of net unrealized holdings gains recognized during the nine months ended September 30, 2018.

There were 45 sales of securities—available-for-sale during the nine months ended September 30, 2019, with a net loss of $28,000.  There were nine sales of securities—available-for-sale during the nine months ended September 30, 2018, which together with partial calls of securities resulted in a net gain of $51,000. There were no securities—available-for-sale in a nonaccrual status at September 30, 2019 or December 31, 2018.

There was no sale of securities—held-to-maturity during the nine months ended September 30, 2019 or 2018, although there were partial calls of securities that resulted in a net loss of $1,000 for the nine months ended September 30, 2019 and a net gain of $2,000 for the nine months ended September 30, 2018. There were no securities—held-to-maturity in a nonaccrual status at September 30, 2019 or December 31, 2018.

The amortized cost and estimated fair value of securities at September 30, 2019, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	September 30, 2019
	Trading		Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing in one year or less	$—	$—	$2,421	$2,423	$3,339	$3,341
Maturing after one year through five years	—	—	54,704	55,751	62,060	63,122
Maturing after five years through ten years	—	—	373,474	388,323	43,592	45,338
Maturing after ten years through twenty years	27,203	25,672	228,067	234,354	91,041	92,108
Maturing after twenty years	—	—	850,144	859,057	30,024	29,812
	$27,203	$25,672	$1,508,810	$1,539,908	$230,056	$233,721

The following table presents, as of September 30, 2019, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	September 30, 2019
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$137,911	$137,163	$141,588
Interest rate swap counterparties	21,849	21,427	22,077
Repurchase agreements	151,110	149,253	151,110
Other	2,702	2,702	2,699
Total pledged securities	$313,572	$310,545	$317,474

Note 5: LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

Loans receivable at September 30, 2019 and December 31, 2018 are summarized as follows (dollars in thousands):

	September 30, 2019		December 31, 2018
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,463,303	16.6%	$1,430,097	16.4%
Investment properties	2,150,938	24.3	2,131,059	24.5
Multifamily real estate	399,814	4.5	368,836	4.2
Commercial construction	190,532	2.2	172,410	2.0
Multifamily construction	214,878	2.4	184,630	2.1
One- to four-family construction	488,945	5.5	534,678	6.2
Land and land development:
Residential	163,829	1.9	188,508	2.2
Commercial	26,119	0.3	27,278	0.3
Commercial business	1,619,391	18.3	1,483,614	17.1
Agricultural business, including secured by farmland	390,505	4.4	404,873	4.7
One- to four-family residential	947,475	10.7	973,616	11.2
Consumer:
Consumer secured by one- to four-family	566,792	6.5	568,979	6.6
Consumer—other	212,847	2.4	216,017	2.5
Total loans	8,835,368	100.0%	8,684,595	100.0%
Less allowance for loan losses	(97,801)		(96,485)
Net loans	$8,737,567		$8,588,110

Loan amounts are net of unearned loan fees in excess of unamortized costs of $43,000 as of September 30, 2019 and $1.4 million as of December 31, 2018. Net loans include net discounts on acquired loans of $21.3 million and $25.7 million as of September 30, 2019 and December 31, 2018, respectively.

Purchased credit-impaired loans and purchased non-credit-impaired loans. Purchased loans, including loans acquired in business combinations, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired (PCI) or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The outstanding contractual unpaid principal balance of PCI loans, excluding acquisition accounting adjustments, was $19.7 million at September 30, 2019 and $22.0 million at December 31, 2018. The carrying balance of PCI loans was $12.6 million at September 30, 2019 and $14.4 million at December 31, 2018.
The following table presents the changes in the accretable yield for PCI loans for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance, beginning of period	$4,743	$6,109	$5,216	$6,520
Accretion to interest income	(423)	(2,907)	(1,372)	(4,738)
Disposals	—	—	—	58
Reclassifications from non-accretable difference	11	1,873	487	3,235
Balance, end of period	$4,331	$5,075	$4,331	$5,075

As of September 30, 2019 and December 31, 2018, the non-accretable difference between the contractually required payments and cash flows expected to be collected was $6.3 million and $7.1 million, respectively.

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

The following tables provide information on impaired loans, excluding PCI loans, with and without allowance reserves at September 30, 2019 and December 31, 2018. Recorded investment includes the unpaid principal balance or the carrying amount of loans less charge-offs and net deferred loan fees (in thousands):

	September 30, 2019
	Unpaid Principal Balance	Recorded Investment		Related Allowance
		Without Allowance (1)	With Allowance (2)
Commercial real estate:
Owner-occupied	$3,305	$2,932	$197	$18
Investment properties	3,709	2,052	694	42
Multifamily real estate	84	87	—	—
Multifamily construction	573	98	—	—
One- to four-family construction	1,719	1,719	—	—
Land and land development:
Residential	978	642	—	—
Commercial business	4,709	3,335	618	48
Agricultural business/farmland	3,179	757	2,281	132
One- to four-family residential	6,674	4,990	1,670	42
Consumer:
Consumer secured by one- to four-family	2,548	2,371	129	5
Consumer—other	413	349	56	1
	$27,891	$19,332	$5,645	$288

	December 31, 2018
	Unpaid Principal Balance	Recorded Investment		Related Allowance
		Without Allowance (1)	With Allowance (2)
Commercial real estate:
Owner-occupied	$3,193	$2,768	$200	$19
Investment properties	7,287	1,320	5,606	226
Multifamily real estate	1,901	1,427	—	—
One- to four-family construction	919	919	—	—
Land and land development:
Residential	1,134	798	—	—
Commercial	44	44	—	—
Commercial business	4,014	2,937	391	16
Agricultural business/farmland	4,863	1,751	2,561	96
One- to four-family residential	6,724	4,314	2,358	51
Consumer:
Consumer secured by one- to four-family	1,622	1,438	133	6
Consumer—other	112	49	62	2
	$31,813	$17,765	$11,311	$416

(1)
Includes loans without an allowance reserve that have been individually evaluated for impairment and that evaluation concluded that no reserve was needed, and $12.6 million and $9.0 million, respectively, of homogenous and small balance loans as of September 30, 2019 and December 31, 2018, that are collectively evaluated for impairment for which a general reserve has been established.

(2)
Loans with a specific allowance reserve have been individually evaluated for impairment using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals less costs to sell to establish realizable value.

The following tables summarize our average recorded investment and interest income recognized on impaired loans by loan class for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate:
Owner-occupied	$3,067	$—	$3,281	$3
Investment properties	2,707	10	6,808	79
Multifamily real estate	58	—	—	—
Commercial construction	439	—	—	—
One- to four-family construction	1,489	11	991	—
Land and land development:
Residential	673	—	798	—
Commercial business	3,737	9	3,210	5
Agricultural business/farmland	3,250	25	4,218	23
One- to four-family residential	6,555	49	7,667	77
Consumer:
Consumer secured by one- to four-family	2,744	6	1,841	5
Consumer—other	387	1	164	1
	$25,106	$111	$28,978	$193

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate:
Owner-occupied	$3,197	$4	$4,070	$8
Investment properties	4,406	108	8,114	237
Multifamily real estate	19	—	—	—
Commercial construction	1,006	—	—	—
One- to four-family construction	1,138	12	637	4
Land and land development:
Residential	696	—	1,059	10
Commercial business	3,767	20	3,474	17
Agricultural business/farmland	4,319	81	5,895	79
One- to four-family residential	6,484	171	8,261	237
Consumer:
Consumer secured by one- to four-family	2,645	14	1,530	10
Consumer—other	359	3	151	3
	$28,036	$413	$33,191	$605

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

The following table presents TDRs by accrual and nonaccrual status at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019			December 31, 2018
	Accrual Status	Nonaccrual Status	Total TDRs	Accrual Status	Nonaccrual Status	Total TDRs
Commercial real estate:
Owner-occupied	$—	$268	$268	$200	$78	$278
Investment properties	694	1,059	1,753	5,606	—	5,606
Commercial business	560	—	560	391	—	391
Agricultural business, including secured by farmland	2,281	—	2,281	2,561	—	2,561
One- to four-family residential	3,001	199	3,200	4,469	239	4,708
Consumer:
Consumer secured by one- to four-family	129	—	129	133	—	133
Consumer—other	56	—	56	62	—	62
	$6,721	$1,526	$8,247	$13,422	$317	$13,739

As of September 30, 2019 and December 31, 2018, the Company had commitments to advance additional funds related to TDRs up to $27,000 and none, respectively.

The following table presents new TDRs that occurred during the nine months ended September 30, 2019. No new TDRs occurred during the three months ended September 30, 2019 or the three and nine months ended September 30, 2018 (dollars in thousands):

	Nine months ended September 30, 2019
	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Recorded Investment
Commercial real estate
Investment properties	1	$1,090	$1,090
Commercial business	1	160	160
Agricultural business/farmland	1	596	596
Total	3	$1,846	$1,846

There were no TDRs which incurred a payment default within twelve months of the restructure date during the three and nine-month periods ended September 30, 2019 and 2018. A default on a TDR results in either a transfer to nonaccrual status or a partial charge-off, or both.

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

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  There were no material changes in the risk-rating or loan grading system in the nine months ended September 30, 2019.

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

Risk Rating 8: Doubtful
A credit with an extremely high probability of loss is risk rated 8.  These credits have all the same critical weaknesses that are found in a substandard loan; however, the weaknesses are elevated to the point that based upon current information, collection or liquidation in full is improbable.  While some loss on doubtful credits is expected, pending events may make the amount and timing of any loss indeterminable.  In these situations taking the loss is inappropriate until the outcome of the pending event is clear.

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

The following tables present the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristics as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
By class:	Pass (Risk Ratings 1-5)(1)	Special Mention	Substandard	Doubtful	Loss	Total Loans
Commercial real estate:
Owner-occupied	$1,430,712	$5,010	$27,581	$—	$—	$1,463,303
Investment properties	2,143,952	—	6,986	—	—	2,150,938
Multifamily real estate	399,607	—	207	—	—	399,814
Commercial construction	178,781	—	11,751	—	—	190,532
Multifamily construction	214,878	—	—	—	—	214,878
One- to four-family construction	483,968	—	4,977	—	—	488,945
Land and land development:
Residential	163,187	—	642	—	—	163,829
Commercial	26,084	—	35	—	—	26,119
Commercial business	1,564,854	9,363	45,116	58	—	1,619,391
Agricultural business, including secured by farmland	377,571	5,191	7,743	—	—	390,505
One- to four-family residential	942,696	420	4,359	—	—	947,475
Consumer:
Consumer secured by one- to four-family	563,517	—	3,275	—	—	566,792
Consumer—other	212,364	5	478	—	—	212,847
Total	$8,702,171	$19,989	$113,150	$58	$—	$8,835,368

	December 31, 2018
By class:	Pass (Risk Ratings 1-5)(1)	Special Mention	Substandard	Doubtful	Loss	Total Loans
Commercial real estate:
Owner-occupied	$1,396,721	$6,963	$26,413	$—	$—	$1,430,097
Investment properties	2,122,621	—	8,438	—	—	2,131,059
Multifamily real estate	368,262	—	574	—	—	368,836
Commercial construction	159,167	11,816	1,427	—	—	172,410
Multifamily construction	184,630	—	—	—	—	184,630
One- to four-family construction	533,759	—	919	—	—	534,678
Land and land development:
Residential	187,710	—	798	—	—	188,508
Commercial	27,200	—	78	—	—	27,278
Commercial business	1,436,733	7,661	39,133	87	—	1,483,614
Agricultural business, including secured by farmland	392,318	4,214	8,341	—	—	404,873
One- to four-family residential	969,011	499	4,106	—	—	973,616
Consumer:
Consumer secured by one- to four-family	564,001	—	4,978	—	—	568,979
Consumer—other	215,706	9	302	—	—	216,017
Total	$8,557,839	$31,162	$95,507	$87	$—	$8,684,595

(1)
The Pass category includes some performing loans that are part of homogenous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, as of September 30, 2019 and December 31, 2018, in the commercial business category, $740.6 million and $590.9 million, respectively, of credit-scored small business loans.  As loans in these pools become non-performing, they are individually risk-rated.

The following tables provide additional detail on the age analysis of the Company’s past due loans as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$1,102	$185	$2,459	$3,746	$8,241	$1,451,316	$1,463,303	$89	$3,040
Investment properties	248	—	2,052	2,300	3,272	2,145,366	2,150,938	—	2,052
Multifamily real estate	—	—	—	—	6	399,808	399,814	—	87
Commercial construction	—	—	98	98	—	190,434	190,532	—	98
Multifamily construction	—	—	—	—	—	214,878	214,878	—	—
One-to-four-family construction	—	1,355	1,719	3,074	—	485,871	488,945	1,141	578
Land and land development:
Residential	—	—	642	642	—	163,187	163,829	—	642
Commercial	—	—	—	—	—	26,119	26,119	—	—
Commercial business	2,301	1,068	2,213	5,582	407	1,613,402	1,619,391	358	3,035
Agricultural business, including secured by farmland	—	74	614	688	396	389,421	390,505	—	757
One- to four-family residential	852	673	2,454	3,979	77	943,419	947,475	652	3,007
Consumer:
Consumer secured by one- to four-family	1,433	896	1,416	3,745	112	562,935	566,792	231	2,140
Consumer—other	430	109	26	565	64	212,218	212,847	16	333
Total	$6,366	$4,360	$13,693	$24,419	$12,575	$8,798,374	$8,835,368	$2,487	$15,769

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$785	$519	$2,223	$3,527	$8,531	$1,418,039	$1,430,097	$—	$2,768
Investment properties	91	498	934	1,523	3,462	2,126,074	2,131,059	—	1,320
Multifamily real estate	317	—	—	317	138	368,381	368,836	—	—
Commercial construction	—	—	1,427	1,427	—	170,983	172,410	—	1,427
Multifamily construction	—	—	—	—	—	184,630	184,630	—	—
One-to-four-family construction	4,781	1,078	919	6,778	137	527,763	534,678	—	919
Land and land development:
Residential	450	—	798	1,248	—	187,260	188,508	—	798
Commercial	34	—	44	78	—	27,200	27,278	—	44
Commercial business	3,982	1,305	1,756	7,043	1,028	1,475,543	1,483,614	1	2,936
Agricultural business, including secured by farmland	343	1,518	1,601	3,462	493	400,918	404,873	—	1,751
One-to four-family residential	5,440	1,790	1,657	8,887	101	964,628	973,616	658	1,544
Consumer:
Consumer secured by one- to four-family	1,136	765	706	2,607	432	565,940	568,979	238	1,201
Consumer—other	911	385	9	1,305	91	214,621	216,017	9	40
Total	$18,270	$7,858	$12,074	$38,202	$14,413	$8,631,980	$8,684,595	$906	$14,748

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended September 30, 2019
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$26,730	$4,344	$23,554	$19,557	$3,691	$4,701	$8,452	$7,225	$98,254
Provision for loan losses	1,992	(61)	(1,141)	3,027	943	(175)	258	(2,843)	2,000
Recoveries	107	—	156	162	2	129	154	—	710
Charge-offs	(314)	—	—	(1,599)	(741)	(86)	(423)	—	(3,163)
Ending balance	$28,515	$4,283	$22,569	$21,147	$3,895	$4,569	$8,441	$4,382	$97,801

	For the Nine Months Ended September 30, 2019
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$27,132	$3,818	$24,442	$19,438	$3,778	$4,714	$7,972	$5,191	$96,485
Provision for loan losses	2,244	465	(2,081)	4,300	987	(461)	1,355	(809)	6,000
Recoveries	277	—	208	400	37	402	487	—	1,811
Charge-offs	(1,138)	—	—	(2,991)	(907)	(86)	(1,373)	—	(6,495)
Ending balance	$28,515	$4,283	$22,569	$21,147	$3,895	$4,569	$8,441	$4,382	$97,801

	September 30, 2019
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$60	$—	$—	$48	$132	$42	$6	$—	$288
Collectively evaluated for impairment	28,455	4,283	22,569	21,078	3,710	4,527	8,435	4,382	97,439
Purchased credit-impaired loans	—	—	—	21	53	—	—	—	74
Total allowance for loan losses	$28,515	$4,283	$22,569	$21,147	$3,895	$4,569	$8,441	$4,382	$97,801

Loan balances:
Individually evaluated for impairment	$4,246	$—	$1,220	$618	$2,282	$3,745	$241	$—	$12,352
Collectively evaluated for impairment	3,598,482	399,808	1,083,083	1,618,366	387,827	943,653	779,222	—	8,810,441
Purchased credit-impaired loans	11,513	6	—	407	396	77	176	—	12,575
Total loans	$3,614,241	$399,814	$1,084,303	$1,619,391	$390,505	$947,475	$779,639	$—	$8,835,368

	For the Three Months Ended September 30, 2018
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$24,413	$3,718	$27,034	$19,141	$3,162	$3,932	$5,725	$6,750	$93,875
Provision for loan losses	824	27	(1,996)	(1,306)	348	432	2,600	1,071	2,000
Recoveries	12	—	5	586	—	86	46	—	735
Charge-offs	(102)	—	(479)	(473)	(5)	(27)	(261)	—	(1,347)
Ending balance	$25,147	$3,745	$24,564	$17,948	$3,505	$4,423	$8,110	$7,821	$95,263

	For the Nine Months Ended September 30, 2018
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$22,824	$1,633	$27,568	$18,311	$4,053	$2,055	$3,866	$8,718	$89,028
Provision for loan losses	1,144	2,112	(2,715)	148	(248)	1,679	4,777	(897)	6,000
Recoveries	1,580	—	190	856	41	732	264	—	3,663
Charge-offs	(401)	—	(479)	(1,367)	(341)	(43)	(797)	—	(3,428)
Ending balance	$25,147	$3,745	$24,564	$17,948	$3,505	$4,423	$8,110	$7,821	$95,263

	September 30, 2018
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$297	$—	$—	$17	$71	$64	$8	$—	$457
Collectively evaluated for impairment	24,850	3,745	24,564	17,908	3,372	4,359	8,102	7,821	94,721
Purchased credit-impaired loans	—	—	—	23	62	—	—	—	85
Total allowance for loan losses	$25,147	$3,745	$24,564	$17,948	$3,505	$4,423	$8,110	$7,821	$95,263

Loan balances:
Individually evaluated for impairment	$8,769	$—	$1,669	$384	$3,298	$4,497	$201	$—	$18,818
Collectively evaluated for impairment	3,198,018	309,667	1,014,140	1,357,144	356,270	845,320	710,198	—	7,790,757
Purchased credit impaired loans	8,369	142	3,236	621	398	111	67	—	12,944
Total loans	$3,215,156	$309,809	$1,019,045	$1,358,149	$359,966	$849,928	$710,466	$—	$7,822,519

Note 6:  REAL ESTATE OWNED, NET

The following table presents the changes in REO for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance, beginning of the period	$2,513	$473	$2,611	$360
Additions from loan foreclosures	48	—	109	502
Proceeds from dispositions of REO	(2,333)	(90)	(2,483)	(385)
Gain (loss) on sale of REO	—	8	(9)	74
Valuation adjustments in the period	—	(27)	—	(187)
Balance, end of the period	$228	$364	$228	$364

REO properties are recorded at the estimated fair value of the property, less expected selling costs, establishing a new cost basis.  Subsequently, REO properties are carried at the lower of the new cost basis or updated fair market values, based on updated appraisals of the underlying properties, as received.  Valuation allowances on the carrying value of REO may be recognized based on updated appraisals or on management’s authorization to reduce the selling price of a property. The Company had $109,000 of foreclosed one- to four-family residential real estate properties held as REO at September 30, 2019 and none at December 31, 2018. The recorded investment in one- to four-family residential loans in the process of foreclosure was $2.3 million at September 30, 2019 compared with $1.2 million at December 31, 2018.

Note 7:  GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At September 30, 2019, intangible assets are comprised of goodwill, CDI, and favorable leasehold intangibles (LHI) acquired in business combinations. Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed at least annually for impairment. At December 31, 2018, the Company completed its qualitative assessment of goodwill and concluded that it is more likely than not that the fair value of Banner, the reporting unit, exceeds the carrying value.

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

The following table summarizes the changes in the Company’s goodwill and other intangibles for the nine months ended September 30, 2019 and the year ended December 31, 2018 (in thousands):

	Goodwill	CDI	LHI	Total
Balance, December 31, 2017	$242,659	$22,378	$277	$265,314
Additions through acquisitions(1)	96,495	16,368	—	112,863
Amortization	—	(6,047)	(52)	(6,099)
Balance, December 31, 2018	339,154	32,699	225	372,078
Amortization	—	(6,089)	(8)	(6,097)
Adjustments(2)	—	—	(217)	(217)
Balance, September 30, 2019	$339,154	$26,610	$—	$365,764

(1) The additions to goodwill and CDI in 2018 relate to the acquisition of Skagit.
(2) The adjustment to LHI represents a reclassification to the right of use lease asset in connection with the implementation of Lease Topic 842.

The following table presents the estimated amortization expense with respect to CDI for the periods indicated (in thousands):

Estimated Amortization
Remainder of 2019	$1,910
2020	6,875
2021	5,805
2022	4,643
2023	3,231
Thereafter	4,146
$26,610

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge, which is recognized in servicing fee income within mortgage banking operations on the consolidated statement of operations.   However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the three and nine months ended September 30, 2019 and 2018, the Company did not record any impairment charges or recoveries against mortgage servicing rights. The unpaid principal balance for loans which mortgage servicing rights have been recorded totaled $2.42 billion and $2.36 billion at September 30, 2019 and December 31, 2018, respectively.  Custodial accounts maintained in connection with this servicing totaled $2.6 million and $11.1 million at September 30, 2019 and December 31, 2018, respectively.

An analysis of our mortgage servicing rights for the three and nine months ended September 30, 2019 and 2018 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance, beginning of the period	$13,998	$14,521	$14,638	$14,738
Additions—amounts capitalized	1,167	952	2,524	2,636
Additions—through purchase	36	47	105	92
Amortization (1)	(1,404)	(999)	(3,470)	(2,945)
Balance, end of the period (2)	$13,797	$14,521	$13,797	$14,521

(1)
Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income within mortgage banking operations and any unamortized balance is fully amortized if the loan repays in full.

(2)	There was no valuation allowance as of September 30, 2019 and 2018.

Note 8:  DEPOSITS

Deposits consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Non-interest-bearing accounts	$3,885,210	$3,657,817
Interest-bearing checking	1,209,826	1,191,016
Regular savings accounts	1,863,839	1,842,581
Money market accounts	1,551,305	1,465,369
Total interest-bearing transaction and saving accounts	4,624,970	4,498,966
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	1,039,372	1,143,303
Certificates of deposit greater than $250,000	179,219	176,962
Total certificates of deposit(1)	1,218,591	1,320,265
Total deposits	$9,728,771	$9,477,048
Included in total deposits:
Public fund transaction and savings accounts	$234,608	$217,401
Public fund interest-bearing certificates	26,609	30,089
Total public deposits	$261,217	$247,490
Total brokered deposits	$299,496	$377,347

(1)	Certificates of deposit include $312,000 and $563,000 of acquisition premiums at September 30, 2019 and December 31, 2018, respectively.

At September 30, 2019 and December 31, 2018, the Company had certificates of deposit of $184.7 million and $180.5 million, respectively, that were equal to or greater than $250,000.

Scheduled maturities and weighted average interest rates of certificate accounts at September 30, 2019 are as follows (dollars in thousands):

	September 30, 2019
	Amount	Weighted Average Rate
Maturing in one year or less	$934,503	1.32%
Maturing after one year through two years	183,851	1.76
Maturing after two years through three years	74,500	1.99
Maturing after three years through four years	11,404	1.60
Maturing after four years through five years	12,015	2.29
Maturing after five years	2,318	1.15
Total certificates of deposit	$1,218,591	1.44%

Note 9:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2019 and December 31, 2018, whether or not measured at fair value in the Consolidated Statements of Financial Condition (dollars in thousands):

		September 30, 2019		December 31, 2018
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$324,456	$324,456	$272,196	$272,196
Securities—trading	3	25,672	25,672	25,896	25,896
Securities—available-for-sale	2	1,539,908	1,539,908	1,636,223	1,636,223
Securities—held-to-maturity	2	226,921	230,586	230,984	229,301
Securities—held-to-maturity	3	3,135	3,135	3,236	3,236
Loans held for sale	2	244,889	245,315	171,031	171,157
Loans receivable	3	8,835,368	8,890,803	8,684,595	8,629,450
FHLB stock	3	25,623	25,623	31,955	31,955
Bank-owned life insurance	1	179,076	179,076	177,467	177,467
Mortgage servicing rights	3	13,797	21,390	14,638	25,813
Equity securities	1	—	—	352	352
Derivatives:
Interest rate swaps	2	19,289	19,289	3,138	3,138
Interest rate lock and forward sales commitments	2	1,918	1,918	471	471
Liabilities:
Demand, interest checking and money market accounts	2	6,646,341	6,646,341	6,314,202	6,314,202
Regular savings	2	1,863,839	1,863,839	1,842,581	1,842,581
Certificates of deposit	2	1,218,591	1,215,147	1,320,265	1,298,238
FHLB advances	2	382,000	385,521	540,189	540,189
Other borrowings	2	120,014	120,014	118,995	118,995
Junior subordinated debentures	3	113,417	113,417	114,091	114,091
Derivatives:
Interest rate swaps	2	14,399	14,399	3,138	3,138
Interest rate lock and forward sales commitments	2	293	293	1,654	1,654

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (Trust Preferred Securities)	$—	$—	$25,672	$25,672
	—	—	25,672	25,672
Securities—available-for-sale
U.S. Government and agency obligations	—	109,996	—	109,996
Municipal bonds	—	108,349	—	108,349
Corporate bonds	—	3,766	—	3,766
Mortgage-backed or related securities	—	1,310,099	—	1,310,099
Asset-backed securities	—	7,698	—	7,698
	—	1,539,908	—	1,539,908

Loans held for sale	—	225,644	—	225,644

Derivatives
Interest rate swaps	—	19,289	—	19,289
Interest rate lock and forward sales commitments	—	1,918	—	1,918
	$—	$1,786,759	$25,672	$1,812,431

Liabilities:
Junior subordinated debentures, net of unamortized deferred issuance costs	$—	$—	$113,417	$113,417
Derivatives
Interest rate swaps	—	14,399	—	14,399
Interest rate lock and forward sales commitments	—	293	—	293
	$—	$14,692	$113,417	$128,109

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (Trust Preferred Securities)	$—	$—	$25,896	$25,896
	—	—	25,896	25,896
Securities—available-for-sale
U.S. Government and agency obligations	—	149,112	—	149,112
Municipal bonds	—	117,822	—	117,822
Corporate bonds	—	3,495	—	3,495
Mortgage-backed securities	—	1,343,861	—	1,343,861
Asset-backed securities	—	21,933	—	21,933
	—	1,636,223	—	1,636,223

Loans held for sale	—	164,767	—	164,767
Equity securities	—	352	—	352

Derivatives
Interest rate swaps	—	3,138	—	3,138
Interest rate lock and forward sales commitments	—	471	—	471
	$—	$1,804,951	$25,896	$1,830,847

Liabilities:
Junior subordinated debentures, net of unamortized deferred issuance costs	$—	$—	$114,091	$114,091
Derivatives
Interest rate swaps	—	3,138	—	3,138
Interest rate lock and forward sales commitments	—	1,654	—	1,654
	$—	$4,792	$114,091	$118,883

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2019 and December 31, 2018.  The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for certain of the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring and non-recurring basis at September 30, 2019 and December 31, 2018:

			Weighted Average Rate / Range
Financial Instruments	Valuation Techniques	Unobservable Inputs	September 30, 2019	December 31, 2018
Corporate bonds (TPS securities)	Discounted cash flows	Discount rate	6.09%	6.81%
Junior subordinated debentures	Discounted cash flows	Discount rate	6.09%	6.81%
Impaired loans	Collateral Valuations	Discount to appraised value	—%	0.0% to 8.50%
REO	Appraisals	Discount to appraised value	58.52%	69.20%

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

Junior subordinated debentures: Similar to the TPS securities discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner's credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of September 30, 2019, or the passage of time, will result in negative fair value adjustments. At September 30, 2019, the discount rate utilized was based on a credit spread of 400 basis points and three-month LIBOR of 209 basis points.

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
	Level 3 Fair Value Inputs		Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	TPS Securities	Borrowings— Junior Subordinated Debentures
Beginning balance	$25,741	$113,621	$25,896	$114,091
Total gains or losses recognized
Assets losses	(69)	—	(224)	—
Liabilities gains	—	(204)	—	(674)
Ending balance at September 30, 2019	$25,672	$113,417	$25,672	$113,417

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
	Level 3 Fair Value Inputs		Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	TPS Securities	Borrowings— Junior Subordinated Debentures
Beginning balance	$25,540	$112,774	$22,058	$98,707
Total gains or losses recognized
Assets gains	86	—	3,568	—
Liabilities losses	—	336	—	14,403
Ending balance at September 30, 2018	$25,626	$113,110	$25,626	$113,110

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

Items Measured at Fair Value on a Non-recurring Basis:

The following tables present financial assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$78	$78

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$2,915	$2,915
REO	—	—	2,611	2,611

The following table presents the losses resulting from non-recurring fair value adjustments for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Impaired loans	$—	$(102)	$(425)	$(431)
REO	—	(27)	—	(187)
Total loss from non-recurring measurements	$—	$(129)	$(425)	$(618)

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

As of September 30, 2019, the Company had an insignificant amount of unrecognized tax benefits for uncertain tax positions, none of which would materially affect the effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense. The Company files consolidated income tax returns in the U.S. federal jurisdiction and in the Oregon, California, Utah, Idaho and Montana state jurisdictions.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Tax credit investments	$20,954	$17,360
Unfunded commitments—tax credit investments	14,911	12,726

The following table presents other information related to the Company's tax credit investments for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Tax credits and other tax benefits recognized	$494	$364	$1,482	$1,092
Tax credit amortization expense included in provision for income taxes	405	288	1,215	863

Note 11:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings per share data for the three and nine months ended September 30, 2019 and 2018 (in thousands, except shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$39,577	$37,773	$112,623	$98,987

Basic weighted average shares outstanding	34,407,462	32,256,789	34,760,607	32,300,688
Plus unvested restricted stock	90,532	119,834	89,399	105,726
Diluted weighted shares outstanding	34,497,994	32,376,623	34,850,006	32,406,414
Earnings per common share
Basic	$1.15	$1.17	$3.24	$3.06
Diluted	$1.15	$1.17	$3.23	$3.05

Note 12:  STOCK-BASED COMPENSATION PLANS

The Company operates the following stock-based compensation plans as approved by its shareholders:

•	2012 Restricted Stock and Incentive Bonus Plan (2012 Restricted Stock Plan).

•	2014 Omnibus Incentive Plan (the 2014 Plan).

•	2018 Omnibus Incentive Plan (the 2018 Plan).

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

As of September 30, 2019, the Company had granted 269,863 shares of restricted stock from the 2012 Restricted Stock Plan (as amended and restated), of which 269,482 shares had vested and 381 shares remain unvested.

2014 Omnibus Incentive Plan

The 2014 Plan was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of September 30, 2019, 315,777 restricted stock shares and 380,834 restricted stock units have been granted under the 2014 Plan of which 283,296 restricted stock shares and 45,783 restricted stock units have vested.

2018 Omnibus Incentive Plan

The 2018 Plan was approved by shareholders on April 24, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of common stock for issuance under the 2018 Plan in connection with the exercise of awards. As of September 30, 2019, no shares or units have been granted under the 2018 Plan.

The expense associated with all restricted stock grants (including restricted stock shares and restricted stock units) was $1.6 million and $5.1 million for the three and nine month periods ended September 30, 2019 and was $1.6 million and $4.8 million for the three and nine month periods ended September 30, 2018, respectively. Unrecognized compensation expense for these awards as of September 30, 2019 was $13.5 million and will be amortized over the next 36 months.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	September 30, 2019	December 31, 2018
Commitments to extend credit	$2,928,126	$2,837,981
Standby letters of credit and financial guarantees	15,725	17,784
Commitments to originate loans	50,310	32,145
Risk participation agreement	41,039	24,091

Derivatives also included in Note 14:
Commitments to originate loans held for sale	120,488	31,728
Commitments to sell loans secured by one- to four-family residential properties	94,884	18,328
Commitments to sell securities related to mortgage banking activities	277,750	144,250

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. The type of collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company's reserve for unfunded loan commitments was $2.6 million at both September 30, 2019 and December 31, 2018.

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Company then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans required a lock extension. The cost of a lock extension at times was borne by the customer and at times by the Company. These lock extension costs have not had a material impact to our operations. The Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during the three and nine months ended September 30, 2019 or September 30, 2018. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Banks hold a security interest.  Based upon the information known to management at this time, the Company and the Banks are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at September 30, 2019.

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

As of September 30, 2019 and December 31, 2018, the notional values or contractual amounts and fair values of the Company's derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2019		December 31, 2018		September 30, 2019		December 31, 2018
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$3,671	$256	$3,973	$270	$3,671	$256	$3,973	$270

(1)	Included in Loans receivable on the Consolidated Statements of Financial Condition.

(2)	Included in Other liabilities on the Consolidated Statements of Financial Condition.

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

As of September 30, 2019 and December 31, 2018, the notional values or contractual amounts and fair values of the Company's derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2019		December 31, 2018		September 30, 2019		December 31, 2018
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$322,377	$19,033	$272,374	$2,868	$322,377	$14,143	$272,374	$2,868
Mortgage loan commitments	106,436	1,406	20,229	273	77,133	45	17,763	187
Forward sales contracts	193,884	512	18,328	198	178,750	248	144,250	1,467
	$622,697	$20,951	$310,931	$3,339	$578,260	$14,436	$434,387	$4,522

(1)
Included in Other assets on the Consolidated Statements of Financial Condition, with the exception of certain interest swaps and mortgage loan commitments (with a fair value of $608,000 at September 30, 2019 and $282,000 at December 31, 2018), which are included in Loans receivable.

(2)	Included in Other liabilities on the Consolidated Statements of Financial Condition.

Gains (losses) recognized in income on derivatives not designated in hedge relationships for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Location on Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Mortgage loan commitments	Mortgage banking operations	$(80)	$(177)	$1,020	$(13)
Forward sales contracts	Mortgage banking operations	47	325	(195)	594
		$(33)	$148	$825	$581

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at September 30, 2019 or December 31, 2018, it could have been required to settle its obligations under the agreements at the termination value. As of September 30, 2019 and December 31, 2018, the termination value of derivatives in a net liability position related to these agreements was $19.3 million and $1.3 million, respectively. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $30.4 million and $13.6 million as of September 30, 2019 and December 31, 2018, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable. In addition, some of interest rate swap derivatives between Banner Bank and the dealer counterparties are cleared through central clearing houses. These clearing houses characterize the variation margin payments as settlements of the derivative's market exposure and not as collateral. The variation margin is treated as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative liability. As of September 30, 2019 the variation margin adjustment was a negative adjustment of $4.9 million. There was no variation margin adjustment as of December 31, 2018.

The following tables present additional information related to the Company's derivative contracts, by type of financial instrument, as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$19,289	$—	$19,289	$—	$—	$19,289
	$19,289	$—	$19,289	$—	$—	$19,289

Derivative liabilities
Interest rate swaps	$19,289	$(4,890)	$14,399	$—	$(14,383)	$16
	$19,289	$(4,890)	$14,399	$—	$(14,383)	$16

	December 31, 2018
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$5,038	$(1,900)	$3,138	$—	$—	$3,138
	$5,038	$(1,900)	$3,138	$—	$—	$3,138

Derivative liabilities
Interest rate swaps	$5,038	$(1,900)	$3,138	$—	$(1,320)	$1,818
	$5,038	$(1,900)	$3,138	$—	$(1,320)	$1,818

NOTE 15: REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue:

Deposit fees and other service charges for the three and nine months ended September 30, 2019 and 2018 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Deposit service charges	$4,931	$4,501	$14,347	$13,348
Debit and credit card interchange fees	5,480	8,146	22,682	23,337
Debit and credit card expense	(1,991)	(2,166)	(6,389)	(6,069)
Merchant services income	3,659	5,347	9,860	7,747
Merchant services expense	(2,960)	(4,544)	(7,941)	(5,899)
Other service charges	1,212	971	4,436	3,071
Total deposit fees and other service charges	$10,331	$12,255	$36,995	$35,535

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

Lease Position as of September 30, 2019

The table below presents the lease right-of-use assets and lease liabilities recorded on the balance sheet at September 30, 2019 (dollars in thousands):

	Classification on the Balance Sheet	September 30, 2019
Assets
Operating right-of-use lease assets	Other assets	$58,985

Liabilities
Operating lease liabilities	Accrued expenses and other liabilities	$62,808

Weighted-average remaining lease term
Operating leases	6.4 years

Weighted-average discount rate
Operating leases	3.83%

Lease Costs

The table below presents certain information related to the lease costs for operating leases for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating lease cost (1)	$3,818	$11,650
Short-term lease cost (1)	62	284
Variable lease cost (1)	623	1,751
Less sublease income (1)	(228)	(696)
Total lease cost	$4,275	$12,989
(1) Lease expenses and sublease income are classified within occupancy and equipment expense on the Consolidated Statements of Operations.

Supplemental Cash Flow Information

Operating cash flows paid for operating lease amounts included in the measurement of lease liabilities were $3.8 million and $11.5 million for the three and nine months ended September 30, 2019, respectively. During the three and nine months ended September 30, 2019, the Company recorded $8.8 million and $72.5 million, respectively, of right-of-use lease assets in exchange for operating lease liabilities.

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years beginning with 2019 and the total of the remaining years to the operating lease liabilities recorded on the Consolidated Statements of Financial Position (in thousands):

Operating Leases
Remainder of 2019	$3,778
2020	14,936
2021	13,596
2022	10,086
2023	7,193
Thereafter	21,498
Total minimum lease payments	71,087
Less: amount of lease payments representing interest	(8,279)
Lease obligations	$62,808

As of September 30, 2019, the Company had no undiscounted lease payments under an operating lease that had not yet commenced.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington which owns two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of September 30, 2019, it had 169 branch offices and 17 loan production offices located in Washington, Oregon, California, Idaho and Utah.  Islanders Bank is a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (the FDIC).  As of September 30, 2019, we had total consolidated assets of $12.10 billion, total loans of $8.84 billion, total deposits of $9.73 billion and total shareholders’ equity of $1.53 billion.

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

Banner Corporation's successful execution of its super community bank model and strategic initiatives have delivered solid core operating results and profitability. Highlights of this success have included solid asset quality, client acquisition and account growth, which have resulted in increased non-interest-bearing deposit balances and strong revenue generation while maintaining the Company's moderate risk profile.

For the quarter ended September 30, 2019, our net income was $39.6 million, or $1.15 per diluted share, compared to net income of $37.8 million, or $1.17 per diluted share, for the quarter ended September 30, 2018. The current quarter was positively impacted by growth in residential and multifamily mortgage loan production and increased average interest-earning assets and core deposits. Compared to the same quarter a year ago, we had an increase in net interest income, reflecting the growth of the Company, both organically and through the acquisition of Skagit.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, FHLB advances, other borrowings and junior subordinated debentures. Net interest income is primarily a function of our interest rate spread which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets, interest-bearing liabilities and non-interest-bearing funding sources including non-interest-bearing deposits. Our net interest income increased $7.5 million, or 7%, to $116.6 million for the quarter ended September 30, 2019, compared to $109.1 million for the same quarter one year earlier. This increase in net interest income is a result of growth in total loans receivable and core deposits.

Our net income is also affected by the level of our non-interest income, including deposit fees and other service charges, results of mortgage banking operations, which includes gains and losses on the sale of loans and servicing fees, gains and losses on the sale of securities, as well as our non-interest expenses and provisions for loan losses and income taxes. In addition, our net income is affected by the net change in the value of certain financial instruments carried at fair value.

Our total revenues (net interest income before the provision for loan losses plus total non-interest income) for the third quarter of 2019 increased $8.0 million, or 6%, to $137.5 million, compared to $129.5 million for the same period a year earlier, largely as a result of increased net interest income.  Our total non-interest income, which is a component of total revenue and includes the net gain on sale of securities and changes in the value of financial instruments carried at fair value, was $20.9 million for the quarter ended September 30, 2019, compared to $20.4 million for the quarter ended September 30, 2018.

Our non-interest expense increased in the third quarter of 2019 compared to a year earlier largely as a result of the higher salary and employee benefits due to additional staffing related to the operations acquired from the acquisition of Skagit on November 1, 2018, normal salary and wage adjustments, and a $1.6 million expense resulting from decreasing the discount rate Banner uses to calculate its liability associated with deferred compensation plan, partially offset by a net $1.6 million deposit insurance benefit due to a $2.7 million credit for previously paid deposit insurance premiums, which came as a result of the FDIC exceeding its stated Deposit Insurance Fund Reserve Ratio. Non-interest expense was $87.3 million for the quarter ended September 30, 2019, compared to $81.6 million for the same quarter a year earlier.

Although our credit quality metrics continue to reflect our moderate risk profile, we recorded a $2.0 million provision for loan losses in the quarter ended September 30, 2019, the same amount as was recorded in the third quarter a year ago. The current quarter provision for loan losses was primarily a result of the origination of new loans, the renewal of acquired loans out of the discounted acquired loan portfolio and net charge-offs. The allowance for loan losses at September 30, 2019 was $97.8 million, representing 536% of non-performing loans. Non-performing loans were $18.3 million at September 30, 2019, compared to $15.7 million at December 31, 2018 and $15.8 million a year earlier. (See Note 5, Loans Receivable and the Allowance for Loan Losses, as well as “Asset Quality” below in this Form 10-Q.)

Banner and Banner Bank exceeded $10 billion in assets as of December 31, 2018 and, therefore, the Banks became subject to the Durbin Amendment interchange fee limitation effective July 1, 2019. Based on current debit card transaction volumes, we anticipate that the Durbin Amendment will have a $15 million annualized negative impact on pre-tax revenues commencing in July 2019.

*Non-GAAP financial measures: Net income, revenues and other earnings and expense information excluding fair value adjustments, OTTI losses or recoveries, gains or losses on the sale of securities, acquisition-related expenses, amortization of CDI, REO gain (loss) and state/municipal business and use taxes are non-GAAP financial measures.  Management has presented these and other non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations and in understanding our capital position.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
ADJUSTED REVENUE
Net interest income	$116,621	$109,078	$349,420	$313,514
Total non-interest income	20,866	20,411	61,667	62,990
Total GAAP revenue	137,487	129,489	411,087	376,504
Exclude net loss (gain) on sale of securities	2	—	29	(48)
Exclude change in valuation of financial instruments carried at fair value	69	(45)	172	(3,577)
Adjusted Revenue (non-GAAP)	$137,558	$129,444	$411,288	$372,879

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
ADJUSTED EARNINGS
Net income (GAAP)	$39,577	$37,773	$112,623	$98,987
Exclude net loss (gain) on sale of securities	2	—	29	(48)
Exclude change in valuation of financial instruments carried at fair value	69	(45)	172	(3,577)
Exclude acquisition-related expenses	676	1,005	3,125	1,005
Exclude related tax (benefit) expense	(49)	(126)	(668)	733
Total adjusted earnings (non-GAAP)	$40,275	$38,607	$115,281	$97,100
Diluted earnings per share (GAAP)	$1.15	$1.17	$3.23	$3.05
Diluted adjusted earnings per share (non-GAAP)	$1.17	$1.19	$3.31	$3.00

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
ADJUSTED EFFICIENCY RATIO
Non-interest expense (GAAP)	$87,308	$81,632	$264,038	$245,975
Exclude acquisition-related expenses	(676)	(1,005)	(3,125)	(1,005)
Exclude CDI amortization	(1,985)	(1,348)	(6,090)	(4,112)
Exclude state/municipal tax expense	(1,011)	(902)	(2,963)	(2,430)
Exclude REO loss	(126)	(433)	(263)	(553)
Adjusted non-interest expense (non-GAAP)	$83,510	$77,944	$251,597	$237,875

Net interest income (GAAP)	$116,621	$109,078	$349,420	$313,514
Non-interest income (GAAP)	20,866	20,411	61,667	62,990
Total revenue	137,487	129,489	411,087	376,504
Exclude net loss (gain) on sale of securities	2	—	29	(48)
Exclude net change in valuation of financial instruments carried at fair value	69	(45)	172	(3,577)
Adjusted revenue (non-GAAP)	$137,558	$129,444	$411,288	$372,879

Efficiency ratio (GAAP)	63.50%	63.04%	64.23%	65.33%
Adjusted efficiency ratio (non-GAAP)	60.71%	60.21%	61.17%	63.79%

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

TANGIBLE COMMON SHAREHOLDERS' EQUITY TO TANGIBLE ASSETS
	September 30, 2019	December 31, 2018	September 30, 2018
Shareholders’ equity (GAAP)	$1,530,935	$1,478,595	$1,272,198
Exclude goodwill and other intangible assets, net	365,764	372,078	261,158
Tangible common shareholders’ equity (non-GAAP)	$1,165,171	$1,106,517	$1,011,040
Total assets (GAAP)	$12,097,842	$11,871,317	$10,514,303
Exclude goodwill and other intangible assets, net	365,764	372,078	261,158
Total tangible assets (non-GAAP)	$11,732,078	$11,499,239	$10,253,145
Common shareholders’ equity to total assets (GAAP)	12.65%	12.46%	12.10%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	9.93%	9.62%	9.86%

TANGIBLE COMMON SHAREHOLDERS' EQUITY PER SHARE
Tangible common shareholders' equity (non-GAAP)	$1,165,171	$1,106,517	$1,011,040
Common shares outstanding at end of period	34,173,357	35,182,772	32,402,757
Common shareholders' equity (book value) per share (GAAP)	$44.80	$42.03	$39.26
Tangible common shareholders' equity (tangible book value) per share (non-GAAP)	$34.10	$31.45	$31.20
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

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

General:  Total assets increased $226.5 million, to $12.10 billion at September 30, 2019, from $11.87 billion at December 31, 2018. The increase was largely the result of increases in both total loans receivable and loans held for sale.

Loans and lending: Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans in a range of 90% to 95% of total deposits to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. We offer a wide range of loan products to meet the demands of our customers. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Total loans receivable increased $150.8 million during the nine months ended September 30, 2019, primarily reflecting increased commercial real estate, multifamily real estate, commercial construction, multifamily construction, and commercial business loan balances offset by seasonal and other market factors resulting in decreased agricultural, one-to-four family, residential land and land development, and one-to-four-family construction loan balances. At September 30, 2019, our loans receivable totaled $8.84 billion compared to $8.68 billion at December 31, 2018 and $7.82 billion at September 30, 2018. The growth over the year ago period includes the impact of the acquisition of Skagit during the fourth quarter of 2018 which included $631.7 million of portfolio loans.

The following table sets forth the composition of the Company's loans receivable by type of loan as of the dates indicated (dollars in thousands):

				Percentage Change
	Sep 30, 2019	Dec 31, 2018	Sep 30, 2018	Prior Yr End	Prior Year
Commercial real estate:
Owner occupied	$1,463,303	$1,430,097	$1,271,363	2.3%	15.1%
Investment properties	2,150,938	2,131,059	1,943,793	0.9	10.7
Multifamily real estate	399,814	368,836	309,809	8.4	29.1
Commercial construction	190,532	172,410	154,071	10.5	23.7
Multifamily construction	214,878	184,630	172,433	16.4	24.6
One- to four-family construction	488,945	534,678	498,549	(8.6)	(1.9)
Land and land development:
Residential	163,829	188,508	171,610	(13.1)	(4.5)
Commercial	26,119	27,278	22,382	(4.2)	16.7
Commercial business	1,619,391	1,483,614	1,358,149	9.2	19.2
Agricultural business including secured by farmland	390,505	404,873	359,966	(3.5)	8.5
One- to four-family real estate	947,475	973,616	849,928	(2.7)	11.5
Consumer:
Consumer secured by one- to four-family real estate	566,792	568,979	539,143	(0.4)	5.1
Consumer-other	212,847	216,017	171,323	(1.5)	24.2
Total loans receivable	$8,835,368	$8,684,595	$7,822,519	1.7%	12.9%

Our commercial real estate loans for both owner-occupied and investment properties totaled $3.61 billion, or 41% of our loan portfolio at September 30, 2019. In addition, multifamily residential real estate loans totaled $399.8 million and comprised 5% of our loan portfolio. Commercial real estate loans increased by $53.1 million during the first nine months of 2019 while multifamily real estate loans increased by $31.0 million. Although multifamily real estate loans remain a modest portion of our held-for-investment loan portfolio, originations and sales of multifamily real estate loans held for sale have made a significant contribution to our mortgage banking revenue.

We also originate commercial and residential construction, land and land development loans, which totaled $1.08 billion, or 12% of our loan portfolio at September 30, 2019. Residential construction, land and land development balances decreased $70.4 million, or 10%, to $652.8 million at September 30, 2019 compared to $723.2 million at December 31, 2018 and decreased $17.4 million, or 3%, compared to $670.2 million at September 30, 2018. Residential construction loan balances decreased, as the velocity of one- to four-family home sales increased during the quarter. We also originate residential construction loans for owner occupants, although construction balances for these loans are modest as the loans convert to one- to four-family real estate loans upon completion of the homes and are often sold in the secondary market. Residential construction, land and land development loans represented approximately 7% of our total loan portfolio at September 30, 2019.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  In recent years, our commercial business lending has also included participation in certain syndicated loans, including shared national credits, which totaled $181.0 million at September 30, 2019. Our commercial and agricultural business loans increased $121.4 million to $2.01 billion at September 30, 2019, compared to $1.89 billion at December 31, 2018, and increased $291.8 million, or 17%, compared to $1.72 billion at September 30, 2018. The increase in the current quarter primarily reflects growth in commercial business loans offset partially by seasonal decreases in agricultural loan balances. Commercial and agricultural business loans represented approximately 23% of our portfolio at September 30, 2019.

Our one- to four-family real estate loan originations have been relatively strong, as interest rates have declined during the current year. We are active originators of one- to four-family real estate loans in most communities where we have established offices in Washington, Oregon, California and Idaho. Most of the one- to four-family real estate loans that we originate are sold in secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. At September 30, 2019, our outstanding balance of one- to four-family real estate loans retained in our portfolio decreased $26.1 million, to $947.5 million, compared to $973.6 million at December 31, 2018, and increased $97.5 million, or 11%, compared to $849.9 million at September 30, 2018. One- to four-family real estate loans represented 11% of our loan portfolio at September 30, 2019.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers. At September 30, 2019, consumer loans, including consumer loans secured by one- to four-family residences, decreased $5.4 million to $779.6 million, compared to $785.0 million at December 31, 2018, and increased $69.2 million compared to $710.5 million at September 30, 2018.

The following table shows loan origination (excluding loans held for sale) activity for the three and nine months ended September 30, 2019 and September 30, 2018 (in thousands):

	Three Months Ended		Nine months ended
	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Commercial real estate	$114,528	$142,393	$290,085	$363,899
Multifamily real estate	29,645	2,215	58,913	9,040
Construction and land	303,151	370,484	904,869	1,062,834
Commercial business	194,606	303,472	561,652	632,368
Agricultural business	12,363	36,747	65,124	104,801
One-to four- family residential	27,734	51,459	85,733	95,810
Consumer	101,613	74,339	285,357	259,161
Total loan originations (excluding loans held for sale)	$783,640	$981,109	$2,251,733	$2,527,913

The origination table above includes loan participations and loan purchases. There were $8.6 million of loan purchases during the nine months ended September 30, 2019, compared to $1.7 million during the nine months ended September 30, 2018, all of which were one-to four-family loans.

Loans held for sale increased to $244.9 million at September 30, 2019, compared to $171.0 million at December 31, 2018, as the origination of held-for-sale loans exceeded sales of held-for-sale loans during the nine months ended September 30, 2019. Origination of loans held for sale increased to $756.3 million for the nine months ended September 30, 2019 compared to $637.7 million for the same period last year. The volume of one- to four-family residential mortgage loans sold was $450.8 million during the nine months ended September 30, 2019, compared to $382.7 million in the same period a year ago. During the nine months ended September 30, 2019, we sold $229.3 million in multifamily loans compared to $229.7 million for the same period last year. Loans held for sale were $72.9 million at September 30, 2018. Loans held for sale at September 30, 2019 included $144.9 million of multifamily loans and $100.0 million of one- to four-family loans compared to $39.2 million of multifamily loans and $33.6 million of one- to four-family loans at September 30, 2018.

The following table presents loans by geographic concentration at September 30, 2019, December 31, 2018 and September 30, 2018 (dollars in thousands):

	Sep 30, 2019		Dec 31, 2018	Sep 30, 2018	Percentage Change
	Amount	Percentage	Amount	Amount	Prior Yr End	Prior Yr Qtr
Washington	$4,313,972	48.8%	$4,324,588	$3,640,209	(0.2)%	18.5%
Oregon	1,615,192	18.3	1,636,152	1,628,703	(1.3)	(0.8)
California	1,729,208	19.5	1,596,604	1,496,817	8.3	15.5
Idaho	552,523	6.3	521,026	504,297	6.0	9.6
Utah	62,197	0.7	57,318	63,053	8.5	(1.4)
Other	562,276	6.4	548,907	489,440	2.4	14.9
Total loans receivable	$8,835,368	100.0%	$8,684,595	$7,822,519	1.7%	12.9%

Investment Securities: Our total investment in securities decreased $100.7 million to $1.80 billion at September 30, 2019 from December 31, 2018. Securities sales, paydowns and maturities during the nine-month period exceeded purchases. Purchases were primarily in mortgage-backed or related securities issued by government-sponsored entities. The average effective duration of Banner's securities portfolio was approximately 3.1 years at September 30, 2019. Net fair value adjustments to the portfolio of securities held for trading, which were included in net income, were a decrease of $172,000 in the nine months ended September 30, 2019. In addition, fair value adjustments for securities designated as available-for-sale reflected an increase of $43.3 million for the nine months ended September 30, 2019, which was included net of the associated tax expense of $10.4 million as a component of other comprehensive income and largely occurred as a result of decreased market interest rates. (See Note 4 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.)

Deposits: Deposits, customer retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes.  We compete with other financial institutions and financial intermediaries in attracting deposits and we generally attract deposits within our primary market areas. Increasing core deposits (non-interest-bearing and interest-bearing transaction and savings accounts) is a fundamental element of our business strategy. Much of the focus of our branch strategy and current marketing efforts have been directed toward attracting additional deposit customer relationships and balances.  This effort has been particularly directed towards emphasizing core deposit activity in non-interest-bearing and other transaction and savings accounts. The long-term success of our deposit gathering activities is reflected not only in the growth of core deposit balances, but also in the level of deposit fees, service charges and other payment processing revenues compared to prior periods. Our core deposits balance was also positively impacted by $696.3 million of core deposits acquired in the Skagit acquisition in the fourth quarter of 2018.

The following table sets forth the Company's deposits by type of deposit account as of the dates indicated (dollars in thousands):

				Percentage Change
	Sep 30, 2019	Dec 31, 2018	Sep 30, 2018	Prior Yr End	Prior Year Qtr
Non-interest-bearing	$3,885,210	$3,657,817	$3,469,294	6.2%	12.0%
Interest-bearing checking	1,209,826	1,191,016	1,034,678	1.6	16.9
Regular savings accounts	1,863,839	1,842,581	1,627,560	1.2	14.5
Money market accounts	1,551,305	1,465,369	1,373,618	5.9	12.9
Interest-bearing transaction & savings accounts	4,624,970	4,498,966	4,035,856	2.8	14.6
Total core deposits	8,510,180	8,156,783	7,505,150	4.3	13.4
Interest-bearing certificates	1,218,591	1,320,265	1,180,674	(7.7)	3.2
Total deposits	$9,728,771	$9,477,048	$8,685,824	2.7%	12.0%

Total deposits were $9.73 billion at September 30, 2019, compared to $9.48 billion at December 31, 2018 and $8.69 billion a year ago. The $251.7 million increase in total deposits compared to December 31, 2018 primarily reflects a $353.4 million increase in core deposits partially offset by a $77.9 million decrease in brokered deposits. Non-interest-bearing account balances increased slightly to $3.89 billion at September 30, 2019, compared to $3.66 billion at December 31, 2018, and increased 12% compared to $3.47 billion a year ago. Interest-bearing transaction and savings accounts increased 3% to $4.62 billion at September 30, 2019, compared to $4.50 billion at December 31, 2018, and increased 15% compared to $4.04 billion a year ago. Certificates of deposit decreased 8% to $1.22 billion at September 30, 2019, compared to $1.32 billion at December 31, 2018 and increased 3% compared to $1.18 billion a year ago. Brokered deposits totaled $299.5 million at September 30, 2019, compared to $377.3 million at December 31, 2018 and $325.2 million a year ago. Brokered deposits decreased during the nine months ended

September 30, 2019 in connection with investment securities maturities and sales. Core deposits represented 87% of total deposits at September 30, 2019, compared to 86% of total deposits at December 31, 2018.

The following table presents deposits by geographic concentration at September 30, 2019, December 31, 2018 and September 30, 2018 (dollars in thousands):

	Sep 30, 2019		Dec 31, 2018	Sep 30, 2018	Percentage Change
	Amount	Percentage	Amount	Amount	Prior Yr End	Prior Yr Qtr
Washington	$5,833,547	60.0%	$5,674,328	$4,849,807	2.8%	20.3%
Oregon	1,990,155	20.4	1,891,145	1,916,183	5.2	3.9
California	1,429,939	14.7	1,434,033	1,462,417	(0.3)	(2.2)
Idaho	475,130	4.9	477,542	457,417	(0.5)	3.9
Total deposits	$9,728,771	100.0%	$9,477,048	$8,685,824	2.7%	12.0%

Borrowings: FHLB advances decreased to $382.0 million at September 30, 2019 from $540.2 million at December 31, 2018 as core deposits were used to fund loan growth. Other borrowings, consisting of retail repurchase agreements primarily related to customer cash management accounts, increased $1.0 million, or 1%, to $120.0 million at September 30, 2019, compared to $119.0 million at December 31, 2018. No additional junior subordinated debentures were issued or matured during the nine months ended September 30, 2019; however, the estimated fair value of these instruments decreased by $674,000, reflecting a decrease in LIBOR. Junior subordinated debentures totaled $113.4 million at September 30, 2019 compared to $114.1 million at December 31, 2018.

Shareholders' Equity: Total shareholders' equity increased $52.3 million to $1.53 billion at September 30, 2019 compared to $1.48 billion at December 31, 2018. The increase in shareholders' equity primarily reflects $112.6 million of year-to-date net income and a $33.4 million increase in accumulated other comprehensive income primarily representing the increase in unrealized gains on securities available-for-sale, net of tax. These increases were partially offset by the accrual of $43.0 million of cash dividends to common shareholders and the repurchase of $53.9 million of common stock. During the nine months ended September 30, 2019, 27,438 shares of restricted stock were forfeited and 33,670 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants. (See Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" in this Form 10-Q.) Tangible common shareholders' equity, which excludes goodwill and other intangible assets, increased $58.7 million to $1.17 billion, or 9.93% of tangible assets at September 30, 2019, compared to $1.11 billion, or 9.62% of tangible assets at December 31, 2018.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018

For the quarter ended September 30, 2019, our net income was $39.6 million, or $1.15 per diluted share, compared to $37.8 million, or $1.17 per diluted share, for the quarter ended September 30, 2018. For the nine months ended September 30, 2019 our net income was $112.6 million, or $3.23 per diluted share, compared to net income of $99.0 million, or $3.05 per diluted share for the same period a year earlier. Our net income for the quarter and nine months ended September 30, 2019 was positively impacted by growth in interest-earning assets, due to the acquisition of Skagit as well as organic growth, partially offset by increases in both interest expense and non-interest expense including $676,000 and $3.1 million of acquisition-related expenses, respectively.

Growth in average interest-earning assets, partially offset by increased funding liabilities, and costs produced increased net interest income. This resulted in increases in revenues in the quarter and nine months ended September 30, 2019 compared to the same periods a year earlier. The results for the current quarter and nine months ended September 30, 2019 included the operations acquired in the Skagit acquisition which closed in the fourth quarter of 2018. Credit costs remained low, while non-interest expenses increased in both periods compared to a year ago, reflecting acquisition-related expenses as well as additional expenses associated with the ongoing operations acquired in the Skagit acquisition. Net income for the current year was strong, reflecting progress on our strategic priorities and initiatives.

Our adjusted earnings, which excludes net gains or losses on sales of securities, changes in the valuation of financial instruments carried at fair value, acquisition-related expenses and related tax expenses or benefits, were $40.3 million, or $1.17 per diluted share, for the quarter ended September 30, 2019, compared to $38.6 million, or $1.19 per diluted share, for the quarter ended September 30, 2018. For the nine months ended September 30, 2019, our adjusted earnings were $115.3 million, or $3.31 per diluted share, compared with $97.1 million, or $3.00 per diluted share, for the same period a year earlier.

Net Interest Income. Net interest income increased by $7.5 million, or 7%, to $116.6 million for the quarter ended September 30, 2019, compared to $109.1 million for the same quarter one year earlier, as an increase of $1.24 billion in the average balance of interest-earning assets produced strong growth for this key source of revenue. The growth in the average balance of interest-earning assets reflects organic growth as well as the Skagit acquisition. Net interest margin was enhanced by the amortization of acquisition accounting discounts on purchased loans which is accreted into loan interest income. The net interest margin of 4.25% for the quarter ended September 30, 2019 was enhanced by six basis points as a result of acquisition accounting adjustments. This compares to a net interest margin of 4.48% for the quarter ended September 30, 2018, which included 12 basis points from acquisition accounting adjustments. The decrease in net interest margin compared to a year earlier primarily reflects higher average interest-bearing liabilities balances and costs as well as lower yields on average interest-earning assets, partially offset by increases in average loan balances. The lower yields on average interest-earning assets compared to a year earlier was largely due to the impact of recent decreases to the targeted Fed Funds Rate on floating rate loan yields indexed to prime and LIBOR rates.

Net interest income before provision for loan losses for the nine months ended September 30, 2019 increased by $35.9 million, or 11%, to $349.4 million compared to $313.5 million for the same period one year earlier, as a result of a $1.28 billion increase in average interest-earning assets. The net interest margin decreased to 4.33% for the nine months ended September 30, 2019 compared to 4.41% for the same period in the prior year. The net interest margin included six basis points of accretion acquisition accounting adjustments for the nine months ended September 30, 2019 and nine basis points of accretion for the nine months ended September 30, 2018.

Interest Income. Interest income for the quarter ended September 30, 2019 was $131.4 million, compared to $117.6 million for the same quarter in the prior year, an increase of $13.8 million, or 12%.  The increase in interest income occurred as a result of increases in the average balances of both loans and investment securities. The average balance of interest-earning assets was $10.90 billion for the quarter ended September 30, 2019, compared to $9.66 billion for the same period a year earlier. The average yield on interest-earning assets was 4.79% for quarter ended September 30, 2019, compared to 4.83% for the same quarter one year earlier. The decrease in yield between periods reflects an 11 basis point decrease in the average yield on loans, partially offset by a two basis point increase in the average yield on investment securities. Average loans receivable for the quarter ended September 30, 2019 increased $1.17 billion, or 15%, to $9.01 billion, compared to $7.84 billion for the same quarter in the prior year. Interest income on loans increased by $13.2 million, or 13%, to $118.1 million for the current quarter from $104.9 million for the quarter ended September 30, 2018, reflecting the impact of the previously mentioned increases in average loans receivable.  The decrease in average loan yields reflects the impact of lower index interest rates during 2019. The acquisition accounting loan discount accretion and the related balance sheet impact added seven basis points to the current quarter loan yield, compared to 15 basis points for the same quarter one year earlier.

The combined average balance of mortgage-backed securities, other investment securities, daily interest-bearing deposits and FHLB stock (total investment securities or combined portfolio) increased to $1.89 billion for the quarter ended September 30, 2019 (excluding the effect of fair value adjustments), compared to $1.81 billion for the quarter ended September 30, 2018; and the interest and dividend income from those investments increased by $560,000 compared to the same quarter in the prior year. The average yield on the combined portfolio increased slightly to 2.81% for the quarter ended September 30, 2019, from 2.79% for the same quarter one year earlier.

Interest income for the nine months ended September 30, 2019 was $392.3 million, compared to $334.9 million for the same period in the prior year, an increase of $57.4 million, or 17%. As with quarterly results, the year-to-date results reflect a $1.28 billion, or 13%, increase in the average balance of interest-earning assets as well as a 15 basis point increase in the average yield on interest-earning assets.

Interest Expense. Interest expense for the quarter ended September 30, 2019 was $14.8 million, compared to $8.6 million for the same quarter in the prior year. The interest expense increase between periods reflects a $1.17 billion, or 13%, increase in the average balance of funding liabilities and a 20 basis point increase in the average cost of all funding liabilities.

Interest expense for the nine months ended September 30, 2019 was $42.9 million, compared to $21.4 million for the same period in the prior year. As with the quarterly results, the nine month results reflect a 1.20 billion or 13% increase in the average balance of funding liabilities and a 24 basis point increase in the average cost of all funding liabilities.

Deposit interest expense increased $4.5 million, or 82%, to $10.0 million for the quarter ended September 30, 2019, compared to $5.5 million for the same quarter in the prior year, primarily as a result of increases in both the average balance and the cost of interest-bearing deposits. Average deposit balances increased to $9.53 billion for the quarter ended September 30, 2019, from $8.60 billion for the quarter ended September 30, 2018, while the average rate paid on total deposits increased to 0.42% in the third quarter of 2019 from 0.25% for the quarter ended September 30, 2018, primarily reflecting increases in the cost of certificates of deposits as well as increases in the costs of money market and savings accounts partially offset by the increase in non-interest-bearing deposit balances. The cost of interest-bearing deposits increased by 27 basis points to 0.69% for the quarter ended September 30, 2019 compared to 0.42% in the same quarter a year earlier.

Deposit interest expense increased $14.5 million or 111%, to $27.7 million for the nine months ended September 30, 2019, compared to $13.1 million for the same period in the prior year. Average deposit balances increased to $9.39 billion for the nine months ended September 30, 2019, from $8.48 billion for the nine months ended September 30, 2018, while the average rate paid on deposits increased to 0.39% in the nine months ended September 30, 2019 from 0.21% in the nine months ended September 30, 2018. The cost of interest-bearing deposits increased by 31 basis points to 0.65% for the nine months ended September 30, 2019 compared to 0.34% in the same period a year earlier.

The increase in the cost of interest-bearing deposits between the periods was driven by market and competitive factors as a result of increases in the target Fed Funds Rate during 2018.

Average total borrowings were $738.7 million for the quarter ended September 30, 2019, compared to $501.0 million for the same quarter one year earlier and the average rate paid on total borrowings for the quarter ended September 30, 2019 increased to 2.58% from 2.42% for the same quarter one year earlier. The increase in the average total borrowings balance for the quarter ended September 30, 2019 from the same period a year earlier was primarily due to a $226.5 million increase in average FHLB advances, coupled with a 39 basis point increase in the cost of FHLB advances. Interest expense on total borrowings increased to $4.8 million for the quarter ended September 30, 2019 from $3.1 million for the quarter ended September 30, 2018.

Interest expense on total borrowings increased to $15.2 million for the nine months ended September 30, 2019 from $8.2 million for the nine months ended September 30, 2018. Average borrowings were $769.3 million for the nine months ended September 30, 2019, compared to $480.2 million for the same period a year earlier, while the average rate paid on borrowings for the nine months ended September 30, 2019 increased to 2.64% from 2.29% for the same period in 2018. The increase in the average balance was due to a $273.9 million increase in average FHLB advances, coupled with a $15.1 million increase in average other borrowings, reflecting our funding a larger portion of the balance sheet with FHLB advances.

Analysis of Net Interest Spread. The following tables present for the periods indicated our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities with additional comparative data on our operating performance (dollars in thousands):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Held for sale loans	$154,529	$1,607	4.13%	$72,249	$895	4.91%
Mortgage loans	6,872,426	89,948	5.19	6,117,299	81,130	5.26
Commercial/agricultural loans	1,809,397	23,750	5.21	1,511,077	20,545	5.39
Consumer and other loans	173,342	2,791	6.39	141,503	2,298	6.44
Total loans (1)	9,009,694	118,096	5.20	7,842,128	104,868	5.31
Mortgage-backed securities	1,358,448	9,415	2.75	1,266,862	8,915	2.79
Other securities	414,994	3,058	2.92	462,048	3,279	2.82
Interest-bearing deposits with banks	82,836	489	2.34	65,191	332	2.02
FHLB stock	29,400	378	5.10	20,345	254	4.95
Total investment securities	1,885,678	13,340	2.81	1,814,446	12,780	2.79
Total interest-earning assets	10,895,372	131,436	4.79	9,656,574	117,648	4.83
Non-interest-earning assets	1,078,621			799,083
Total assets	$11,973,993			$10,455,657
Deposits:
Interest-bearing checking accounts	$1,194,633	621	0.21	$1,006,010	270	0.11
Savings accounts	1,854,967	2,244	0.48	1,631,158	1,002	0.24
Money market accounts	1,542,264	2,944	0.76	1,381,943	1,011	0.29
Certificates of deposit	1,155,710	4,205	1.44	1,153,403	3,234	1.11
Total interest-bearing deposits	5,747,574	10,014	0.69	5,172,514	5,517	0.42
Non-interest-bearing deposits	3,786,143	—	—	3,424,587	—	—
Total deposits	9,533,717	10,014	0.42	8,597,101	5,517	0.25
Other interest-bearing liabilities:
FHLB advances	476,435	3,107	2.59	249,896	1,388	2.20
Other borrowings	122,035	82	0.27	110,868	60	0.21
Junior subordinated debentures	140,212	1,612	4.56	140,212	1,605	4.54
Total borrowings	738,682	4,801	2.58	500,976	3,053	2.42
Total funding liabilities	10,272,399	14,815	0.57	9,098,077	8,570	0.37
Other non-interest-bearing liabilities (2)	163,809			85,485
Total liabilities	10,436,208			9,183,562
Shareholders’ equity	1,537,785			1,272,095
Total liabilities and shareholders’ equity	$11,973,993			$10,455,657
Net interest income/rate spread		$116,621	4.22%		$109,078	4.46%
Net interest margin			4.25%			4.48%
Additional Key Financial Ratios:
Return on average assets			1.31%			1.43%
Return on average equity			10.21			11.78
Average equity / average assets			12.84			12.17
Average interest-earning assets / average interest-bearing liabilities			167.98			170.21
Average interest-earning assets / average funding liabilities			106.06			106.14
Non-interest income / average assets			0.69			0.77
Non-interest expense / average assets			2.89			3.10
Efficiency ratio (4)			63.50			63.04
Adjusted efficiency ratio (5)			60.71			60.21

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.

(3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

(4)	Non-interest expense divided by the total of net interest income (before provision for loan losses) and non-interest income.

(5)
Adjusted non-interest expense divided by adjusted revenue. These represent non-GAAP financial measures. See the non-GAAP reconciliation tables above under "Executive Overview—Non-GAAP Financial Measures."

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Held for sale loans	$100,273	$3,295	4.39%	$81,244	$2,871	4.72%
Mortgage loans	6,835,861	268,232	5.25	6,058,535	231,703	5.11
Commercial/agricultural loans	1,761,222	70,486	5.35	1,482,377	57,348	5.17
Consumer and other loans	178,792	8,545	6.39	141,180	6,821	6.46
Total loans (1)	8,876,148	350,558	5.28	7,763,336	298,743	5.14
Mortgage-backed securities	1,368,081	29,716	2.90	1,196,282	25,145	2.81
Other securities	449,030	9,847	2.93	466,313	9,699	2.78
Interest-bearing deposits with banks	60,655	1,118	2.46	60,532	775	1.71
FHLB stock	30,679	1,031	4.49	19,722	529	3.59
Total investment securities	1,908,445	41,712	2.92	1,742,849	36,148	2.77
Total interest-earning assets	10,784,593	392,270	4.86	9,506,185	334,891	4.71
Non-interest-earning assets	1,053,180			802,915
Total assets	$11,837,773			$10,309,100
Deposits:
Interest-bearing checking accounts	$1,175,521	1,660	0.19	$1,020,457	797	0.10
Savings accounts	1,853,671	6,283	0.45	1,627,297	2,440	0.20
Money market accounts	1,510,293	7,851	0.70	1,414,513	2,469	0.23
Certificates of deposit	1,171,363	11,886	1.36	1,073,861	7,433	0.93
Total interest-bearing deposits	5,710,848	27,680	0.65	5,136,128	13,139	0.34
Non-interest-bearing deposits	3,682,047	—	—	3,344,312	—	—
Total deposits	9,392,895	27,680	0.39	8,480,440	13,139	0.21
Other interest-bearing liabilities:
FHLB advances	508,247	9,953	2.62	234,323	3,564	2.03
Other borrowings	120,847	209	0.23	105,700	179	0.23
Junior subordinated debentures	140,212	5,008	4.78	140,212	4,495	4.29
Total borrowings	769,306	15,170	2.64	480,235	8,238	2.29
Total funding liabilities	10,162,201	42,850	0.56	8,960,675	21,377	0.32
Other non-interest-bearing liabilities (2)	155,771			75,821
Total liabilities	10,317,972			9,036,496
Shareholders’ equity	1,519,801			1,272,604
Total liabilities and shareholders’ equity	$11,837,773			$10,309,100
Net interest income/rate spread		$349,420	4.30%		$313,514	4.39%
Net interest margin			4.33%			4.41%
Additional Key Financial Ratios:
Return on average assets			1.27%			1.28%
Return on average equity			9.91			10.40
Average equity / average assets			12.84			12.34
Average interest-earning assets / average interest-bearing liabilities			166.42			169.26
Average interest-earning assets / average funding liabilities			106.12			106.09
Non-interest income / average assets			0.70			0.82
Non-interest expense / average assets			2.98			3.19
Efficiency ratio (4)			64.23			65.33
Adjusted efficiency ratio (5)			61.17			63.79

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.

(3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

(4)	Non-interest expense divided by the total of net interest income (before provision for loan losses) and non-interest income.

(5)
Adjusted non-interest expense divided by adjusted revenue. These represent non-GAAP financial measures. See the non-GAAP reconciliation tables above under "Executive Overview—Non-GAAP Financial Measures."

Provision and Allowance for Loan Losses. The provision for loan losses reflects the amount required to maintain the allowance for loan losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions. During the three months ended September 30, 2019, we recorded a provision for loans losses of $2.0 million, which is the same amount recorded during the third quarter a year ago. We continue to maintain an appropriate allowance for loan losses at September 30, 2019, reflecting growth in the related portfolio and current economic conditions.

In accordance with acquisition accounting, loans acquired from acquisitions were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan and lease losses is recorded for acquired loans at the acquisition date, although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios. The discount on acquired loans was $21.3 million at September 30, 2019 compared to $25.7 million at December 31, 2018 and $15.4 million at September 30, 2018.

Net loan charge-offs were $2.5 million for the quarter ended September 30, 2019 compared to net loan charge-offs of $612,000 for the same quarter in the prior year. For the first nine months of 2019 we recorded net charge-offs of $4.7 million compared to net recoveries of $235,000 for the same period in 2018. The allowance for loan losses was $97.8 million at September 30, 2019 compared to $96.5 million at December 31, 2018 and $95.3 million at September 30, 2018. Included in our allowance at September 30, 2019 was an unallocated portion of $4.4 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for loan losses) was 1.11% at both September 30, 2019, and December 31, 2018 as compared to 1.22% at September 30, 2018.

We believe that the allowance for loan losses as of September 30, 2019 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. We believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, although there can be no assurance that these estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.

Non-interest Income. The following table presents the key components of non-interest income for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2019	2018	Change Amount	Change Percent	2019	2018	Change Amount	Change Percent
Deposit fees and other service charges	$10,331	$12,255	$(1,924)	(15.7)%	$36,995	$35,535	$1,460	4.1%
Mortgage banking operations	6,616	5,816	800	13.8	15,967	15,324	643	4.2
Bank owned life insurance	1,076	1,726	(650)	(37.7)	3,475	3,511	(36)	(1.0)
Miscellaneous	2,914	569	2,345	412.1	5,431	4,995	436	8.7
	20,937	20,366	571	2.8	61,868	59,365	2,503	4.2
Net (loss) gain on sale of securities	(2)	—	(2)	nm	(29)	48	(77)	(160.4)
Net change in valuation of financial instruments carried at fair value	(69)	45	(114)	(253.3)	(172)	3,577	(3,749)	(104.8)
Total non-interest income	$20,866	$20,411	$455	2.2	$61,667	$62,990	$(1,323)	(2.1)

Non-interest income was $20.9 million for the quarter ended September 30, 2019, compared to $20.4 million for the same quarter in the prior year, and $61.7 million for the nine months ended September 30, 2019, compared to $63.0 million for the same period in the prior year. Our non-interest income for the quarter ended September 30, 2019 included a $69,000 net loss for fair value adjustments and a net loss of $2,000 on sales of securities. For the quarter ended September 30, 2018, fair value adjustments resulted in a net gain of $45,000. The net loss for fair value adjustments recognized for the quarter ended September 30, 2019 was due to a decrease in the value of certain securities in our held-for-trading portfolio. Our non-interest income for the nine months ended September 30, 2019 included a $172,000 net loss for fair value adjustments and a $29,000 loss on sale of securities. During the nine months ended September 30, 2018, fair value adjustments resulted in a net gain of $3.6 million and a $48,000 net gain on sale of securities. For a more detailed discussion of our fair value adjustments, please refer to Note 9 in the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.

Deposit fees and other service charges decreased by $1.9 million, or 16%, for the quarter ended September 30, 2019 reflecting the impact of Banner becoming subject to the Durbin Amendment on July 1, 2019, which reduced the amount of interchange fees which can be charged for certain debit card transactions, and increased $1.5 million, or 4%, for the nine months ended September 30, 2019, compared to the same periods a year ago reflecting growth in the number of deposit accounts resulting in increased transaction activity, including deposit accounts from the Skagit acquisition, partially offset by the previously mentioned impacts of the Durbin Amendment. Mortgage banking revenues, including gains on one- to four-family and multifamily loan sales and loan servicing fees, increased $800,000 for the quarter ended September 30, 2019 and increased $643,000 for the nine months ended September 30, 2019, compared to the same periods a year ago. Gains on multifamily loans in the current quarter resulted in income of $1.0 million for the quarter ended September 30, 2019, compared to $1.4 million the same period a year ago, and $1.5 million for the nine months ended September 30, 2019, compared to $2.3 million for the same period a year ago. Gains on one- to four-family loans in the current quarter resulted in income of $5.3 million for the quarter ended September 30, 2019, compared to $3.8 million in the same period a year ago, and $12.8 million for the nine months ended September 30, 2019, compared to $11.1 million for the same period a year ago. The higher mortgage banking revenue reflected an increase in residential mortgage held-for-sale loan production. Home purchase activity accounted for 56% of one- to four-family mortgage banking loan originations during the third quarter 2019 compared to 82% during the third quarter 2018. The increase in miscellaneous income for the quarter ended September 30, 2019 compared to the same period a year ago was a result of higher gains on the sales of Small Business Administration loans, an increase in interest rate swap income and a decline in losses related to the disposition of assets. Miscellaneous income for the nine months ended September 30, 2018 included $2.1 million of gains from the sale of our Poulsbo branch deposits and two former business locations.

Non-interest Expense.  The following table represents key elements of non-interest expense for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2018	Change Amount	Change Percent	2019	2018	Change Amount	Change Percent
Salaries and employee benefits	$59,090	$48,930	$10,160	20.8%	$169,359	$150,491	$18,868	12.5%
Less capitalized loan origination costs	(7,889)	(4,318)	(3,571)	82.7	(20,137)	(13,062)	(7,075)	54.2
Occupancy and equipment	12,566	12,385	181	1.5	39,013	35,725	3,288	9.2
Information/computer data services	5,657	4,766	891	18.7	16,256	13,711	2,545	18.6
Payment and card processing expenses	4,330	3,748	582	15.5	12,355	11,179	1,176	10.5
Professional and legal expenses	2,704	3,010	(306)	(10.2)	7,474	11,276	(3,802)	(33.7)
Advertising and marketing	2,221	1,786	435	24.4	5,815	5,758	57	1.0
Deposit insurance (benefit)/expense	(1,604)	991	(2,595)	(261.9)	1,232	3,353	(2,121)	(63.3)
State/municipal business and use taxes	1,011	902	109	12.1	2,963	2,430	533	21.9
REO operations	126	433	(307)	(70.9)	263	553	(290)	(52.4)
Amortization of core deposit intangibles	1,985	1,348	637	47.3	6,090	4,112	1,978	48.1
Miscellaneous	6,435	6,646	(211)	(3.2)	20,230	19,444	786	4.0
	86,632	80,627	6,005	7.4	260,913	244,970	15,943	6.5
Acquisition-related expenses	676	1,005	(329)		3,125	1,005	2,120
Total non-interest expense	$87,308	$81,632	$5,676	7.0%	$264,038	$245,975	$18,063	7.3%

Non-interest expenses increased by $5.7 million, to $87.3 million for the quarter ended September 30, 2019, compared to $81.6 million for the quarter ended September 30, 2018. For the nine months ended September 30, 2019, non-interest expense increased by $18.1 million, to $264.0 million compared to $246.0 million for the same period last year. The increases in both periods were primarily due to increases in salaries and employee benefits and expenses related to the operations acquired in the Skagit acquisition partially offset by increases in capitalized loan origination costs and decreases in deposit insurance expense.

Salary and employee benefits expenses increased $10.2 million to $59.1 million for the quarter ended September 30, 2019, compared to $48.9 million for the quarter ended September 30, 2018, primarily reflecting additional staffing related to the operations acquired from the acquisition of Skagit on November 1, 2018, normal salary and wage adjustments and a $1.6 million expense recognized as a result of decreasing the discount rate the Company uses to calculate its liability associated with deferred compensation plans. For similar reasons salary and employee benefits expenses increased to $169.4 million for the nine months ended September 30, 2019, compared to $150.5 million for the nine months ended September 30, 2018. Capitalized loan origination costs increased $3.6 million for the quarter ended September 30, 2019, and $7.1 million for the nine months ended September 30, 2019, compared to the same periods in the prior year, reflecting the increase in held-for-sale loan originations and loan renewals as well as higher deferred costs on a per loan basis related to the annual update of our deferred loan cost models. Occupancy and equipment expense increased $181,000, to $12.6 million for the quarter ended September 30, 2019, and increased $3.3 million, to $39.0 million for the nine months ended September 30, 2019, compared to the same periods in the prior year, reflecting the operations acquired from the Skagit acquisition. Information data services expenses increased $891,000 for the quarter ended September 30, 2019, and $2.5 million for the nine months ended September 30, 2019, compared to the same periods in the prior year, reflecting incremental costs as the Company continued to grow. Professional and legal expenses decreased $306,000 for the quarter ended September 30, 2019, and $3.8 million for the nine months ended September 30, 2019, compared to the same periods in the prior year reflecting lower consulting costs as a result of completing the build out of our risk management infrastructure. Deposit insurance expense for the three and nine months ended September 30, 2019 includes a credit of $2.7 million for previously paid deposit insurance premiums which resulted in a net deposit insurance benefit of $1.6 million for the quarter, which came as a result of the FDIC exceeding its stated Deposit Insurance Fund Reserve Ratio.

Income Taxes. For the quarter ended September 30, 2019, we recognized $8.6 million in income tax expense for an effective tax rate of 17.9%, which reflects our normal statutory tax rate reduced by a refund of state income taxes totaling $1.2 million as well as the effect of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting. Our normal, expected statutory income tax rate is 23.7%, representing a blend of the statutory federal income tax rate of 21.0% and apportioned effects of the state income tax rates. For the quarter ended September 30, 2018, we recognized $8.1 million in income tax expense for an effective tax rate of 17.6%. For the nine months ended September 30, 2019, we recognized $28.4 million in tax expense for an effective rate of 20.2%, compared to $25.5 million in income tax expense for an effective rate of 20.5% for the nine months ended September 30, 2018. For more discussion on our income taxes, please refer to Note 10 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

Asset Quality

Maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us. As a result, current asset quality metrics are at historically favorable levels and are unlikely to meaningfully improve. Our reserve levels are adequate and reflect current market conditions. In addition, our impairment analysis and charge-off actions reflect current appraisals and valuation estimates. We actively engage our borrowers to resolve problem assets and effectively manage REO as a result of foreclosures.

Non-Performing Assets:  Non-performing assets decreased to $18.6 million, or 0.15% of total assets, at September 30, 2019, from $18.9 million, or 0.16% of total assets, at December 31, 2018, and increased compared to $16.7 million, or 0.16% of total assets, at September 30, 2018. Our allowance for loan losses was $97.8 million, or 536% of non-performing loans at September 30, 2019, compared to $96.5 million, or 616% of non-performing loans at December 31, 2018 and $95.3 million, or 603% of non-performing loans at September 30, 2018.  Our level of non-performing loans and assets continues to be manageable. The primary components of the $18.6 million in non-performing assets were $15.8 million in nonaccrual loans, $2.5 million in loans more than 90 days delinquent and still accruing interest, and $343,000 in REO and other repossessed assets.

Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, restructured loans or TDRs are impaired as the Banks will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  If any restructured loan becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the restructured loan(s) would be reclassified as nonaccrual.  At September 30, 2019, we had $6.7 million of restructured loans performing under their restructured repayment terms.

Loans acquired in merger transactions with deteriorated credit quality are accounted for as purchased credit-impaired pools. Typically this would include loans that were considered non-performing or restructured as of the acquisition date. Accordingly, subsequent to acquisition, loans included in the purchased credit-impaired pools are not reported as non-performing loans based upon their individual performance status, so the categories of nonaccrual, impaired and 90 days past due and accruing do not include any purchased credit-impaired loans. Purchased credit-impaired loans were $12.6 million at September 30, 2019, compared to $14.4 million at December 31, 2018 and $12.9 million at September 30, 2018.

The following table sets forth information with respect to our non-performing assets and restructured loans at the dates indicated (dollars in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018
Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$5,092	$4,088	$3,728
Multifamily	87	—	—
Construction and land	1,318	3,188	2,095
One- to four-family	3,007	1,544	1,827
Commercial business	3,035	2,936	2,921
Agricultural business, including secured by farmland	757	1,751	1,645
Consumer	2,473	1,241	1,703
	15,769	14,748	13,919
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	89	—	428
Construction and land	1,141	—	—
One- to four-family	652	658	1,076
Commercial business	358	1	87
Consumer	247	247	296
	2,487	906	1,887
Total non-performing loans	18,256	15,654	15,806
REO, net (2)	228	2,611	364
Other repossessed assets held for sale	115	592	573
Total non-performing assets	$18,599	$18,857	$16,743

Total non-performing loans to loans before allowance for loan losses	0.21%	0.18%	0.20%
Total non-performing loans to total assets	0.15%	0.13%	0.15%
Total non-performing assets to total assets	0.15%	0.16%	0.16%

Restructured loans performing under their restructured terms (3)	$6,721	$13,422	$13,328

Loans 30-89 days past due and on accrual (4)	$11,496	$25,108	$8,688

(1)	Includes $1.5 million of nonaccrual restructured loans at September 30, 2019.

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

(3)	These loans were performing under their restructured repayment terms at the dates indicated.
(4) Includes purchased credit-impaired loans.

In addition to the non-performing loans and purchased credit-impaired loans as of September 30, 2019, we had other classified loans with an aggregate outstanding balance of $86.3 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

REO: REO was $228,000 at September 30, 2019 and compared with $2.6 million at December 31, 2018. The following table shows REO activity for the three and nine months ended September 30, 2019 and September 30, 2018 (in thousands):

	Three Months Ended		Nine months ended
	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Balance, beginning of period	$2,513	$473	$2,611	$360
Additions from loan foreclosures	48	—	109	502
Proceeds from dispositions of REO	(2,333)	(90)	(2,483)	(385)
Gain (loss) on sale of REO	—	8	(9)	74
Valuation adjustments in the period	—	(27)	—	(187)
Balance, end of period	$228	$364	$228	$364

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the nine months ended September 30, 2019 and September 30, 2018, our loan originations, including originations of loans held for sale, exceeded our loan repayments by $915.0 million and $855.9 million, respectively. There were $8.6 million of loan purchases during the nine months ended September 30, 2019 compared to loan purchases of $1.7 million during the nine months ended September 30, 2018. This activity was funded primarily by principal repayment and maturities of securities, increased core deposits and the sale of loans in 2019. During the nine months ended September 30, 2019 and September 30, 2018, we received proceeds of $710.5 million and $623.0 million, respectively, from the sale of loans. Securities purchased during the nine months ended September 30, 2019 and September 30, 2018 totaled $161.2 million and $676.9 million, respectively, and securities repayments, maturities and sales in those periods were $297.5 million and $139.8 million, respectively.

Our primary financing activity is gathering deposits. Total deposits increased by $251.7 million during the first nine months of 2019, as a $353.4 million increase in core deposits was partially offset by a $101.7 million decrease in certificate of deposits, primarily brokered deposits. Certificates of deposit are generally more vulnerable to competition and more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At September 30, 2019, certificates of deposit amounted to $1.22 billion, or 13% of our total deposits, including $934.5 million which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our certificates of deposit as they mature.

FHLB advances decreased $158.2 million to $382.0 million during the first nine months of 2019. Other borrowings increased $1.0 million to $120.0 million at September 30, 2019 from $119.0 million at December 31, 2018.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the nine months ended September 30, 2019 and 2018, we used our sources of funds primarily to fund loan commitments and purchase securities. At September 30, 2019, we had outstanding loan commitments totaling $3.16 billion, primarily relating to undisbursed loans in process and unused credit lines. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings.  We maintain credit facilities with the FHLB-Des Moines, which at September 30, 2019 provided for advances that in the aggregate would equal the lesser of 45% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $5.20 billion, and 45% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $126.1 million.  Advances under these credit facilities totaled $382.0 million at September 30, 2019. In addition, Banner Bank has been approved for participation in the Borrower-In-Custody (BIC) program by the Federal Reserve Bank of San Francisco (FRBSF).  Under this program Banner Bank had available lines of credit of approximately $1.09 billion as of September 30, 2019, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans.  We had no funds borrowed from the FRBSF at September 30, 2019 or December 31, 2018.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner Corporation is a separate legal entity from the Banks and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner Corporation's primary sources of funds consist of capital raised through dividends or capital distributions from the Banks, although there are regulatory restrictions on the ability of the Banks to pay dividends. At September 30, 2019, the Company on an unconsolidated basis had liquid assets of $40.6 million.

As noted below, Banner Corporation and its subsidiary banks continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the nine months ended September 30, 2019, total shareholders' equity increased $52.3 million, to $1.53 billion.  At September 30, 2019, tangible common shareholders’ equity, which excludes goodwill and other intangible assets, was $1.17 billion, or 9.93% of tangible assets.  See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to tangible common shareholders’ equity.  Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets.  In addition to the minimum capital ratios, both Banner Corporation and the Banks are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital of more than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At September 30, 2019, Banner Corporation and the Banks each exceeded all regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2018 Form 10-K for additional information regarding regulatory capital requirements for Banner Corporation and the Banks.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of September 30, 2019, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as "Adequately Capitalized"		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Amount
Banner Corporation—consolidated
Total capital to risk-weighted assets	$1,337,087	13.20%	$810,546	8.00%	$1,013,183	10.00%
Tier 1 capital to risk-weighted assets	1,236,687	12.21	607,910	6.00	607,910	6.00
Tier 1 leverage capital to average assets	1,236,687	10.70	462,227	4.00	n/a	n/a
Common equity tier 1 capital	1,100,687	10.86	455,932	4.50	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	1,248,269	12.56	795,040	8.00	993,800	10.00
Tier 1 capital to risk-weighted assets	1,150,328	11.58	596,280	6.00	795,040	8.00
Tier 1 leverage capital to average assets	1,150,328	10.21	450,496	4.00	563,120	5.00
Common equity tier 1 capital	1,150,328	11.58	447,210	4.50	645,970	6.50
Islanders Bank
Total capital to risk-weighted assets	36,470	18.97	15,379	8.00	19,223	10.00
Tier 1 capital to risk-weighted assets	34,066	17.72	11,534	6.00	15,379	8.00
Tier 1 leverage capital to average assets	34,066	11.68	11,662	4.00	14,577	5.00
Common equity tier 1 capital	34,066	17.72	8,651	4.50	12,495	6.50

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

The following table sets forth, as of September 30, 2019, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$26,993	5.9%	$83,459	9.2%	$(25,450)	(1.1)%
+300	28,389	6.2	82,805	9.2	51,463	2.3
+200	25,160	5.5	71,009	7.9	97,411	4.4
+100	16,619	3.7	45,666	5.1	93,055	4.2
0	—	—	—	—	—	—
-50	(11,784)	(2.6)	(32,371)	(3.6)	(89,258)	(4.0)
-100	(26,086)	(5.7)	(70,983)	(7.9)	(203,501)	(9.1)

(1)
Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.  The targeted Federal Funds Rate was between 1.75% and 2.00% at September 30, 2019.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 2019 (dollars in thousands).  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At September 30, 2019, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $3.19 billion, representing a one-year cumulative gap to total assets ratio of 26.37%.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of September 30, 2019 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$785,640	$24,391	$96,672	$17,073	$6,431	$994	$931,201
Fixed-rate mortgage loans	414,178	224,474	648,979	412,145	346,783	4,832	2,051,391
Adjustable-rate mortgage loans	1,164,271	455,640	1,227,623	620,001	129,417	—	3,596,952
Fixed-rate mortgage-backed securities	108,793	108,498	303,200	191,838	382,329	128,054	1,222,712
Adjustable-rate mortgage-backed securities	131,533	7,683	33,072	23,898	5,646	—	201,832
Fixed-rate commercial/agricultural loans	146,314	108,798	240,509	82,347	72,183	22,844	672,995
Adjustable-rate commercial/agricultural loans	958,958	31,070	78,963	44,191	21,035	—	1,134,217
Consumer and other loans	457,502	88,519	82,498	17,091	14,631	40,589	700,830
Investment securities and interest-earning deposits	119,305	11,455	48,560	63,054	74,831	86,267	403,472
Total rate sensitive assets	4,286,494	1,060,528	2,760,076	1,471,638	1,053,286	283,580	10,915,602
Interest-bearing liabilities: (2)
Regular savings	193,544	131,511	424,581	300,900	430,832	382,472	1,863,840
Interest checking accounts	95,402	49,901	177,849	147,744	269,537	469,394	1,209,827
Money market deposit accounts	156,104	103,591	342,623	251,319	373,359	324,310	1,551,306
Certificates of deposit	568,343	366,459	258,331	23,517	2,252	—	1,218,902
FHLB advances	182,000	50,000	150,000	—	—	—	382,000
Junior subordinated debentures	140,212	—	—	—	—	—	140,212
Retail repurchase agreements	120,014	—	—	—	—	—	120,014
Total rate sensitive liabilities	1,455,619	701,462	1,353,384	723,480	1,075,980	1,176,176	6,486,101
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$2,830,875	$359,066	$1,406,692	$748,158	$(22,694)	$(892,596)	$4,429,501
Cumulative excess of interest-sensitive assets	$2,830,875	$3,189,941	$4,596,633	$5,344,791	$5,322,097	$4,429,501	$4,429,501
Cumulative ratio of interest-earning assets to interest-bearing liabilities	294.48%	247.88%	230.94%	226.24%	200.23%	168.29%	168.29%
Interest sensitivity gap to total assets	23.40%	2.97%	11.63%	6.18%	(0.19)%	(7.38)%	36.61%
Ratio of cumulative gap to total assets	23.40%	26.37%	38.00%	44.18%	43.99%	36.61%	36.61%

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

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(705,000), or (5.83)% of total assets at September 30, 2019.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018” of this report on Form 10-Q.

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

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls Over Financial Reporting:  In the quarter ended September 30, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2019:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
July 1, 2019 - July 31, 2019	291	$56.85	—	1,157,637
August 1, 2019 - August 31, 2019	212,085	54.08	212,028	945,609
September 1, 2019 - September 30, 2019	188,065	55.23	187,972	757,637
Total for quarter	400,441	—	400,000	757,637

Employees surrendered 441 shares to satisfy tax withholding obligations upon the vesting of restricted stock grants during the three months ended September 30, 2019.

On March 27, 2019, the Company announced that its Board of Directors had renewed its authorization to repurchase up to 5% of the Company's common stock, or 1,757,637 of the Company's outstanding shares. Under the authorization, shares may be repurchased by the Company in open market purchases. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the quarter ended September 30, 2019, the Company repurchased 400,000 shares under the repurchase authorization, leaving 757,637 available for future repurchase.

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

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

November 1, 2019	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

November 1, 2019	/s/ Peter J. Conner
Peter J. Conner
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)