Form 10-K
period 2019-12-31
BANNER CORP
filed 2020-02-21
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________to__________
 Commission File Number 0-26584
BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1691604
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)
10 South First Avenue, Walla Walla, Washington 99362
(Address of principal executive offices and zip code)
 Registrant’s telephone number, including area code: (509) 527-3636
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	BANR	The NASDAQ Stock Market LLC
(Title of Each Class)	(Trading Symbol)	(Name of Each Exchange on Which Registered)

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

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant based on the closing sales price of the registrant’s common stock quoted on The NASDAQ Stock Market on June 30, 2019, was:
Common Stock – $1,874,285,015
 (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

 The number of shares outstanding of the registrant’s classes of common stock as of January 31, 2020:
Common Stock, $.01 par value – 35,712,347 shares
Non-voting Common Stock, $.01 par value – 39,192 shares
 Documents Incorporated by Reference
Portions of Proxy Statement for Annual Meeting of Shareholders to be held April 29, 2020 are incorporated by reference into Part III.

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

Banner Corporation (the Company) is a bank holding company incorporated in the State of Washington. We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly-owned subsidiaries, Banner Bank and Islanders Bank.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2019, its 175 branch offices located in Washington, Oregon, California and Idaho. Banner Bank also has 18 loan production offices located in Washington, Oregon, California, Idaho and Utah. Islanders Bank is also a Washington-chartered commercial bank that conducts business from three branch offices in San Juan County, Washington.  Banner Corporation is subject to regulation by the Federal Reserve.  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington DFI and the FDIC.  As of December 31, 2019, we had total consolidated assets of $12.60 billion, net loans of $9.20 billion, total deposits of $10.05 billion and total shareholders’ equity of $1.59 billion. Our voting common stock is traded on the NASDAQ Global Select Market under the ticker symbol “BANR.”

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

We continue to invest significantly in our delivery platform across the franchise with a primary emphasis on strengthening our presence in the higher growth regions of our markets including Puget Sound, greater Portland, Boise, Sacramento and Southern California. In 2019 we acquired AltaPacific, the holding company for AltaPacific Bank, which expanded the Company's presence by adding density within our existing California geographic footprint. The acquisition of AltaPacific, which closed on November 1, 2019, included six branches and approximately $425.7 million in assets, $332.4 million in loans and $313.4 million in deposits. In addition to our expansion efforts, we continue to improve the efficiency of our branch delivery channel with on-going branch consolidations and relocations and investments in streamlining the origination of new loan and deposit accounts.

In addition to bank acquisitions, relocations and consolidations, we also have focused on expanding our product offerings and invested heavily in marketing campaigns designed to significantly increase the brand awareness for Banner Bank.  These investments have been significant elements in our strategy to grow customer relationships and increase our market presence, while allowing us to better serve existing and future customers.  We believe our branch network, broad product line and heightened brand awareness have created a franchise that is well positioned for growth and to successfully execute on our super community bank model.  Our strategy is focused on delivering customers, including middle market and small businesses, business owners, their families and employees, a compelling value proposition by providing the financial sophistication and breadth of products of a regional bank while retaining the appeal, responsiveness, and superior service level of a community bank.

Banner Corporation's successful execution of its strategic initiatives and its super community bank model has delivered sustainable growth and solid profitability. We have made substantial progress on our goals to achieve and maintain the Company's moderate risk profile as well as to continue our strong earnings growth momentum. Highlights of this success have included continued strong asset quality, organic client growth, significantly increased non-interest-bearing deposit balances and strong revenue generation.

For the year ended December 31, 2019, our net income increased to $146.3 million, or $4.18 earnings per diluted share, compared to $136.5 million, or $4.15 earnings per diluted share, for the prior year. Both the current year and prior year results were positively impacted by growth in interest-earnings assets, partially offset by acquisition-related expenses of $7.5 million in 2019 and $5.6 million in 2018.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, Federal Home Loan Bank of Des Moines (FHLB) advances, other borrowings and junior subordinated debentures. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets, interest-bearing liabilities, and non-interest-bearing funding sources including non-interest-bearing deposits. Our net interest income before provision for loan losses increased 9% to $468.9 million for the year ended December 31, 2019, compared to $431.0 million for the year ended December 31, 2018. The increase in net interest income in 2019 was driven by growth in average interest-earning assets, due to the acquisitions of Skagit Bancorp, Inc. (Skagit) on November 1, 2018 and AltaPacific as well as organic growth.

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

Our total revenues (net interest income before the provision for loan losses plus non-interest income) for 2019 increased $35.9 million, or 7%, to $550.9 million, compared to $515.0 million for 2018. Our total non-interest income, which is a component of total revenue, was $81.9 million for the year ended December 31, 2019, compared to $84.0 million for the year ended December 31, 2018. The decrease in non-interest income during 2019 is the result of Banner becoming subject to the Durbin Amendment to the Dodd-Frank Act regarding limits on debit card interchange fees on July 1, 2019, which reduced interchange fee income by approximately $7 million during the second half of 2019.

Although our credit quality metrics continue to reflect our moderate risk profile, we recorded a $10.0 million provision for loan losses in the year ended December 31, 2019, primarily due to organic growth in the loan portfolio, the increase in non-performing loans, the renewal and migration of acquired loans out of the discounted loan portfolio and increased net charge-offs, compared to an $8.5 million provision recorded in 2018. Non-performing loans increased to $39.6 million at December 31, 2019, compared to $15.7 million a year earlier. Net charge-offs increased to $5.9 million for the year ended December 31, 2019, compared to net charge-offs of $1.0 million for the prior year. Our allowance for loan losses at December 31, 2019 was $100.6 million, or 1.08% of total loans outstanding and 254% of non-performing loans. (See Note 5, Loans Receivable and the Allowance for Loan Losses, of the Notes to the Consolidated Financial Statements as well as “Asset Quality” below.)

Our non-interest expense increased 5% to $357.7 million for the year ended December 31, 2019, compared to $341.4 million for the year ended December 31, 2018. The year-over-year increase in non-interest expense was largely attributable to increased salary and employee benefits as compared to a year ago largely due to inclusion of the acquired Skagit operations for a full year and the AltaPacific operations for the last two months of 2019, partially offset by increases in capitalized loan origination costs.

Recent Developments and Significant Events

Acquisition of AltaPacific Bancorp

Effective November 1, 2019, the Company acquired 100% of the outstanding common shares of AltaPacific and its wholly-owned subsidiary, AltaPacific Bank, a California State chartered bank headquartered in Santa Rosa, California, with six branches within California. On that date, AltaPacific merged with and into Banner and AltaPacific Bank merged with and into Banner Bank. Pursuant to the previously announced terms of the merger, the equity holders of AltaPacific received an aggregate of 1.6 million shares of Banner voting common stock, plus cash in lieu of fractional shares for a total consideration paid of $87.6 million. The acquisition provided $425.7 million of assets, $332.4 million of loans, and $313.4 million of deposits. See Note 3 of the Notes to the Consolidated Financial Statements for additional information.

Acquisition of Skagit Bancorp, Inc.

Effective November 1, 2018, the Company acquired 100% of the outstanding common shares of Skagit and its wholly-owned subsidiary, Skagit Bank, a Washington State chartered commercial bank headquartered in Burlington, Washington, with 11 branches serving markets along the I-5 corridor from Seattle to the Canadian border. On that date, Skagit merged with and into Banner and Skagit Bank merged with and into Banner Bank. Pursuant to the previously announced terms of the merger, the equity holders of Skagit received an aggregate of 3.1 million shares of Banner voting common stock, plus cash in lieu of fractional shares and to buy out Skagit stock options for a total consideration paid of $180.0 million. The acquisition provided $915.8 million in assets, $632.4 million in loans and $810.2 million in deposits. See Note 3 of the Notes to the Consolidated Financial Statements for additional information.
Lending Activities

General: All of our lending activities are conducted through Banner Bank, its subsidiary, Community Financial Corporation, a residential construction lender located in Portland, Oregon, and Islanders Bank. We offer a wide range of loan products to meet the demands of our customers and our loan portfolio is very diversified by product type, borrower and geographic location within our market area. We originate loans for our own loan portfolio and for sale in the secondary market. Management’s strategy has been to maintain a well-diversified portfolio with a significant percentage of assets in the loan portfolio having more frequent interest rate repricing terms or shorter maturities than traditional long-term fixed-rate mortgage loans. As part of this effort, we offer a variety of floating or adjustable interest rate products that correlate more closely with our cost of interest-bearing funds, particularly loans for commercial business and real estate, agricultural business, and construction and development purposes. However, in response to customer demand, we continue to originate fixed-rate loans, including fixed interest rate mortgage loans with terms of up to 30 years. The relative amount of fixed-rate loans and adjustable-rate loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At December 31, 2019, our net loan portfolio totaled $9.20 billion compared to $8.59 billion at December 31, 2018.

Our lending activities are primarily directed toward the origination of real estate and commercial loans. Commercial real estate loans include owner-occupied, investment properties and multifamily residential real estate. Our level of activity and investment in commercial real estate loans has been relatively stable for many years. We also originate construction, land and land development loans, a significant component of which is our residential one- to four-family construction loans. Originations of one- to four-family construction loans have increased in recent years as builders have expanded production and experienced strong sales in many of the markets we serve. Our origination of construction and development loans has been significant during recent years and balances in this portion of the portfolio have increased in recent periods but not at the same pace of originations as brisk sales of new homes have produced rapid turnover through repayments. Our commercial business lending is directed toward meeting the credit and related deposit and treasury management needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas. In recent years, our commercial business lending has also included participation in certain national syndicated loans. Reflecting the expanding economy of the western United States, demand for commercial business loans has strengthened and our production levels have increased in recent periods. Our residential mortgage loan originations have been relatively strong in recent years, as sustained periods of low interest rates have supported demand for loans to refinance existing debt as well as loans to finance home purchases. Most of the one- to four-family loans that we originate are sold in the secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers.

For additional information concerning our loan portfolio, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Financial Condition at December 31, 2019 and 2018—Loans and Lending” including Tables 4 and 5, which sets forth the composition and geographic concentration of our loan portfolio, and Tables 6 and 7, which contain information regarding the loans maturing in our portfolio.

One- to Four-Family Residential Real Estate Lending:  At both Banner Bank and Islanders Bank, we originate loans secured by first mortgages on one- to four-family residences in the markets we serve.  Through our mortgage banking activities, we sell residential loans on either a servicing-retained or servicing-released basis. In recent years, we have generally sold a significant portion of our conventional residential mortgage originations and nearly all of our government insured loans in the secondary market. At December 31, 2019, $945.6 million, or 10% of our loan portfolio, consisted of permanent loans on one- to four-family residences.

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

Our residential loans are generally underwritten and documented in accordance with the guidelines established by the Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC) and the Federal National Mortgage Association (Fannie Mae or FNMA).  Government insured loans are underwritten and documented in accordance with the guidelines established by the Department of Housing and Urban Development (HUD) and the Department of Veterans Affairs (VA).  In the loan approval process, we assess the borrower’s ability to repay the loan, the adequacy of the proposed security, the employment stability of the borrower and the creditworthiness of the borrower.  For ARM loans, our standard practice provides for underwriting based upon fully indexed interest rates and payments.  Generally, we will lend up to 95% of the lesser of the appraised value or purchase price of the property on conventional loans, although higher loan-to-value ratios are available on secondary market programs.  We require private mortgage insurance on conventional residential loans with a loan-to-value ratio at origination exceeding 80%.

Construction and Land Lending:  Historically, we have invested a significant portion of our loan portfolio in residential construction and land loans to professional home builders and developers. Our land loans are typically on improved or entitled land, versus raw land. We also make construction loans to qualified owner occupants, which upon completion of the construction phase convert to long-term amortizing one- to four-family residential loans that are eligible for sale in the secondary market. We regularly monitor our construction and land loan portfolios and the economic conditions and housing inventory in each of our markets and increase or decrease this type of lending as we observe market conditions change. Our residential construction and land and land development lending has been recently increasing in select markets and has made a meaningful contribution to our net interest income and profitability.  To a lesser extent, we also originate construction loans for commercial and multifamily real estate.  Although well diversified with respect to sub-markets, price ranges and borrowers, our construction, land and land development loans are significantly concentrated in the greater Puget Sound region of Washington State and the Portland, Oregon market area. At December 31, 2019, construction, land and land development loans totaled $1.17 billion, or 13% of total loans; 60% of the balance was comprised of one- to four-family construction and residential land and land development loans, with the remaining balance comprised of commercial and multifamily real estate construction loans and commercial land and land development loans.

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

On a more limited basis, we also make land loans to developers, builders and individuals to finance the acquisition and/or development of improved lots or unimproved land.  In making land loans, we follow more conservative underwriting policies but disbursement and monitoring procedures similar to those for construction loans.  The initial term on land loans is typically one to three years with interest only payments, payable monthly, and provisions for principal reduction as lots are sold and released from the lien of the mortgage.

Commercial and Multifamily Real Estate Lending: We originate loans secured by multifamily and commercial real estate, including loans for construction of multifamily and commercial real estate projects.  Commercial real estate loans are made for both owner-occupied and investor- owned properties.  At December 31, 2019, our loan portfolio included $2.31 billion in non-owner-occupied commercial real estate loans, $1.58 billion in owner-occupied commercial real estate loans and $473.2 million in multifamily loans which in aggregate comprised 47% of our total loans.  Multifamily and commercial real estate lending affords us an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending.  In originating multifamily and commercial real estate loans, we consider the location, marketability and overall attractiveness of the properties.  Our underwriting guidelines for multifamily and commercial real estate loans require an appraisal from a qualified independent appraiser and an economic analysis of each property with regard to the annual revenue and expenses, debt service coverage and fair value to determine the maximum loan amount.  In the approval process we assess the borrower's willingness and ability to manage the property and repay the loan and the adequacy of the collateral in relation to the loan amount. For information concerning the risks associated with commercial and multifamily real estate lending, see Item 1A., “Risk Factors—Our loan portfolio includes loans with a higher risk of loss.”

Multifamily and commercial real estate loans originated by us are both fixed- and adjustable-rate loans with intermediate terms of generally five to ten years.  A significant portion of our multifamily and commercial real estate loans are linked to various FHLB advance rates, certain prime rates, US Treasury rates, or other market rate indices.  Rates on these adjustable-rate loans generally adjust with a frequency of one to five years after an initial fixed-rate period ranging from one to ten years.  Our commercial real estate portfolio consists of loans on a variety of property types with no large concentrations by property type, location or borrower.  At December 31, 2019, the average size of our commercial real estate loans was $705,000 and the largest commercial real estate loan, in terms of an outstanding balance, in our portfolio was approximately $19.6 million.

Commercial Business Lending:  We are active in small- to medium-sized business lending and are engaged in agricultural lending primarily by providing crop production loans.  Our commercial bankers are focused on local markets and devote a great deal of effort to developing customer relationships and providing these types of borrowers with a full array of products and services delivered in a thorough and responsive manner.  Our experienced commercial bankers and senior credit staff help us meet our commitment to small business lending while also focusing on corporate lending opportunities for borrowers with credit needs generally in a $3 million to $25 million range. In addition to providing earning assets, commercial business lending has helped us increase our deposit base. In recent years, our commercial business lending has included modest participation in certain national syndicated loans, including shared national credits. We also originate smaller balance business loans principally through our retail branch network, using our Quick Step business loan program, which is closely aligned with our consumer lending operations and relies on centralized underwriting procedures. Quick Step business loans are available up to $1.0 million, business lines of credit are available up to $500,000 and owner-occupied real estate loans are available up to $1.0 million.

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

We underwrite our commercial business loans on the basis of the borrower’s cash flow and ability to service the debt from earnings rather than on the basis of the underlying collateral value.  We seek to structure these loans so that they have more than one source of repayment.  The borrower is required to provide us with sufficient information to allow us to make a prudent lending determination.  In most instances, this information consists of at least three years of financial statements and tax returns, a statement of projected cash flows, current financial information on any guarantor and information about the collateral.  Loans to closely held businesses typically require personal guarantees by the principals.  Our commercial business loan portfolio is geographically dispersed across the market areas serviced by our branch network and there are no significant concentrations by industry or product.

Our commercial business loans may be structured as term loans or as lines of credit.  Commercial business term loans are generally made to finance the purchase of fixed assets and have maturities of five years or less.  Commercial business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of one year.  Adjustable- or floating-rate loans are primarily tied to various prime rate or LIBOR indices.  At December 31, 2019, commercial business loans totaled $1.69 billion, or 18% of our total loans receivable, including $190.8 million of shared national credits.

Agricultural Lending:  Agriculture is a major industry in several of our markets.  We make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting.  Payments on agricultural loans depend, to a large degree, on the results of operations of the related farm entity.  The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile.  At December 31, 2019, agricultural business loans, including collateral secured loans to purchase farm land and equipment, totaled $370.5 million, or 4% of our loan portfolio.

Agricultural operating loans generally are made as a percentage of the borrower’s anticipated income to support budgeted operating expenses.  These loans are secured by a blanket lien on all crops, livestock, equipment, accounts and products and proceeds thereof.  In the case of crops, consideration is given to projected yields and prices from each commodity.  The interest rate is normally floating based on the prime rate or a LIBOR index plus a negotiated margin.  Because these loans are made to finance a farm's or ranch’s annual operations, they are usually written on a one-year review and renewable basis.  The renewal is dependent upon the prior year’s performance and the forthcoming year’s projections as well as the overall financial strength of the borrower.  We carefully monitor these loans and related variance reports on income and expenses compared to budget estimates.  To meet the seasonal operating needs of a farm, borrowers may qualify for single payment notes, revolving lines of credit and/or non-revolving lines of credit.

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

Among the more common risks to agricultural lending can be weather conditions and disease.  These risks may be mitigated through multi-peril crop insurance.  Commodity prices also present a risk, which may be mitigated through by the use of set price contracts.  Normally, required beginning and projected operating margins provide for reasonable reserves to offset unexpected yield and price deficiencies.  In addition to these risks, we also consider management succession, life insurance and business continuation plans when evaluating agricultural loans. For additional information concerning the risks associated with agricultural lending, see Item 1A., “Risk Factors—Our loan portfolio includes loans with a higher risk of loss.”

Consumer and Other Lending:  We originate a variety of consumer loans, including home equity lines of credit, automobile, boat and recreational vehicle loans and loans secured by deposit accounts.  While consumer lending has traditionally been a small part of our business, with loans made primarily to accommodate our existing customer base, it has received consistent emphasis in recent years.  Part of this emphasis includes a Banner Bank-owned credit card program.  Similar to other consumer loan programs, we focus this credit card program on our existing customer base to add to the depth of our customer relationships.  In addition to earning balances, credit card accounts produce non-interest revenues through interchange fees and other activity-based revenues. Our underwriting of consumer loans is focused on the borrower’s credit history and ability to repay the debt as evidenced by documented sources of income.  At December 31, 2019, we had $762.8 million, or 8% of our loan portfolio, in consumer related loans, including $551.0 million, or 6% of our loan portfolio, in consumer loans secured by one- to four-family residences. For information concerning the risks associated with consumer lending, see Item 1A., “Risk Factors—Our loan portfolio includes loans with a higher risk of loss.”

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

Loan Originations, Sales and Purchases

While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative customer demand and competition in each market we serve.  For the years ended December 31, 2019 and 2018, we originated loans, net of repayments, including our participation in syndicated loans and loans held for sale of $1.40 billion and $1.31 billion, respectively. For additional information concerning origination of portfolio loans by type, see Item 7 in this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2019 and 2018—Loans and Lending,” and Table 3 contained therein.

We sell many of our newly originated one- to four-family residential mortgage loans and multifamily loans to secondary market purchasers as part of our interest rate risk management strategy.  Originations of loans for sale increased to $1.09 billion for the year ended December 31, 2019 from $896.5 million during 2018. Originations of loans for sale included $340.0 million and $372.8 million of multifamily held for sale loan production for the years ended December 31, 2019 and December 31, 2018, respectively. Sales of loans generally are beneficial to us because these sales may generate income at the time of sale, provide funds for additional lending and other investments, increase liquidity or reduce interest rate risk.  During the year ended December 31, 2019, we sold $1.07 billion of loans held for sale compared to $781.9 million for the year ended December 31, 2018. The held for sale loans sold in 2019 and 2018 included $332.7 million and $256.5 million, respectively, of multifamily loans held for sale. We sell one- to four-family mortgage loans on both a servicing-retained and a servicing-released basis.  All loans are sold without recourse. The decision to hold or sell loans is based on asset liability management goals, strategies and policies and on market conditions.  For additional information, see “Loan Servicing.”

We periodically purchase whole loans and loan participation interests or participate in syndicates originating new loans, including shared national credits, primarily during periods of reduced loan demand in our primary market area and at times to support our Community Reinvestment Act lending activities.  Any such purchases or loan participations are generally made on terms consistent with our underwriting standards; however, the loans may be located outside of our normal lending area.  During the years ended December 31, 2019 and 2018, we purchased $9.8 million and $33.7 million, respectively, of loans and loan participation interests, principally commercial real estate loans.

Loan Servicing

We receive fees from a variety of institutional owners in return for performing the traditional services of collecting individual payments and managing portfolios of sold loans.  At December 31, 2019, we were servicing $2.85 billion of loans for others.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance.  In addition to earning fee income, we retain certain amounts in escrow for the benefit of the lender for which we incur no interest expense but are able to invest the funds into earning assets.

Mortgage Servicing Rights:  We record mortgage servicing rights (MSRs) with respect to loans we originate and sell in the secondary market on a servicing-retained basis.  The value of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income.  Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. MSRs generally are adversely affected by higher levels of current or anticipated prepayments resulting from decreasing interest rates.  MSRs are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized carrying amount. At December 31, 2019, our MSRs were carried at a value of $14.1 million, net of amortization. For additional information see Note 16, Goodwill, Other Intangible Assets and Mortgage Servicing Rights, of the Notes to the Consolidated Financial Statements.

Asset Quality

Classified Assets:  State and federal regulations require that the Banks review and classify their problem assets on a regular basis.  In addition, in connection with examinations of insured institutions, state and federal examiners have authority to identify problem assets and, if appropriate, require them to be classified.  Historically, we have not had any meaningful differences of opinion with the examiners with respect to asset classification.  Banner Bank’s Credit Policy Division reviews detailed information with respect to the composition and performance of the loan portfolios, including information on risk concentrations, delinquencies and classified assets for both Banner Bank and Islanders Bank.  The Credit Policy Division approves all recommendations for new classified loans or, in the case of smaller-balance homogeneous loans including residential real estate and consumer loans, it has approved policies governing such classifications, or changes in classifications, and develops and monitors action plans to resolve the problems associated with the assets.  The Credit Policy Division also approves recommendations for establishing the appropriate level of the allowance for loan losses.  Significant problem loans are transferred to Banner Bank’s Special Assets Department for resolution or collection activities.  The Banks’ and Banner Corporation’s Boards of Directors are given a detailed report on classified assets and asset quality at least quarterly.  For additional information regarding asset quality and non-performing loans, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2019 and 2018—Asset Quality,” and Table 12 contained therein.

Allowance for Loan Losses:   In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.  As a result, we maintain an allowance for loan losses consistent with U.S. generally accepted accounting principles (GAAP) guidelines.  We increase our allowance for loan losses by charging provisions for probable loan losses against our income.  The allowance for loan losses is maintained at a level which, in management’s judgment, is sufficient to provide for probable losses based on evaluating known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio.  In June 2016, Financial Accounting Standards Board issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, referred to as Current Expected Credit Loss, or CECL, which became effective for Banner on January 1, 2020. For additional information on CECL see Note 2, Accounting Standards Recently Issued or Adopted, of the Notes to the Consolidated Financial Statements. For additional information concerning our allowance for loan losses, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Results of Operations for the Years Ended December 31, 2019 and 2018—Provision and Allowance for Loan Losses,” and Tables 16 and 17 contained therein.

Real Estate Owned:  Real estate owned (REO) is property acquired by foreclosure or receiving a deed in lieu of foreclosure, and is recorded at the estimated fair value of the property, less expected selling costs.  Development and improvement costs relating to the property are capitalized to the extent they add value to the property.  The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are credited or charged to operations in the period in which they are realized.  The amounts we will ultimately recover from REO may differ substantially from the carrying value of the assets because of market factors beyond our control or because of changes in our strategies for recovering the investment.   For additional information on REO, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2019 and 2018—Asset Quality” and Table 12 contained therein and Note 6, Real Estate Owned, Held for Sale, Net, of the Notes to the Consolidated Financial Statements.

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

At December 31, 2019, our consolidated investment portfolio totaled $1.81 billion and consisted principally of U.S. Government agency obligations, mortgage-backed securities, municipal bonds, corporate debt obligations, and asset-backed securities.  Investment levels may be increased or decreased in order to manage balance sheet liquidity, interest rate risk, market risk and provide appropriate risk adjusted returns. Securities sales, paydowns and maturities during the year ended December 31, 2019 exceeded purchases slightly as the Company maintained the level of its securities portfolio consistent with its liquidity needs.

For detailed information on our investment securities, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2019 and 2018—Investments,” and Tables 1 and 2 contained therein.

Derivatives
The Company, through its Banner Bank subsidiary, is party to various derivative instruments that are used for asset and liability management and customer financing needs. Derivative instruments are contracts between two or more parties that have a notional amount and an underlying variable, require no net investment and allow for the net settlement of positions. The notional amount serves as the basis for the payment provision of the contract and takes the form of units, such as shares or dollars. The underlying variable represents a specified interest rate, index, or other component. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and influences the market value of the derivative contract. We obtain dealer quotations to value our interest rate swap derivative contracts.
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
Derivatives Not Designated in Hedge Relationships
Interest Rate Swaps: Banner Bank uses an interest rate swap program for commercial loan customers, in which we provide the client with a variable rate loan and enter into an interest rate swap in which the client receives a fixed rate payment in exchange for a variable rate payment. We offset our risk exposure by entering into an offsetting interest rate swap with a dealer counterparty for the same notional amount and length of term as the client interest rate swap providing the dealer counterparty with a fixed rate payment in exchange for a variable rate payment. At December 31, 2019, Banner Bank had $372.0 million in notional amounts of these customer interest rate swaps outstanding that were not designated in hedge relationships, with an equal amount of offsetting third party swaps also in place. These swaps do not qualify as designated hedges; therefore, each swap is accounted for as a free standing derivative.
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
We are exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is mitigated through the credit approval, limits, and monitoring procedures.
In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision such that if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, we could be required to settle our obligations under certain of these agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If we had breached any of these provisions at December 31,

2019 or 2018, we could have been required to settle our obligations under the agreements at the termination value. We generally post collateral against derivative liabilities in the form of government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities.
Derivative assets and liabilities are recorded at fair value on the balance sheet. Master netting agreements allow us to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable. In addition, some interest rate swap derivatives between Banner Bank and the dealer counterparties are cleared through central clearing houses. These clearing houses characterize the variation margin payments as settlements of the derivative's market exposure and not as collateral.

Derivatives Designated in Hedge Relationships

Our fixed-rate loans result in exposure to losses in value or net interest income as interest rates change. The risk management objective for hedging fixed-rate loans is to effectively convert the fixed rate received to a floating rate. Under a prior program that is now discontinued we hedged our exposure to changes in the fair value of certain fixed-rate loans through the use of interest rate swaps. As of December 31, 2019, Banner Bank was a party to $3.6 million in notional amounts of interest rate swaps designated in a hedge relationship. For a qualifying fair value hedge, changes in the value of the derivatives are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged.

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

We compete with other financial institutions and financial intermediaries in attracting deposits.  There is strong competition for transaction balances and savings deposits from commercial banks, credit unions and non-bank corporations, such as securities brokerage companies, mutual funds and other diversified companies, some of which have nationwide networks of offices.  Much of the focus of our acquisitions, branch relocations and renovation and advertising and marketing campaigns has been directed toward attracting additional deposit customer relationships and balances.  In addition, our electronic and digital banking activities including debit card and automated teller machine (ATM) programs, on-line Internet banking services and, most recently, customer remote deposit and mobile banking capabilities are all directed at providing products and services that enhance customer relationships and result in growing deposit balances as well as fee income.  Core deposits (non-interest-bearing checking and interest-bearing transaction and savings accounts) are a fundamental element of our business strategy. Core deposits were 89% of total deposits at December 31, 2019 compared to 86% a year earlier and 88% two years ago.

Deposit Accounts:  We generally attract deposits from within our primary market areas by offering a broad selection of deposit instruments, including non-interest-bearing checking accounts, interest-bearing checking accounts, money market deposit accounts, regular savings accounts, certificates of deposit, treasury management services and retirement savings plans.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of deposit accounts, we consider current market interest rates, profitability to us, matching deposit and loan products and customer preferences and concerns.  At December 31, 2019, we had $10.05 billion of deposits.  For additional information concerning our deposit accounts, see Item 7 in this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2019 and 2018—Deposit Accounts,” including Table 8 contained therein, which sets forth the balances of deposits in the various types of accounts, and Table 9, which sets forth the amount of our certificates of deposit greater than $100,000 by time remaining until maturity as of December 31, 2019.  In addition, see Note 8, Deposits of the Notes to the Consolidated Financial Statements.

Borrowings:  While deposits are the primary source of funds for our lending and investment activities and for general business purposes, we also use borrowings to supplement our supply of lendable funds, to meet deposit withdrawal requirements and to more efficiently leverage our capital position.  The FHLB serves as our primary borrowing source. The FHLB provides credit for member financial institutions such as Banner Bank and Islanders Bank.  As members, the Banks are required to own capital stock in the FHLB and are authorized to apply for advances on the security of that stock and certain of their mortgage loans and securities, provided that certain credit worthiness standards have been met.  Limitations on the amount of advances are based on the financial condition of the member institution, the adequacy of collateral pledged to secure the credit, and FHLB stock ownership requirements.  At December 31, 2019, we had $450.0 million of borrowings from the FHLB.  At that date, Banner Bank was authorized by the FHLB to borrow up to $5.31 billion under a blanket floating lien security agreement, while Islanders Bank was approved to borrow up to $132.7 million under a similar agreement.  The Federal Reserve Bank serves as an additional source of borrowing capacity.  The Federal Reserve Bank provides credit based upon acceptable loan collateral, which includes certain loan types not eligible for pledging to the FHLB.  At December 31, 2019, based upon our available unencumbered collateral, Banner Bank was eligible to borrow $1.19 billion from the Federal Reserve Bank, although at that date we had no funds borrowed under this arrangement.  Although eligible to participate, Islanders Bank has not applied for approval to borrow from the Federal Reserve Bank.  For additional information concerning our borrowings, see Item 7 in this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2019 and 2018—Borrowings,” and Table 11 contained therein, as well as Note 9, Advances from Federal Home Loan Bank of Des Moines and Note 10, Other Borrowings of the Notes to the Consolidated Financial Statements.

At December 31, 2019, Banner Bank had uncommitted federal funds line of credit agreements with other financial institutions totaling $110.0 million, while Islanders Bank had an uncommitted federal funds line of credit agreement with another financial institution totaling $5.0 million. No balances were outstanding under these agreements as of December 31, 2019. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage.

We issue retail repurchase agreements, generally due within 90 days, as an additional source of funds, primarily in connection with treasury management services provided to our larger deposit customers.  At December 31, 2019, we had issued retail repurchase agreements totaling $118.5 million. We also may borrow funds through the use of secured wholesale repurchase agreements with securities brokers; at December 31, 2019, we had no borrowings outstanding under wholesale repurchase agreements. The retail repurchase borrowings were secured by pledges of certain U.S. Government and agency notes and mortgage-backed securities with a market value of $135.5 million at December 31, 2019.

We have also issued $120.0 million of junior subordinated debentures in connection with the sale of trust preferred securities (TPS) issued from 2002 through 2007 by special purpose business trusts formed by Banner Corporation and sold in private offerings to pooled investment vehicles.  In addition, Banner has $23.5 million of junior subordinated debentures that were acquired through acquisitions, for a total of $143.5 million in debentures at December 31, 2019. The junior subordinated debentures associated with the TPS have been recorded as liabilities and are reported at fair value on our Consolidated Statements of Financial Condition. As of December 31, 2019 the fair value of the junior subordinate debentures was $119.3 million. All of the debentures issued to the trusts, measured at their fair value, less the common stock of the trusts, qualified as Tier I capital as of December 31, 2019. We invested substantially all of the proceeds from the issuance of the TPS as additional paid in capital at Banner Bank.  See Note 11, Junior Subordinated Debentures and Mandatorily Redeemable Trust Preferred Securities, of the Notes to the Consolidated Financial Statements.

Personnel

As of December 31, 2019, we had 2,198 full time equivalent employees.  Banner Corporation has no employees except for those who are also employees of Banner Bank, its subsidiaries, and Islanders Bank.  The employees are not represented by a collective bargaining unit.

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

California, Oregon, Idaho, Montana and Utah Taxation: Corporations with nexus in the states of California, Oregon, Idaho, Montana and Utah are subject to a corporate level income tax.  If a large percentage of our income were to come from these states the state income tax provision would have an increasing effect on our effective tax rate and results of operations.

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

Federal and state banking laws and regulations govern all areas of the operation of the Banks, including reserves, loans, investments, deposits, capital, issuance of securities, payment of dividends and establishment of branches.  Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice and in other circumstances.  The Federal Reserve and FDIC, as the respective primary federal regulators of Banner Corporation and each of Banner Bank and Islanders Bank, have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices. The Consumer Financial Protection Bureau (CFPB) is an independent bureau of the Federal Reserve. The CFPB is responsible for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements.

Any change in applicable laws, regulations, or regulatory policies may have a material effect on our business, operations, and prospects. We cannot predict the nature or the extent of the effects on our business and earnings that any fiscal or monetary policies or new federal or state legislation may have in the future. For additional information, see Item 1A., “Risk Factors—We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that are expected to increase our costs of operation.” We may also be affected by changes in accounting standards. See "2018 Reforms" below.

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

Under the FDIC's rules the assessment base for a bank is equal to its total average consolidated assets less average tangible capital.  As of December 31, 2019, assessment rates ranged from 3 to 30 basis points for all institutions, subject to adjustments for unsecured debt issued by the institution, unsecured debt issued by other FDIC-insured institutions, and brokered deposits held by the institution.
Under the current rules, when the reserve ratio for the prior assessment period reaches, or is greater than 2.0% and less than 2.5%, assessment rates will range from two basis points to 28 basis points and when the reserve ratio for the prior assessment period is greater than 2.5%, assessment rates will range from one basis point to 25 basis points (in each case subject to adjustments as described above for current rates).  No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

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

Banner Corporation and the Banks are subject to minimum required ratios for Common Equity Tier 1 (“CET1”) capital, Tier 1 capital, total capital and the leverage ratio and a required capital conservation buffer over the required capital ratios.

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

For purposes of determining risk-based capital, assets and certain off-balance sheet items are risk-weighted from 0% to 1,250%, depending on the risk characteristics of the asset or item. The regulations include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (up from 0%); and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

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

As of December 31, 2019, Banner Corporation and each of the Banks met the requirements to be "well capitalized" and the fully phased-in capital conservation buffer requirement.  For additional information, see Note 15, Regulatory Capital Requirements, of the Notes to the Consolidated Financial Statements.

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

The guidance provides that the strength of an institution's lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy.  As of December 31, 2019, Banner Bank's and Islanders Bank's aggregate recorded loan balances for construction, land development and land loans were 93% and 33% of total regulatory capital, respectively.  In addition, at December 31, 2019, Banner Bank's and Islanders Bank's loans on commercial real estate were 315% and 195% of total regulatory capital, respectively.

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

Federal Reserve System:  The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  Interest-bearing checking accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a bank.  At December 31, 2019, the Banks' deposits with the Federal Reserve Bank and vault cash exceeded their reserve requirements.

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

Anti-Money Laundering and Customer Identification:  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) was signed into law on October 26, 2001.  The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts, and, effective in 2018, the beneficial owners of accounts. Bank regulators are directed to consider an institution's effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications.  Banner Bank's and Islanders Bank's policies and procedures are designed to comply with the requirements of the USA Patriot Act.

Other Consumer Protection Laws and Regulations:  The CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Effective the second quarter of 2019 Banner Bank and its affiliates and subsidiaries became subject to CFPB supervisory and enforcement authority.

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

2018 Reforms

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”) was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). While the Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion.

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

The Financial Accounting Standards Board (FASB) has adopted a new accounting standard, referred to as Current Expected Credit Loss, or CECL, which became effective for Banner on January 1, 2020. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. For additional information on CECL see Note 2, Accounting Standards Recently Issued or Adopted, of the Notes to the Consolidated Financial Statements. In 2018, the federal banking regulators (the Federal Reserve, the OCC and the FDIC) adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.

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

The Dodd-Frank Act: On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act imposes various restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions, and implements certain capital regulations applicable to Banner Corporation and the Banks that are discussed above under the section entitled "Capital Requirements."

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

Stock Repurchases:  A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth.  The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve. During the year ended December 31, 2019, Banner Corporation repurchased 1.0 million shares of its common stock at an average price of $53.90 per share.

Management Personnel
Executive Officers

The following table sets forth information with respect to the executive officers of Banner Corporation and Banner Bank as of December 31, 2019:

Name	Age	Position with Banner Corporation	Position with Banner Bank
Mark J. Grescovich	55	President, Chief Executive Officer, Director	President, Chief Executive Officer, Director
Richard B. Barton	76		Executive Vice President, Chief Credit Officer
Peter J. Conner	54	Executive Vice President Chief Financial Officer Treasurer	Executive Vice President, Chief Financial Officer
James P. Garcia	60		Executive Vice President, Chief Audit Executive
Kenneth W. Johnson	57		Executive Vice President Operations
Kayleen R. Kohler	47		Executive Vice President Human Resources
Kenneth A. Larsen	50		Executive Vice President, Mortgage Banking
James P. G. McLean	55		Executive Vice President, Commercial Real Estate Lending Division
Craig Miller	68	Executive Vice President General Counsel	Executive Vice President General Counsel
Cynthia D. Purcell	62		Executive Vice President, Retail Banking and Administration
M. Kirk Quillin	57		Executive Vice President, Commercial Executive
James T. Reed, Jr.	57		Executive Vice President, Commercial Banking West
Steven W. Rust	72		Executive Vice President, Chief Information Officer
Judith A. Steiner	57		Executive Vice President Chief Risk Officer
Gary W. Wagers	59		Executive Vice President, Retail Products and Services
Keith A. Western	64		Executive Vice President, Commercial Banking South

Biographical Information

Set forth below is certain information regarding the executive officers of Banner Corporation and Banner Bank.  There are no family relationships among or between the directors or executive officers.

Mark J. Grescovich is President and Chief Executive Officer, and a director, of Banner Corporation and Banner Bank.  Mr. Grescovich joined Banner Bank in April 2010 and became Chief Executive Officer in August 2010 following an extensive banking career specializing in finance, credit administration and risk management.  Under his leadership, Banner has grown from $4.7 billion in assets in 2010 to more than $12 billion today through organic growth as well as selective acquisition.  During that time, Mr. Grescovich has guided the expansion of the Company’s footprint to over 200 locations in four states.  Prior to joining the Bank, Mr. Grescovich was the Executive Vice President and Chief Corporate Banking Officer for Akron, Ohio-based FirstMerit Corporation and FirstMerit Bank N.A., a commercial bank with $14.5 billion in assets and over 200 branch offices in three states.  He assumed the role and responsibility for FirstMerit’s commercial and regional line of business in 2007, having served since 1994 in various commercial and corporate banking positions, including that of Chief Credit Officer.  Prior to joining FirstMerit, Mr. Grescovich was a Managing Partner in corporate finance with Sequoia Financial Group, Inc. of Akron, Ohio and a commercial and corporate lending officer and credit analyst with Society National Bank of Cleveland, Ohio.  He has a Bachelor of Business Administration degree in finance from Miami University and a Master of Business Administration degree, also in finance, from The University of Akron.

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

Peter J. Conner joined Banner Bank in 2015 upon the acquisition of AmericanWest Bank (AmericanWest). Prior to joining Banner, Mr. Conner was the Chief Financial Officer for SKBHC LLC, the holding company for Starbuck Bancshares, Inc. (Starbuck), the holding company for AmericanWest, and AmericanWest from 2010 until he joined Banner Bank in 2015. Mr. Conner has 30 years of experience in executive finance positions at Wells Fargo Bank as well as regional community banks. Additionally, he spent time as a managing director for FSI Group, where he evaluated and placed equity fund investments in community banks. He earned a B.S. in Quantitative Economics from the University of California at San Diego and a Master's of Business degree from the Haas School of Business at U.C. Berkeley.

James P. Garcia is the Chief Audit Executive responsible for proactively identifying and mitigating risks as well as providing internal audit services in the areas of financial compliance, IT Governance, and operations.  He has more than 42 years of experience in the financial services industry.  Prior to joining Banner in 2017, Mr. Garcia served for 16 years at the Bank of Hawaii, most recently as Executive Vice President and Chief Audit Executive, with prior positions as Vice President and Senior Audit Manager.  Mr. Garcia also has 24 years of experience at Bank of America where he held several positions in consumer and commercial operations management and audit, including that of Audit Director.  Mr. Garcia earned his bachelor's degree in management from St. Mary's College of California and is a graduate of the School of Mortgage Banking.  He is a Certified Bank Auditor (CBA), holds a Certification in Risk Management Assurance (CRMA) and is a Certified Information Systems Auditor (CISA).

Kenneth W. Johnson has over 31 years of banking experience.  Prior to joining Skagit Bank in 2015, Mr. Johnson held various executive positions with Chemical Financial Corporation, including production oversight of commercial, mortgage, consumer and deposit generation. In addition, while at Chemical, he served nine years as Executive Vice President, Director of Bank Operations, responsible for nine business units including the branch system, information technology, corporate marketing, loan operations, deposit operations, electronic banking, facilities/purchasing, card services, and customer care centers. Prior to Chemical, he held leadership roles in retail banking and operations at Shoreline Bank and as Vice President, Zone Manager for Michigan National Bank. Mr. Johnson holds a Bachelor of Arts Degree in Business Administration from Michigan State University. He is also a graduate of Stonier Graduate School of Banking.

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

Kenneth A. Larsen joined Banner Bank in 2005 as the Real Estate Administration Manager and was promoted to Mortgage Banking Director in 2010. Mr. Larsen is responsible for Banner Bank’s mortgage banking activities from origination, administration, secondary marketing, through loan servicing. Mr. Larsen has had a 28-year career in mortgage banking, including holding positions in all facets of operations and management. A graduate of Eastern Washington University, he earned a Bachelor of Arts in Education with a degree in Social Science and earned certificates from the Pacific Coast Banking School and the School of Mortgage Banking. He is also a Certified Mortgage Banker, the highest designation recognized by the Mortgage Bankers Association. Mr. Larsen began his career at Action Mortgage/Sterling Savings, later moving to Peoples Bank of Lynden where he managed the mortgage banking operation. Mr. Larsen also served as the 90th President of the Seattle Mortgage Bankers Association. Formerly he was the Chairman of the Washington Mortgage Bankers Association and currently serves as a commissioner on the Washington State Housing Finance Commission. He was promoted to Executive Vice President in 2015.

James P.G. McLean joined Banner Bank in November 2010 and is Executive Vice President of the Commercial Real Estate Lending Division, leading teams within the Multifamily Lending Group, Commercial Real Estate Specialty Unit, Affordable Housing, Residential Construction and Income Property Divisions, as well as the loan administration functions related to this division.  Mr. McLean has 29 years of real estate finance experience at large national commercial banks as well as community banks.  This experience includes ten years in executive leadership roles and as a principal of a mid-sized regional commercial real estate development firm.  Mr. McLean earned his bachelor’s degree from the University of Washington.  His community volunteering is focused on organizations that serve local youth, including the Boy Scouts of America, Lake Washington School District and numerous coaching positions.

Craig Miller is the Executive Vice President and General Counsel for Banner Corporation and Banner Bank. He joined Banner in 2016 and is responsible for overseeing the company’s legal functions, and he serves also as Corporate Secretary and Ethics Officer for the company. Mr. Miller had previously served as senior litigation partner at Davis Wright Tremaine LLP in Seattle. Mr. Miller earned his B.A. degree from Grinnell College and his J.D. degree from the University of Southern California Law School. His community involvement includes board service with the YMCA of Greater Seattle, Childhaven (past board president), King County Sexual Assault Resource Center, and the Meany Center for the Performing Arts (past board president).

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

James T. Reed, Jr. joined Towne Bank (now Banner Bank) as a Vice President and Commercial Branch Manager in July 1995 and was named as West Region Commercial Executive, later identified as North Region Commercial Banking Executive, in July 2012. He is responsible for Commercial Banking in Western Washington, Western Oregon, the Columbia Basin, and Spokane markets as well as Treasury Management and Specialty Banking Services. Mr. Reed began his banking career with Rainier Bank, which later became Security Pacific Bank and later still West One Bank. He earned a Bachelor of Arts in Interdisciplinary Arts and Sciences from the University of Washington and earned certificates from Pacific Coast Banking School, Northwest Intermediate Banking School and Northwest Intermediate Commercial Lending School. Currently, Mr. Reed is a member of the University of Washington Bothell Advisory Board and the Association of Washington Business Board of Directors.

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

Keith A. Western is Executive Vice President, Commercial Banking South for Banner Bank, joining Banner upon the merger of AmericanWest and Banner Bank. Prior to the merger, Mr. Western was President of Northwest Banking for AmericanWest since 2011. Mr. Western has 42 years of banking experience across multiple markets including the western, eastern and mid-western United States and Canada. The bulk of Mr. Western’s career was with Bank of America (approximately 15 years) and Citibank (approximately 12 years) in a variety of assignments including asset based lending, commercial and business banking, and credit risk management.

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

A deterioration in economic conditions in the markets we serve, in particular the Puget Sound area of Washington State, the Portland, Oregon metropolitan area, Spokane, Washington, Boise, Idaho, Eugene and southwest Oregon, San Diego and Sacramento, California and the agricultural regions of the Columbia Basin, could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

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

A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loans are more geographically diverse. Many of the loans in our portfolio are secured by real estate. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower's ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters such as earthquakes, flooding and tornadoes. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

Adverse changes in the regional and general economy could reduce our growth rate, impair our ability to collect loans and generally have a negative effect on our financial condition and results of operations.

Our loan portfolio includes loans with a higher risk of loss.

In addition to first-lien one- to four -family residential real estate lending, we originate construction and land loans, commercial and multifamily mortgage loans, commercial business loans, agricultural mortgage loans and agricultural loans, and consumer loans, primarily within our market areas.  We had $8.36 billion outstanding in these types of higher risk loans at December 31, 2019, compared to $7.71 billion at December 31, 2018.  These loans typically present different risks to us for a number of reasons, including those discussed below:

•
Construction and Land Loans. At December 31, 2019, construction and land loans were $1.17 billion, or 13% of our total loan portfolio.  This type of lending is subject to the inherent difficulties in estimating both a property’s value at completion of a project and the estimated cost (including interest) of the project.  Because of the uncertainties inherent in estimating construction costs, as well as the market value of a completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project's loan-to-value ratio. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to ensure completion of the project. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Disagreements between borrowers and builders and the failure of builders to pay subcontractors may also jeopardize projects.  This type of lending also typically involves higher loan principal amounts and may be concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of the builders we deal with have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. In addition, during the term of some of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchaser's borrowing costs, thereby possibly reducing the homeowner's ability to finance the home upon completion or the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of managing our problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences.  Loans on land under development or held for future construction also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  These risks can be significantly impacted by supply and demand.  As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to independently repay principal and interest.

Construction loans made by us include those with a sales contract or permanent loan in place for the finished homes and those for which purchasers for the finished homes may not be identified either during or following the construction period, known as speculative construction loans. Speculative construction loans to a builder pose a greater potential risk to us than construction loans to individuals on their personal residences.  We attempt to mitigate this risk by actively monitoring the number of unsold homes in our construction loan portfolio and local housing markets to attempt to maintain an appropriate balance between home sales and new loan originations.  In addition, the maximum number of speculative construction loans (loans that are not pre-sold) approved for each builder is based on a combination of factors, including the financial capacity of the builder, the market demand for the finished product and the ratio of sold to unsold inventory the builder maintains.  We have also attempted to diversify the risk associated with speculative construction lending by doing business with a large number of small and mid-sized builders spread over a relatively large geographic region representing numerous sub-markets within our service area.

As a result of the increasing real estate values in certain of our market areas, this category of lending has increased. Our investment in construction and land loans increased by $62.1 million or 6% in 2019. At December 31, 2019, construction and land loans that were non-performing were $2.2 million, or 6% of our total non-performing loans.

•
Commercial and Multifamily Real Estate Loans. At December 31, 2019, commercial and multifamily real estate loans were $4.36 billion, or 47% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Repayment of these loans is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. If we foreclose on a commercial or multifamily real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential loans because there are fewer potential purchasers of the collateral. At December 31, 2019, commercial and multifamily real estate loans that were non-performing were $6.1 million, or 15% of our total non-performing loans.

•
Commercial Business Loans.  At December 31, 2019, commercial business loans were $1.69 billion, or 18% of our total loan portfolio. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  A borrower's cash flow may prove to be unpredictable, and collateral securing these loans may fluctuate in value.  Most often, this collateral includes accounts receivable, inventory, equipment or real estate.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business.  At December 31, 2019, commercial business loans that were non-performing were $23.4 million, or 59% of our total non-performing loans.

•
Agricultural Loans.  At December 31, 2019, agricultural loans were $370.5 million, or 4% of our total loan portfolio.  Agricultural lending involves a greater degree of risk and typically involves higher principal amounts than other types of loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers.  These factors include adverse weather conditions that prevent the planting of a crops or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies, tariffs and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower's ability to repay the loan may be impaired. Consequently, agricultural loans may involve a greater degree of risk than other types of loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment (some of which is highly specialized with a limited or no market for resale), or assets such as livestock or crops. In such cases, any repossessed collateral for a defaulted agricultural operating loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation or because the assessed value of the collateral exceeds the eventual realization value. At December 31, 2019, there were $661,000 of agricultural loans that were non-performing, or 2% of total non-performing loans.

•
Consumer Loans.  At December 31, 2019, consumer loans were $762.8 million, or 8% of our total loan portfolio.  Our consumer loans often entail greater risk than first-lien residential mortgage loans. Home equity lines of credit generally entail greater risk than do one- to four-family residential mortgage loans where we are in the first lien position. For those home equity lines secured by a second mortgage, it is less likely that we will be successful in recovering all of our loan proceeds in the event of default. Our foreclosure on these loans requires that the value of the property be sufficient to cover the repayment of the first mortgage loan, as well as the costs associated with foreclosure. In the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on these consumer loans.  Loans that we purchased, or indirectly originated, may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as us, and a borrower may be able to assert against the assignee claims and defenses that it has against the seller of the underlying collateral. At December 31, 2019, consumer loans that were non-performing were $2.9 million, or 7% of our total non-performing loans.

Our business may be adversely affected by credit risk associated with residential property and declining property values.

At December 31, 2019, first-lien one- to four-family real estate loans were $945.6 million or 10% of our total loan portfolio. Our first-lien one- to four-family real estate loans are primarily made based on the repayment ability of the borrower and the collateral securing these loans. Foreclosure on the loans requires that the value of the property be sufficient to cover the repayment of the loan, as well as the costs associated with foreclosure.

This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A downturn in the economy or the housing market in our market areas or a rapid increase in interest rates may reduce the value of the real estate collateral securing these types of loans and increase the risk that we would incur losses if borrowers default on their loans. Residential loans with high combined loan-to-value generally will be more sensistive to declining properly values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which will in turn adversely affect our financial condition and results of operations.

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

The FASB has adopted a new accounting standard referred to as Current Expected Credit Loss (CECL) which will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses only when they have been incurred and are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. This accounting pronouncement became applicable to us on January 1, 2020. We will recognize a onetime cumulative-effect adjustment to the allowance for loan losses as of the date of adoption. We currently estimate that the adoption of this ASU will result in a combined increase to our allowance for credit losses and reserve for unfunded loan commitments of 10% to 20%. For additional information on CECL and the estimated impact of the one-time cumulative-effect adjustment see Note 2, Accounting Standards Recently Issued or Adopted, of the Notes to the Consolidated Financial Statements. The federal banking regulators, including the Federal Reserve and the FDIC, have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.

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

As part of our general growth strategy, we have recently expanded our business through acquisitions. During the fourth quarter of 2019, we acquired AltaPacific, and expect system integration to be completed in the first quarter of 2020. Although our business strategy emphasizes organic expansion, we continue, from time to time in the ordinary course of business, to engage in preliminary discussions with potential acquisition targets. There can be no assurance that, in the future, we will successfully identify suitable acquisition candidates, complete acquisitions and successfully integrate acquired operations into our existing operations or expand into new markets. The consummation of any future acquisitions may dilute shareholder value or may have an adverse effect upon our operating results while the operations of the acquired business are being integrated into our operations. In addition, once integrated, acquired operations may not achieve levels of profitability comparable to those achieved by Banner’s existing operations, or otherwise perform as expected. Further, transaction-related expenses may adversely affect our earnings. These adverse effects on our earnings and results of operations may have a negative impact on the value of Banner’s stock. Acquiring banks, bank branches or businesses involves risks commonly associated with acquisitions, including:

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

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. In an attempt to help the overall economy, the Federal Reserve kept interest rates low through its targeted Fed Funds rate for a number of years, however, the Federal Reserve steadily increased the targeted Fed Funds rate in 2018 and 2017. Beginning in August 2019 the Federal Reserve has reduced the targeted Fed Funds rate 25 basis points three times to a range of 1.50% to 1.75% at December 31, 2019 in response to some recent weaknesses in economic data and indicated possible further decreases, subject to economic conditions. If the Federal Reserve decreases the targeted federal funds rates further, overall interest rates will likely decline, which may negatively impact our net interest income. If the Federal Reserve increases the targeted federal funds rates, overall interest rates will likely rise, which will positively impact our net interest income but may negatively impact both the housing market by reducing refinancing activity and new home purchases and the U.S. economy. In addition, deflationary pressures, while possibly lowering our operational costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans which could negatively affect our financial performance.

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

Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations or by reducing our margins and profitability. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates decline, the yield we earn on our assets may decline faster than our funding costs, causing our net interest margin to contract until the funding costs catch up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income.

A sustained increase in market interest rates could adversely affect our earnings. As is the case with many banks our emphasis on increasing core deposits has resulted in an increasing percentage of our deposits being comprised of deposits bearing no or a relatively low rate of interest and having a shorter duration than our assets. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.

In addition, a substantial amount of our loans have adjustable interest rates.  As a result, these loans may experience a higher rate of default in a rising interest rate environment.  Further, a significant portion of our adjustable rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust.  Approximately 66% of our loan portfolio was comprised of adjustable or floating-rate loans at December 31, 2019, and approximately $2.88 billion, or 47%, of those loans contained interest rate floors, below which the loans’ contractual interest rate may not adjust.  At December 31, 2019, the weighted average floor interest rate of these loans was 4.73%.  At that date, approximately $1.23 billion, or 43%, of these loans were at their floor interest rate.  The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates.  Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.

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

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (FCA), which regulates LIBOR, announced that the FCA intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, selected a new index calculated by short-term repurchase agreements, backed by Treasury securities (SOFR) to replace LIBOR. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed government securities, it will be a rate that does not take into account bank credit risk (which is different for LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question, although some transactions using SOFR have been completed in 2019, and the future of LIBOR remains uncertain at this time. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent, securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers or our existing borrowings, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

Reductions in interchange income could further negatively impact our earnings.

Effective July 1, 2019, Banner Bank and Islanders Bank were affected by the Durbin Amendment to the Dodd-Frank Act regarding limits on debit card interchange fees. The Durbin Amendment gave the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by a payment card issuer that, together with its affiliates, has assets of $10 billion or more at year end and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. Banner and Banner Bank exceeded $10 billion in assets as of December 31, 2018 and therefore Banner Bank and Islanders Bank were subject to the Durbin Amendment interchange fee limitation effective July 1, 2019. The Federal Reserve has adopted rules under this provision that limit the swipe fees that a debit card issuer can charge a merchant for a transaction to the sum of 21 cents and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs. During the year ended December 31, 2019 we earned $19.2 million of interchange fees on card transactions, compared to $23.2 million during the year ended December 31, 2018. Debit card related fee income during 2019 was reduced by approximately $7 million as a result of the application of the Durbin Amendment to Banner Bank and Islanders Bank beginning July 1, 2019. Debit card related fee income is expected to be further reduced in 2020 as the full year will be subject to Durbin Amendment interchange fee limitation.

Interchange income is derived from fees paid by merchants to the interchange network in exchange for the use of the network's infrastructure and payment facilitation. These fees are paid to card issuers to compensate them for the costs associated with issuance and operation. Merchants have attempted to negotiate lower interchange rates, and the Durbin Amendment to the Dodd-Frank Act, which we have been subject to since July 1, 2019, limits the amount of interchange fees that may be charged for certain debit card transactions. As the financial services industry evolves, consumers may find debit financial services to be less attractive than traditional or other financial services. Consumers might not use debit card financial services for any number of reasons, including the general perception of our industry. If consumers do not continue or increase their usage of debit cards, including making changes in the way debit cards are loaded, our operating revenues and debit card deposits may remain at current levels or decline. Any projected growth for the industry may not occur or may occur more slowly than estimated. If consumer acceptance of debit financial services does not continue to develop or develops more slowly than expected or if there is a shift in the mix of payment forms, such as cash, credit cards, traditional debit cards and debit cards, away from our products and services, it could have a material adverse effect on our financial position and results of operations. Merchants may also continue to pursue alternative payment platforms, such as Apple Pay, to lower their processing costs. Any such new payment system may reduce our interchange income. Our failure to comply with the operating regulations set forth by payment card networks, which may change, could subject us to penalties, fees or the termination of our license to use the networks. Any of these scenarios could have a material impact on our business, financial condition and results of operations.

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

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions and limit our ability to obtain regulatory approval of acquisitions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions and limit our ability to obtain regulatory approval of acquisitions. Recently, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our results of shareholders’ equity and financial results and could cause a decline in our stock price. The acquisitions of AltaPacific Bancorp, and its subsidiary, AltaPacific Bank have increased our goodwill.

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

We rely on other companies to provide key components of our business infrastructure.

We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor's organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by the third party vendor or is renewed on terms less favorable to us. Additionally, the bank regulatory agencies expect financial institutions to be responsible for all aspects of our vendors' performance, including aspects which they delegate to third parties. Disruptions or failures in the physical infrastructure or operating systems that support our business and customers, or cyber-attacks or security breaches of the network system or devices that our customers use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

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

The Banks are susceptible to fraudulent activity that may be committed against us or our customers which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customer's information, misappropriation of assets, privacy breaches against our customers, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Nationally, reported incidents of fraud and other financial crimes have increased.  We have also experienced losses due to apparent fraud and other financial crimes.  While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

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

Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. We have established processes and procedures intended to identify, measure, monitor, report, analyze and control the types of risk to which we are subject. These risks include liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others. We also maintain a compliance program designed to identify, measure, assess, and report on our adherence to applicable laws, policies and procedures. While we assess and improve these programs on an ongoing basis, there can be no assurance that our risk management or compliance programs, along with other related controls, will effectively mitigate all risk and limit losses in our business. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business financial condition and results of operations could be materially adversely affected.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

Banner Corporation maintains its administrative offices and main branch office, which is owned by us, in Walla Walla, Washington.  In total, as of December 31, 2019, we have 178 branch offices located in Washington, Oregon, California, and Idaho.  The 178 branches include 175 Banner Bank branches and three Islanders Bank branches.  Geographically we have 87 branches are located in Washington, 43 in Oregon, 36 in California and 12 in Idaho.  Of these branch locations, approximately half are owned and the other half are leased facilities.  In addition to the branch locations, we also have 18 loan production offices, ten of which are located in Washington, three in California, two in both Oregon and Idaho, and one in Utah.  All loan production offices are leased facilities. The lease terms for our branch and loan production offices are not individually material.  Lease expirations range from one to 19 years.  Administrative support offices are primarily in Washington, where we have eight facilities, of which we own two and lease six.  Additionally, we have two leased administrative support offices in Idaho and three administrative support offices located in Oregon, two owned and one leased.  In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

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

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our voting common stock is principally traded on the NASDAQ Global Select Market under the symbol “BANR.”  Shareholders of record as of December 31, 2019 totaled 2,257 based upon securities position listings furnished to us by our transfer agent.  This total does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.

Issuer Purchases of Equity Securities

The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2019:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Remaining Shares that May be Purchased at Period End under the Board Authorization

October 1, 2019 - October 31, 2019	85	$55.96	—	757,637
November 1, 2019 - November 30, 2019	—	—	—	757,637
December 1, 2019 - December 31, 2019	22	58.64	—	757,637
Total for quarter	107	56.51	—	757,637

On March 27, 2019, the Company announced that its Board of Directors had renewed its authorization to repurchase up to 5% of the Company's common stock, or 1,757,637 of the Company's outstanding shares. Under the authorization, shares may be repurchased by the Company in open market purchases. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the year ended December 31, 2019, the Company repurchased 1,000,000 shares under the 2019 stock repurchase authorization, leaving 757,637 shares available under this authorization for future repurchase. None of the shares repurchased during 2019 were repurchased during the fourth quarter of 2019.

In addition, 107 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants in the fourth quarter of 2019.

There were no shares tendered in connection with option exercises during the years ended December 31, 2019 and 2018, respectively. Restricted shares canceled to pay withholding taxes totaled 33,777 and 27,653 during the years ended December 31, 2019 and 2018, respectively.

Performance Graph

The following graph compares the cumulative total shareholder return on Banner Corporation common stock with the cumulative total return on the NASDAQ (U.S. Stock) Index, a peer group of the SNL >$10 Billion Asset Bank Index and a peer group of the SNL NASDAQ Bank Index.  Total return assumes the reinvestment of all dividends. This year the stock performance graph reflects a change made by the Company in the peer group comparison index from the SNL $5 Billion to $10 Billion Asset Bank Index to the SNL>$10 Billion Asset Bank Index. Management believes that the SNL>$10 Billion Asset Bank Index provides a better peer group comparison of financial institutions more comparable to the Company in asset size. In accordance with Item 201(e) of the Regulation S-K of the Securities and Exchange Commission, which requires the inclusion of all new indexes and all indexes used in the immediately preceding year, this year the performance graph also includes a comparison of the cumulative return for the SNL $5 Billion to $10 Billion Asset Bank Index.

	Year Ended
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Banner Corporation	100.00	108.28	133.80	136.82	136.89	149.24
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
SNL Bank >$10B	100.00	100.83	125.97	150.29	124.17	169.21
SNL Bank $5B-$10B	100.00	113.92	163.21	162.61	147.16	182.35
SNL Bank NASDAQ	100.00	107.95	149.67	157.58	132.82	166.76

*Assumes $100 invested in Banner Corporation common stock and each index at the close of business on December 31, 2014 and that all dividends were reinvested.  Information for the graph was provided by SNL Financial L.C. © 2019.

Our ability to pay dividends on our common stock depends primarily on dividends we receive from Banner Bank and Islanders Bank. The timing and amount of cash dividends paid on our common stock depends on our earnings, capital requirements, financial condition and other relevant factors, including required payments on our TPS, and is subject to the discretion of our board of directors. As a result of continued solid earnings, levels of capital, asset quality and financial condition during 2019, we increased our regular quarterly dividend to $0.41 per share for the first quarter of 2019 with $0.41 per share for the second, third and fourth quarters of 2019 and also declared a special dividend of $1.00 in the fourth quarter 2019. There can be no assurance that we will pay dividends on our common stock in the future. For additional information on our ability to pay dividends, see Item 1 of this report, “Business–Regulation–Banner Bank and Islanders Bank–Dividends” and “Banner Corporation–Dividends.”

Item 6 – Selected Financial Data

The following condensed consolidated statements of financial condition and operations and selected performance ratios as of December 31, 2019, 2018, 2017, 2016, and 2015 and for the years then ended have been derived from our audited consolidated financial statements.

The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8, Financial Statement and Supplementary Data.”

FINANCIAL CONDITION DATA:
	December 31
(In thousands)	2019	2018	2017	2016	2015
Total assets	$12,604,031	$11,871,317	$9,763,209	$9,793,688	$9,796,298
Cash and securities (1)	2,121,022	2,168,535	1,473,608	1,353,583	1,655,290
Loans receivable, net	9,204,798	8,588,110	7,509,856	7,365,151	7,236,496
Deposits	10,048,641	9,477,048	8,183,431	8,121,414	8,055,068
Borrowings	687,778	773,275	194,769	255,101	324,186
Common shareholders’ equity	1,594,034	1,478,595	1,272,626	1,305,710	1,300,059
Total shareholders’ equity	1,594,034	1,478,595	1,272,626	1,305,710	1,300,059
Shares outstanding	35,752	35,183	32,726	33,193	34,242
OPERATING DATA:
	For the Year Ended December 31
(In thousands)	2019	2018	2017	2016	2015
Interest income	$525,679	$463,632	$412,284	$391,477	$254,433
Interest expense	56,768	32,659	19,250	16,408	12,154
Net interest income before provision for loan losses	468,911	430,973	393,034	375,069	242,279
Provision for loan losses	10,000	8,500	8,000	6,030	—
Net interest income	458,911	422,473	385,034	369,039	242,279
Deposit fees and other service charges	46,632	48,074	43,452	41,911	33,767
Mortgage banking operations revenue	22,215	21,343	20,880	25,552	17,720
Net change in valuation of financial instruments carried at fair value	(208)	3,775	(2,844)	(2,620)	(813)
All other non-interest income	13,310	10,816	23,712	11,382	4,778
Total non-interest income	81,949	84,008	85,200	76,225	55,452
REO operations expense (recoveries), net	303	804	(2,030)	175	397
All other non-interest expenses	357,425	340,567	321,000	315,449	229,363
Total non-interest expense	357,728	341,371	318,970	315,624	229,760
Income before provision for income tax expense	183,132	165,110	151,264	129,640	67,971
Provision for income tax expense	36,854	28,595	90,488	44,255	22,749
Net income	$146,278	$136,515	$60,776	$85,385	$45,222

(footnotes follow)

PER COMMON SHARE DATA:
	At or For the Years Ended December 31
	2019	2018	2017	2016	2015
Net income:
Basic	$4.20	$4.16	$1.85	$2.52	$1.90
Diluted	4.18	4.15	1.84	2.52	1.89
Common shareholders’ equity per share (2)	44.59	42.03	38.89	39.34	37.97
Common shareholders’ tangible equity per share (2)(9)	33.33	31.45	30.78	31.06	29.64
Cash dividends	2.64	1.96	2.00	0.88	0.72
Dividend payout ratio (basic)	62.86%	47.12%	108.11%	34.92%	37.89%
Dividend payout ratio (diluted)	63.16%	47.23%	108.70%	34.92%	38.10%

OTHER DATA:
	As of December 31
	2019	2018	2017	2016	2015
Full time equivalent employees	2,198	2,187	2,078	2,078	2,063
Number of branches	178	182	178	190	202

(footnotes follow)

KEY FINANCIAL RATIOS:
	At or For the Years Ended December 31
	2019	2018	2017	2016	2015
Performance Ratios:
Return on average assets (3)	1.22%	1.29%	0.60%	0.87%	0.72%
Return on average common equity (4)	9.50	10.45	4.57	6.41	5.56
Average common equity to average assets	12.85	12.37	13.09	13.54	12.87
Interest rate spread (5)	4.27	4.40	4.23	4.19	4.09
Net interest margin (6)	4.30	4.43	4.24	4.20	4.10
Non-interest income to average assets	0.68	0.80	0.84	0.78	0.88
Non-interest expense to average assets	2.98	3.23	3.14	3.21	3.64
Efficiency ratio (7)	64.94	66.29	66.70	69.94	77.17
Average interest-earning assets to funding liabilities	106.09	106.09	105.69	105.84	107.59
Selected Financial Ratios:
Allowance for loan losses as a percent of total loans at end of period	1.08	1.11	1.17	1.15	1.07
Net (charge-offs) recoveries as a percent of average outstanding loans during the period	(0.07)	(0.01)	(0.07)	0.03	0.04
Non-performing assets as a percent of total assets	0.32	0.16	0.28	0.35	0.28
Allowance for loan losses as a percent of non-performing loans (8)	253.95	616.36	329.38	380.87	512.47
Common shareholders’ tangible equity to tangible assets (9)	9.77	9.62	10.61	10.83	10.68
Consolidated Capital Ratios:
Total capital to risk-weighted assets	12.93	13.12	13.81	13.40	13.63
Tier 1 capital to risk-weighted assets	11.97	12.12	12.77	12.41	12.65
Tier 1 capital to average leverage assets	10.71	10.98	11.34	11.83	11.06
Common equity tier I capital to risk-weighted assets	10.63	10.75	11.30	11.19	12.13

(1)	Includes securities available-for-sale and held-to-maturity.

(2)	Calculated using shares outstanding, excluding unearned restricted shares held in ESOP.

(3)	Net income divided by average assets.

(4)	Net income divided by average common equity.

(5)	Difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(6)	Net interest income before provision for loan losses as a percent of average interest-earning assets.

(7)	Non-interest expenses divided by the total of net interest income before loan losses and non-interest income.

(8)	Non-performing loans consist of nonaccrual and 90 days past due loans still accruing interest.

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

Executive Overview

Banner Corporation's successful execution of its strategic plan and operating initiatives continued in 2019, as evidenced by our solid operating results and profitability. We continue to maintain the Company's moderate risk profile as well as to produce consistent and sustainable earnings momentum. Highlights for the year included continued strong asset quality, outstanding client acquisition, strong revenue generation from core operations and the AltaPacific acquisition.

For the year ended December 31, 2019, our net income was $146.3 million, or $4.18 per diluted share, compared to net income of $136.5 million, or $4.15 per diluted share for the year ended December 31, 2018 and $60.8 million, or $1.84 per diluted share for the year ended December 31, 2017. Current year results were positively impacted by growth in interest-earning assets from the full year benefit of the interest-earning assets from the Skagit acquisition and the two month benefit of the interest-earnings assets from the AltaPacific acquisition as well as organic loan growth. Net income for both 2018 and 2017 were impacted by one-time tax adjustments primarily as a result of the enactment of the Tax Cuts and Jobs Act (2017 Tax Act) in December 2017, which reduced the marginal federal corporate income tax rate from 35% to 21%. Our net income for the year ended December 31, 2018, was increased by $5.5 million of tax benefit adjustments, which included the release of a $4.2 million valuation reserve previously recorded as a provisional amount related to the 2017 Tax Act. Our net income for 2017 was reduced by $42.6 million, or $1.29 per diluted share, related to revaluation of our net deferred tax asset as a result of the 2017 Tax Act. In 2017, our results also included a net gain of $12.2 million as a result of the Utah Branch Sale. Our results for the years ended December 31, 2019 and 2018 were also impacted by $7.5 million and $5.6 million of acquisition-related expenses, respectively. There were no acquisition-related expenses in 2017.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, FHLB advances, other borrowings and junior subordinated debentures. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities. Our net interest income before provision for loan losses increased 9% to $468.9 million for the year ended December 31, 2019, compared to $431.0 million for the prior year. This increase in net interest income is a result of growth in total loans receivable and core deposits. During the year ended December 31, 2019, our interest spread decreased to 4.27% from 4.40% for the prior year while our net interest margin decreased to 4.30% compared to 4.43% for the prior year. The decrease in our net interest margin during 2019 was primarily a result of higher funding costs as well as three 25 basis point decreases by the Federal Reserve in the targeted Fed Funds Rate coupled with a longer-term decline in the 10-year treasury yield that decreased yields on interest-earning assets during the second half of 2019. Our net interest margin was enhanced seven basis points in 2019 and ten basis points in 2018 by acquisition accounting adjustments, primarily the amortization of acquisition accounting discounts on purchased loans obtained from acquisitions, which are accreted into loan interest income.

Although our credit quality metrics continue to reflect our moderate risk profile, we recorded a $10.0 million provision for loan losses in the year ended December 31, 2019, primarily due to the organic growth in the loan portfolio, increased non-performing loans, the renewal and migration of acquired loans out of the discounted loan portfolios and increased net charge-offs, compared to an $8.5 million provision for loan losses recorded in 2018 and $8.0 million in 2017. Non-performing loans increased to $39.6 million at December 31, 2019, compared to $15.7 million a year earlier. Net charge-offs increased to $5.9 million for the year ended December 31, 2019, compared to net charge-offs of $1.0 million for the prior year. Our allowance for loan losses at December 31, 2019 was $100.6 million, representing 254% of non-performing loans, compared to $96.5 million, representing 616% of non-performing loans for the prior year. (See Note 5, Loans Receivable and the Allowance for Loan Losses, of the Notes to the Consolidated Financial Statements as well as “Asset Quality” below in this Form 10-K.)

Our net income also is affected by the level of our non-interest income, including deposit fees and other service charges, results of mortgage banking operations, which includes loan origination and servicing fees and gains and losses on the sale of loans, and gains and losses on the sale securities, as well as our non-interest expense and income tax provisions. In addition, our net income is affected by the net change in the value of certain financial instruments carried at fair value. Our total non-interest income was $81.9 million for the year ended December 31, 2019, compared to $84.0 million for the year ended December 31, 2018. For the year ended December 31, 2019, we recorded a net loss of $208,000 for fair value adjustments and $33,000 in net gains on the sale of securities. In comparison, for the year ended December 31, 2018, we recorded a net gain of $3.8 million for fair value adjustments and $837,000 in net losses on the sale of securities.

Our total revenues (net interest income before the provision for loan losses plus total non-interest income) for the year ended December 31, 2019 increased $35.9 million, or 7%, to $550.9 million, compared to $515.0 million for the same period a year earlier, largely as a result of increased interest income.  Our total adjusted revenues (a non-GAAP financial measure), which excludes net gains and losses on sale of securities and fair value adjustments increased by $39.0 million, or 8%, to $551.0 million for the year ended December 31, 2019, compared to $512.0 million a year earlier.

For the year ended December 31, 2019, non-interest expense increased 5% to $357.7 million, compared to $341.4 million for the year ended December 31, 2018. The increase was largely attributable to the inclusion of acquired Skagit operations for the full year as well as acquired AltaPacific operations in the last two months of 2019, including higher salary and employee benefits due to additional staffing related to the acquired operations as well as normal salary and wage adjustments and $7.5 million of merger and acquisition-related expenses in 2019, compared to $5.6 million in the prior year.

Non-GAAP financial measures: Non-interest income, revenues and other earnings information excluding fair value adjustments, net gains or losses on sale of securities and, in the year ended December 31, 2017, gain on the sale of branches including related loans and deposits, and non-interest expenses, excluding state/municipal business and occupational tax expense, CDI amortization, FHLB prepayment penalties, REO net gain or loss and acquisition-related costs, are non-GAAP financial measures.  Management has presented these non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations and in understanding our capital position.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Years Ended December 31, 2019 and 2018” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (dollars in thousands, except share and per share data):

	For the Years Ended December 31
	2019	2018	2017
ADJUSTED REVENUE:
Net interest income before provision for loan losses (GAAP)	$468,911	$430,973	$393,034
Total non-interest income	81,949	84,008	85,200
Total GAAP revenue	550,860	514,981	478,234
Exclude net (gain) loss on sale of securities	(33)	837	2,080
Exclude change in valuation of financial instruments carried at fair value	208	(3,775)	2,844
Exclude gain on sale of branches, including related loans and deposits	—	—	(12,189)
Adjusted Revenue (non-GAAP)	$551,035	$512,043	$470,969
ADJUSTED EARNINGS:
Net income (GAAP)	$146,278	$136,515	$60,776
Exclude net loss (gain) on sale of securities	(33)	837	2,080
Exclude change in valuation of financial instruments carried at fair value	208	(3,775)	2,844
Exclude gain on sale of branches, including related loans and deposits	—	—	(12,189)
Exclude acquisition related costs	7,544	5,607	—
Exclude FHLB prepayment penalties	735	—	—
Exclude related tax (benefit) expense	(1,741)	(426)	2,615
Exclude tax adjustments related to tax reform and valuation reserves	—	(4,207)	42,630
Total adjusted earnings (non-GAAP)	$152,991	$134,551	$98,756
Diluted earnings per share (GAAP)	$4.18	$4.15	$1.84
Diluted adjusted earnings per share (non-GAAP)	$4.38	$4.09	$2.99

	December 31
ADJUSTED EFFICIENCY RATIO:	2019	2018	2017
Non-interest expense (GAAP)	$357,728	$341,371	$318,970
Exclude acquisition-related costs	(7,544)	(5,607)	—
Exclude CDI amortization	(8,151)	(6,047)	(6,246)
Exclude state/municipal tax expense	(3,880)	(3,284)	(2,594)
Exclude REO operations	(303)	(804)	2,030
Exclude FHLB prepayment penalties	(735)	—	—
Adjusted non-interest expense (non-GAAP)	$337,115	$325,629	$312,160

Net interest income before provision for loan losses (GAAP)	$468,911	$430,973	$393,034
Non-interest income (GAAP)	81,949	84,008	85,200
Total revenue	550,860	514,981	478,234
Exclude net (gain) loss on sale of securities	(33)	837	2,080
Exclude net change in valuation of financial instruments carried at fair value	208	(3,775)	2,844
Exclude gain on sale of branches, including related loans and deposits	—	—	(12,189)
Adjusted revenue (non-GAAP)	$551,035	$512,043	$470,969

Efficiency ratio (GAAP)	64.94%	66.29%	66.70%
Adjusted efficiency ratio (non-GAAP)	61.18%	63.59%	66.28%

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

	December 31
	2019	2018	2017
Shareholders’ equity (GAAP)	$1,594,034	$1,478,595	$1,272,626
Exclude goodwill and other intangible assets, net	402,279	372,078	265,314
Common shareholders’ tangible equity (non-GAAP)	$1,191,755	$1,106,517	$1,007,312
Total assets (GAAP)	$12,604,031	$11,871,317	$9,763,209
Exclude goodwill and other intangible assets, net	402,279	372,078	265,314
Total tangible assets (non-GAAP)	$12,201,752	$11,499,239	$9,497,895
Common shareholders' equity to total assets (GAAP)	12.65%	12.46%	13.03%
Common shareholders’ tangible equity to tangible assets (non-GAAP)	9.77%	9.62%	10.61%
Common shares outstanding	35,751,576	35,182,772	32,726,485
Common shareholders' equity per share (GAAP)	$44.59	$42.03	$38.89
Common shareholders' tangible equity per share (non-GAAP)	$33.33	$31.45	$30.78

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

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including OTTI losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles, and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation of assets and liabilities acquired in business combinations and subsequent recognition of related income and expense, and (vii) the valuation of or recognition of deferred tax assets and liabilities.  These policies and judgments, estimates and assumptions are described in greater detail below.  Management believes the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods.  There have been no significant changes in our application of accounting policies since December 31, 2018.  For additional information concerning critical accounting policies, see Notes 1, 3, 5, 12, 16 and 17 of the Notes to the Consolidated Financial Statements and the following:

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

Fair Value Accounting and Measurement: (Notes 1 and 17) We use fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures.  We include in the Notes to the Consolidated Financial Statements information about the extent to which fair value is used to measure financial assets and liabilities, the valuation methodologies used and the impact on our results of operations and financial condition.  Additionally, for financial instruments not recorded at fair value we disclose, where required, our estimate of their fair value.

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

Goodwill: (Notes 1 and 16) Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination and is not amortized but is reviewed annually, or more frequently as current circumstances and conditions warrant, for impairment. The Company completes its annual review of goodwill as of December 31. An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment involves judgment by management on determining whether there have been any triggering events that have occurred which would indicate potential impairment. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment test is used to identify the existence of impairment and the amount of impairment loss and compares the reporting unit's estimated fair value, including goodwill, to its carrying amount. If the fair value exceeds the carrying amount then goodwill is not considered impaired. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill allocated to the reporting unit. The impairment loss would be recognized as a charge to earnings.

Other Intangible Assets: (Notes 1 and 16) Other intangible assets consists primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.  Core deposit intangibles are being amortized on an accelerated basis over a weighted average estimated useful life of eight years.  The determination of the estimated useful life of the core deposit intangible involves judgment by management. The actual life of the core deposit intangible could vary significantly from the estimated life. These assets are reviewed at least annually for events or circumstances that could impact their recoverability.  These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy.  To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

Mortgage Servicing Rights: (Note 16) Mortgage servicing rights (MSRs) are recognized as separate assets when rights are acquired through purchase or through sale of loans.  Generally, purchased MSRs are capitalized at the cost to acquire the rights.  For sales of mortgage loans, the value of the MSR is estimated and capitalized.  Fair value is based on market prices for comparable mortgage servicing contracts.  The fair value of the MSRs includes an estimate of the life of the underlying loans which is affected by estimated prepayment speeds. The estimate of prepayment speeds is based on current market conditions. Actual market conditions could vary significantly from current conditions which could result in the estimated life of the underlying loans being different which would change the fair value of the MSR. Capitalized MSRs are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

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

Comparison of Financial Condition at December 31, 2019 and 2018

General. Total assets increased to $12.60 billion at December 31, 2019, compared to $11.87 billion at December 31, 2018.  The increase in assets in 2019 reflects the assets acquired in the AltaPacific acquisition as well as organic loan growth.

Net loans receivable (gross loans less deferred fees and discounts, and allowance for loan losses and excluding loans held for sale) increased $616.7 million, or 7%, to $9.20 billion at December 31, 2019, from $8.59 billion at December 31, 2018.  The increase in total loans receivable in 2019 included $332.4 million of portfolio loans acquired in the AltaPacific acquisition as well as $288.4 million of organic loan growth. The increase in net loans included increases of $328.7 million in commercial real estate loans, $210.2 million in commercial business loans, $104.3 million in multifamily real estate loans and $62.1 million in construction loans. The increase in construction loans was particularly helpful to the net interest margin as interest rates, loan fees and the velocity of turnover in this lending activity are generally higher than for most other categories of loans. Loans held for sale increased to $210.4 million at December 31, 2019, compared to $171.0 million at December 31, 2018, principally as a result of one- to four- family loan originations exceeding one- to four- family loan sales. Loans held for sale at December 31, 2019 included $137.1 million of multifamily loans and $73.3 million of one- to four-family loans.

Securities decreased to $1.81 billion at December 31, 2019, from $1.90 billion at December 31, 2018, as the Company maintained the level of its securities portfolio consistent with its liquidity needs. The aggregate total of securities and interest-bearing deposits decreased $50.8 million, or 3%, to $1.89 billion at December 31, 2019, compared to $1.94 billion a year earlier.  The average effective duration of Banner's securities portfolio was approximately 3.5 years at December 31, 2019. The fair value of our trading securities was $1.6 million less than their amortized cost at December 31, 2019.  In addition, fair value adjustments for securities designated as available-for-sale reflected an increase of $33.8 million for the year ended December 31, 2019, which was included as a component of other comprehensive income and largely occurred as a result of slightly increased market interest rates. Periodically, we also acquire securities (primarily municipal bonds) which are designated as held-to-maturity and this portfolio increased by $1.9 million from the prior year-end balance. (See Notes 4 and 17 of the Notes to the Consolidated Financial Statements.)

Goodwill increased $34.0 million to $373.1 million at December 31, 2019, compared to $339.2 million at December 31, 2018 as a result of the AltaPacific acquisition. Other intangibles decreased $3.8 million to $29.2 million at December 31, 2019, compared to $32.9 million at December 31, 2018, primarily due to CDI recorded in the AltaPacific acquisition, partially offset by scheduled amortization of CDI and the reclassification of the leasehold intangibles to the right of use lease asset in connection with the implementation of Lease Topic 842.

Deposits increased $571.6 million, or 6%, to $10.05 billion at December 31, 2019, from $9.48 billion at December 31, 2018, largely as a result of $313.4 million of deposits acquired in the AltaPacific acquisition as well as organic deposit growth.  Core deposits were 89% of total deposits at December 31, 2019, compared to 86% of total deposits one year earlier. Non-interest-bearing deposits increased by $287.2 million, or 8%, to $3.95 billion from $3.66 billion at December 31, 2018; interest-bearing transaction and savings accounts increased by $484.3 million, to $4.98 billion at December 31, 2019 from $4.50 billion at December 31, 2018; and certificates of deposit decreased $199.9 million, or 15%, to $1.12 billion at December 31, 2019 from $1.32 billion at December 31, 2018. Brokered deposits decreased to $202.9 million at December 31, 2019, compared to $377.3 million a year earlier.

FHLB advances decreased $90.2 million, to $450.0 million at December 31, 2019 from $540.2 million at December 31, 2018, as core deposits were used to fund the growth in the loan portfolio. Other borrowings, consisting of retail repurchase agreements primarily related to customer cash management accounts, decreased $521,000 to $118.5 million at December 31, 2019, compared to $119.0 million at December 31, 2018. Junior subordinated debentures, which are carried at fair value, increased $5.2 million to $119.3 million at December 31, 2019 from $114.1 million a year ago, primarily due to the $5.8 million of junior subordinated debentures acquired in the AltaPacific acquisition.  For more information, see Notes 9, 10 and 11 of the Notes to the Consolidated Financial Statements.

Total shareholders’ equity increased $115.4 million, to $1.59 billion at December 31, 2019, compared to $1.48 billion at December 31, 2018. The increase in equity primarily reflects $85.2 million of common shares issued in connection with the AltaPacific acquisition and net income of $146.3 million, partially offset by the accrual of $93.5 million of dividends to common shareholders and the repurchase of $53.9 million of common stock. In the year ended December 31, 2019, we repurchased 1.0 million shares of our common stock at an average price of $53.90 per share. Tangible common shareholders' equity (a non-GAAP financial measure), which excludes goodwill and other intangible assets was $1.19 billion, or 9.77% of tangible assets at December 31, 2019, compared to $1.11 billion, or 9.62% at December 31, 2018. Banner's tangible book value per share (a non-GAAP financial measure) was $33.33 at December 31, 2019, compared to $31.45 per share a year ago.

Investments.  At December 31, 2019, our consolidated investment securities portfolio totaled $1.81 billion and consisted principally of U.S. Government and agency obligations, mortgage-backed and mortgage-related securities, municipal bonds, corporate debt obligations, and asset-backed securities.  Our investment levels may be increased or decreased depending upon yields available on investment alternatives and management’s projections as to the demand for funds to be used in our loan origination, deposit and other activities.  During the year ended December 31, 2019, our aggregate investment in securities decreased $83.1 million, as the Company maintained the level of its securities portfolio consistent with its liquidity needs. Holdings of U.S. Government and agency obligations decreased $60.1 million, municipal bonds decreased $10.1 million, and asset-backed securities decreased $13.8 million. Partially offsetting these decreases was an increase mortgage-backed securities of $783,000.

U.S. Government and Agency Obligations:  Our portfolio of U.S. Government and agency obligations had a carrying value of $90.0 million (with an amortized cost of $90.9 million) at December 31, 2019, a weighted average contractual maturity of 15.6 years and a weighted average coupon rate of 4.13%.  Many of the U.S. Government and agency obligations we own include call features which allow the issuing agency the right to call the securities at various dates prior to the final maturity.

Mortgage-Backed Obligations:  At December 31, 2019, our mortgage-backed and mortgage-related securities had a carrying value of $1.40 billion ($1.38 billion at amortized cost, with a net fair value adjustment of $17.3 million).  The weighted average coupon rate of these securities was 3.23% and the weighted average contractual maturity was 20.9 years, although we receive principal payments on these securities each month resulting in a much shorter expected average life.  As of December 31, 2019, 91% of the mortgage-backed and mortgage-related securities pay interest at a fixed rate and 9% pay at an adjustable interest rate.

Municipal Bonds:  The carrying value of our tax-exempt bonds at December 31, 2019 was $231.8 million ($226.6 million at amortized cost), comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by cities and counties and various housing authorities, and hospital, school, water and sanitation districts.  We also had taxable bonds in our municipal bond portfolio, which at December 31, 2019 had a carrying value of $52.6 million ($52.5 million at amortized cost).  Many of our qualifying municipal bonds are not rated by a nationally recognized credit rating agency due to the smaller size of the total issuance and a portion of these bonds have been acquired through direct private placement by the issuers. We have not experienced any defaults or payment deferrals on our current portfolio of municipal bonds.  Our combined municipal bond portfolio is geographically diverse, with the majority within the states of Washington, Oregon, Texas and Idaho. At December 31, 2019, our municipal bond portfolio, including taxable and tax-exempt, had a weighted average maturity of approximately 12.6 years and a weighted average coupon rate of 3.85%.

Corporate Bonds:  Our corporate bond portfolio had a carrying value of $33.4 million ($34.9 million at amortized cost, with a net fair value adjustment of $1.6 million) at December 31, 2019. Long-term adjustable-rate capital securities issued by financial institutions make up over half of our corporate bond portfolio.  (See “Critical Accounting Policies” above and Note 17 of the Notes to the Consolidated Financial Statements.)  At December 31, 2019, the portfolio had a weighted average maturity of 16.9 years and a weighted average coupon rate of 3.76%.

Asset-Backed Securities:  At December 31, 2019, our asset-backed securities portfolio had a carrying value of $8.1 million (with an amortized cost of $8.2 million), and was comprised of securitized pools of student loans issued or guaranteed by the Student Loan Marketing Association and credit card receivables.  The weighted average coupon rate of these securities was 3.18% and the weighted average contractual maturity was 10.1 years. At December 31, 2019, 100% of these securities had adjustable interest rates tied to three-month LIBOR while the remaining securities have fixed interest rates.

The following tables set forth certain information regarding carrying values and percentage of total carrying values of our portfolio of securities—trading and securities—available-for-sale, both carried at estimated fair market value, and securities—held-to-maturity, carried at amortized cost as of December 31, 2019, 2018 and 2017 (dollars in thousands):

Table 1: Securities

	December 31
	2019		2018		2017
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Trading
Municipal bonds	$—	—%	$—	—%	$100	0.5%
Corporate bonds	25,636	100.0	25,896	100.0	22,058	98.8
Equity securities	—	—	—	—	160	0.7
Total securities—trading	$25,636	100.0%	$25,896	100.0%	$22,318	100.0%

Available-for-Sale
U.S. Government and agency obligations	$89,598	5.8%	$149,112	9.1%	$72,466	7.9%
Municipal bonds	107,157	6.9	117,822	7.2	68,733	7.5
Corporate bonds	4,365	0.3	3,495	0.2	5,393	0.6
Mortgage-backed or related securities	1,342,311	86.5	1,343,861	82.1	739,557	80.4
Asset-backed securities	8,126	0.5	21,933	1.4	27,758	3.0
Equity securities	—	—	—	—	5,578	0.6
Total securities—available-for-sale	$1,551,557	100.0%	$1,636,223	100.0%	$919,485	100.0%

Held-to-Maturity
U.S. Government and agency obligations	$385	0.2%	$1,006	0.4%	$1,024	0.4%
Municipal bonds	177,208	75.0	176,663	75.5	189,860	73.0
Corporate bonds	3,353	1.4	3,736	1.6	3,978	1.5
Mortgage-backed or related securities	55,148	23.4	52,815	22.5	65,409	25.1
Total securities—held-to-maturity	$236,094	100.0%	$234,220	100.0%	$260,271	100.0%
Estimated market value	$237,805		$232,537		$262,188

The following table shows the maturity or period to repricing of our consolidated portfolio of securities as of December 31, 2019 (dollars in thousands):

Table 2:  Securities—Maturity/Repricing and Rates

	December 31, 2019
	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten to Twenty Years		After Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Government and agency obligations:
Fixed-rate	$—	—%	$2,147	2.01%	$3,272	2.79%	$16,501	2.84%	$—	—%	$21,920	2.75%
Adjustable-rate	—	—	—	—	21,454	(0.16)	17,894	2.68	28,715	1.13	68,063	1.13
	—	—	2,147	—	24,726	0.22	34,395	2.76	28,715	1.13	89,983	1.52
Municipal bonds:
Fixed-rate taxable	1,500	—	32,965	2.23	13,490	3.44	4,149	4.23	494	3.29	52,598	2.64
Fixed-rate tax exempt	940	1.65	18,719	2.41	46,776	2.88	140,374	2.87	24,959	2.76	231,768	2.82
Adjustable-rate taxable	—	—	—	—	—	—	—	—	—	—	—	—
Adjustable-rate tax exempt	—	—	—	—	—	—	—	—	—	—	—	—
	2,440	0.63	51,684	2.29	60,266	3.01	144,523	2.91	25,453	2.77	284,366	2.79
Corporate bonds:
Fixed-rate	—	—	2,553	3.23	—	—	—	—	1,803	—	4,356	1.89
Adjustable-rate	—	—	2,268	2.73	500	2.91	26,230	5.57	—	—	28,998	5.32
	—	—	4,821	2.99	500	2.91	26,230	5.57	1,803	—	33,354	4.89
Mortgage-backed or related securities:
Fixed-rate	—	—	47,357	2.79	326,330	3.06	120,786	2.72	773,669	2.45	1,268,142	2.64
Adjustable-rate	—	—	—	—	—	—	49,258	2.54	80,059	2.92	129,317	2.78
	—	—	47,357	2.79	326,330	3.06	170,044	2.67	853,728	2.50	1,397,459	2.66
Asset-backed securities:
Fixed-rate	—	—	—	—	—	—	—	—	—	—	—	—
Adjustable-rate	—	—	5,270	2.96	—	—	1,016	2.72	1,840	2.73	8,126	2.88
	—	—	5,270	2.96	—	—	1,016	2.72	1,840	—	8,126	—
Equity securities	—	—	—	—	—	—	—	—	—	—	—	—
Total securities—carrying value	$2,440	0.63	$111,279	2.56	$411,822	2.87	$376,208	2.99	$911,539	2.46	$1,813,288	2.66
Total securities—estimated market value	$2,441		$112,196		$413,322		$375,682		$911,357		$1,814,998

Loans and Lending.  Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans in a range of 90% to 95% of total deposits to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. At December 31, 2019, our net loan portfolio totaled $9.20 billion compared to $8.59 billion at December 31, 2018. Our total loan portfolio increased $620.8 million, or 7%, during the year ended December 31, 2019, compared to an increase of $1.09 billion, or 14%, during the year ended December 31, 2018.  The increase included $332.4 million of portfolio loans acquired in the AltaPacific acquisition as well as organic loan growth. While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative customer demand and competition in each market we serve.  We have implemented strategies designed to capture more market share and achieve increases in targeted loans resulting in strong loan originations in 2019 and 2018. Nonetheless, looking forward, new loan originations and portfolio balances will continue to be significantly affected by the course of economic activity and changes in interest rates.

Originations of loans for sale increased to $1.1 billion for the year ended December 31, 2019 from $896.5 million during 2018 and from $807.1 million during the year ended December 31, 2017. Originations of loans for sale included $340.0 million, $372.8 million, and $292.3 million of multifamily held-for-sale loan production for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively. We generally sell a significant portion of our newly originated one- to four-family residential mortgage loans and multifamily loans to secondary market purchasers.  Proceeds from sales of loans for the years ended December 31, 2019, 2018 and 2017 totaled $1.1 billion, $791.7 million and $1.05 billion, respectively.  See “Loan Servicing Portfolio” below.  Loans held for sale increased $39.4 million to $210.4 million at December 31, 2019, compared to $171.0 million at December 31, 2018. The increase in loans held for sale was primarily due to the increased volume of originations of one- to four-family residential mortgage loans held-for-sale, which exceeded sales during the year.

The following table shows loan origination (excluding loans held for sale) activity for the years ended December 31, 2019, 2018, and 2017 (in thousands):

Table 3: Loan Origination

	Years Ended
	Dec 31, 2019	Dec 31, 2018	Dec 31, 2017
Commercial real estate	$480,669	$536,784	$537,825
Multifamily real estate	80,761	25,771	77,409
Construction and land	1,435,501	1,460,536	1,216,227
Commercial business	757,721	839,290	647,079
Agricultural business	93,050	123,702	117,186
One-to four- family residential	117,297	177,332	249,558
Consumer	357,040	331,661	344,407
Total loan originations (excluding loans held for sale)	$3,322,039	$3,495,076	$3,189,691

The loan origination table above includes loan participations and loan purchases. During the years ended December 31, 2019, 2018, and 2017 we purchased $9.8 million, $33.7 million, and $126.5 million respectively, of loans. The loan purchases in 2019 were one- to four-family and commercial loans compared to the loan purchases in 2018 which were one- to four-family loans. The loan purchases in 2017 included both one- to four-family and commercial real estate loans.

One- to Four-Family Residential Real Estate Lending:  At December 31, 2019, $945.6 million, or 10% of our loan portfolio, consisted of permanent loans on one- to four-family residences.  Our residential mortgage loan originations have been relatively strong in recent years, as interest rates have been low and declined during the current year. We are active originators of one- to four-family residential loans in most communities where we have established offices in Washington, Oregon, California and Idaho.  Most of the one- to four-family loans that we originate are sold in the secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. Our balance of loans for one- to four-family residences decreased by $28.0 million in 2019, compared to the prior year largely as a result of selling a greater percentage of our originations in the secondary markets.

Construction and Land Lending:   Our construction loan originations have been relatively strong in recent years as builders have expanded production and experienced strong home sales in many markets where we operate. Despite the strong originations during 2019 one-to four-family construction loans only increased by $9.6 million in 2019 to total $544.3 million at December 31, 2019, as the velocity of one- to four-family home sales increased during the year. During the year ended December 31, 2019, land and land development loans (both residential and commercial) decreased by $34.8 million to $181.0 million at December 31, 2019,   At December 31, 2019, construction, land and land development loans totaled $1.17 billion (including $544.3 million of one- to four-family construction loans, $154.7 million of residential land or land development loans, $444.3 million of commercial and multifamily real estate construction loans and $26.3 million of commercial land or land development loans), or 13% of total loans, compared to $1.11 billion, or 13%, at December 31, 2018.

Commercial and Multifamily Real Estate Lending:  We also originate loans secured by commercial and multifamily real estate.  Commercial and multifamily real estate loans originated by us include both fixed- and adjustable-rate loans with intermediate terms of generally five to ten years.  Our commercial real estate portfolio consists of loans on a variety of property types with no significant concentrations by property type, borrowers or locations.  At December 31, 2019, our loan portfolio included $3.89 billion of commercial real estate loans, or 42% of the total loan portfolio, compared to $3.56 billion, or 41%, at December 31, 2018.  Our portfolio of multifamily real estate loans was $473.2 million, or 5% of total loans at December 31, 2019, compared to $368.8 million, or 4%, at December 31, 2018. The increases in commercial real estate loans and multifamily real estate loans during 2019 were due to $227.3 million of commercial and multifamily loans acquired in the AltaPacific acquisition as well as organic growth.

Commercial Business Lending:  Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  In addition to providing earning assets, this type of lending has helped increase our deposit base. At December 31, 2019, commercial business loans totaled $1.69 billion, or 18% of total loans, compared to $1.48 billion, or 17%, at December 31, 2018. This increase in the current year was due to organic growth in the commercial business loan portfolio. In recent years our commercial lending has also included participation in certain national syndicated loans, including shared national credits, which totaled $190.8 million at December 31, 2019.

Agricultural Lending:  Agriculture is a major industry in many Washington, Oregon, California and Idaho locations in our service area.  While agricultural loans are not a large part of our portfolio, we routinely make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting.  Payments on agricultural loans depend, to a large degree, on the results of operation of the related farm entity.  The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile at times.  At December 31, 2019, agricultural loans totaled $370.5 million, or 4% of the loan portfolio, compared to $404.9 million, or 5%, at December 31, 2018.

Consumer and Other Lending:  Consumer lending has traditionally been a modest part of our business with loans made primarily to accommodate our existing customer base. At December 31, 2019, our consumer loans decreased $22.2 million to $762.8 million, or 8% of our loan portfolio, compared to $785.0 million, or 9%, at December 31, 2018.  As of December 31, 2019, 72% of our consumer loans were secured by one- to four-family real estate, including home equity lines of credit.  Credit card balances totaled $41.1 million at December 31, 2019 compared to $39.0 million a year earlier.

Loan Servicing Portfolio:  At December 31, 2019, we were servicing $2.85 billion of loans for others and held $12.6 million in escrow for our portfolio of loans serviced for others.  The loan servicing portfolio at December 31, 2019 was composed of $1.14 billion of Freddie Mac residential mortgage loans, $1.12 billion of Fannie Mae residential mortgage loans, $319.0 million of Oregon Housing residential mortgage loans and $260.5 million of other loans serviced for a variety of investors.  The portfolio included loans secured by property located primarily in the states of Washington, Oregon, Idaho and California.  For the year ended December 31, 2019, we recognized $1.8 million of loan servicing fees in our results of operations, which was net of $5.1 million of amortization for MSRs and included no impairment charges or reversals for a valuation adjustment to MSRs.

Mortgage Servicing Rights:  For the years ended December 31, 2019, 2018 and 2017, we capitalized $4.4 million, $3.6 million, and $3.4 million, respectively, of MSRs relating to loans sold with servicing retained.  Amortization of MSRs for the years ended December 31, 2019, 2018 and 2017 was $5.1 million, $3.9 million, and $4.0 million, respectively.  Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. At December 31, 2019, our MSRs were carried at a value of $14.1 million, net of amortization, compared to $14.6 million at December 31, 2018.

The following table sets forth the composition of the Company’s loan portfolio, net of discounts and deferred fees and costs, by type of loan as of the dates indicated (dollars in thousands):

Table 4:  Loan Portfolio Analysis

	December 31
	2019		2018		2017		2016		2015
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,580,650	17.0%	$1,430,097	16.4%	$1,284,363	16.9%	$1,352,999	18.1%	$1,327,807	18.2%
Investment properties	2,309,221	24.8	2,131,059	24.5	1,937,423	25.5	1,986,336	26.7	1,765,353	24.1
Multifamily real estate	473,152	5.1	368,836	4.2	314,188	4.1	248,150	3.3	472,976	6.5
Commercial construction	210,668	2.3	172,410	2.0	148,435	2.0	124,068	1.7	72,103	1.0
Multifamily construction	233,610	2.5	184,630	2.1	154,662	2.0	124,126	1.7	63,846	0.9
One- to four-family construction	544,308	5.8	534,678	6.2	415,327	5.5	375,704	5.0	278,469	3.8
Land and land development:
Residential	154,688	1.7	188,508	2.2	164,516	2.2	170,004	2.3	126,773	1.7
Commercial	26,290	0.3	27,278	0.3	24,583	0.3	29,184	0.4	33,179	0.5
Commercial business	1,693,824	18.2	1,483,614	17.1	1,279,894	16.8	1,207,879	16.2	1,207,944	16.5
Agricultural business, including secured by farmland	370,549	4.0	404,873	4.7	338,388	4.4	369,156	5.0	376,531	5.1
One- to four-family real estate	945,622	10.1	973,616	11.2	848,289	11.2	813,077	10.9	952,633	13.0
Consumer secured by one- to four-family real estate	550,960	5.9	568,979	6.6	522,931	6.9	493,211	6.6	478,420	6.5
Consumer—other	211,815	2.3	216,017	2.5	165,885	2.2	157,254	2.1	158,470	2.2
Total loans outstanding	9,305,357	100.0%	8,684,595	100.0%	7,598,884	100.0%	7,451,148	100.0%	7,314,504	100.0%
Less allowance for loan losses	(100,559)		(96,485)		(89,028)		(85,997)		(78,008)
Net loans	$9,204,798		$8,588,110		$7,509,856		$7,365,151		$7,236,496

The following table sets forth the Company’s loans by geographic concentration at December 31, 2019, 2018 and 2017 (dollars in thousands):

Table 5:  Loans by Geographic Concentration

	December 31, 2019		December 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent	Amount	Percent
Washington	$4,364,764	46.9%	$4,324,588	49.8%	$3,508,542	46.2%
California	2,129,789	22.9	1,596,604	18.4	1,415,076	18.6
Oregon	1,650,704	17.7	1,636,152	18.8	1,590,233	20.9
Idaho	530,016	5.7	521,026	6.0	492,603	6.5
Utah	60,958	0.7	57,318	0.7	73,382	1.0
Other	569,126	6.1	548,907	6.3	519,048	6.8
Total	$9,305,357	100.0%	$8,684,595	100.0%	$7,598,884	100.0%

The following table sets forth certain information at December 31, 2019 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of unamortized premiums and discounts, and exclude loans held for sale and the allowance for loan losses (in thousands):

Table 6:  Loans by Maturity

	Maturing in One Year or Less	Maturing After One to Three Years	Maturing After Three to Five Years	Maturing After Five to Ten Years	Maturing After Ten Years	Total
Commercial real estate:
Owner-occupied	$45,254	$123,281	$205,356	$849,944	$356,815	$1,580,650
Investment properties	83,161	211,314	264,087	1,140,816	609,843	2,309,221
Multifamily real estate	8,959	52,760	47,068	183,333	181,032	473,152
Commercial construction	116,713	41,029	4,976	33,674	14,276	210,668
Multifamily construction	116,648	116,911	51	—	—	233,610
One- to four-family construction	505,616	38,339	—	—	353	544,308
Land and land development:
Residential	84,376	62,981	2,309	4,290	732	154,688
Commercial	17,199	3,960	1,672	3,254	205	26,290
Commercial business	656,988	258,871	275,745	272,367	229,853	1,693,824
Agricultural business, including secured by farmland	114,308	36,535	45,357	143,956	30,393	370,549
One- to four-family real estate	10,147	16,736	21,881	75,795	821,063	945,622
Consumer secured by one- to four-family real estate	7,112	7,274	9,649	23,085	503,840	550,960
Consumer—other	39,724	20,253	29,816	28,234	93,788	211,815
Total loans	$1,806,205	$990,244	$907,967	$2,758,748	$2,842,193	$9,305,357

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

The following table sets forth the dollar amount of all loans maturing after December 31, 2020 which have fixed interest rates and floating or adjustable interest rates (in thousands):

Table 7:  Loans Maturing after One Year

	Fixed Rates	Floating or Adjustable Rates	Total
Commercial real estate:
Owner-occupied	$381,357	$1,154,039	$1,535,396
Investment properties	573,860	1,652,200	2,226,060
Multifamily real estate	284,798	179,395	464,193
Commercial construction	32,669	61,286	93,955
Multifamily construction	46,768	70,194	116,962
One- to four-family construction	1,214	37,478	38,692
Land and land development:
Residential	6,864	63,448	70,312
Commercial	1,597	7,494	9,091
Commercial business	614,666	422,170	1,036,836
Agricultural business, including secured by farmland	82,718	173,523	256,241
One- to four-family real estate	655,473	280,002	935,475
Consumer secured by one- to four-family real estate	15,497	528,351	543,848
Consumer—other	106,089	66,002	172,091
Total loans maturing after one year	$2,803,570	$4,695,582	$7,499,152

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

One of our key strategies is to strengthen our franchise by emphasizing core deposit activity in non-interest-bearing and other transaction and savings accounts with less reliance on higher cost certificates of deposit.  Increasing core deposits is a fundamental element of our business strategy. This strategy continues to help control our cost of funds and increase the opportunity for deposit fee revenues, while stabilizing our funding base.  Total deposits increased $571.6 million, or 6%, to $10.05 billion at December 31, 2019 from $9.48 billion at December 31, 2018. Deposit growth for 2019 included $313.4 million of deposits acquired in the AltaPacific acquisition as well as organic deposit growth. Non-interest-bearing deposits increased by $287.2 million, or 8%, to $3.95 billion at year end from $3.66 billion at December 31, 2018. Interest-bearing transaction and savings accounts increased by $484.3 million, to $4.98 billion at December 31, 2019 compared to $4.50 billion a year earlier.  Certificates of deposit decreased $199.9 million, or 15%, to $1.12 billion at December 31, 2019 from $1.32 billion at December 31, 2018.  The decrease in certificates of deposit balances in 2019 was largely due to the $174.5 million decrease in brokered deposits to $202.9 million at December 31, 2019.

The following table sets forth the balances of deposits in the various types of accounts offered by the Banks at the dates indicated (dollars in thousands):

Table 8:  Deposits

	December 31
	2019			2018			2017
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
Non-interest-bearing checking	$3,945,000	39.3%	$287,183	$3,657,817	38.6%	$392,273	$3,265,544	39.9%
Interest-bearing checking	1,280,003	12.7	88,987	1,191,016	12.6	219,879	971,137	11.9
Regular savings	1,934,041	19.3	91,460	1,842,581	19.4	285,081	1,557,500	19.0
Money market	1,769,194	17.6	303,825	1,465,369	15.5	43,056	1,422,313	17.4
Total interest-bearing transaction and savings accounts	4,983,238	49.6	484,272	4,498,966	47.5	548,016	3,950,950	48.3
Certificates maturing:
Within one year	846,941	8.4	(154,265)	1,001,206	10.6	315,614	685,592	8.4
After one year, but within two years	167,857	1.7	(34,062)	201,919	2.1	103,662	98,257	1.2
After two years, but within five years	103,357	1.0	(11,536)	114,893	1.2	(65,993)	180,886	2.2
After five years	2,248	—	1	2,247	—	45	2,202	—
Total certificate accounts	1,120,403	11.1	(199,862)	1,320,265	13.9	353,328	966,937	11.8
Total Deposits	$10,048,641	100.0%	$571,593	$9,477,048	100.0%	$1,293,617	$8,183,431	100.0%

Included in Total Deposits:
Public transaction accounts	$244,418	2.4%	$27,017	$217,401	2.3%	$18,682	$198,719	2.5%
Public interest-bearing certificates	35,184	0.4	5,095	30,089	0.3	6,404	23,685	0.3
Total public deposits	$279,602	2.8%	$32,112	$247,490	2.6%	$25,086	$222,404	2.8%
Total brokered deposits	$202,884	2.0%	$(174,463)	$377,347	4.0%	$320,119	$57,228	0.7%

The following table indicates the amount of the Banks’ certificates of deposit with balances equal to or greater than $100,000 by time remaining until maturity as of December 31, 2019 (in thousands):

Table 9:  Maturity Period—$100,000 or greater CDs

Certificates of Deposit $100,000 or Greater
Maturing in three months or less	$127,041
Maturing after three months through six months	81,831
Maturing after six months through twelve months	142,638
Maturing after twelve months	144,247
Total	$495,757

The following table provides additional detail on geographic concentrations of our deposits at December 31, 2019, 2018, and 2017 (in thousands):

Table 10: Geographic Concentration of Deposits

	December 31, 2019		December 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent	Amount	Percent
Washington	$5,861,809	58.3%	$5,674,328	59.9%	$4,506,249	55.0%
Oregon	2,006,163	20.0	1,891,145	20.0	1,797,147	22.0
California	1,698,289	16.9	1,434,033	15.1	1,432,819	17.5
Idaho	482,380	4.8	477,542	5.0	447,216	5.5
Total deposits	$10,048,641	100.0%	$9,477,048	100.0%	$8,183,431	100.0%

Borrowings.  The FHLB-Des Moines serves as our primary borrowing source.  To access funds, we are required to own a sufficient level of capital stock in the FHLB-Des Moines and may apply for advances on the security of such stock and certain of our mortgage loans and securities provided that certain creditworthiness standards have been met.  At December 31, 2019, we had $450.0 million of FHLB advances outstanding at a weighted average rate of 2.09%, a decrease of $90.2 million compared to a year earlier.  Also, at December 31, 2019, we had an investment of $28.3 million in FHLB capital stock.  At that date, Banner Bank was authorized by the FHLB-Des Moines to borrow up to $5.31 billion under a blanket floating lien security agreement, while Islanders Bank was approved to borrow up to $132.7 million under a similar agreement.

The following table provides additional detail on our FHLB advances as of December 31, 2019 and 2018 (dollars in thousands):

Table 11:  FHLB Advances Outstanding

	December 31
	2019		2018
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Maturing in one year or less	$300,000	1.84%	$540,000	2.64%
Maturing after one year through three years	150,000	2.58	—	—
Maturing after three years through five years	—	—	—	—
Maturing after five years	—	—	189	5.94
Total FHLB advances	$450,000	2.09%	$540,189	2.64%

At certain times the Federal Reserve Bank has also served as an important source of borrowings.  The Federal Reserve Bank provides credit based upon acceptable loan collateral, which includes certain loan types not eligible for pledging to the FHLB-Des Moines.  At December 31, 2019, based upon our available unencumbered collateral, Banner Bank was eligible to borrow $1.19 billion from the Federal Reserve Bank; however, at that date we had no funds borrowed under this arrangement.

We also issue retail repurchase agreements to customers that are primarily related to customer cash management accounts and in the past have borrowed funds through the use of secured wholesale repurchase agreements with securities brokers.  In each case, the repurchase agreements are generally due within 90 days.  At December 31, 2019, retail repurchase agreements totaled $118.5 million, had a weighted average rate of 0.35%, and were secured by pledges of certain mortgage-backed securities and agency securities.  Retail repurchase agreement balances, which are primarily associated with customer sweep account arrangements, decreased $521,000, from the 2018 year-end balance.  We had no borrowings under wholesale repurchase agreements at December 31, 2019 or December 31, 2018.

At December 31, 2019, we had an aggregate of $143.5 million, net of repayments, of TPS.  This includes $120.0 million issued by us and $23.5 million acquired in our bank acquisitions. The junior subordinated debentures associated with the TPS have been recorded as liabilities on our Consolidated Statements of Financial Condition, although the TPS qualifies as Tier 1 capital for regulatory capital purposes.  The junior subordinated debentures are carried at fair value on our Consolidated Statements of Financial Condition and had an estimated fair value of $119.3 million at December 31, 2019.  At December 31, 2019, the TPS had a weighted average rate of 4.05%.  See Note 11, Junior Subordinated Debentures and Mandatorily Redeemable Trust Preferred Securities, of the Notes to the Consolidated Financial Statements for additional information with respect to the TPS.

Asset Quality.  Achieving and maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us. During 2019, we continued to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

Non-performing assets increased to $40.5 million, or 0.32% of total assets, at December 31, 2019, from $18.9 million, or 0.16% of total assets, at December 31, 2018, and from $27.5 million, or 0.28% of total assets, at December 31, 2017.  At December 31, 2019, our allowance for loan losses was $100.6 million, or 254% of non-performing loans, compared to $96.5 million, or 616% of non-performing loans at December 31, 2018.  The increase in non-performing loans during 2019 was largely due to one commercial banking relationship moving to nonaccrual. We continue to believe our level of non-performing loans and assets is manageable and further believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, restructured loans, referred to as troubled debt restructures (TDRs), are considered impaired as the Banks will not collect all amounts of principal and interest due in accordance with the terms of the original loan agreement.  If any TDR loan becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the TDR loan(s) would be reclassified as nonaccrual.  At December 31, 2019, we had $6.5 million of TDR loans currently performing under their restructured terms.

The loans acquired in Banner's merger transactions that are determined to have deteriorated credit quality for which it is probable that all contractual payments will not be collected are accounted for as purchased credit-impaired pools. Typically this would include loans that were considered non-performing or restructured as of the acquisition date. Accordingly, subsequent to acquisition, loans included in the purchased credit-impaired pools are not reported as non-performing loans based upon their individual performance status, so the categories of nonaccrual, impaired and 90 day past due and accruing do not include any purchased credit-impaired loans. Purchased credit-impaired loans were $15.9 million at December 31, 2019, compared to $14.4 million at December 31, 2018.

The following table sets forth information with respect to our non-performing assets and restructured loans, at the dates indicated (dollars in thousands):

Table 12:  Non-Performing Assets

	December 31
	2019	2018	2017	2016	2015
Nonaccrual loans: (1)
Secured by real estate:
Commercial	$5,952	$4,088	$10,646	$8,237	$3,751
Multifamily	85	—	—	—	—
Construction/land	1,905	3,188	798	1,748	2,260
One- to four-family	3,410	1,544	3,264	2,263	4,700
Commercial business	23,015	2,936	3,406	3,074	2,159
Agricultural business, including secured by farmland	661	1,751	6,132	3,229	697
Consumer	2,473	1,241	1,297	1,875	703
	37,501	14,748	25,543	20,426	14,270
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	89	—	—	701	—
Multifamily	—	—	—	147	—
Construction/land	332	—	298	—	—
One- to four-family	877	658	1,085	1,233	899
Commercial business	401	1	18	—	8
Consumer	398	247	85	72	45
	2,097	906	1,486	2,153	952
Total non-performing loans	39,598	15,654	27,029	22,579	15,222
REO assets held for sale, net (2)	814	2,611	360	11,081	11,627
Other repossessed assets held for sale, net	122	592	107	166	268
Total non-performing assets	$40,534	$18,857	$27,496	$33,826	$27,117
Total non-performing loans to net loans before allowance for loan losses	0.43%	0.18%	0.36%	0.30%	0.21%
Total non-performing loans to total assets	0.31%	0.13%	0.28%	0.23%	0.16%
Total non-performing assets to total assets	0.32%	0.16%	0.28%	0.35%	0.28%
TDR loans (3)	$6,466	$13,422	$16,115	$18,907	$21,777
Loans 30-89 days past due and on accrual	$20,178	$25,108	$29,278	$11,571	$18,834

(1)
Includes $1.50 million of nonaccrual TDR loans as of December 31, 2019. For the year ended December 31, 2019, interest income was reduced by $1.7 million as a result of nonaccrual loan activity, which includes the reversal of accrued interest as of the date the loan was placed on nonaccrual. There was no interest income recognized on nonaccrual loans during the year ended December 31, 2019.

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

In addition to the non-performing loans noted in Table 12 and purchased credit-impaired loans as of December 31, 2019 and 2018, we had other classified loans with an aggregate outstanding balance of $61.7 million and $68.6 million, respectively, that are not on nonaccrual status with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

The following table presents the REO activity for the years ended December 31, 2019, 2018 and 2017 (in thousands):

Table 13: REO

	For the years ended December 31,
	2019	2018	2017
Balance, beginning of the period	$2,611	$360	$11,081
Additions from loan foreclosures	109	641	46
Additions from acquisitions	650	2,593	—
Additions from capitalized costs	—	—	54
Proceeds from dispositions of REO	(2,588)	(838)	(13,474)
Gain on sale of REO	32	242	2,909
Valuation adjustments in period	—	(387)	(256)
Balance, end of period	$814	$2,611	$360

REO decreased $1.8 million, to $814,000 at December 31, 2019 compared to $2.6 million at December 31, 2018 and increased compared to $360,000 at December 31, 2017. The decrease in 2019 primarily reflects the sale of REO properties acquired in the Skagit acquisition and the increase during 2018 primarily reflects the addition of REO properties acquired in the Skagit acquisition.

From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.

Comparison of Results of Operations for the Years Ended December 31, 2019 and 2018

For the year ended December 31, 2019, our net income was $146.3 million, or $4.18 per diluted share, compared to net income of $136.5 million, or $4.15 per diluted share for the year ended December 31, 2018. Our net income for the year ended December 31, 2019 was positively impacted by growth in interest-earning assets from the full year benefit of the earning assets from the Skagit acquisition and the two month benefit of the interest-earnings assets from the AltaPacific acquisition as well as organic loan growth, partially offset by increases in both interest expense and non-interest expense. Our results for the years ended December 31, 2019 and 2018 included $7.5 million and $5.6 million, respectively, of acquisition-related expenses.

Our operating results depend largely on our net interest income which increased by $37.9 million to $468.9 million, primarily reflecting growth in the loan portfolio, partially offset by increased funding costs primarily due to an increase in interest rates paid.  Our operating results for the year ended December 31, 2019 also reflected a $2.1 million decrease in non-interest income primarily as a result of a reduction in the fair value of financial instruments carried at fair value in 2019 of $208,000, compared to an increase in the fair value of financial instruments carried at fair value in 2018 of $3.8 million as well as a $1.4 million decrease in deposit fees and other service charges. The decrease in deposit fees and other service charges is a result of Banner becoming subject to the Durbin Amendment on July 1, 2019, which reduced interchange fee income by approximately $7 million during the second half of 2019. The increase in net interest income contributed to an increase of $35.9 million, or 7%, in revenue to $550.9 million for the year ended December 31, 2019, compared to $515.0 million for the year ended December 31, 2018. Non-interest expense increased to $357.7 million for the year ended December 31, 2019 compared with $341.4 million for the year ended December 31, 2018, largely as a result of higher salary and employee benefits due to additional staffing related to the operations acquired from the inclusion of the acquired Skagit operations for a full year and the AltaPacific operations for the last two months of 2019 and normal salary and wage adjustments, acquisition-related expenses, and smaller increases in other operational expenses associated with operating the branches acquired in the Skagit and AltaPacific acquisitions partially offset by increases in capitalized loan origination costs and reduced professional and legal expenses.

Net Interest Income.  Net interest income before provision for loan losses increased by $37.9 million, or 9%, to $468.9 million for the year ended December 31, 2019, compared to $431.0 million one year earlier, largely reflecting growth in average interest-earning assets which was the result of recognizing the full year benefit of the earning assets from the Skagit acquisition and the two month benefit of the interest-earning assets from the AltaPacific acquisition as well as organic loan growth. Our net interest margin was enhanced by the amortization of acquisition accounting discounts on purchased loans acquired from bank acquisitions, which are accreted into loan interest income. The net interest margin of 4.30% for the year ended December 31, 2019 was 13 basis points lower than the prior year and included seven basis points from acquisition accounting adjustments compared to ten basis points from acquisition accounting adjustments in 2018. The average yield on interest-earning assets of 4.82% for the year ended December 31, 2019 increased 6 basis points compared to the prior year due to higher contractual yields on loans and securities.  Funding costs were higher, as the average cost of funding liabilities increased by 19 basis points to 0.55% as compared to the prior year.  As a result, the net interest spread decreased to 4.27% for the year ended December 31, 2019 compared to 4.40% for the prior year. The effect of recent changes in the targeted Fed Funds rate on the cost of funding liabilities typically lags the effect on the yield earned on interest-earning assets because rates on many deposit accounts are decision-based, not tied to a specific market-based index, and are based on competition for deposits while most interest-earning assets adjust earlier because they are tied to a specific market-based index.

Interest Income.  Interest income for the year ended December 31, 2019 was $525.7 million, compared to $463.6 million for the prior year, an increase of $62.0 million, or 13%.  The increase in interest income occurred as a result of increases in both the average balances and yields of total interest-earning assets. The average balance of total interest-earning assets was $10.91 billion for the year ended December 31, 2019, an increase of $1.18 billion, or 12%, compared to $9.73 billion one year earlier. The yield on average interest-earning assets was 4.82% for the year ended December 31, 2019, compared to 4.76% for the year ended December 31, 2018. The increased yield on interest-earning assets reflects improvement in yields on loans and securities. Average loan yields increased three basis points to 5.24% for the year ended December 31, 2019 compared to 5.21% in the preceding year, reflecting the positive impact of higher index interest rates, over the first half of 2019 on adjustable-rate and recently originated loans, partially offset by a four basis point decrease in acquisition accounting loan discount accretion to 9 basis points in 2019 from 13 basis points in 2018.  Average loans receivable for the year ended December 31, 2019 increased $1.06 billion, or 13%, to $9.00 billion, compared to $7.94 billion for the prior year.  Interest income on loans increased by $58.1 million, or 14%, to $471.5 million for the year ended December 31, 2019, from $413.4 million for the prior year, reflecting the impact of the $1.06 billion increase in average loan balances and the three basis point increase in the average yield on total loans.

The combined average balance of mortgage-backed securities, other investment securities, daily interest-bearing deposits and FHLB stock increased to $1.91 billion for the year ended December 31, 2019 (excluding the effect of fair value adjustments), compared to $1.80 billion for the year ended December 31, 2018, contributing to the $3.9 million increase in interest and dividend income compared to the prior year.  The average yield on the combined portfolio increased to 2.83% for the year ended December 31, 2019, from 2.80% for the prior year. For the year ended December 31, 2019, the average yield on mortgage-backed securities increased one basis points to 2.82% compared to the prior year, while the yield on other securities decreased two basis points to 2.83% compared to the prior year.

Interest Expense.  Interest expense for the year ended December 31, 2019 was $56.8 million, compared to $32.7 million for the prior year, an increase of $24.1 million, or 74%.  The increase in interest expense occurred as a result of a $1.11 billion, or 12%, increase in average funding liabilities and a 19 basis point increase in the average cost of all funding liabilities to 0.55% for the year ended December 31, 2019, compared to 0.36% for the year ended December 31, 2018.  This increase in average funding liabilities reflects increases in core deposits, including non-interest-bearing deposits and interest-bearing transaction and savings accounts, as well as increases in FHLB advances.

Deposit interest expense increased $17.0 million, or 82%, to $37.6 million for the year ended December 31, 2019 compared to $20.6 million for the prior year as a result of an $868.5 million, or 10%, increase in the average balance of deposits and a 15 basis point increase in the average cost of deposits.  Average deposit balances increased to $9.54 billion for the year ended December 31, 2019, from $8.67 billion for the year ended December 31, 2018, while the average rate paid on deposit balances increased to 0.39% in the current year from 0.24% for the prior year.  The cost of interest-bearing deposits increased by 26 basis points to 0.65% for the year ended December 31, 2019 compared to 0.39% in the prior year. The $340.9 million increase in the average balance of non-interest-bearing accounts during 2019 reduced the increase in total deposit costs. The increase in the cost of interest-bearing deposits between the periods was driven by market and competitive factors as a result of increases in the target Fed Funds Rate during 2018. Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits frequently tend to lag changes in market interest rates. As a result, the decreases in the target Fed Funds Rate during the second half of 2019 had limited benefit on our 2019 deposit costs.

Average total borrowings increased to $741.6 million for the year end December 31, 2019, compared to $502.6 million for the prior year. The increase in average total borrowings was largely due to a $224.1 million increase in average FHLB advances. The average rate paid on total borrowings increased 19 basis points to 2.58% from 2.39% reflecting the 27 basis point increase in the average cost for our junior subordinated debentures (which reprice every three months based on changes in the three-month LIBOR index) and a 34 basis point increase in the average cost of FHLB advances reflecting increases to the Fed Funds target rate in 2018. The increase in the average cost of total borrowings was the primary reason for the $7.1 million increase in the related interest expense to $19.1 million for the year ended December 31, 2019, from $12.0 million in the prior year.

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

The following table provides an analysis of our net interest spread for the last three years (dollars in thousands):
Table 14: Analysis of Net Interest Spread

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Held for sale loans	$126,086	$5,343	4.24%	$81,873	$3,926	4.80%	$128,480	$5,245	4.08%
Mortgage loans	6,911,067	361,158	5.23	6,188,279	320,264	5.18	5,932,300	290,132	4.89
Commercial/agricultural loans	1,784,468	93,742	5.25	1,519,871	79,605	5.24	1,485,985	70,266	4.73
Consumer and other loans	176,373	11,230	6.37	149,184	9,575	6.42	140,500	8,806	6.27
Total loans (1)	8,997,994	471,473	5.24	7,939,207	413,370	5.21	7,687,265	374,449	4.87
Mortgage-backed securities	1,368,927	38,640	2.82	1,247,758	35,076	2.81	1,043,599	24,535	2.35
Other securities	441,402	12,510	2.83	468,416	13,332	2.85	464,680	12,448	2.68
Interest-bearing deposits with banks	72,579	1,649	2.27	59,031	1,080	1.83	49,573	583	1.18
FHLB stock	29,509	1,407	4.77	20,496	774	3.78	16,379	269	1.64
Total investment securities	1,912,417	54,206	2.83	1,795,701	50,262	2.80	1,574,231	37,835	2.40
Total interest-earning assets	10,910,411	525,679	4.82	9,734,908	463,632	4.76	9,261,496	412,284	4.45
Non-interest-earning assets	1,078,277			828,184			892,052
Total assets	$11,988,688			$10,563,092			$10,153,548
Deposits:
Interest-bearing checking accounts	$1,188,985	$2,224	0.19	$1,048,327	$1,200	0.11	$933,978	$850	0.09
Savings accounts	1,890,467	8,310	0.44	1,665,608	3,944	0.24	1,559,042	2,138	0.14
Money market accounts	1,534,909	10,693	0.70	1,421,161	4,107	0.29	1,515,854	2,638	0.17
Certificates of deposit	1,175,942	16,403	1.39	1,127,612	11,391	1.01	1,116,304	6,647	0.60
Total interest-bearing deposits	5,790,303	37,630	0.65	5,262,708	20,642	0.39	5,125,178	12,273	0.24
Non-interest-bearing deposits	3,751,878	—	—	3,411,010	—	—	3,233,889	—	—
Total deposits	9,542,181	37,630	0.39	8,673,718	20,642	0.24	8,359,067	12,273	0.15
Other interest-bearing liabilities:
FHLB advances	477,796	12,234	2.56	253,661	5,636	2.22	151,295	1,908	1.26
Other borrowings	122,343	330	0.27	108,730	245	0.23	111,903	317	0.28
Junior subordinated debentures	141,504	6,574	4.65	140,212	6,136	4.38	140,212	4,752	3.39
Total borrowings	741,643	19,138	2.58	502,603	12,017	2.39	403,410	6,977	1.73
Total funding liabilities	10,283,824	56,768	0.55	9,176,321	32,659	0.36	8,762,477	19,250	0.22
Other non-interest-bearing liabilities (2)	164,318			79,901			61,592
Total liabilities	10,448,142			9,256,222			8,824,069
Shareholders’ equity	1,540,546			1,306,870			1,329,479
Total liabilities and shareholders’ equity	$11,988,688			$10,563,092			$10,153,548
Net interest income/rate spread		$468,911	4.27%		$430,973	4.40%		$393,034	4.23%
Net interest margin			4.30%			4.43%			4.24%
Average interest-earning assets / average interest-bearing liabilities			167.03%			168.85%			167.52%
Average interest-earning assets / average funding liabilities			106.09%			106.09%			105.69%
(footnotes follow)

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average other non-interest-bearing liabilities include fair value adjustments related to FHLB advances and junior subordinated debentures.

(3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

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

Table 15:  Rate/Volume Analysis

	Year Ended December 31, 2019 Compared to Year Ended December 31, 2018 Increase (Decrease) in Income/Expense Due to			Year Ended December 31, 2018 Compared to Year Ended December 31, 2017 Increase (Decrease) in Income/Expense Due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Held for sale loans	$(388)	$1,805	$1,417	$1,224	$(2,543)	$(1,319)
Mortgage loans	3,416	37,478	40,894	17,303	12,829	30,132
Commercial/agricultural loans	189	13,948	14,137	7,707	1,632	9,339
Consumer and other loans	(71)	1,726	1,655	215	554	769
Total loans (1)	3,146	54,957	58,103	26,449	12,472	38,921
Mortgage-backed securities	111	3,453	3,564	5,271	5,270	10,541
Other securities	(75)	(747)	(822)	784	100	884
Interest-bearing deposits with banks	291	278	569	370	127	497
FHLB stock	237	396	633	423	82	505
Total investment securities	564	3,380	3,944	6,848	5,579	12,427
Total net change in interest income on interest-earning assets	3,710	58,337	62,047	33,297	18,051	51,348
Interest-bearing liabilities:
Interest-bearing checking accounts	880	144	1,024	237	113	350
Savings accounts	3,780	586	4,366	1,651	155	1,806
Money market accounts	6,284	302	6,586	1,622	(153)	1,469
Certificates of deposit	4,448	564	5,012	4,676	68	4,744
Total interest-bearing deposits	15,392	1,596	16,988	8,186	183	8,369
FHLB advances	969	5,629	6,598	1,974	1,754	3,728
Other borrowings	52	33	85	(63)	(9)	(72)
Junior subordinated debentures	387	51	438	1,384	—	1,384
Total borrowings	1,408	5,713	7,121	3,295	1,745	5,040
Total net change in interest expense on interest-bearing liabilities	16,800	7,309	24,109	11,481	1,928	13,409
Net change in net interest income	$(13,090)	$51,028	$37,938	$21,816	$16,123	$37,939

(1)	Includes loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

Provision and Allowance for Loan Losses.  Although our credit quality metrics continue to reflect strong performance and our moderate risk profile, we recorded an $10.0 million provision for loan losses in the year ended December 31, 2019, primarily due to the organic growth in the loan portfolio, the increase in non-performing loans, the maturity, subsequent renewal and migration of acquired loans out of the discounted loan portfolios and increased net charge-offs, compared to the $8.5 million provision for loan losses recorded in 2018. As discussed in the “Summary of Critical Accounting Policies” section above and in Note 1 of the Notes to the Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.

The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies, net charge-offs and current economic conditions. We continue to maintain a strong allowance for loan losses at December 31, 2019.

In accordance with acquisition accounting, loans acquired from acquisitions were recorded at their estimated fair value, which resulted in a net discount to the contractual amounts of the loans, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan and lease losses is recorded for acquired loans at the acquisition date. Although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios, we believe it should be considered when comparing the current ratios to similar ratios in periods prior to the acquisitions. The discount on acquired loans was $25.0 million at December 31, 2019 compared to $25.7 million at December 31, 2018.

We recorded net charge-offs of $5.9 million for the year ended December 31, 2019, compared to net charge-offs of $1.0 million for the prior year. Non-performing loans increased by $23.9 million during the year to $39.6 million at December 31, 2019, compared to $15.7 million at December 31, 2018.  The increase in non-performing loans during the quarter was largely due to one commercial banking relationship moving to nonaccrual.  A comparison of the allowance for loan losses at December 31, 2019 and 2018 reflects an increase of $4.1 million, or 4%, to $100.6 million at December 31, 2019, from $96.5 million at December 31, 2018.  Included in our allowance at December 31, 2019 was an unallocated portion of $2.4 million, which was based upon our evaluation of various factors that were not directly measured in the determination of the formula and specific allowances. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) decreased to 1.08% at December 31, 2019, compared to 1.11% at December 31, 2018.

We believe that the allowance for loan losses was adequate to absorb the known and inherent risks of loss in the loan portfolio as of December 31, 2019. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that these estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table sets forth an analysis of our allowance for loan losses for the periods indicated (dollars in thousands):

Table 16:  Changes in Allowance for Loan Losses

	Years Ended December 31
	2019	2018	2017	2016	2015
Balance, beginning of period	$96,485	$89,028	$85,997	$78,008	$75,907
Provision	10,000	8,500	8,000	6,030	—
Recoveries of loans previously charged off:
Commercial real estate	476	1,646	372	582	819
Multifamily real estate	—	—	11	—	113
Construction and land	208	213	1,237	2,171	1,811
Commercial business	561	1,049	1,226	1,993	772
Agricultural business, including secured by farmland	625	64	134	59	948
One- to four-family real estate	47	750	270	1,283	1,927
Consumer	548	366	481	610	570
	2,465	4,088	3,731	6,698	6,960
Loans charged off:
Commercial real estate	(1,138)	(401)	(1,180)	(746)	(64)
Construction and land	(45)	(479)	—	(616)	(891)
Commercial business	(86)	(2,051)	(3,803)	(948)	(419)
Agricultural business, including secured by farmland	(4,171)	(756)	(2,374)	(567)	(746)
One- to four-family real estate	(911)	(43)	(38)	(375)	(1,225)
Consumer	(2,040)	(1,401)	(1,305)	(1,487)	(1,514)
	(8,391)	(5,131)	(8,700)	(4,739)	(4,859)
Net (charge-offs) recoveries	(5,926)	(1,043)	(4,969)	1,959	2,101
Balance, end of period	$100,559	$96,485	$89,028	$85,997	$78,008
Allowance for loan losses as a percent of total loans	1.08%	1.11%	1.17%	1.15%	1.07%
Net loan (charge-offs) recoveries as a percent of average outstanding loans during the period	(0.06)%	(0.01)%	(0.06)%	0.03%	0.04%
Allowance for loan losses as a percent of non-performing loans	254%	616%	329%	381%	512%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated (dollars in thousands):

Table 17:  Allocation of Allowance for Loan Losses

	December 31
	2019		2018		2017		2016		2015
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Specific or allocated loss allowances (1):
Commercial real estate	$30,591	41.8%	$27,132	41.0%	$22,824	42.4%	$20,993	44.9%	$20,716	42.3%
Multifamily real estate	4,754	5.1	3,818	4.2	1,633	4.1	1,360	3.3	4,195	6.5
Construction and land	22,994	12.6	24,442	12.8	27,568	12.0	34,252	11.0	27,131	7.9
Commercial business	23,370	18.2	19,438	17.1	18,311	16.8	16,533	16.2	13,856	16.5
Agricultural business, including secured by farmland	4,120	4.0	3,778	4.7	4,053	4.4	2,967	5.0	3,645	5.1
One-to-four-family real estate	4,136	10.1	4,714	11.2	2,055	11.2	2,238	10.9	4,732	13.0
Consumer	8,202	8.2	7,972	9.0	3,866	9.1	4,104	8.7	902	8.7
Total allocated	98,167		91,294		80,310		82,447		75,177
Unallocated (1)	2,392	n/a	5,191	n/a	8,718	n/a	3,550	n/a	2,831	n/a
Total allowance for loan losses	$100,559	100.0%	$96,485	100.0%	$89,028	100.0%	$85,997	100.0%	$78,008	100.0%

(1)
We establish specific loss allowances when individual loans are identified that present a possibility of loss (i.e., that full collectability is not reasonably assured).  The remainder of the allocated and unallocated allowance for loan losses is established for the purpose of providing for estimated losses which are inherent in the loan portfolio.

Non-interest Income. The following table presents the key components of non-interest income for the years ended December 31, 2019, 2018, 2017 (dollars in thousands):

Table 18: Non-interest Income

	2019 compared to 2018				2018 compared to 2017
	2019	2018	Change Amount	Change Percent	2018	2017	Change Amount	Change Percent
Deposit fees and other service charges	$46,632	$48,074	$(1,442)	(3.0)%	$48,074	$43,452	$4,622	10.6%
Mortgage banking operations	22,215	21,343	872	4.1%	21,343	20,880	463	2.2%
Bank owned life insurance	4,645	4,505	140	3.1%	4,505	4,618	(113)	(2.4)%
Miscellaneous	8,632	7,148	1,484	20.8%	7,148	8,985	(1,837)	(20.4)%
	82,124	81,070	1,054	1.3%	81,070	77,935	3,135	4.0%
Net gain (loss) on sale of securities	33	(837)	870	(103.9)%	(837)	(2,080)	1,243	(59.8)%
Net change in valuation of financial instruments carried at fair value	(208)	3,775	(3,983)	(105.5)%	3,775	(2,844)	6,619	(232.7)%
Gain on sale of branches, including related loans and deposits	—	—	—	—%	—	12,189	(12,189)	(100.0)%
Total non-interest income	$81,949	$84,008	$(2,059)	(2.5)%	$84,008	$85,200	$(1,192)	(1.4)%

Non-interest income, which includes deposit fees and other service charges, mortgage banking operations, bank owned life insurance as well as changes in the valuation of financial instruments carried at fair value, decreased $2.1 million, or 2%, to $81.9 million for the year ended December 31, 2019, compared to $84.0 million for the year ended December 31, 2018.  This decrease was primarily due to the decrease in deposit fees and other service charges as well as the reduction in the fair value of financial instruments carried at fair value, partially offset by the increase in miscellaneous income.  Income from deposit fees and other service charges decreased by $1.4 million, or 3%, to $46.6 million for the year ended December 31, 2019, compared to $48.1 million for the prior year as a result of Banner becoming subject to the Durbin Amendment on July 1, 2019, which reduced interchange fee income by approximately $7 million during the second half of 2019. Mortgage banking revenues, including gains on one- to four-family and multifamily loan sales and loan servicing fees, increased by $872,000 to $22.2 million for the year ended December 31, 2019, compared to $21.3 million in the prior year. Sales of one- to four-family loans held for sale for the year ended December 31, 2019 resulted in gains of $18.0 million, compared to $14.9 million for the year ended December 31, 2018. In addition, for the year ended December 31, 2019, mortgage banking revenues included $2.4 million of gains on the sale of multifamily loans, compared to $3.8 million for the year ended December 31, 2018. The $1.5 million increase in miscellaneous income was primarily driven by higher gains on the sales of Small Business Administration loans as well as an increase in interest rate swap income, partially offset by an increase in losses related to the disposition of assets. Securities sales for the year ended December 31, 2019 resulted in a gain of $33,000 compared to an $837,000 loss for securities sold for the year ended December 31, 2018.

For the year ended December 31, 2019, we recorded a net loss of $208,000 for changes in the valuation of financial instruments carried at fair value, compared to a net gain of $3.8 million for the year ended December 31, 2018.  The adjustments in 2018 primarily reflected changes in the valuation of certain corporate bonds largely as a result of a combination of both increased market interest rates and increased spreads. Following the adoption of new accounting guidance, beginning in the first quarter of 2018, Banner no longer reflects changes in the fair value of its junior subordinated debentures related to instrument-specific credit risk in the Consolidated Statements of Operations, but rather reports such changes in the Consolidated Statements of Comprehensive Income and includes them in total shareholders’ equity in the Consolidated Statements of Financial Condition.

Non-interest Expense.  The following table represents key elements of non-interest expense for the years ended December 31, 2019, 2018, 2017 (dollars in thousands).

Table 19: Non-interest Expense

	2019 compared to 2018				2018 compared to 2017
	2019	2018	Change Amount	Change Percent	2018	2017	Change Amount	Change Percent
Salary and employee benefits	$226,409	$202,613	$23,796	11.7%	$202,613	$192,096	$10,517	5.5%
Less capitalized loan origination costs	(28,934)	(17,925)	(11,009)	61.4%	(17,925)	(17,379)	(546)	3.1%
Occupancy and equipment	52,390	49,215	3,175	6.5%	49,215	47,866	1,349	2.8%
Information/computer data services	22,458	18,823	3,635	19.3%	18,823	17,245	1,578	9.2%
Payment and card processing expenses	16,993	15,412	1,581	10.3%	15,412	14,330	1,082	7.6%
Professional and legal expenses	9,736	17,945	(8,209)	(45.7)%	17,945	17,534	411	2.3%
Advertising and marketing	7,836	8,346	(510)	(6.1)%	8,346	8,637	(291)	(3.4)%
Deposit insurance	2,840	4,446	(1,606)	(36.1)%	4,446	4,689	(243)	(5.2)%
State/Municipal business and use taxes	3,880	3,284	596	18.1%	3,284	2,594	690	26.6%
REO operations	303	804	(501)	(62.3)%	804	(2,030)	2,834	(139.6)%
Amortization of core deposit intangibles	8,151	6,047	2,104	34.8%	6,047	6,246	(199)	(3.2)%
Miscellaneous	28,122	26,754	1,368	5.1%	26,754	27,142	(388)	(1.4)%
	$350,184	$335,764	$14,420	4.3%	$335,764	$318,970	$16,794	5.3%
Acquisition-related costs	$7,544	$5,607	$1,937	34.5%	$5,607	$—	$5,607	nm
Total non-interest expense	$357,728	$341,371	$16,357	4.8%	$341,371	$318,970	$22,401	7.0%
Non-interest expense for the year ended December 31, 2019 was $357.7 million, an increase of $16.4 million, or 5%, as compared to the same period in 2018. The increase was largely attributable to the inclusion of acquired Skagit operations for the full year of 2019, as well as the AltaPacific operations for the last two months of 2019, higher salary and employee benefits and expenses related primarily to the operations acquired in the Skagit acquisition, partially offset by increases in capitalized loan origination costs as well as lower professional and legal expenses.

Salary and employee benefits expenses increased $23.8 million to $226.4 million for the year ended December 31, 2019 from $202.6 million for the year ended December 31, 2018, primarily reflecting additional staffing related to the operations acquired from the acquisition of Skagit on November 1, 2018, normal salary and wage adjustments and a $1.6 million expense recognized in the third quarter of 2019 as a result of decreasing the discount rate the Company uses to calculate its liability associated with deferred compensation plans.  Capitalized loan origination costs increased $11.0 million for the year ended December 31, 2019, compared to the same periods in the prior year, reflecting the increase in held-for-sale loan originations and loan renewals as well as higher deferred costs on a per loan basis related to the annual update of our deferred loan cost models. Occupancy and equipment expenses increased $3.2 million, or 6%, to $52.4 million in 2019, compared to $49.2 million in 2018, primarily reflecting the operations acquired from the Skagit acquisition. Information and computer data services expense increased $3.6 million, or 19%, to $22.5 million in the current year, compared to $18.8 million in the prior year, reflecting incremental costs as the Company continued to grow. Professional and legal expense decreased $8.2 million to $9.7 million for the year ended December 31, 2019 from $17.9 million for the year ended December 31, 2018. The decrease in professional and legal expenses was primarily driven by the completion of projects associated with the build-out of compliance and risk management infrastructure during 2018 as well as a $4.0 million accrual for pending litigation recorded in the fourth quarter of 2018. Deposit insurance expense decreased $1.6 million for the year ended December 31, 2019, compared to the same period in 2018 as the result of a credit of $2.7 million recognized in the third quarter of 2019 for previously paid deposit insurance premiums. REO operations for the year ended December 31, 2019 resulted in expense of $303,000, compared to expense of $804,000 in the prior year. The amortization of core deposit intangibles for the year ended December 31, 2019 increased $2.1 million, compared to the same period in 2018 as a result of the core deposit intangible acquired from the Skagit acquisition. There were $7.5 million of acquisition-related costs added to non-interest expense in the current year, compared to $5.6 million in the year ended December 31, 2018.

Income Taxes. For the year ended December 31, 2019, we recognized $36.9 million in income tax expense for an effective rate of 20.1%, which reflects the new lower federal corporate income tax rate effective beginning in 2018, as well as the benefits from tax exempt income sources. Our blended federal and state statutory income tax rate is 23.5%, representing a blend of the statutory federal income tax rate of 21.0% and apportioned effects of the state and local jurisdictions where we do business. For the year ended December 31, 2018, we recognized $28.6 million in income tax expense for an effective tax rate of 17.3%, which included $5.5 million of tax benefit adjustments primarily due to the release of a $4.2 million valuation reserve previously recorded in the fourth quarter of 2017 as a provisional amount related to the enactment of the 2017 Tax Act. For more information on income taxes and deferred taxes, see Note 12 of the Notes to the Consolidated Financial Statements.

Comparison of Results of Operations for the Years Ended December 31, 2018 and 2017

See Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.
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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a substantial portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of December 31, 2019, our loans with interest rate floors totaled approximately $2.88 billion and had a weighted average floor rate of 4.73% compared to a current average note rate of 5.31%.

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

The following table sets forth as of December 31, 2019, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

Table 20: Interest Rate Risk Indicators

	December 31, 2019
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$11,386	2.4%	$53,293	5.7%	$(151,681)	(6.7)%
+300	17,181	3.7	60,988	6.5	(59,290)	(2.6)
+200	17,889	3.8	56,764	6.0	18,185	0.8
+100	12,401	2.6	37,958	4.0	49,479	2.2
0	—	—	—	—	—	—
-50	(9,889)	(2.1)	(29,259)	(3.1)	(73,682)	(3.3)
-100	(22,230)	(4.7)	(64,129)	(6.8)	(168,942)	(7.5)

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

Table 21, Interest Sensitivity Gap, presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 2019.  The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At December 31, 2019, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $3.13 billion, representing a one-year cumulative gap to total assets ratio of 24.83%.

Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible. Management believes that our current level of interest rate risk is reasonable.

The following table provides a GAP analysis as of December 31, 2019 (dollars in thousands):

Table 21:  Interest Sensitivity Gap

	December 31, 2019
	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$823,216	$55,370	$112,350	$19,724	$10,276	$1,037	$1,021,973
Fixed-rate mortgage loans	321,792	226,084	735,192	482,134	438,854	26,995	2,231,051
Adjustable-rate mortgage loans	1,155,874	447,070	1,272,478	663,200	169,849	—	3,708,471
Fixed-rate mortgage-backed securities	97,447	93,975	286,184	197,459	409,285	172,599	1,256,949
Adjustable-rate mortgage-backed securities	135,168	9,566	40,330	11,185	5,219	—	201,468
Fixed-rate commercial/agricultural loans	148,831	113,898	233,900	94,812	73,220	28,006	692,667
Adjustable-rate commercial/agricultural loans	993,941	35,098	79,658	49,600	27,748	—	1,186,045
Consumer and other loans	470,205	60,895	75,619	17,370	16,721	37,524	678,334
Investment securities and interest-earning deposits	117,032	22,710	44,234	46,018	72,072	99,608	401,674
Total rate sensitive assets	4,263,506	1,064,666	2,879,945	1,581,502	1,223,244	365,769	11,378,632
Interest-bearing liabilities: (2)
Interest-bearing checking accounts	100,846	52,665	187,748	156,021	284,804	497,919	1,280,003
Regular savings	200,227	135,421	437,916	311,208	447,568	401,701	1,934,041
Money market deposit accounts	178,518	118,036	390,440	286,519	425,890	369,792	1,769,195
Certificates of deposit	507,107	339,775	247,563	24,021	2,207	—	1,120,673
FHLB advances	300,000	—	150,000	—	—	—	450,000
Trust preferred securities	147,944	—	—	—	—	—	147,944
Retail repurchase agreements	118,474	—	—	—	—	—	118,474
Total rate sensitive liabilities	1,553,116	645,897	1,413,667	777,769	1,160,469	1,269,412	6,820,330
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$2,710,390	$418,769	$1,466,278	$803,733	$62,775	$(903,643)	$4,558,302
Cumulative excess of interest-sensitive assets	$2,710,390	$3,129,159	$4,595,437	$5,399,170	$5,461,945	$4,558,302	$4,558,302
Cumulative ratio of interest-earning assets to interest-bearing liabilities	274.51%	242.30%	227.20%	222.98%	198.40%	166.83%	166.83%
Interest sensitivity gap to total assets	21.50%	3.32%	11.63%	6.38%	0.50%	(7.17)%	36.17%
Ratio of cumulative gap to total assets	21.50%	24.83%	36.46%	42.84%	43.33%	36.17%	36.17%

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

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest-bearing checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(1.07) billion, or (8.48)% of total assets at December 31, 2019.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits that are included in the average balance calculations reflected in Table 14, Analysis of Net Interest Spread.

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the years ended December 31, 2019, 2018 and 2017, our loan originations exceeded our loan repayments by $1.40 billion, $1.31 billion and $1.10 billion, respectively.  During those periods we purchased loans of $9.8 million, $33.7 million and $126.5 million, respectively. This activity was funded primarily by proceeds from the sale of loans, increased core deposits, principal repayment and maturities of securities, and additional borrowings in 2018. During the years ended December 31, 2019, 2018 and 2017, we sold $1.10 billion, $791.7 million, and $1.05 billion, respectively, of loans.  Securities purchased during the years ended December 31, 2019, 2018 and 2017 totaled $332.4 million, $923.6 million, and $844.7 million, respectively, and securities repayments, maturities and sales in those periods were $458.6 million, $421.3 million, and $724.6 million, respectively.

Our primary financing activity is gathering deposits. Largely as a result of $313.4 million of deposits acquired in the AltaPacific acquisition as well as organic growth in deposits, our deposits increased by $571.6 million during the year ended December 31, 2019. Deposits increased by $1.29 billion during the year ended December 31, 2018, largely as a result of $810.2 million of deposits acquired in the Skagit acquisition as well as organic growth in deposits. Our core deposits have continued to increase as a result of our marketing focus on retail deposits. In addition, core deposits were positively impacted during 2019 by the acquisition of AltaPacific.  At December 31, 2019, core deposits amounted to $8.93 billion, or 89% of total deposits, compared with $8.16 billion, or 86% of total deposits at December 31, 2018, and $7.22 billion, or 88% of total deposits at December 31, 2017. Certificates of deposit are generally more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time. At December 31, 2019, certificates of deposit amounted to $1.12 billion, or 11% of our total deposits, including $846.9 million which were scheduled to mature within one year.  Certificates of deposit decreased from 14% of our total deposits at December 31, 2018, due to a decrease in brokered certificates of deposit and were 12% of total deposits at December 31,2017.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature.

FHLB advances (excluding fair value adjustments) decreased $90.2 million for the year ended December 31, 2019, after increasing $540.0 million for the year ended December 31, 2018.  Other borrowings at December 31, 2019 decreased $521,000 to $118.5 million following an increase of $23.1 million in 2018.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities.  During the years ended December 31, 2019, 2018 and 2017, we used our sources of funds primarily to fund loan commitments.  At December 31, 2019, we had outstanding commitments to extend credit, originate loans and for letters of credit totaling $3.21 billion.  While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB–Des Moines, that at December 31, 2019 provided for advances that in the aggregate may equal the lesser of 45% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $5.31 billion, and 45% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $132.7 million.  Advances under these credit facilities (excluding fair value adjustments) totaled $450.0 million at December 31, 2019.  In addition, Banner Bank has been approved for participation in the FRBSF's Borrower-In-Custody (BIC) program.  Under this program Banner Bank had available lines of credit of approximately $1.19 billion as of December 31, 2019, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans. We had no funds borrowed from the FRBSF at December 31, 2019 or 2018. At December 31, 2019, Banner Bank also had uncommitted federal funds line of credit agreements with other financial institutions totaling $110.0 million, while Islanders Bank had an uncommitted federal funds line of credit agreement with another financial institution totaling $5.0 million. No balances were outstanding under these agreements as of December 31, 2019. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage. Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner Corporation is a separate legal entity from the Banks and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner's primary sources of funds consist of capital raised through dividends or capital distributions from the Banks, although there are regulatory restrictions on the ability of the Banks to pay dividends. At December 31, 2019, Banner Corporation (on an unconsolidated basis) had liquid assets of $54.3 million.

As noted below, Banner Corporation and its subsidiary banks continued to maintain capital levels in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards. During the year ended December 31, 2019, total equity increased $115.4 million to $1.59 billion. At December 31, 2019, tangible common shareholders’ equity, which excludes goodwill and other intangible assets, was $1.19 billion, or 9.77% of tangible assets. See the discussion and reconciliation of non-GAAP financial information above in the Executive Overview section of this Management’s Discussion and Analysis of Financial Condition and Results of Operation for more detailed information with respect to tangible common shareholders’ equity. Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  In addition to the minimum capital ratios, the Banks have to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At December 31, 2019, Banner Corporation and the Banks each exceeded all current regulatory capital requirements and the fully phased-in capital conservation buffer requirement.

The following table shows the regulatory capital ratios of Banner Corporation and its subsidiaries, Banner Bank and Islanders Bank, as of December 31, 2019.

Table 22:  Regulatory Capital Ratios

Capital Ratios	Banner Corporation	Banner Bank	Islanders Bank
Total capital to risk-weighted assets	12.93%	12.55%	19.42%
Tier 1 capital to risk-weighted assets	11.97	11.60	18.17
Tier 1 capital to average leverage assets	10.71	10.45	11.66
Tier 1 common equity to risk-weighted assets	10.63	11.60	18.17

(See Item 1, “Business–Regulation,” and Note 15 of the Notes to the Consolidated Financial Statements for additional information regarding Banner Corporation’s and Banner Bank’s regulatory capital requirements.)

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

Contractual Obligations

The following table shows the obligations of Banner Corporation and its subsidiaries as of December 31, 2019 by maturity (in thousands):

Table 23: Contractual Obligations

	One Year or Less	After One to Three Years	After Three to Five Years	After Five Years	Total
Advances from Federal Home Loan Bank	$300,000	$150,000	$—	$—	$450,000
Junior subordinated debentures	—	—	—	147,944	147,944
Repurchase agreements	118,474	—	—	—	118,474
Certificates of Deposit	846,941	247,279	23,935	2,248	1,120,403
Operating lease obligations	16,197	26,482	14,668	16,489	73,836
Purchase obligation	29,256	31,458	3,763	1,493	65,970
Total	$1,310,868	$455,219	$42,366	$168,174	$1,976,627

In addition, we have contracts with various vendors to provide services, including information processing, for periods generally ranging from one to five years, for which our financial obligations are dependent upon acceptable performance by the vendor.  For additional information regarding future financial commitments, this discussion should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this filing, including Note 22: “Commitments and Contingencies.”

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

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The scope of management’s assessment of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2019 includes all of the Company’s consolidated operations except for those disclosure controls and procedures of AltaPacific that are subsumed by internal control over financial reporting.

(b)  Changes in Internal Controls Over Financial Reporting:  For the year ended December 31, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting:  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2019. We are in the process of evaluating the existing controls and procedures of AltaPacific and integrating AltaPacific into our internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have elected to exclude the non-integrated branches, systems, operations and related loans and deposits of AltaPacific, and AltaPacific Bank, from management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. The loans and deposits of AltaPacific and AltaPacific Bank represented $334.3 million, or 4%, and $292.6 million, or 3%, respectively, of the Company’s total loans and deposits as reported in our consolidated financial statements as of December 31, 2019. Our assessment of the internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the non-integrated branches, systems, operations and related loans and deposits that were formerly part of AltaPacific and AltaPacific Bank.

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

Code of Ethics

The Board of Directors has adopted a Code of Ethics and Business Conduct for our directors, officers (including its senior financial officers), and employees.  The Code of Ethics and Business Conduct was most recently approved by the Board of Directors on July 23, 2019; and the Code of Ethics and Business Conduct is reviewed by the Board on an annual basis.  The Code of Ethics and Business Conduct requires our officers, directors, and employees to maintain the highest standards of professional conduct.  A copy of the Code of Ethics and Business Conduct in substantially its current form was filed as an exhibit with Form 8-K on July 20, 2018, and is available without charge, upon request to Investor Relations, Banner Corporation, P.O. Box 907, Walla Walla, WA 99362.  The Code is also available on Banner's website at www.bannerbank.com.

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

(d) Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that provide for the award of securities or the grant of options to purchase securities to employees and directors of Banner and its subsidiaries that were in effect at December 31, 2019:

	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options or vesting of outstanding restricted stock and unit grants	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)
Equity compensation plans approved by security holders
2012 Restricted Stock and Incentive Bonus Plan	169	n/a	30,137
2014 Omnibus Incentive Plan	382,703	n/a	188,014
2018 Omnibus Incentive Plan	—		900,000
	382,872		1,118,151
Equity compensation plans not approved by security holders	—		—
Total	382,872		1,118,151

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

Banner Corporation

Date: February 21, 2020	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark J. Grescovich	/s/ Peter J. Conner
Mark J. Grescovich	Peter J. Conner
President and Chief Executive Officer; Director	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
Date: February 21, 2020	Date: February 21, 2020

/s/ John R. Layman	/s/ David I. Matson
John R. Layman	David I. Matson
Director	Director
Date: February 21, 2020	Date: February 21, 2020

/s/ Connie R. Collingsworth	/s/ Merline Saintil
Connie R. Collingsworth	Merline Saintil
Director	Director
Date: February 21, 2020	Date: February 21, 2020

/s/ Brent A. Orrico	/s/ David A. Klaue
Brent A. Orrico	David A. Klaue
Chairman of the Board	Director
Date: February 21, 2020	Date: February 21, 2020

/s/ Cheryl R. Bishop	/s/ Kevin F. Riordan
Cheryl R. Bishop	Kevin F. Riordan
Director	Director
Date: February 21, 2020	Date: February 21, 2020

/s/ Roberto R. Herencia	/s/ Terry Schwakopf
Roberto R. Herencia	Terry Schwakopf
Director	Director
Date: February 21, 2020	Date: February 21, 2020

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BANNER CORPORATION AND SUBSIDIARIES
(Item 8 and Item 15(a)(1))

February 21, 2020

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

February 21, 2020

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -

Integrated Framework (2013). Based on this assessment and those criteria, management believes that, as of December 31, 2019, the Company maintained effective internal control over financial reporting.
On November 1, 2019, the Company completed its acquisition of AltaPacific Bancorp, (AltaPacific) and its subsidiary, AltaPacific Bank. AltaPacific Bank was merged into Banner Bank, a wholly owned subsidiary of the Company, on November 1, 2019. As of December 31, 2019, the majority of the acquired systems and operations of AltaPacific and AltaPacific Bank, including the branches, loans, deposits and core operating system, had not been converted to the Company’s systems or integrated into its operations. As permitted by the Securities and Exchange Commission, management elected to exclude the non-integrated branches, systems, operations and related loans and deposits of AltaPacific, and AltaPacific Bank, from management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. The loans and deposits of AltaPacific and AltaPacific Bank represented $334.3 million, or 4%, and $292.6 million, or 3%, respectively, of the Company’s total loans and deposits as reported in our consolidated financial statements as of December 31, 2019. Our assessment of the internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the non-integrated branches, systems, operations and related loans and deposits that were formerly part of AltaPacific and AltaPacific Bank.
The Company's independent registered public accounting firm has audited the Company's consolidated financial statements that are included in this annual report and the effectiveness of our internal control over financial reporting as of December 31, 2019 and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8. The audit report expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2019.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Banner Corporation and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Banner Corporation and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

As discussed in the accompanying Management Report on Internal Control Over Financial Reporting, on November 1, 2019, the Company acquired AltaPacific Bancorp, Inc. and its subsidiary, AltaPacific Bank (“AltaPacific”). For the purposes of assessing internal control over financial reporting, management excluded the non-integrated branches, systems, operations and related loans and deposits of AltaPacific. The loans and deposits of AltaPacific represented $334.3 million, or 4%, and $292.6 million, or 3%, respectively, of the Company’s consolidated total loans and deposits as reported in the consolidated financial statements as of December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting of the non-integrated branches, systems, operations and related loans and deposits of AltaPacific.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated allowance for loan losses balance was $100.6 million at December 31, 2019. The allowance for loan losses is maintained to provide for estimated inherent losses based on evaluating risks in the loan portfolio and is based upon the Company’s analysis of the factors underlying the quality of the loan portfolio. These factors include, among others, changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current economic conditions, analysis of individual loans for which full collectability may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans.

We identified management’s risk ratings of loans and the estimation of qualitative and environmental factors, both of which are used in the allowance for loan losses calculation, as a critical audit matter. The Company uses credit quality indicators, including internally determined risk ratings, to classify loans into pools and to estimate inherent loss rates for each of the loan pools, which are used in the calculation of the allowance for loan losses. Determination of the risk rating involves significant management judgement. The qualitative and environmental factors are used to estimate losses related to factors that are not captured in the historical loss rates, and are based on management’s evaluation of available internal and external data and involves significant management judgement. Auditing management’s judgments regarding the determination of risk ratings and qualitative and environmental factors applied to the allowance for loan losses involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included:

•
Testing the design, implementation, and operating effectiveness of controls relating to management’s calculation of the allowance for loan losses, including controls over the accuracy of risk ratings of loans and the determination of the qualitative and environmental factors used.

•
Testing a risk-based targeted selection of loans to gain substantive evidence that the Company is appropriately rating these loans in accordance with its policies, and that the risk ratings for the loans are reasonable.

•
Obtaining management’s analysis and supporting documentation related to the qualitative and environmental factors, and testing whether the environmental and qualitative factors used in the calculation of the allowance for loan losses are supported by the analysis provided by management.

•
Testing the appropriateness of the methodology and assumptions used in the calculation of the allowance for loan losses, and testing the calculation itself, including completeness and accuracy of the data used in the calculation, application of the loan risk ratings determined by management and used in the calculation, application of the environmental and qualitative factors determined by management and used in the calculation, and recalculation of the allowance for loan losses balance.

•
Performing an independent sensitivity analysis to evaluate the reasonableness of the qualitative and environmental factors used by management to account for inherent losses that are not captured in the calculation of the allowance for loan losses based on historical loss rates alone.

/s/ Moss Adams LLP

Spokane, Washington
February 21, 2020

We have served as the Company’s auditor since 2004.

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except shares)
December 31, 2019 and 2018

ASSETS	2019	2018
Cash and due from banks	$234,359	$231,029
Interest bearing deposits	73,376	41,167
Total cash and cash equivalents	307,735	272,196
Securities—trading	25,636	25,896
Securities—available-for-sale, amortized cost $1,529,946 and $1,648,421, respectively	1,551,557	1,636,223
Securities—held-to-maturity, fair value $237,805 and $232,537, respectively	236,094	234,220
Federal Home Loan Bank (FHLB) stock	28,342	31,955
Loans held for sale (includes $199.4 million and $164.8 million, respectively, at fair value)	210,447	171,031
Loans receivable	9,305,357	8,684,595
Allowance for loan losses	(100,559)	(96,485)
Net loans	9,204,798	8,588,110
Accrued interest receivable	37,962	38,593
Real estate owned (REO), held for sale, net	814	2,611
Property and equipment, net	178,008	171,809
Goodwill	373,121	339,154
Other intangible assets, net	29,158	32,924
Bank-owned life insurance (BOLI)	192,088	177,467
Deferred tax assets, net	59,639	75,020
Other assets	168,632	74,108
Total assets	$12,604,031	$11,871,317
LIABILITIES
Deposits:
Non-interest-bearing	$3,945,000	$3,657,817
Interest-bearing transaction and savings accounts	4,983,238	4,498,966
Interest-bearing certificates	1,120,403	1,320,265
Total deposits	10,048,641	9,477,048
Advances from FHLB	450,000	540,189
Other borrowings	118,474	118,995
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	119,304	114,091
Accrued expenses and other liabilities	227,889	102,061
Deferred compensation	45,689	40,338
Total liabilities	11,009,997	10,392,722
COMMITMENTS AND CONTINGENCIES (Note 22)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized, 35,712,384 shares issued and outstanding at December 31, 2019; 35,107,839 shares issued and outstanding at December 31, 2018	1,373,198	1,336,030
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; 39,192 shares issued and outstanding at December 31, 2019; 74,933 shares issued and outstanding at December 31, 2018	742	1,406
Retained earnings	186,838	134,055
Accumulated other comprehensive income	33,256	7,104
Carrying value of shares held in trust for stock related compensation plans	(7,507)	(7,289)
Liability for common stock issued for stock related compensation plans	7,507	7,289
Total shareholders' equity	1,594,034	1,478,595
Total liabilities and shareholders' equity	$12,604,031	$11,871,317
See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for per share amounts)
For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
INTEREST INCOME:
Loans receivable	$471,473	$413,370	$374,449
Mortgage-backed securities	38,640	35,076	24,535
Securities and cash equivalents	15,566	15,186	13,300
Total interest income	525,679	463,632	412,284
INTEREST EXPENSE:
Deposits	37,630	20,642	12,273
FHLB advances	12,234	5,636	1,908
Other borrowings	330	245	317
Junior subordinated debentures	6,574	6,136	4,752
Total interest expense	56,768	32,659	19,250
Net interest income before provision for loan losses	468,911	430,973	393,034
PROVISION FOR LOAN LOSSES	10,000	8,500	8,000
Net interest income	458,911	422,473	385,034
NON-INTEREST INCOME
Deposit fees and other service charges	46,632	48,074	43,452
Mortgage banking operations	22,215	21,343	20,880
BOLI	4,645	4,505	4,618
Miscellaneous	8,632	7,148	8,985
	82,124	81,070	77,935
Net gain (loss) on sale of securities	33	(837)	(2,080)
Net change in valuation of financial instruments carried at fair value	(208)	3,775	(2,844)
Gain on sale of branches, including related loans and deposits	—	—	12,189
Total non-interest income	81,949	84,008	85,200
NON-INTEREST EXPENSE:
Salary and employee benefits	226,409	202,613	192,096
Less capitalized loan origination costs	(28,934)	(17,925)	(17,379)
Occupancy and equipment	52,390	49,215	47,866
Information/computer data services	22,458	18,823	17,245
Payment and card processing expenses	16,993	15,412	14,330
Professional and legal expenses	9,736	17,945	17,534
Advertising and marketing	7,836	8,346	8,637
Deposit insurance	2,840	4,446	4,689
State/municipal business and use taxes	3,880	3,284	2,594
REO operations	303	804	(2,030)
Amortization of core deposit intangibles	8,151	6,047	6,246
Miscellaneous	28,122	26,754	27,142
	350,184	335,764	318,970
Acquisition related costs	7,544	5,607	—
Total non-interest expense	357,728	341,371	318,970
Income before provision for income taxes	183,132	165,110	151,264
PROVISION FOR INCOME TAXES	36,854	28,595	90,488
NET INCOME	$146,278	$136,515	$60,776

Earnings per common share
Basic	$4.20	$4.16	$1.85
Diluted	$4.18	$4.15	$1.84
Cumulative dividends declared per common share	$2.64	$1.96	$2.00

Weighted average number of common shares outstanding:
Basic	34,868,434	32,784,724	32,888,007
Diluted	34,967,684	32,894,425	32,986,707
See notes to the consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
NET INCOME	$146,278	$136,515	$60,776
OTHER COMPREHENSIVE LOSS, NET OF INCOME TAXES:
Unrealized holding gain (loss) on securities—available-for-sale arising during the period	33,843	(6,547)	(3,318)
Reclassification for net (gain) loss on securities—available-for-sale realized in earnings	(34)	839	2,109
Changes in fair value of junior subordinated debentures related to instrument specific credit risk	601	(15,384)	—
Income tax (expense) benefit related to other comprehensive income (loss)	(8,258)	5,028	423
Other comprehensive income (loss)	26,152	(16,064)	(786)
COMPREHENSIVE INCOME	$172,430	$120,451	$59,990

See notes to the consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except shares)
For the Years Ended December 31, 2019, 2018 and 2017

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Shareholders' Equity
	Shares	Amount
Balance, January 1, 2017	33,193,387	$1,213,837	$95,328	$(3,455)	$1,305,710
Net income			60,776		60,776
Other comprehensive loss				(786)	(786)
Reclassification of stranded tax effects from accumulated other comprehensive loss to retained earnings			795	(795)	—
Accrual of dividends on common stock ($2.00/share-cumulative)			(66,364)		(66,364)
Repurchase of common stock	(545,166)	(31,045)			(31,045)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	78,264	4,335			4,335
Balance, December 31, 2017	32,726,485	$1,187,127	$90,535	$(5,036)	$1,272,626

Balance, January 1, 2018	32,726,485	$1,187,127	$90,535	$(5,036)	$1,272,626
Cumulative effect of reclassification of the instrument-specific credit risk portion of junior subordinated debentures fair value adjustments and reclassification of equity securities from available-for-sale			(28,204)	28,204	—
Net income			136,515		136,515
Other comprehensive loss				(16,064)	(16,064)
Accrual of dividends on common stock ($1.96/share-cumulative)			(64,791)		(64,791)
Repurchase of common stock	(594,711)	(34,401)			(34,401)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(57,073)	5,001			5,001
Issuance of shares for acquisition	3,108,071	179,709			179,709
Balance, December 31, 2018	35,182,772	$1,337,436	$134,055	$7,104	$1,478,595

(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(continued) (in thousands, except shares)
For the Years Ended December 31, 2019, 2018 and 2017

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders' Equity
	Shares	Amount
Balance, January 1, 2019	35,182,772	$1,337,436	$134,055	$7,104	$1,478,595
Net income			146,278		146,278
Other comprehensive income				26,152	26,152
Accrual of dividends on common stock ($2.64/share-cumulative)			(93,495)		(93,495)
Repurchase of common stock	(1,000,000)	(53,922)			(53,922)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(9,547)	5,226			5,226
Issuance of shares for acquisition	1,578,351	85,200			85,200
Balance, December 31, 2019	35,751,576	$1,373,940	$186,838	$33,256	$1,594,034

See notes to the consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
OPERATING ACTIVITIES:
Net income	$146,278	$136,515	$60,776
Adjustments to reconcile net income to net cash provided from (used by) operating activities:
Depreciation	17,282	15,232	14,701
Deferred income and expense, net of amortization	(881)	(6,571)	1,972
Amortization of core deposit intangibles	8,151	6,047	6,246
(Gain) loss on sale of securities, net	(33)	837	2,080
Net change in valuation of financial instruments carried at fair value	208	(3,775)	2,844
Proceeds from sales of securities—trading	—	—	1,258
Principal repayments and maturities of securities—trading	—	100	1,849
Gain on sale of branches, including related loans and deposits	—	—	(12,189)
Decrease (increase) in deferred taxes	15,548	(3,498)	56,267
Increase (decrease) in current taxes payable	607	3,938	(2,965)
Equity-based compensation	7,142	6,554	5,965
Increase in cash surrender value of BOLI	(4,246)	(4,471)	(4,057)
Gain on sale of loans, net of capitalized servicing rights	(15,993)	(15,066)	(15,225)
Loss (gain) on disposal of real estate held for sale and property and equipment	1,075	(833)	(4,295)
Provision for loan loss	10,000	8,500	8,000
Provision for real estate held for sale	—	387	256
Origination of loans held for sale	(1,094,237)	(896,461)	(807,137)
Proceeds from sales of loans held for sale	1,070,814	781,879	1,027,989
Net change in:
Other assets	(18,429)	(15,861)	2,546
Other liabilities	5,588	17,322	(179)
Net cash provided from operating activities	148,874	30,775	346,702
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(277,503)	(913,951)	(838,247)
Principal repayments and maturities of securities—available-for-sale	321,510	173,454	187,080
Proceeds from sales of securities—available-for-sale	86,083	214,609	522,564
Purchases of securities—held-to-maturity	(54,850)	(9,612)	(6,490)
Principal repayments and maturities of securities—held-to-maturity	50,962	33,152	11,817
Loan originations, net of repayments	(304,191)	(416,218)	(288,951)
Purchases of loans and participating interest in loans	(9,798)	(33,680)	(126,508)
Proceeds from sales of other loans	27,560	9,853	21,923
Net cash (paid) received from acquisitions and branch divestitures	26,944	(1,574)	113,222
Purchases of property and equipment	(24,700)	(23,094)	(12,244)
Proceeds from sale of real estate held for sale and sale of other property	7,815	7,768	20,121
Proceeds from FHLB stock repurchase program	175,998	143,175	118,304
Purchase of FHLB stock	(170,380)	(163,683)	(116,132)
Other	1,436	3,583	254
Net cash used by investing activities	(143,114)	(976,218)	(393,287)
(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued) (in thousands)
For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
FINANCING ACTIVITIES:
Increase in deposits, net	272,625	503,814	222,334
Proceeds from FHLB advances	450,000	—	—
Repayment of long term FHLB borrowing	(280,415)	(10)	(9)
Advances, net of (repayments) of overnight and short-term FHLB borrowings	(300,000)	540,000	(54,000)
(Decrease) increase in other borrowings, net	(520)	7,870	(9,825)
Cash dividends paid	(56,074)	(59,280)	(65,759)
Cash paid for repurchase of common stock	(53,922)	(34,401)	(31,045)
Taxes paid related to net share settlement for equity awards	(1,915)	(1,554)	(1,630)
Net cash provided from financing activities	29,779	956,439	60,066
NET CHANGE IN CASH AND CASH EQUIVALENTS	35,539	10,996	13,481
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	272,196	261,200	247,719
CASH AND CASH EQUIVALENTS, END OF YEAR	$307,735	$272,196	$261,200

	2019	2018	2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$58,239	$28,098	$18,875
Taxes paid in cash	27,329	21,664	35,500
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	303	1,645	10
Dividends accrued but not paid until after period end	51,199	13,778	8,226
ACQUISITIONS (DISPOSITIONS):
Assets acquired (disposed)	426,609	915,821	(259,398)
Liabilities assumed (transferred)	373,016	832,278	(160,465)

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:  Banner Corporation (Banner or the Company) is a bank holding company incorporated in the State of Washington.  The Company is primarily engaged in the business of planning, directing and coordinating the business activities of two wholly-owned subsidiaries, Banner Bank and Islanders Bank.  Banner Bank is a Washington-chartered commercial bank that conducts business from its headquarters in Walla Walla, Washington and, as of December 31, 2019, its 175 branch offices located in Washington, Oregon, California and Idaho. Banner Bank also has 18 loan production offices located in Washington, Oregon, California, Idaho and Utah.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks (DFI) and the Federal Deposit Insurance Corporation (the FDIC).

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

Basis of Presentation and Principles of Consolidation:  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material intercompany transactions, profits and balances have been eliminated. The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and under the rules and regulations of the U.S. Securities and Exchange Commission (the SEC). At December 31, 2019, the Company had ten wholly-owned subsidiary grantor trusts (the Trusts), each of which issued trust preferred securities (TPS) and common securities. The Trusts are not included in the Company’s consolidated financial statements.

Subsequent Events: The Company has evaluated events and transactions subsequent to December 31, 2019 for potential recognition or disclosure.

Cash and Cash Equivalents: Cash and cash equivalents include cash and due from banks and temporary investments which are federal funds sold and interest bearing balances due from other banks. Cash and cash equivalents generally have maturities of three months or less at the date of purchase.

Business Combinations: Business combinations are accounted for using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed, both tangible and intangible, and consideration exchanged are recorded at acquisition date fair values. The excess purchase consideration over fair value of net assets acquired is recorded as goodwill. In the event that the fair value of net assets acquired exceeds the purchase price, including fair value of liabilities assumed, a bargain purchase gain is recorded on that acquisition. Expenses incurred in connection with a business combination are expensed as incurred, except for those items permitted to be capitalized. Changes in deferred tax asset valuation allowances related to acquired tax uncertainties are recognized in net income after the measurement period.

Use of Estimates:  In the opinion of management, the accompanying consolidated statements of financial condition and related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows reflect all adjustments (which include reclassification and normal recurring adjustments) that are necessary for a fair presentation in conformity with GAAP.  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements.  Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Banner’s consolidated financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities measured at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangible assets, such as goodwill, core deposit intangibles (CDI) and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation or recognition of deferred tax assets and liabilities and (vii) the valuation of assets and liabilities acquired in business combinations and subsequent recognition of related income and expense.  These policies and judgments, estimates and assumptions are described in greater detail in subsequent Notes to the Consolidated Financial Statements.  Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company’s financial condition and operating results in future periods.

Securities: Debt securities are classified as held-to-maturity when the Company has the ability and positive intent to hold them to maturity.  Debt securities classified as available-for-sale are available for future liquidity requirements and may be sold prior to maturity.  Debt securities classified as trading are also available for future liquidity requirements and may be sold prior to maturity.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Debt securities classified as held-to-maturity are carried at cost, adjusted for amortization of premiums to the earliest callable date and accretion of discounts to the maturity date and, if appropriate, any other-than-temporary impairment losses.  Debt securities classified as available-for-sale are measured at fair value.  Unrealized holding gains and losses on debt securities classified as available-for-sale are excluded from earnings and are reported net of tax as accumulated other comprehensive income (AOCI), a component of shareholders’ equity, until realized.  Debt securities classified as trading are also measured at fair value.  Unrealized holding gains and losses on securities classified as trading are included in earnings.  (See Note 17 for a more complete discussion of accounting for the fair value of financial instruments.)  Declines in the fair value of debt securities below their cost that are deemed to be other-than-temporary are recognized in earnings as realized losses.  Realized gains and losses on sale are computed on the specific identification method and are included in earnings on the trade date sold.

Beginning January 1, 2018, equity securities were required to be measured at fair value with changes in the fair value recognized through net income. Prior to January 1, 2018 the Company had classified its equity securities as available-for-sale, subsequent to this date equity securities are reported in other assets.

The Company reviews investment securities on an ongoing basis for the presence of OTTI or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether the Company intends to sell a security or if it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity, and other factors.

For debt securities, if the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI.  If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security but the Company does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings.  The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected.  Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI.  The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to AOCI.  Impairment losses related to all other factors are presented as separate categories within AOCI.

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

Investment in FHLB Stock: At December 31, 2019, the Banks had $28.3 million in FHLB of Des Moines stock (FHLB stock), compared to $32.0 million at December 31, 2018. FHLB stock does not have a readily determinable fair value. The Banks' investments in FHLB stock is carried at cost or par value ($100 per share) adjusted for observable changes in market prices minus impairment. Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par, therefore there has been no observable changes in market prices. As members of the FHLB system, the Banks are required to maintain a minimum level of investment in FHLB stock based on specific percentages of their outstanding FHLB advances.

Management periodically evaluates FHLB stock for impairment. Management's determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB. The Company has determined there is no impairment on the FHLB stock investment as of December 31, 2019 and 2018.

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

Loans Held for Sale. Residential one- to four-family and multifamily mortgage loans originated with the intent to be sold in the secondary market are considered held for sale. Residential one- to four-family loans under best effort delivery commitments are carried at the lower of aggregate cost or estimated market value. Residential one- to four-family loans under mandatory delivery commitments are carried at fair value in order to match changes in the value of the loans with the value of the economic hedges on the loans. Fair values for residential mortgage loans held for sale are determined by comparing actual loan rates to current secondary market prices for similar loans. The Company elected fair value accounting on multifamily held-for-sale loans in order to match changes in the value of the loans with the value of the economic hedges on the loans. Fair values for multifamily loans held for sale are calculated based on discounted cash flows using a discount rate that is a combination of market spreads for similar loan types added to selected index rates. Net unrealized losses on loans held for sale that are carried at lower of cost or market are recognized through the valuation allowance by charges to income.  Non-refundable fees and direct loan origination costs related to loans held for sale carried at the lower of aggregate cost or estimated market value are recognized as part of the cost basis of the loan. Gains and losses on sales of loans held for sale are determined using the specific identification method and are recorded in the mortgage banking operations component of non-interest income.

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

Property is classified as held for sale when the Company commits to a plan to sell the property and is actively marketing the property for sale. Held for sale property is recorded at the lower of the estimated fair value of the property, less expected selling costs, or the book value at the date the property is transferred to held for sale. Depreciation is not recorded on held for sale property.

Right of Use Lease Asset & Lease Liability: The Company leases retail space, office space, storage space, and equipment under operating leases. Most leases require the Company to pay real estate taxes, maintenance, insurance and other similar costs in addition to the base rent. Certain leases also contain lease incentives, such as tenant improvement allowances and rent abatement. Variable lease payments are recognized as lease expense as they are incurred. We record an operating lease right of use (ROU) asset and an operating lease liability (lease liability) for operating leases with a lease term greater than 12 months. The ROU asset and lease liability are recorded in other assets and other liabilities, respectively, in the consolidated statement of financial condition.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Accordingly, ROU assets are reduced by tenant improvement allowances from landlords plus any prepaid rent. We do not separate lease and non-lease components of contracts. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. Many of our leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule, which are factored into our determination of lease payments when appropriate. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. The ROU asset and lease liability terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Goodwill: Goodwill represents the excess of the purchase consideration over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination and is not amortized but is reviewed annually, or more frequently as current circumstances and conditions warrant, for impairment. The Company completes its annual review of goodwill as of December 31. An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment test is used to identify the existence of impairment and the amount of impairment loss and compares the reporting unit's estimated fair value, including goodwill, to its carrying amount. If the fair value exceeds the carrying amount then goodwill is not considered impaired. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill allocated to that reporting unit. The impairment loss would be recognized as a charge to earnings. The disposal of a portion of a reporting unit that meets the definition of a business requires goodwill to be allocated for purposes of determining the gain or loss on disposal.

Other Intangible Assets:  Other intangible assets consist primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.  CDI is being amortized on an accelerated basis over a weighted average estimated useful life of three years to ten years.  These assets are reviewed at least annually for events or circumstances that could impact their recoverability.  These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy.  To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

Mortgage Servicing Rights: Servicing assets are recognized as separate assets when rights are acquired through purchase or sale of loans.  Generally, purchased servicing rights are capitalized at the cost to acquire the rights.  For sales of mortgage loans, the fair value of the servicing right is estimated and capitalized.  Fair values are estimated based on an independent dealer analysis of discounted cash flows. Capitalized servicing rights are reported in other assets and are amortized into mortgage banking operations in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

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

Derivative Instruments:  Derivatives include “off-balance-sheet” financial products, the value of which is dependent on the value of underlying financial assets, such as stock, bonds, foreign currency, or a reference rate or index.  Such derivatives include “forwards,” “futures,” “options” or “swaps.”  Banner Bank is a party to $3.6 million (all of which is designated in a hedge relationship) in notional amounts of interest rate swaps at December 31, 2019.  Some of these swaps serve as hedges to an equal amount of fixed rate loans which include market value prepayment penalties that mirror the provision of the specifically matched interest rate swaps.  In addition, Banner Bank uses an interest rate swap program for commercial loan customers that provides the customer with a variable rate loan and enters into an interest rate swap allowing them to effectively fix their loan interest rates.  These customer swaps are matched with third party swaps with qualified broker/dealer or banks to offset the risk.  At December 31, 2019, Banner Bank had $372.0 million in notional amounts of these customer interest rate swaps outstanding, with an equal amount of offsetting third party swaps also in place.  The fair value adjustments for these swaps are reflected in other assets or other liabilities as appropriate.

Further, as a part of its mortgage banking activities, the Company issues “rate lock” commitments to one- to four-family loan borrowers and obtains offsetting “best efforts” delivery commitments from purchasers of loans. The Company uses forward contracts for the sale of mortgage-backed securities and mandatory delivery commitments for the sale of loans to hedge one- to four-family loan "rate lock" commitments and one-

to four-family loans held for sale.  The Company also uses forward contracts for the sale of mortgage backed securities to hedge multifamily loans held for sale. The commitments to originate mortgage loans held for sale and the related delivery contracts are considered derivatives.  The Company recognizes all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to current earnings.  None of these residential mortgage loan related derivatives are designated as hedging instruments for accounting purposes.  Rather, they are accounted for as free-standing derivatives, or economic hedges, and the Company reports changes in fair values of its derivatives in current period net income.  The fair values for these instruments, which generally change as a result of changes in the level of market interest rates, are estimated based on dealer quotes and secondary market sources.  Assumptions used include rate assumptions based on historical information, current mortgage interest rates, the stage of completion of the underlying application and underwriting process, the time remaining until the expiration of the derivative loan commitment, and the expected net future cash flows related to the associated servicing of the loan (see Note 23 for a more complete discussion of derivatives and hedging).

Transfers of Financial Assets:  Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Banks, (2) the transferee obtains the right to pledge or exchange the transferred assets, and (3) the Banks do not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Earnings Per Share: Earnings per common share is computed under the two-class method. Pursuant to the two-class method, non-vested stock-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Application of the two-class method resulted in the equivalent earnings per share to the treasury method.

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

Comprehensive Income:  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  In addition, certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and changes in fair value of junior subordinated debentures related to instrument specific credit risk, are reported as a separate component of the equity section of the Consolidated Statements of Financial Condition, and such items, along with net income, are components of comprehensive income which is reported in the Consolidated Statements of Comprehensive Income.

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

Financial Instruments—Credit Losses (Topic 326)

In June 2016, FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial asset not excluded from the scope that have the contractual right to receive cash. The ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This ASU broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. The Company adopted this ASU effective January 1, 2020. The Company has formed an internal committee to oversee the project, engaged a third-party vendor to assist with the project and has completed its gap analysis phase of the project. In addition, the Company has selected a second third-party vendor to assist with building and developing the required models and has completed the initial build out of the required models. The Company has also selected a different third-party vendor to provide various economic forecast scenarios. The Company has developed a reasonable and supportable forecast based upon these economic forecast scenarios and has incorporated the reasonable and supportable forecast into the models. The Company has also developed a qualitative factor methodology and incorporated the qualitative factors into the models. The Company is in the process of finalizing its review of the model results related to the adoption of this ASU. Based on current model results Banner estimates the adoption of this ASU will result in a combined increase to its Allowance for Credit Loss and Reserve for Unfunded Loan Commitments of 10% to 20%. The increase is primarily the result of an increased allowance for credit losses on one- to four-family and other homogeneous loans, as well as an increase in the reserve for unfunded loan commitments. The increase will be recorded as an adjustment to equity as of the adoption date. In addition to the increase in the allowance for credit losses upon adoption, the Company expects more variability in its quarterly provision for credit losses going forward due to the model sensitivity to changes in the economic forecast and other factors.  Based on the credit quality of our held-to-maturity debt security portfolio, the allowance for credit losses recorded at adoption on this portfolio is expected to be nominal. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available-for-sale will be replaced with an allowance approach, no allowance for credit losses is expected to be recorded at adoption on this portfolio.

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

Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)

In August 2018, FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU broaden the scope of ASC Subtopic 350-40 to include costs incurred to implement a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred, consistent with the accounting for costs for internal-use software. The amendments in this ASU result in consistent capitalization of implementation costs of a hosting arrangement that is a service contract and implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this ASU effective January 1, 2020 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Fair Value Measurement (Topic 820)

In August 2018, FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The ASU removes, modifies and adds disclosure requirements in Topic 820. The following disclosure requirements were removed: 1) the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2) the policy for timing of transfers between levels, and 3) the valuation processes for Level 3 fair value measurements. This ASU modified disclosure requirements by requiring: that the measurement uncertainty disclosure communicates information about the uncertainty in measurement as of the reporting date. The following disclosure requirements were added: 1) changes in unrealized gains and losses for the period included in other comprehensive income for the recurring Level 3 fair value measurements held at the end of the reporting period, and 2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company adopted this ASU effective January 1, 2020. Adoption of ASU 2018-13 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Note 3:  BUSINESS COMBINATIONS

Acquisition of AltaPacific Bancorp
On November 1, 2019, the Company completed the acquisition of 100% of the outstanding common shares of AltaPacific Bancorp (AltaPacific), the holding company for AltaPacific Bank, a California state-chartered commercial bank. AltaPacific was merged into Banner and AltaPacific Bank was merged into Banner Bank. Pursuant to the previously announced terms of the acquisition, AltaPacific shareholders received 0.2712 shares of Banner common stock in exchange for each share of AltaPacific common stock, plus cash in lieu of any fractional shares and to buy out AltaPacific stock options. The merged banks will operate as Banner Bank post system conversion. The primary reason for the acquisition was to expand the Company's presence in California by adding density within our existing geographic footprint. The acquisition provided $425.7 million in assets, $313.4 million in deposits and $332.4 million in loans to Banner.

The application of the acquisition method of accounting resulted in recognition of a CDI asset of $4.6 million and goodwill of $34.0 million. The acquired CDI has been determined to have a useful life of approximately ten years and will be amortized on an accelerated basis. Goodwill is not amortized but will be evaluated for impairment on an annual basis or more often if circumstances dictate to determine if the carrying value remains appropriate. Goodwill will not be deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes.

The following table presents a summary of the consideration paid and the estimated fair values as of the acquisition date for each major class of assets acquired and liabilities assumed (in thousands):

	AltaPacific
	November 1, 2019
Consideration to AltaPacific equity holders:
Cash paid		$2,360
Fair value of common shares issued		85,200
Total consideration		87,560

Fair value of assets acquired:
Cash and cash equivalents	39,686
Securities	20,348
Federal Home Loan Bank stock	2,005
Loans receivable (contractual amount of $338.2 million)	332,355
Real estate owned held for sale	650
Property and equipment	3,809
Core deposit intangible	4,610
Bank-owned life insurance	11,890
Deferred tax asset	166
Other assets	10,150
Total assets acquired	425,669

Fair value of liabilities assumed:
Deposits	313,374
Advances from FHLB	40,226
Junior subordinated debentures	5,814
Deferred compensation	4,508
Other liabilities	8,154
Total liabilities assumed	372,076

Net assets acquired		53,593
Goodwill		$33,967

Acquired goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The Company paid this premium for a number of reasons, including growing the Company's customer base, acquiring assembled workforces, and expanding its presence in existing markets. See Note 16, Goodwill, Other Intangible Assets and Mortgage Servicing Rights for the accounting for goodwill and other intangible assets.
Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. Additional adjustments to the acquisition accounting that may be required would most likely involve loans, property and equipment, or the deferred tax asset. As of November 1, 2019, the unpaid principal balance on purchased non-credit-impaired loans was $333.5 million. The fair value of the purchased non-credit-impaired loans was $328.2 million, resulting in a discount of $5.3 million recorded on these loans, which includes $5.8 million of a credit related discount. This discount is being accreted into income over the life of the loans on an effective yield basis.

The following table presents the acquired AltaPacific PCI loans as of the acquisition date (in thousands):

AltaPacific
November 1, 2019
Acquired PCI loans:
Contractually required principal and interest payments	$5,881
Nonaccretable difference	(1,046)
Cash flows expected to be collected	4,835
Accretable yield	(683)
Fair value of PCI loans	$4,152

The financial results of the Company include the revenues and expenses produced by the acquired assets and assumed liabilities of AltaPacific since November 1, 2019. Disclosure of the amount of AltaPacific's revenue and net income (excluding integration costs) included in the Company’s Consolidated Statements of Operations is impracticable due to the integration of the operations and accounting for this acquisition. The pro forma impact of the AltaPacific acquisition to the historical financial results was determined to not be significant.

Acquisition of Skagit Bancorp, Inc.
Effective as of the close of business on November 1, 2018, the Company acquired 100% of the outstanding common shares of Skagit Bancorp, Inc. (“Skagit”) and its wholly-owned subsidiary, Skagit Bank, a Washington state chartered commercial bank headquartered in Burlington, Washington, with 11 branches serving markets along the I-5 corridor from Seattle to the Canadian border. On that date, Skagit merged with and into Banner and Skagit Bank merged with and into Banner Bank. Pursuant to the terms of the merger, the equity holders of Skagit received an aggregate of 3.1 million shares of Banner voting common stock, plus cash in lieu of fractional shares and cash to buyout Skagit stock options for total consideration paid of $180.0 million. The acquisition provided $915.8 million in assets, $810.2 million in deposits and $632.4 million in loans to Banner.
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

Acquired goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The primary reason for the acquisition was to expand the Company’s presence and density in the North Sound region of the Pacific Northwest along the I-5 corridor. The Company paid this premium for a number of reasons, including growing the Company's customer base, acquiring assembled workforces, and expanding its presence in existing markets. See Note 16, Goodwill, Other Intangible Assets and Mortgage Servicing Rights for the accounting for goodwill and other intangible assets.
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
The following table presents the acquired Skagit PCI loans as of the acquisition date (in thousands):

Skagit
November 1, 2018
Acquired PCI loans:
Contractually required principal and interest payments	$9,897
Nonaccretable difference	(1,915)
Cash flows expected to be collected	7,982
Accretable yield	(995)
Fair value of PCI loans	$6,987

The financial results of the Company include the revenues and expenses produced by the acquired assets and assumed liabilities of Skagit since November 1, 2018. Disclosure of the amount of Skagit’s revenue and net income (excluding integration costs) included in the Company’s Consolidated Statements of Operations is impracticable due to the integration of the operations and accounting for this acquisition. The pro forma impact of the Skagit acquisition to the historical financial results was determined to not be significant.

Note 4:  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at December 31, 2019 and 2018 are summarized as follows (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
Corporate bonds	$27,203			$25,636

Available-for-Sale:
U.S. Government and agency obligations	$90,468	$286	$(1,156)	$89,598
Municipal bonds	101,927	5,233	(3)	107,157
Corporate bonds	4,357	14	(6)	4,365
Mortgage-backed or related securities	1,324,999	20,325	(3,013)	1,342,311
Asset-backed securities	8,195	—	(69)	8,126
	$1,529,946	$25,858	$(4,247)	$1,551,557
Held-to-Maturity:
U.S. Government and agency obligations	$385	$4	$—	$389
Municipal bonds:	177,208	3,733	(2,213)	178,728
Corporate bonds	3,353	—	(11)	3,342
Mortgage-backed or related securities	55,148	921	(723)	55,346
	$236,094	$4,658	$(2,947)	$237,805

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
Corporate bonds	$27,203			$25,896

Available-for-Sale:
U.S. Government and agency obligations	$151,012	$149	$(2,049)	$149,112
Municipal bonds	116,548	1,806	(532)	117,822
Corporate bonds	3,556	—	(61)	3,495
Mortgage-backed or related securities	1,355,258	5,210	(16,607)	1,343,861
Asset-backed securities	22,047	6	(120)	21,933
	$1,648,421	$7,171	$(19,369)	$1,636,223
Held-to-Maturity:
U.S. Government and agency obligations	$1,006	$14	$(1)	$1,019
Municipal bonds:	176,663	1,727	(2,578)	175,812
Corporate bonds	3,736	—	(13)	3,723
Mortgage-backed or related securities	52,815	66	(898)	51,983
	$234,220	$1,807	$(3,490)	$232,537

At December 31, 2019 and 2018, the gross unrealized losses and the fair value for securities available-for-sale and held-to-maturity aggregated by the length of time that individual securities have been in a continuous unrealized loss position was as follows (in thousands):

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$2,747	$(20)	$60,979	$(1,136)	$63,726	$(1,156)
Municipal bonds	1,902	—	494	(3)	2,396	(3)
Corporate bonds	594	(6)	—	—	594	(6)
Mortgage-backed or related securities	300,852	(2,829)	33,360	(184)	334,212	(3,013)
Asset-backed securities	1,204	(17)	5,989	(52)	7,193	(69)
	$307,299	$(2,872)	$100,822	$(1,375)	$408,121	$(4,247)
Held-to-Maturity:
U.S. Government and agency obligations	$—	$—	$—	$—	$—	$—
Municipal bonds	44,605	(1,889)	19,017	(324)	63,622	(2,213)
Corporate bonds	—	—	489	(11)	489	(11)
Mortgage-backed or related securities	11,117	(723)	—	—	11,117	(723)
	$55,722	$(2,612)	$19,506	$(335)	$75,228	$(2,947)

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$75,885	$(1,240)	$50,508	$(809)	$126,393	$(2,049)
Municipal bonds	6,422	(54)	27,231	(478)	33,653	(532)
Corporate bonds	3,199	(56)	295	(5)	3,494	(61)
Mortgage-backed or related securities	316,074	(2,939)	571,989	(13,668)	888,063	(16,607)
Asset-backed securities	10,582	(24)	9,913	(96)	20,495	(120)
	$412,162	$(4,313)	$659,936	$(15,056)	$1,072,098	$(19,369)
Held-to-Maturity:
U.S. Government and agency obligations	$145	$(1)	$—	$—	$145	$(1)
Municipal bonds	$29,898	$(274)	$44,637	$(2,304)	$74,535	$(2,578)
Corporate bonds	—	—	487	(13)	487	(13)
Mortgage-backed or related securities	10,761	(220)	30,035	(678)	40,796	(898)
	$40,804	$(495)	$75,159	$(2,995)	$115,963	$(3,490)

At December 31, 2019, there were 90 securities—available-for-sale with unrealized losses, compared to 271 at December 31, 2018.  At December 31, 2019, there were 17 securities—held-to-maturity with unrealized losses, compared to 90 at December 31, 2018.  Management does not believe that any individual unrealized loss as of December 31, 2019 or 2018 represented OTTI.  The decline in fair market value of these securities was generally due to changes in interest rates.

There were no sales of securities—trading for the year ended December 31, 2019. There were no sales of securities—trading for the year ended December 31, 2018. Sales of securities—trading for the year ended December 31, 2017 totaled $1.3 million with a resulting net gain of $28,000. There were no securities—trading in a nonaccrual status at both December 31, 2019 and 2018.  Net unrealized holding losses of $208,000 and gains of $3.8 million were recognized in 2019 and 2018, respectively.

Sales of securities—available-for-sale totaled $66.3 million with a resulting net gain of $46,000 for the year ended December 31, 2019.  In addition, partial calls of securities resulted in a net loss of $12,000 for the year ended December 31, 2019. Sales of securities—available-for-sale totaled $214.6 million with a resulting net loss of $839,000 for the year ended December 31, 2018. Sales of securities—available-for-sale totaled $522.6 million with a resulting net loss of $2.1 million for the year ended December 31, 2017.  There were no securities—available-for-sale in a nonaccrual status at December 31, 2019 and 2018.

There were no sales of securities—held-to-maturity during the years ended December 31, 2019, 2018 or 2017 although there were partial calls of securities that resulted in a net loss of $1,000 for the year ended December 31, 2019 and a net gain of $2,000 for the year ended December 31, 2018. There were no securities—held-to-maturity in a nonaccrual status at December 31, 2019 and 2018.

The amortized cost and estimated fair value of securities at December 31, 2019, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	December 31, 2019
	Trading		Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing in one year or less	$—	$—	$1,630	$1,630	$810	$811
Maturing after one year through five years	—	—	48,703	49,614	61,664	62,582
Maturing after five years through ten years	—	—	358,305	368,950	42,872	44,372
Maturing after ten years through twenty years	27,203	25,636	243,275	247,506	103,066	102,540
Maturing after twenty years	—	—	878,033	883,857	27,682	27,500
	$27,203	$25,636	$1,529,946	$1,551,557	$236,094	$237,805

The following table presents, as of December 31, 2019, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$146,220	$145,407	$149,552
Interest rate swap counterparties	17,301	17,006	17,480
Repurchase transaction accounts	135,523	134,233	135,523
Other	2,683	2,683	2,671
Total pledged securities	$301,727	$299,329	$305,226

Note 5:  LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

Loans receivable at December 31, 2019 and 2018 are summarized as follows (dollars in thousands):

	December 31, 2019		December 31, 2018
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,580,650	17.0%	$1,430,097	16.4%
Investment properties	2,309,221	24.8	2,131,059	24.5
Multifamily real estate	473,152	5.1	368,836	4.2
Commercial construction	210,668	2.3	172,410	2.0
Multifamily construction	233,610	2.5	184,630	2.1
One- to four-family construction	544,308	5.8	534,678	6.2
Land and land development:
Residential	154,688	1.7	188,508	2.2
Commercial	26,290	0.3	27,278	0.3
Commercial business	1,693,824	18.2	1,483,614	17.1
Agricultural business, including secured by farmland	370,549	4.0	404,873	4.7
One- to four-family residential	945,622	10.1	973,616	11.2
Consumer:
Consumer secured by one- to four-family	550,960	5.9	568,979	6.6
Consumer—other	211,815	2.3	216,017	2.5
Total loans outstanding	9,305,357	100.0%	8,684,595	100.0%
Less allowance for loan losses	(100,559)		(96,485)
Net loans	$9,204,798		$8,588,110

Loan amounts are net of unearned loan fees in excess of unamortized costs of $438,000 and $1.4 million as of December 31, 2019 and 2018, respectively. Net loans include net discounts on acquired loans of $25.0 million and $25.7 million as of December 31, 2019 and 2018, respectively.

The Company’s loans to directors, executive officers and related entities are on substantially the same terms and underwriting as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.  Such loans had balances of $3.3 million and $3.5 million at December 31, 2019 and 2018, respectively.

Purchased credit-impaired loans: The outstanding contractual unpaid principal balance of PCI loans, excluding acquisition accounting adjustments, was $23.5 million at December 31, 2019 and $22.0 million at December 31, 2018. The carrying balance of PCI loans was $15.9 million at December 31, 2019 and $14.4 million at December 31, 2018.
The following table presents the changes in the accretable yield for PCI loans for the years ended December 31, 2019 and 2018 (in thousands):

	Years Ended December 31
	2019	2018
Balance, beginning of period	$5,216	$6,520
Additions	683	995
Accretion to interest income	(1,891)	(7,509)
Disposals and other	—	58
Reclassifications from non-accretable difference	510	5,152
Balance, end of period	$4,518	$5,216

As of December 31, 2019 and December 31, 2018, the non-accretable difference between the contractually required payments and cash flows expected to be collected was $7.4 million and $7.1 million, respectively.

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

The following tables provide additional information on impaired loans, excluding PCI loans, with and without specific allowance reserves at December 31, 2019 and 2018.  Recorded investment includes the unpaid principal balance or the carrying amount of loans less charge-offs and net deferred loan fees (in thousands):

	December 31, 2019
	Unpaid Principal Balance	Recorded Investment		Related Allowance
		Without Allowance (1)	With Allowance (2)
Commercial real estate:
Owner-occupied	$4,185	$3,816	$194	$18
Investment properties	3,536	1,883	690	40
Multifamily real estate	82	85	—	—
Multifamily construction	573	98	—	—
One- to four-family construction	1,799	1,799	—	—
Land and land development:
Residential	676	340	—	—
Commercial business	25,117	4,614	19,330	4,128
Agricultural business/farmland	3,044	661	2,243	141
One- to four-family residential	7,290	5,613	1,648	41
Consumer:
Consumer secured by one- to four-family	3,081	2,712	127	5
Consumer—other	222	159	52	1
	$49,605	$21,780	$24,284	$4,374

	December 31, 2018
	Unpaid Principal Balance	Recorded Investment		Related Allowance
		Without Allowance (1)	With Allowance (2)
Commercial real estate:
Owner-occupied	$3,193	$2,768	$200	$19
Investment properties	7,287	1,320	5,606	226
Multifamily construction	1,901	1,427	—	—
One- to four-family construction	919	919	—	—
Land and land development:
Residential	1,134	798	—	—
Commercial	44	44	—	—
Commercial business	4,014	2,937	391	16
Agricultural business/farmland	4,863	1,751	2,561	96
One- to four-family residential	6,724	4,314	2,358	51
Consumer:
Consumer secured by one- to four-family	1,622	1,438	133	6
Consumer—other	112	49	62	2
	$31,813	$17,765	$11,311	$416

(1)
Includes loans without an allowance reserve that have been individually evaluated for impairment and that evaluation concluded that no reserve was needed, and $13.5 million and $9.0 million of homogeneous and small balance loans as of December 31, 2019 and December 31, 2018, respectively, that are collectively evaluated for impairment for which a general reserve has been established.

(2)
Loans with a specific allowance reserve have been individually evaluated for impairment using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals less costs to sell to establish realizable value.

The following table summarizes our average recorded investment and interest income recognized on impaired loans by loan class for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31, 2019		Year Ended December 31, 2018		Year Ended December 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate:
Owner-occupied	$3,366	$7	$3,806	$11	$3,697	$11
Investment properties	3,982	119	7,822	314	9,136	195
Multifamily real estate	36	—	—	—	251	10
Commercial construction	779	—	115	—	—	—
One- to four-family construction	1,319	18	778	6	418	27
Land and land development:
Residential	657	—	994	10	1,396	42
Commercial	—	—	4	—	867	—
Commercial business	5,510	26	3,443	21	5,996	68
Agricultural business/farmland	3,975	105	5,501	102	6,184	207
One- to four-family residential	6,589	249	7,845	302	9,499	322
Consumer:
Consumer secured by one- to four-family	2,694	22	1,583	17	1,635	9
Consumer—other	355	4	142	4	184	7
	$29,262	$550	$32,033	$787	$39,263	$898

The following table presents TDRs by accrual and nonaccrual status at December 31, 2019 and 2018 (in thousands):

	December 31, 2019			December 31, 2018
	Accrual Status	Nonaccrual Status	Total TDRs	Accrual Status	Nonaccrual Status	Total TDRs
Commercial real estate:
Owner-occupied	$—	$263	$263	$200	$78	$278
Investment properties	690	1,037	1,727	5,606	—	5,606
Commercial business	380	—	380	391	—	391
Agricultural business/farmland	2,243	—	2,243	2,561	—	2,561
One- to four-family residential	2,974	196	3,170	4,469	239	4,708
Consumer:
Consumer secured by one- to four-family	127	—	127	133	—	133
Consumer—other	52	—	52	62	—	62
	$6,466	$1,496	$7,962	$13,422	$317	$13,739

As of December 31, 2019 and 2018, the Company had no commitments to advance funds up to an additional amount related to TDRs.

The following tables present new TDRs that occurred during the years ended December 31, 2019 and 2017. No new TDRs occurred during the year ended December 31, 2018 (dollars in thousands):

	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Year Ended December 31, 2019
Recorded Investment (1) (2)
Commercial real estate:
Investment properties	1	$1,090	$1,090
Commercial business	1	$160	$160
Agricultural business/farmland	1	$596	$596
Total	3	$1,846	$1,846

Year Ended December 31, 2017
Recorded Investment (1) (2)
Commercial real estate:
Investment properties	1	$3,714	$3,714
Total	1	$3,714	$3,714

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

There were no TDRs which incurred a payment default within the years ended December 31, 2019 and December 31, 2018 for which the payment default occurred within twelve months of the restructure date.  A default on a restructured loan results in a transfer to nonaccrual status, a charge-off or a combination of both.

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

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  There were no material changes in the risk-rating or loan grading system in 2019.

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

The following tables show Banner’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristic as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
By class:	Pass (Risk Ratings 1-5)(1)	Special Mention	Substandard	Doubtful	Loss	Total Loans
Commercial real estate:
Owner-occupied	$1,546,649	$4,198	$29,803	$—	$—	$1,580,650
Investment properties	2,288,785	2,193	18,243	—	—	2,309,221
Multifamily real estate	472,856	—	296	—	—	473,152
Commercial construction	198,986	—	11,682	—	—	210,668
Multifamily construction	233,610	—	—	—	—	233,610
One- to four-family construction	530,307	12,534	1,467	—	—	544,308
Land and land development:
Residential	154,348	—	340	—	—	154,688
Commercial	26,256	—	34	—	—	26,290
Commercial business	1,627,170	31,012	35,584	58	—	1,693,824
Agricultural business, including secured by farmland	352,408	10,840	7,301	—	—	370,549
One- to four-family residential	940,424	409	4,789	—	—	945,622
Consumer:
Consumer secured by one- to four-family	547,388	—	3,572	—	—	550,960
Consumer—other	211,475	3	337	—	—	211,815
Total	$9,130,662	$61,189	$113,448	$58	$—	$9,305,357

	December 31, 2018
By class:	Pass (Risk Ratings 1-5)(1)	Special Mention	Substandard	Doubtful	Loss	Total Loans
Commercial real estate:
Owner-occupied	$1,396,721	$6,963	$26,413	$—	$—	$1,430,097
Investment properties	2,122,621	—	8,438	—	—	2,131,059
Multifamily real estate	368,262	—	574	—	—	368,836
Commercial construction	159,167	11,816	1,427	—	—	172,410
Multifamily construction	184,630	—	—	—	—	184,630
One- to four-family construction	533,759	—	919	—	—	534,678
Land and land development:
Residential	187,710	—	798	—	—	188,508
Commercial	27,200	—	78	—	—	27,278
Commercial business	1,436,733	7,661	39,133	87	—	1,483,614
Agricultural business, including secured by farmland	392,318	4,214	8,341	—	—	404,873
One- to four-family residential	969,011	499	4,106	—	—	973,616
Consumer:
Consumer secured by one- to four-family	564,001	—	4,978	—	—	568,979
Consumer—other	215,706	9	302	—	—	216,017
Total	$8,557,839	$31,162	$95,507	$87	$—	$8,684,595

(1)
The Pass category includes some performing loans that are part of homogeneous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, as of December 31, 2019 and 2018, in the commercial business category, $764.6 million and $590.9 million, respectively, of credit-scored small business loans.  As loans in these homogeneous pools become non-accrual, they are individually risk-rated.

The following tables provide additional detail on the age analysis of Banner’s past due loans as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	30–59 Days Past Due	60–89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$486	$1,246	$2,889	$4,621	$8,578	$1,567,451	$1,580,650	$89	$4,069
Investment properties	—	260	1,883	2,143	6,345	2,300,733	2,309,221	—	1,883
Multifamily real estate	239	91	—	330	7	472,815	473,152	—	85
Commercial construction	1,397	—	98	1,495	—	209,173	210,668	—	98
Multifamily construction	—	—	—	—	—	233,610	233,610	—	—
One- to four-family construction	3,212	—	1,799	5,011	—	539,297	544,308	332	1,467
Land and land development:
Residential	—	—	340	340	—	154,348	154,688	—	340
Commercial	—	—	—	—	—	26,290	26,290	—	—
Commercial business	2,343	1,583	3,412	7,338	368	1,686,118	1,693,824	401	23,015
Agricultural business/farmland	1,972	129	584	2,685	393	367,471	370,549	—	661
One- to four-family residential	3,777	1,088	2,876	7,741	74	937,807	945,622	877	3,410
Consumer:
Consumer secured by one- to four-family	1,174	327	1,846	3,347	110	547,503	550,960	398	2,314
Consumer—other	350	161	—	511	63	211,241	211,815	—	159
Total	$14,950	$4,885	$15,727	$35,562	$15,938	$9,253,857	$9,305,357	$2,097	$37,501

	December 31, 2018
	30–59 Days Past Due	60–89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$785	$519	$2,223	$3,527	$8,531	$1,418,039	$1,430,097	$—	$2,768
Investment properties	91	498	934	1,523	3,462	2,126,074	2,131,059	—	1,320
Multifamily real estate	317	—	—	317	138	368,381	368,836	—	—
Commercial construction	—	—	1,427	1,427	—	170,983	172,410	—	1,427
Multifamily construction	—	—	—	—	—	184,630	184,630	—	—
One- to four-family construction	4,781	1,078	919	6,778	137	527,763	534,678	—	919
Land and land development:
Residential	450	—	798	1,248	—	187,260	188,508	—	798
Commercial	34	—	44	78	—	27,200	27,278	—	44
Commercial business	3,982	1,305	1,756	7,043	1,028	1,475,543	1,483,614	1	2,936
Agricultural business/farmland	343	1,518	1,601	3,462	493	400,918	404,873	—	1,751
One- to four-family residential	5,440	1,790	1,657	8,887	101	964,628	973,616	658	1,544
Consumer:
Consumer secured by one- to four-family	1,136	765	706	2,607	432	565,940	568,979	238	1,201
Consumer—other	911	385	9	1,305	91	214,621	216,017	9	40
Total	$18,270	$7,858	$12,074	$38,202	$14,413	$8,631,980	$8,684,595	$906	$14,748

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the year ended December 31, 2019 (in thousands):

	For the Year Ended December 31, 2019
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$27,132	$3,818	$24,442	$19,438	$3,778	$4,714	$7,972	$5,191	$96,485
Provision/(recapture) for loan losses	4,121	936	(1,611)	7,478	1,206	(1,053)	1,722	(2,799)	10,000
Recoveries	476	—	208	625	47	561	548	—	2,465
Charge-offs	(1,138)	—	(45)	(4,171)	(911)	(86)	(2,040)	—	(8,391)
Ending balance	$30,591	$4,754	$22,994	$23,370	$4,120	$4,136	$8,202	$2,392	$100,559

	December 31, 2019
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance individually evaluated for impairment	$58	$—	$—	$4,128	$141	$41	$6	$—	$4,374
Allowance collectively evaluated for impairment	30,533	4,754	22,994	19,224	3,919	4,095	8,196	2,392	96,107
Allowance for purchased credit-impaired loans	—	—	—	18	60	—	—	—	78
Total allowance for loan losses	$30,591	$4,754	$22,994	$23,370	$4,120	$4,136	$8,202	$2,392	$100,559

	December 31, 2019
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Loan balances:
Loans individually evaluated for impairment	$4,738	$—	$1,467	$19,331	$2,243	$4,390	$235	$—	$32,404
Loans collectively evaluated for impairment	3,870,210	473,145	1,168,097	1,674,125	367,913	941,158	762,367	—	9,257,015
Purchased credit-impaired loans	14,923	7	—	368	393	74	173	—	15,938
Total loans	$3,889,871	$473,152	$1,169,564	$1,693,824	$370,549	$945,622	$762,775	$—	$9,305,357

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the year ended December 31, 2018 (in thousands):

	For the Year Ended December 31, 2018
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$22,824	$1,633	$27,568	$18,311	$4,053	$2,055	$3,866	$8,718	$89,028
Provision/(recapture) for loan losses	3,063	2,185	(2,860)	2,129	417	1,952	5,141	(3,527)	8,500
Recoveries	1,646	—	213	1,049	64	750	366	—	4,088
Charge-offs	(401)	—	(479)	(2,051)	(756)	(43)	(1,401)	—	(5,131)
Ending balance	$27,132	$3,818	$24,442	$19,438	$3,778	$4,714	$7,972	$5,191	$96,485

	December 31, 2018
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance individually evaluated for impairment	$246	$—	$—	$16	$96	$51	$7	$—	$416
Allowance collectively evaluated for impairment	26,886	3,818	24,442	19,399	3,622	4,663	7,965	5,191	95,986
Allowance for purchased credit-impaired loans	—	—	—	23	60	—	—	—	83
Total allowance for loan losses	$27,132	$3,818	$24,442	$19,438	$3,778	$4,714	$7,972	$5,191	$96,485

	December 31, 2018
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Loan balances:
Loans individually evaluated for impairment	$8,625	$—	$3,096	$391	$3,298	$4,469	$196	$—	$20,075
Loans collectively evaluated for impairment	3,540,538	368,698	1,104,271	1,482,195	401,082	969,046	784,277	—	8,650,107
Purchased credit-impaired loans	11,993	138	137	1,028	493	101	523	—	14,413
Total loans	$3,561,156	$368,836	$1,107,504	$1,483,614	$404,873	$973,616	$784,996	$—	$8,684,595

The following table provides additional information on the allowance for loan losses for the year ended December 31, 2017 (in thousands):

	For the Year Ended December 31, 2017
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$20,993	$1,360	$34,252	$16,533	$2,967	$2,238	$4,104	$3,550	$85,997
Provision/(recapture) for loan losses	2,639	262	(7,921)	4,355	3,326	(415)	586	5,168	8,000
Recoveries	372	11	1,237	1,226	134	270	481	—	3,731
Charge-offs	(1,180)	—	—	(3,803)	(2,374)	(38)	(1,305)	—	(8,700)
Ending balance	$22,824	$1,633	$27,568	$18,311	$4,053	$2,055	$3,866	$8,718	$89,028

Note 6:  REAL ESTATE OWNED, HELD FOR SALE, NET

The following table presents the changes in REO, net of valuation allowance, for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31
	2019	2018	2017
Balance, beginning of period	$2,611	$360	$11,081
Additions from loan foreclosures	109	641	46
Additions from capitalized costs	—	—	54
Additions from acquisitions	650	2,593	—
Proceeds from dispositions of REO	(2,588)	(838)	(13,474)
Gain on sale of REO	32	242	2,909
Valuation adjustments in the period	—	(387)	(256)
Balance, end of period	$814	$2,611	$360

The Company had $48,000 of foreclosed residential real estate properties held as REO at December 31, 2019 and had no foreclosed residential real estate properties held as REO at December 31, 2018. The recorded investment in one- to four-family residential loans in the process of foreclosure was $1.5 million at December 31, 2019 and $1.2 million at December 31, 2018.

Note 7:  PROPERTY AND EQUIPMENT, NET

Land, buildings and equipment owned by the Company and its subsidiaries at December 31, 2019 and 2018 are summarized as follows (in thousands):

	December 31
	2019	2018
Land(1)	$34,841	$37,835
Buildings and leasehold improvements(1)	169,272	163,813
Furniture and equipment	123,851	122,614
	327,964	324,262
Less accumulated depreciation	(149,956)	(152,453)
Property and equipment, net	$178,008	$171,809

(1) The Company had $1.5 million and $557,000 of properties held for sale that were included in land and buildings at December 31, 2019 and 2018, respectively.

The Company’s depreciation expense related to property and equipment was $17.3 million, $15.2 million, and $14.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.  The Company’s rental expense was $17.3 million, $17.2 million, and $16.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 8:  DEPOSITS

Deposits consist of the following at December 31, 2019 and 2018 (in thousands):

	December 31
	2019	2018
Non-interest-bearing checking	$3,945,000	$3,657,817
Interest-bearing checking	1,280,003	1,191,016
Regular savings accounts	1,934,041	1,842,581
Money market accounts	1,769,194	1,465,369
Total interest-bearing transaction and savings accounts	4,983,238	4,498,966
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	936,940	1,143,303
Certificates of deposit greater than $250,000	183,463	176,962
Total certificates of deposit(1)	1,120,403	1,320,265
Total deposits	$10,048,641	$9,477,048
Included in total deposits:
Public fund transaction accounts	$244,418	$217,401
Public fund interest-bearing certificates	35,184	30,089
Total public deposits	$279,602	$247,490
Total brokered deposits	$202,884	$377,347

(1)Certificates of deposit included $269,000 of acquisition discounts at December 31, 2019 and $563,000 of acquisition premiums at December 31, 2018.

Deposits at December 31, 2019 and 2018 included deposits from the Company’s directors, executive officers and related entities totaling $7.9 million and $8.3 million, respectively. At December 31, 2019 and 2018, the Company had certificates of deposit of $189.0 million and $180.5 million, respectively, that were equal to or greater than $250,000.

Scheduled maturities and weighted average interest rates of certificates of deposits at December 31, 2019 are as follows (dollars in thousands):

	December 31, 2019
	Amount	Weighted Average Rate
Maturing in one year or less	$846,941	1.28%
Maturing after one year through two years	167,857	1.77
Maturing after two years through three years	79,422	1.97
Maturing after three years through four years	11,374	1.75
Maturing after four years through five years	12,561	2.23
Maturing after five years	2,248	1.18
Total certificates of deposit	$1,120,403	1.43%

Note 9:  ADVANCES FROM FEDERAL HOME LOAN BANK OF DES MOINES

Utilizing a blanket pledge, qualifying loans receivable at December 31, 2019 and 2018, were pledged as security for FHLB borrowings and there were no securities pledged as collateral as of December 31, 2019 or 2018.  At December 31, 2019 and 2018, FHLB advances were scheduled to mature as follows (in thousands):

	At or for the Years Ended December 31
	2019		2018
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Maturing in one year or less	$300,000	1.84%	$540,000	2.64%
Maturing after one year through three years	150,000	2.58	—	—
Maturing after three years through five years	—	—	—	—
Maturing after five years	—	—	189	5.94
Total FHLB advances	$450,000	2.09%	$540,189	2.64%

The maximum amount outstanding from the FHLB advances at any month end for the years ended December 31, 2019 and 2018 was $666.0 million and $540.2 million, respectively. The average FHLB advances balance outstanding for the years ended December 31, 2019 and 2018 was $477.8 million and $253.7 million, respectively. The average contractual interest rate on the FHLB advances for the years ended December 31, 2019 and 2018 was 2.56% and 2.22%, respectively. As of December 31, 2019, Banner Bank has established a borrowing line with the FHLB to borrow up to 45% of its total assets, contingent on having sufficient qualifying collateral and ownership of FHLB stock.  Islanders Bank similarly may borrow up to 45% of its total assets, also contingent on collateral and FHLB stock.  At December 31, 2019, the maximum total FHLB credit line was $5.31 billion and $132.7 million for Banner Bank and Islanders Bank, respectively.

Note 10:  OTHER BORROWINGS

Other borrowings consist of retail and wholesale repurchase agreements, other term borrowings and Federal Reserve Bank borrowings.

Repurchase Agreements:  At December 31, 2019, retail repurchase agreements carry interest rates ranging from 0.15% to 1.50%. These repurchase agreements are secured by the pledge of certain mortgage-backed and agency securities with a carrying value of $135.5 million.  Banner Bank has the right to pledge or sell these securities, but it must replace them with substantially the same securities. Banner Bank had no borrowings under wholesale repurchase agreements at December 31, 2019 or December 31, 2018.

Federal Reserve Bank of San Francisco and Other Borrowings:  Banner Bank periodically borrows funds on an overnight basis from the Federal Reserve Bank through the Borrower-In-Custody program.  Such borrowings are secured by a pledge of eligible loans.  At December 31, 2019, based upon available unencumbered collateral, Banner Bank was eligible to borrow $1.19 billion from the Federal Reserve Bank, although, at that date, as well as at December 31, 2018, Banner Bank had no funds borrowed under this or other borrowing arrangements.

At December 31, 2019, Banner Bank had uncommitted federal funds lines of credit agreements with other financial institutions totaling $110.0 million, while Islanders Bank had an uncommitted federal funds line of credit agreement with another financial institution totaling $5.0 million. No balances were outstanding under these agreements as of December 31, 2019 and 2018. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage.

A summary of all other borrowings at December 31, 2019 and 2018 by the period remaining to maturity is as follows (dollars in thousands):

	At or for the Years Ended December 31
	2019		2018
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Repurchase agreements:
Maturing in one year or less	$118,474	0.35%	$118,995	0.21%
Maturing after one year through two years	—	—	—	—
Maturing after two years	—	—	—	—
Total year-end outstanding	$118,474	0.35%	$118,995	0.21%
Average outstanding	$121,771	0.27%	$108,065	0.21%
Maximum outstanding at any month-end	$124,415	n/a	$121,766	n/a

NOTE 11:  JUNIOR SUBORDINATED DEBENTURES AND MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

At December 31, 2019, the Company had ten wholly-owned subsidiary grantor trusts (the Trusts), which had issued $143.5 million of TPS to third parties, as well as $4.4 million of common capital securities, carried among other assets, which were issued to the Company.  TPS and common capital securities accrue and pay distributions periodically at specified annual rates as provided in the indentures.  The Trusts used the proceeds from the offerings to purchase a like amount of junior subordinated debentures (the Debentures) of the Company.  The Debentures are the sole assets of the Trusts.  The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts.  The TPS are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.  All of the TPS issued by the Trusts qualified as Tier 1 capital as of December 31, 2019.  At December 31, 2019, the Trusts comprised $143.5 million, or 10.3% of the Company’s total risk-based capital.

The following table is a summary of trust preferred securities at December 31, 2019 (dollars in thousands):

Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Capital Securities	Aggregate Principal Amount of Junior Subordinated Debentures	Stated Maturity (1)	Current Interest Rate	Reset Period	Interest Rate Spread
Banner Capital Trust II	$15,000	$464	$15,464	2033	5.34%	Quarterly	Three-month LIBOR + 3.35%
Banner Capital Trust III	15,000	465	15,465	2033	4.89	Quarterly	Three-month LIBOR + 2.90%
Banner Capital Trust IV	15,000	465	15,465	2034	4.84	Quarterly	Three-month LIBOR + 2.85%
Banner Capital Trust V	25,000	774	25,774	2035	3.48	Quarterly	Three-month LIBOR + 1.57%
Banner Capital Trust VI	25,000	774	25,774	2037	3.30	Quarterly	Three-month LIBOR + 1.62%
Banner Capital Trust VII	25,000	774	25,774	2037	3.48	Quarterly	Three-month LIBOR + 1.38%
Siuslaw Statutory Trust I	8,000	248	8,248	2034	4.60	Quarterly	Three-month LIBOR + 2.70%
Greater Sacramento Bancorp Statutory Trust I	4,000	124	4,124	2033	5.34	Quarterly	Three-month LIBOR + 3.35%
Greater Sacramento Bancorp Statutory Trust II	4,000	124	4,124	2035	3.57	Quarterly	Three-month LIBOR + 1.68%
Mission Oaks Statutory Trust I	7,500	232	7,732	2036	3.54	Quarterly	Three-month LIBOR + 1.65%
Total TPS liability at par	$143,500	$4,444	147,944		4.05%
Fair value adjustment(2)			(28,640)
Total TPS liability at fair value(2)			$119,304

(1) All of the Company's trust preferred securities are eligible for redemption.
(2) The Company has elected to use fair value accounting on its TPS.

Note 12:  INCOME TAXES

The following table presents the components of the provision for income taxes included in the Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31
	2019	2018	2017
Current
Federal	$25,278	$21,869	$30,961
State	2,494	4,130	3,085
Total Current	27,772	25,999	34,046

Deferred
Federal	7,738	2,021	58,646
State	1,344	575	(2,204)
Total Deferred	9,082	2,596	56,442

Provision for income taxes	$36,854	$28,595	$90,488

The following table presents the reconciliation of the federal statutory rate to the actual effective rate for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31
	2019	2018	2017
Federal income tax statutory rate	21.0%	21.0%	35.0%
Increase (decrease) in tax rate due to:
Tax-exempt interest	(2.2)	(2.0)	(2.6)
Investment in life insurance	(0.5)	(0.6)	(1.1)
State income taxes, net of federal tax offset	2.0	2.3	2.0
Tax credits	(1.2)	(0.8)	(0.6)
Merger and acquisition costs	0.1	0.1	—
Valuation reserve release	—	(2.5)	—
Federal law change	—	—	28.2
State audits and amended returns	(0.5)	—	—
Other	1.4	(0.2)	(1.1)
Effective income tax rate	20.1%	17.3%	59.8%

The following table reflects the effect of temporary differences that gave rise to the components of the net deferred tax asset as of December 31, 2019 and 2018 (in thousands):

	December 31
	2019	2018
Deferred tax assets:
Loan loss and REO	$24,285	$24,156
Deferred compensation	17,470	15,991
Net operating loss carryforward	32,093	37,828
Federal and state tax credits	7,517	7,614
State net operating losses	5,632	6,105
Loan discount	5,466	5,756
Lease liability	15,485	—
Unrealized loss on securities - available for sale	349	983
Total deferred tax assets	108,297	98,433
Deferred tax liabilities:
Depreciation	(5,373)	(3,771)
Deferred loan fees, servicing rights and loan origination costs	(11,525)	(10,197)
Intangibles	(7,756)	(8,428)
Right of use asset	(14,531)	—
Financial instruments accounted for under fair value accounting	(1,143)	(833)
Other	(8,146)	—
Total deferred tax liabilities	(48,474)	(23,229)
Deferred income tax asset	59,823	75,204
Valuation allowance	(184)	(184)
Deferred tax asset, net	$59,639	$75,020

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recognized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. In December 2017, the federal government enacted the Tax Cuts and Jobs Act (2017 Tax Act). Among other provisions, the 2017 Tax Act reduced the federal marginal corporate income tax rate from 35% to 21%. As a result of the passage of the 2017 Tax Act, the Company recorded a $42.6 million charge for the revaluation of its net deferred tax asset to account for the future impact of the decrease in the corporate income tax rate and other provisions of the legislation. The charge was recorded as an increase to tax expense and reduction of the net deferred tax asset for the year ended December 31, 2017. The $42.6 million charge recorded by the Company included $4.2 million of provisional income tax expense related to AMT credits that are limited under Section 382 of the Code, which resulted in a reduction in the AMT deferred tax asset.  The adjustments to deferred tax assets and receivables related to the refundable nature of AMT credits were provisional amounts estimated based on information available as of December 31, 2017. During 2018, the Company determined the Section 382 alternative minimum tax credits carried forward indefinitely and therefore released the provisional $4.2 million valuation reserve recorded in 2017 against the tax credits. The release was recorded as a reduction to current tax expense and an increase to the net deferred tax assets.

At December 31, 2019, the Company has federal net operating loss carryforwards of approximately $152.8 million. The Company also has $80.1 million of state net operating loss carryforwards, against which the Company has established a $184,000 valuation reserve. The federal and state net operating losses will expire, if unused, by the end of 2034.  The Company has federal general business credit carryforwards at December 31, 2019 of $3.3 million, which will expire, if unused, by the end of 2031. The Company also has federal alternative minimum tax credit carryforwards of $4.2 million, which are available to reduce future federal regular income taxes, if any, over an indefinite period. At December 31, 2018, the Company had federal and state net operating loss carryforwards of approximately $180.1 million and $86.8 million, respectively, and federal general business credits carryforwards of $3.4 million. At that same date, the Company also had federal alternative minimum tax credit carryforwards of approximately $4.2 million.

As a consequence of our 2015 acquisition of Starbuck Bancshares, Inc., the Company experienced a change in control within the meaning of Section 382 of the Code. In addition, the underlying Section 382 limitations at Starbuck Bancshares, Inc.'s level continue to apply to the Company. Section 382 limits the ability of a corporate taxpayer to use net operating loss carryforwards, general business credits, and recognized built-in-losses, on an annual basis, incurred prior to the change in control against income earned after the change in control. As a result of the Section 382 limitations, the Company is limited to utilizing $21.5 million on an annual basis (after the application of the Section 382 limitations carried over from Starbuck Bancshares, Inc.) of federal net operating loss carryforwards, general business credits, and recognized built-in losses. The applicable state Section 382 limitations range from $525,000 to $21.5 million. In 2017, the Company established a $184,000 valuation reserve against the portion of its various state net operating loss carryforwards and tax credits that it believed it is more likely than not that it would not realize the benefit because the application of the Section 382 limitations at the state level is based on future apportionment rates. For non-Section 382 limited alternative minimum tax credits, there is a five year carryover period.

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

As a consequence of our 2019 acquisition of AltaPacific and AltaPacific Bank, the Company did not experience a change in control within the meaning of Section 382 of the Code. However, the underlying Section 382 limitations at AltaPacific and AltaPacific Bank level continue to apply to the Company. As a result of the Section 382 limitations, the Company is limited to utilizing $110,000 of the federal net operating loss carryovers and general business credits acquired from AltaPacific and AltaPacific Bank based on underlying limits carried over. Based on its analysis, the Company believes it is more likely than not that the Section 382 limitations will not impact its ability to utilize all of the related available net operating loss carryforwards and general business credits.

Retained earnings at December 31, 2019 and 2018 included approximately $5.4 million in tax basis bad debt reserves for which no income tax liability has been recorded.  In the future, if this tax bad debt reserve is used for purposes other than to absorb bad debts or the Company no longer qualifies as a bank or is completely liquidated, the Company will incur a federal tax liability at the then-prevailing corporate tax rate, established as $1.1 million at December 31, 2019.

As of December 31, 2019, the Company had $275,000 of unrecognized tax benefits for uncertain tax positions compared to an insignificant amount as of December 31, 2018, none of which if recognized would materially affect the effective tax rate. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense. The amount of interest and penalties accrued for the years ended December 31, 2019, 2018 and 2017 is immaterial. The Company files consolidated income tax returns in Oregon, California, Utah, Montana and Idaho and for federal purposes. The Company is no longer subject to tax examination for tax years before 2016, except for Idaho for which it is no longer subject to examination for tax years before 2015.

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

The following table presents the balances of the Company's tax credit investments and related unfunded commitments at December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
Tax credit investments	$29,620	$17,360
Unfunded commitments—tax credit investments	20,235	12,726

The following table presents other information related to the Company's tax credit investments for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	For the years ended December 31,
	2019	2018	2017
Tax credits and other tax benefits recognized	$1,916	$1,456	$1,140
Tax credit amortization expense included in provision for income taxes	1,633	1,151	1,144

Note 13:  EMPLOYEE BENEFIT PLANS

Employee Retirement Plans: Substantially all of the Company’s and the Banks' employees are eligible to participate in its 401(k)/Profit Sharing Plan, a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code. At the discretion of the Company’s Board of Directors, the Company may elect to make matching and/or profit sharing contributions for the employees’ benefit. For the years ended December 31, 2019, 2018 and 2017, $6.2 million, $5.4 million and $4.8 million, respectively, was expensed for 401(k) contributions. The Board of Directors has elected to make a 4% of eligible compensation matching contribution for 2020.

Supplemental Retirement and Salary Continuation Plans:  Through the Banks, the Company is obligated under various non-qualified deferred compensation plans to help supplement the retirement income of certain executives, including certain retired executives, selected by resolution of the Banks’ Boards of Directors or in certain cases by the former directors of acquired banks.  These plans are unfunded, include both defined benefit and defined contribution plans, and provide for payments after the executive’s retirement.  In the event of a participant employee’s death prior to or during retirement, the Company is obligated to pay to the designated beneficiary the benefits set forth under the plan.  For the years ended December 31, 2019, 2018 and 2017, expense recorded for supplemental retirement and salary continuation plan benefits totaled $3.4 million, $2.3 million, and $3.5 million, respectively.  At December 31, 2019 and 2018, liabilities recorded for the various supplemental retirement and salary continuation plan benefits totaled $41.8 million and $37.5 million, respectively, and are recorded in a deferred compensation liability account.

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

In order to fund the plans’ future obligations, the Company has purchased life insurance policies or other investments, including Banner Corporation common stock, which in certain instances are held in irrevocable trusts commonly referred to as “Rabbi Trusts.”  As the Company is the owner of the investments and the beneficiary of the insurance policies, and in order to reflect the Company’s policy to pay benefits equal to the accumulations, the assets and liabilities are reflected in the Consolidated Statements of Financial Condition.  Banner Corporation common stock held for such plans is reported as a contra-equity account and was recorded at an original cost of $7.5 million at December 31, 2019 and $7.3 million at December 31, 2018.  At December 31, 2019 and 2018, liabilities recorded in connection with deferred compensation plan benefits totaled $10.9 million ($7.5 million in contra-equity) and $9.0 million ($7.3 million in contra-equity), respectively, and are recorded in deferred compensation or equity as appropriate.

The Banks have purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental retirement, salary continuation and deferred compensation retirement plans, as well as additional policies not related to any specific plan. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans.  It is the Banks’ intent to hold these policies as a long-term investment.  However, there will be an income tax impact if the Banks choose to surrender certain policies.  Although the lives of individual current or former management-level employees are insured, the Banks are the owners and sole or partial beneficiaries.  At December 31, 2019 and 2018, the cash surrender value of these policies was $192.1 million and $177.5 million, respectively.  The Banks are exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy.  In order to mitigate this risk, the Banks use a variety of insurance companies and regularly monitor their financial condition.

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

2014 Omnibus Incentive Plan

The 2014 Plan was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company has reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of December 31, 2019, 315,548 restricted stock shares and 382,872 restricted stock units have been granted under the 2014 Plan of which 246,310 restricted stock shares and 82,973 restricted stock units have vested.

2018 Omnibus Incentive Plan

The 2018 Plan was approved by shareholders on April 24, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of common stock for issuance under the 2018 Plan in connection with the exercise of awards. As of December 31, 2019, no shares have been granted under the 2018 Plan.

The expense associated with all restricted stock and unit grants was $7.1 million, $6.6 million and $6.0 million respectively, for the years ended December 31, 2019, 2018 and 2017.  Unrecognized compensation expense for these awards as of December 31, 2019 was $11.4 million and will be amortized over the next 36 months.

A summary of the Company's Restricted Stock/Unit award activity during the years ended December 31, 2019, 2018 and 2017 follows:

	Shares/Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2017	290,719	$42.26
Granted (41,318 non-voting)	153,777	55.86
Vested	(103,259)	43.81
Forfeited	(39,160)	39.83
Unvested at December 31, 2017	302,077	48.97
Granted (159,541 non-voting)	161,598	55.04
Vested	(103,363)	48.60
Forfeited	(42,215)	47.05
Unvested at December 31, 2018	318,097	52.43
Granted (All non-voting)	227,262	53.50
Vested	(120,675)	50.23
Forfeited	(41,812)	46.25
Unvested at December 31, 2019 (1)	382,872	54.39

(1)	Includes 169 unvested restricted stock grants related to the 2012 Restricted Stock and Incentive Bonus Plan.

Note 15:  REGULATORY CAPITAL REQUIREMENTS

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

The following table shows the regulatory capital ratios of the Company and the Banks and the minimum regulatory requirements (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019:
The Company—consolidated:
Total capital to risk-weighted assets	$1,386,483	12.93%	$857,546	8.00%	$1,071,933	10.00%
Tier 1 capital to risk-weighted assets	1,283,208	11.97	643,160	6.00	643,160	6.00
Tier 1 common equity to risk-weighted assets	1,139,708	10.63	482,370	4.50	n/a	n/a
Tier 1 capital to average leverage assets	1,283,208	10.71	479,458	4.00	n/a	n/a
Banner Bank:
Total capital to risk- weighted assets	1,321,580	12.55	842,219	8.00	1,052,773	10.00
Tier 1 capital to risk- weighted assets	1,220,811	11.60	631,664	6.00	842,219	8.00
Tier 1 common equity to risk-weighted assets	1,220,811	11.60	473,748	4.50	684,303	6.50
Tier 1 capital to average leverage assets	1,220,811	10.45	467,330	4.00	584,163	5.00
Islanders Bank:
Total capital to risk- weighted assets	37,044	19.42	15,258	8.00	19,073	10.00
Tier 1 capital to risk- weighted assets	34,658	18.17	11,444	6.00	15,258	8.00
Tier 1 common equity to risk-weighted assets	34,658	18.17	8,583	4.50	12,397	6.50
Tier 1 capital to average leverage assets	34,658	11.66	11,887	4.00	14,859	5.00
December 31, 2018:
The Company—consolidated:
Total capital to risk-weighted assets	$1,302,239	13.12%	$794,072	8.00%	$992,590	10.00%
Tier 1 capital to risk-weighted assets	1,203,155	12.12	595,554	6.00	595,554	6.00
Tier 1 common equity to risk-weighted assets	1,067,155	10.75	446,665	4.50	n/a	n/a
Tier 1 capital to average leverage assets	1,203,155	10.98	438,379	4.00	n/a	n/a
Banner Bank:
Total capital to risk- weighted assets	1,217,173	12.50	778,766	8.00	973,457	10.00
Tier 1 capital to risk- weighted assets	1,120,523	11.51	584,074	6.00	778,766	8.00
Tier 1 common equity to risk-weighted assets	1,120,523	11.51	438,056	4.50	632,747	6.50
Tier 1 capital to average leverage assets	1,120,523	10.50	426,799	4.00	533,498	5.00
Islanders Bank:
Total capital to risk- weighted assets	34,567	18.26	15,142	8.00	18,928	10.00
Tier 1 capital to risk- weighted assets	32,200	17.01	11,357	6.00	15,142	8.00
Tier 1 common equity to risk-weighted assets	32,200	17.01	8,518	4.50	12,303	6.50
Tier 1 capital to average leverage assets	32,200	11.16	11,543	4.00	14,428	5.00

At December 31, 2019, Banner Corporation and the Banks each exceeded the requirements to be "well capitalized" and the fully phased-in capital conservation buffer requirement. There have been no conditions or events since December 31, 2019 that have materially adversely changed the Tier 1 or Tier 2 capital of the Company or the Banks.  However, events beyond the control of the Banks, such as weak or depressed economic conditions in areas where the Banks have most of their loans, could adversely affect future earnings and, consequently, the ability of the Banks to meet their respective capital requirements.  The Company may not declare or pay cash dividends on, or repurchase, any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

Banner Corporation and the Banks are subject to minimum required ratios for common equity Tier 1 (“CET1”) capital, Tier 1 capital, total capital and the leverage ratio and a required capital conservation buffer over the required capital ratios.

Under capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total risk-based capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total consolidated assets) of 4.0%.  CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (“AOCI”) unless an institution elects to exclude AOCI from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital.

For purposes of determining risk-based capital, assets and certain off-balance sheet items are risk-weighted from 0% to 1,250%, depending on the risk characteristics of the asset or item. The regulations include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (up from 0%); and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1, leverage ratio and total capital ratios, Banner and each of the Banks must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.

Note 16:  GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets: At December 31, 2019, intangible assets are comprised of goodwill and CDI acquired in business combinations. Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed at least annually for impairment. Banner has identified one reporting unit for purposes of evaluating goodwill for impairment. At December 31, 2019, the Company completed a qualitative assessment of goodwill and concluded that it is more likely than not that the fair value of Banner, the reporting unit, exceeds the carrying value.

CDI represents the value of transaction-related deposits and the value of the customer relationships associated with the deposits. For the years ended December 31, 2018 and 2017 intangible assets also included favorable leasehold intangibles (LHI). LHI represented the value ascribed to leases assumed in an acquisition in which the lease terms are favorable compared to a market lease at the date of acquisition. LHI was reclassified to the right of use lease asset in connection with the adoption of Lease Topic 842 on January 1, 2019. The Company amortizes CDI assets over their estimated useful lives and reviews them at least annually for events or circumstances that could impair their value.  The CDI assets shown in the table below represent the value ascribed to the long-term deposit relationships acquired in various bank acquisitions. These intangible assets are being amortized using an accelerated method over estimated useful lives of three years to ten years.  The CDI assets are not estimated to have a significant residual value.

The following table summarizes the changes in the Company’s goodwill, CDI and LHI for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Goodwill	CDI	LHI	Total
Balance, January 1, 2017	$244,583	$29,701	$461	$274,745
Amortization	—	(6,247)	(184)	(6,431)
Adjustments to goodwill(1)	(1,924)	(1,076)	—	(3,000)
Balance, December 31, 2017	242,659	22,378	277	265,314
Additions through acquisition(2)	96,495	16,368	—	112,863
Amortization	—	(6,047)	(52)	(6,099)
Balance, December 31, 2018	339,154	32,699	225	372,078
Additions through acquisition(3)	33,967	4,610	—	38,577
Amortization	—	(8,151)	—	(8,151)
Adjustments(4)	—	—	(225)	(225)
Balance, December 31, 2019	$373,121	$29,158	$—	$402,279

(1)	Acquired Goodwill and CDI were adjusted for the sale of the Utah branches in 2017.

(2)	The additions to Goodwill and CDI in 2018 relate to the acquisition of Skagit.

(3)	The additions to Goodwill and CDI in 2019 relate to the acquisition of AltaPacific.

(4)	The adjustment to LHI represents a reclassification to the right-of-use lease asset in connection with the implementation of Lease Topic 842.

Estimated amortization expense in future years with respect to CDI as of December 31, 2019 (in thousands):

Year ended:	Estimated Amortization
2020	$7,732
2021	6,571
2022	5,317
2023	3,814
Thereafter	5,724
Net carrying amount	$29,158

Mortgage servicing rights are reported in other assets.  Mortgage servicing rights are initially recognized at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  In 2019, 2018 and 2017, the Company did not record any impairment charges or recoveries against mortgage servicing rights. Unpaid principal balance of loans for which mortgage servicing rights have been recognized totaled $2.48 billion and $2.36 billion at December 31, 2019 and 2018, respectively.  Custodial accounts maintained in connection with this servicing totaled $12.0 million and $11.1 million at December 31, 2019 and 2018, respectively.

An analysis of the mortgage servicing rights for the years ended December 31, 2019, 2018 and 2017 is presented below (in thousands):

	Years Ended December 31
	2019	2018	2017
Balance, beginning of the year	$14,638	$14,738	$15,249
Amounts capitalized	4,392	3,623	3,361
Additions through purchase	168	166	94
Amortization (1)	(5,050)	(3,889)	(3,966)
Balance, end of the year (2)	$14,148	$14,638	$14,738

(1)	Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and any unamortized balance is fully written off if the loan repays in full.

(2)	There was no valuation allowance as of December 31, 2019 and 2018.

Note 17:  FAIR VALUE

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2019 and 2018, whether or not recognized or recorded in the Consolidated Statements of Financial Condition (in thousands):

		December 31, 2019		December 31, 2018
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$307,735	$307,735	$272,196	$272,196
Securities—trading	2,3	25,636	25,636	25,896	25,896
Securities—available-for-sale	2	1,551,557	1,551,557	1,636,223	1,636,223
Securities—held-to-maturity	2	233,241	234,952	230,984	229,301
Securities—held-to-maturity	3	2,853	2,853	3,236	3,236
Loans receivable held for sale	2	210,447	210,670	171,031	171,157
Loans receivable	3	9,305,357	9,304,340	8,684,595	8,629,450
FHLB stock	3	28,342	28,342	31,955	31,955
Bank-owned life insurance	1	192,088	192,088	177,467	177,467
Mortgage servicing rights	3	14,148	22,611	14,638	25,813
Equity securities	1	—	—	352	352
Derivatives:
Interest rate swaps	2	15,202	15,202	3,138	3,138
Interest rate lock and forward sales commitments	2,3	1,108	1,108	471	471
Liabilities:
Demand, interest-bearing checking and money market	2	6,994,197	6,994,197	6,314,202	6,314,202
Regular savings	2	1,934,041	1,934,041	1,842,581	1,842,581
Certificates of deposit	2	1,120,403	1,117,921	1,320,265	1,298,238
Advances from FHLB	2	450,000	452,720	540,189	540,189
Junior subordinated debentures at fair value	3	119,304	119,304	114,091	114,091
Other borrowings	2	118,474	118,474	118,995	118,995
Derivatives:
Interest rate swaps	2	10,966	10,966	3,138	3,138
Interest rate lock and forward sales commitments	2	674	674	1,654	1,654

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate Bonds (TPS securities)	$—	$—	$25,636	$25,636

Securities—available-for-sale
U.S. Government and agency	—	89,598	—	89,598
Municipal bonds	—	107,157	—	107,157
Corporate bonds	—	4,365	—	4,365
Mortgage-backed securities	—	1,342,311	—	1,342,311
Asset-backed securities	—	8,126	—	8,126
	—	1,551,557	—	1,551,557

Loans held for sale	—	199,397	—	199,397

Derivatives
Interest rate swaps	—	15,202	—	15,202
Interest rate lock and forward sales commitments	—	317	791	1,108
	$—	$1,766,473	$26,427	$1,792,900
Liabilities
Junior subordinated debentures at fair value	$—	$—	$119,304	$119,304
Derivatives
Interest rate swaps	—	10,966	—	10,966
Interest rate lock and forward sales commitments	—	674	—	674
	$—	$11,640	$119,304	$130,944

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate Bonds (TPS securities)	$—	$—	$25,896	$25,896

Securities—available-for-sale
U.S. Government and agency	—	149,112	—	149,112
Municipal bonds	—	117,822	—	117,822
Corporate bonds	—	3,495	—	3,495
Mortgage-backed securities	—	1,343,861	—	1,343,861
Asset-backed securities	—	21,933	—	21,933
	—	1,636,223	—	1,636,223

Loans held for sale	—	164,767	—	164,767
Equity securities	—	352	—	352

Derivatives
Interest rate swaps	—	3,138	—	3,138
Interest rate lock and forward sales commitments	—	198	273	471
	$—	$1,804,678	$26,169	$1,830,847
Liabilities
Junior subordinated debentures at fair value	$—	$—	$114,091	$114,091
Derivatives
Interest rate swaps	—	3,138	—	3,138
Interest rate lock and forward sales commitments	—	1,654	—	1,654
	$—	$4,792	$114,091	$118,883

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

Junior Subordinated Debentures:  The fair value of junior subordinated debentures is estimated using an income approach technique. The significant inputs included in the estimation of fair value are the credit risk adjusted spread and three month LIBOR. The credit risk adjusted spread represents the nonperformance risk of the liability. The Company utilizes an external valuation firm to validate the reasonableness of the credit risk adjusted spread used to determine the fair value. The junior subordinated debentures are carried at fair value which represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants. Due to inactivity in the trust preferred markets that have limited the observability of market spreads, management has classified this as a Level 3 fair value measure.

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2019 and 2018.  The factors used in the fair value estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, unobservable inputs, quantitative and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at December 31, 2019 and 2018:

			December 31
			2019	2018
Financial Instruments	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Weighted Average Rate
Corporate bonds (TPS securities)	Discounted cash flows	Discount rate	5.91%	6.81%
Junior subordinated debentures	Discounted cash flows	Discount rate	5.91%	6.81%
Impaired loans	Collateral valuations	Discount to appraised value	0.0% to 20.0%	0.0% to 8.5%
REO	Appraisals	Discount to appraised value	58.5%	69.2%
Interest rate lock commitments	Pricing model	Pull-through rate	89.61%	88.96%

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

Junior subordinated debentures: Similar to the TPS securities discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner's credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of December 31, 2019, or the passage of time, will result in negative fair value adjustments. At December 31, 2019, the discount rate utilized was based on a credit spread of 400 basis points and three month LIBOR of 191 basis points.

Interest rate lock commitments: The fair value of the interest rate lock commitments is based on secondary market sources adjusted for an estimated pull-through rate. The pull-through rate is based on historical loan closing rates for similar interest rate lock commitments. An increase or decrease in the pull-through rate would have a corresponding, positive or negative fair value adjustment.

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2019 and 2018 (in thousands):

	Level 3 Fair Value Inputs
	TPS Securities	Borrowings— Junior Subordinated Debentures
Balance at January 1, 2018	$22,058	$98,707
Total gains or losses recognized
Assets gains	3,838	—
Liabilities losses	—	15,384
Balance at December 31, 2018	25,896	114,091
Total gains or losses recognized
Assets gains	(260)	—
Liabilities losses	—	(601)
Purchases, issuances and settlements, including acquisitions	—	5,814
Balance at December 31, 2019	$25,636	$119,304

Interest income and dividends from the TPS securities are recoded as a component of interest income. Interest expense related to the junior subordinated debentures is measured based on contractual interest rates and reported in interest expense.  The change in fair market value on TPS securities and on junior subordinated debentures prior to 2018 has been recorded as a component of non-interest income. Beginning in 2018, the change in fair value of the junior subordinated debentures, which represents changes in instrument specific credit risk, is recorded in other comprehensive income (loss).

Items Measured at Fair Value on a Non-recurring Basis

The following table presents financial assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$14,853	$14,853
REO	$—	$—	$814	$814

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$2,915	$2,915
REO	—	—	2,611	2,611

The following table presents the losses resulting from non-recurring fair value adjustments for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	For the years ended December 31,
	2019	2018	2017
Impaired loans	$(425)	$(910)	$(2,852)
REO	—	(387)	(256)
Total loss from nonrecurring measurements	$(425)	$(1,297)	$(3,108)

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

Note 18:  BANNER CORPORATION (PARENT COMPANY ONLY)

Summary financial information is as follows (in thousands):

Statements of Financial Condition	December 31
	2019	2018
ASSETS
Cash	$54,257	$38,029
Investment in trust equities	4,444	4,212
Investment in subsidiaries	1,691,907	1,540,251
Other assets	19,471	25,267
Total assets	$1,770,079	$1,607,759
LIABILITIES AND SHAREHOLDERS’ EQUITY
Miscellaneous liabilities	$52,322	$15,073
Deferred tax liability	4,419	—
Junior subordinated debentures at fair value	119,304	114,091
Shareholders’ equity	1,594,034	1,478,595
Total liabilities and shareholders' equity	$1,770,079	$1,607,759

Statements of Operations	Years Ended December 31
	2019	2018	2017
INTEREST INCOME:
Interest-bearing deposits	$98	$49	$62
OTHER INCOME (EXPENSE):
Dividend income from subsidiaries	119,333	72,604	40,570
Equity in undistributed income of subsidiaries	35,134	72,419	27,477
Other income	33	56	53
Net change in valuation of financial instruments carried at fair value	—	—	(3,507)
Interest on other borrowings	(6,574)	(6,136)	(4,752)
Other expenses	(4,045)	(4,761)	(3,291)
Net income before taxes	143,979	134,231	56,612
BENEFIT FROM INCOME TAXES	(2,299)	(2,284)	(4,164)
NET INCOME	$146,278	$136,515	$60,776

Statements of Cash Flows	Years Ended December 31
	2019	2018	2017
OPERATING ACTIVITIES:
Net income	$146,278	$136,515	$60,776
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(35,134)	(72,419)	(27,477)
Decrease (increase) in deferred taxes	6,969	150	(1,442)
Net change in valuation of financial instruments carried at fair value	—	—	3,507
Share-based compensation	7,142	6,554	5,965
(Increase) decrease in other assets	2,594	(19,268)	10,684
Increase (decrease) in other liabilities	(120)	201	69
Net cash provided from operating activities	127,729	51,733	52,082
INVESTING ACTIVITIES:
Funds transferred to deferred compensation trust	(32)	(27)	(29)
Reduction in investment in subsidiaries	—	37,000	5,000
Acquisitions	442	(329)	—
Net cash provided from investing activities	410	36,644	4,971
FINANCING ACTIVITIES:
Withholding taxes paid on share-based compensation	(1,915)	(1,554)	(1,630)
Repurchase of common stock	(53,922)	(34,401)	(31,045)
Cash dividends paid	(56,074)	(59,280)	(65,759)
Net cash used by financing activities	(111,911)	(95,235)	(98,434)
NET CHANGE IN CASH	16,228	(6,858)	(41,381)
CASH, BEGINNING OF PERIOD	38,029	44,887	86,268
CASH, END OF PERIOD	$54,257	$38,029	$44,887

Note 19: STOCK REPURCHASES

On March 31, 2017 the Company announced that its Board of Directors had authorized the repurchase up to 5% of the Company's common stock, or 1,658,245 of the Company's outstanding shares. Under the authorization, shares were repurchased by the Company in open market purchases. During the year ended December 31, 2017, the Company repurchased 545,166 common shares at an average price of $56.91 per share. In addition to the shares repurchased under the authorization, there were 29,579 shares surrendered during 2017 by employees to satisfy tax withholding obligations upon vesting of restricted stock grants.

On March 28, 2018 the Company announced that its Board of Directors had authorized the repurchase up to 5% of the Company's common stock, or 1,621,549 of the Company's outstanding shares. Under the authorization, shares could be repurchased by the Company in open market purchases. During the year ended December 31, 2018, the Company repurchased 594,711 common shares at an average price of $57.82 per share. Of the total shares repurchased, 269,711 shares were repurchased prior to March 28, 2018 and were therefore accounted for under the 2017 authorization. The remaining 325,000 shares were repurchased subsequent to March 28, 2018 and are accounted for under the 2018 authorization. In addition to the shares repurchased under the authorization, there were 27,653 shares surrendered during 2018 by employees to satisfy tax withholding obligations upon vesting of restricted stock grants.

On March 27, 2019, the Company announced that its Board of Directors had authorized the repurchase up to 5% of the Company's common stock, or 1,757,637 of the Company's outstanding shares. Under the authorization, shares may be repurchased by the Company in open market purchases. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the year ended December 31, 2019, the Company repurchased 1,000,000 common shares at an average price of $53.90 per share. All repurchases of shares in 2019 occurred subsequent to March 27, 2019 and are accounted for under the 2019 authorization leaving 757,637 shares available for future repurchase. In addition to the shares repurchased under the 2019 authorization, there were 33,777 shares surrendered during 2019 by employees to satisfy tax withholding obligations upon vesting of restricted stock.

Note 20:  CALCULATION OF EARNINGS PER COMMON SHARE

The following tables show the calculation of earnings per common share (in thousands, except per share data):

	Years Ended December 31
	2019	2018	2017
Net income	$146,278	$136,515	$60,776
Weighted average number of common shares outstanding
Basic	34,868,434	32,784,724	32,888,007
Diluted	34,967,684	32,894,425	32,986,707
Earnings per common share
Basic	$4.20	$4.16	$1.85
Diluted	$4.18	$4.15	$1.84

At December 31, 2019, 2018 and 2017 there were 367,230, 315,301, and 302,077, respectively, of issued but unvested restricted stock shares and units that were included in the computation of diluted earnings per share.

Note 21:  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Results of operations on a quarterly basis for the years ended December 31, 2019, 2018 and 2017 were as follows (dollars in thousands except for per share data):

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$129,996	$130,838	$131,436	$133,409
Interest expense	13,892	14,143	14,815	13,918
Net interest income before provision for loan losses	116,104	116,695	116,621	119,491
Provision for loan losses	2,000	2,000	2,000	4,000
Net interest income	114,104	114,695	114,621	115,491
Non-interest income	18,125	22,676	20,866	20,282
Non-interest expense	90,014	86,716	87,308	93,690
Income before provision for income taxes	42,215	50,655	48,179	42,083
Provision for income taxes	8,869	10,955	8,602	8,428
Net income	$33,346	$39,700	$39,577	$33,655
Basic earnings per share	$0.95	$1.14	$1.15	$0.96
Diluted earnings per share	0.95	1.14	1.15	0.95
Dividends declared	0.41	0.41	0.41	1.41

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$104,820	$112,423	$117,648	$128,741
Interest expense	5,447	7,360	8,570	11,282
Net interest income before provision for loan losses	99,373	105,063	109,078	117,459
Provision for loan losses	2,000	2,000	2,000	2,500
Net interest income	97,373	103,063	107,078	114,959
Non-interest income	21,362	21,217	20,411	21,018
Non-interest expense	81,706	82,637	81,632	95,396
Income before provision for income taxes	37,029	41,643	45,857	40,581
Provision for income taxes	8,239	9,219	8,084	3,053
Net income	$28,790	$32,424	$37,773	$37,528
Basic earnings per share	$0.89	$1.01	$1.17	$1.10
Diluted earnings per share	0.89	1.00	1.17	1.09
Dividends declared	0.35	0.85	0.38	0.38

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$99,096	$104,436	$105,278	$103,475
Interest expense	4,242	4,730	5,068	5,211
Net interest income before provision for loan losses	94,854	99,706	100,210	98,264
Provision for loan losses	2,000	2,000	2,000	2,000
Net interest income	92,854	97,706	98,210	96,264
Non-interest income	19,048	20,396	18,081	27,675
Non-interest expense	76,281	79,857	80,331	82,501
Income before provision for income taxes	35,621	38,245	35,960	41,438
Provision for income taxes	11,828	12,791	10,883	54,986
Net income	$23,793	$25,454	$25,077	$(13,548)
Basic earnings per share	$0.72	$0.77	$0.76	$(0.41)
Diluted earnings per share	0.72	0.77	0.76	(0.41)
Dividends declared	0.25	1.25	0.25	0.25

Note 22:  COMMITMENTS AND CONTINGENCIES

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	December 31, 2019	December 31, 2018
Commitments to extend credit	$3,051,681	$2,837,981
Standby letters of credit and financial guarantees	14,298	17,784
Commitments to originate loans	39,676	32,145
Risk participation agreement	41,022	24,091

Derivatives also included in Note 23:
Commitments to originate loans held for sale	66,196	31,728
Commitments to sell loans secured by one- to four-family residential properties	70,895	18,328
Commitments to sell securities related to mortgage banking activities	239,320	144,250

In addition to the commitments disclosed in the table above, the Company is committed to funding its' unfunded tax credit investments (see Note 12, Income Taxes). During 2019, the Company entered into an agreement to invest $10 million in a limited partnership. At December 31, 2019, the Company had funded $467,000 of the commitment, with $9.5 million of the commitment remaining to be funded.

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company's reserve for unfunded loan commitments was $2.7 million and $2.6 million, at December 31, 2019 and 2018, respectively.

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Bank then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans would require a lock extension. The cost of a lock extension at times was borne by the customer and at times by the Bank. These lock extension costs have not had a material impact to our operations. For mandatory delivery commitments the Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during 2019 or 2018. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract. Changes in the value of rate lock commitments are recorded as assets and liabilities as explained in Note 1: “Derivative Instruments.”

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Banks hold a security interest.  Based upon the information known to management at this time, the Company and the Banks are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at December 31, 2019.

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

As of December 31, 2019 and December 31, 2018, the notional values or contractual amounts and fair values of the Company's derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$3,567	$220	$3,973	$270	$3,567	$220	$3,973	$270

(1)	Included in Loans Receivable on the Consolidated Statements of Financial Condition.

(2)	Included in Other Liabilities on the Consolidated Statements of Financial Condition.

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

As of December 31, 2019 and December 31, 2018, the notional values or contractual amounts and fair values of the Company's derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$371,957	$14,982	$272,374	$2,868	$371,957	$10,746	$272,374	$2,868
Mortgage loan commitments	50,755	791	20,229	273	65,855	190	17,763	187
Forward sales contracts	70,895	317	18,328	198	239,320	484	144,250	1,467
	$493,607	$16,090	$310,931	$3,339	$677,132	$11,420	$434,387	$4,522

(1)
Included in Other assets on the Consolidated Statements of Financial Condition, with the exception of certain interest swaps and mortgage loan commitments (with a fair value of $347,000 at December 31, 2019 and $282,000 at December 31, 2018), which are included in Loans Receivable.

(2)	Included in Other Liabilities on the Consolidated Statements of Financial Condition.

Gains (losses) recognized in income on non-designated hedging instruments for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

		For the Years Ended December 31
	Location on Income Statement	2019	2018	2017
Mortgage loan commitments	Mortgage banking operations	$518	$47	$195
Forward sales contracts	Mortgage banking operations	(693)	(775)	(491)
		$(175)	$(728)	$(296)

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at December 31, 2019 or December 31, 2018, it could have been required to settle its obligations under the agreements at the termination value. As of December 31, 2019 and 2018, the termination value of derivatives in a net liability position related to these agreements was $15.2 million and $1.3 million, respectively. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $28.1 million and $13.6 million as of December 31, 2019 and 2018, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable. In addition, some of interest rate swap derivatives between Banner Bank and the dealer counterparties are cleared through central clearing houses. These clearing houses characterize the variation margin payments as settlements of the derivative's market exposure and not as collateral. The variation margin is treated as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative liability. As of December 31, 2019 the variation margin adjustment was a negative adjustment of $4.3 million. There was no variation margin adjustment as of December 31, 2018.

The following presents additional information related to the Company's derivative contracts, by type of financial instrument, as of December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019
				Gross Amounts of Financial Instruments Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Derivative Amount	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$15,242	$(40)	$15,202	$—	$—	$15,202
	$15,242	$(40)	$15,202	$—	$—	$15,202

Derivative liabilities
Interest rate swaps	$15,242	$(4,276)	$10,966	$—	$(15,209)	$(4,243)
	$15,242	$(4,276)	$10,966	$—	$(15,209)	$(4,243)

	December 31, 2018
				Gross Amounts of Financial Instruments Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Derivative Amount	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$5,038	$(1,900)	$3,138	$—	$—	$3,138
	$5,038	$(1,900)	$3,138	$—	$—	$3,138

Derivative liabilities
Interest rate swaps	$5,038	$(1,900)	$3,138	$—	$(1,320)	$1,818
	$5,038	$(1,900)	$3,138	$—	$(1,320)	$1,818

NOTE 24: REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue:

Deposit fees and other service charges for the years ended December 31, 2019, 2018 and 2017 are summarized as follows (in thousands):

	Years Ended December 31
	2019	2018	2017
Deposit service charges	19,236	18,089	16,725
Debit and credit interchange fees	27,753	31,713	28,358
Debit and credit card expense	(8,527)	(8,511)	(7,390)
Merchant services income	13,111	10,226	10,159
Merchant services expenses	(10,512)	(7,767)	(8,335)
Other service charges	5,571	4,324	3,935
Total deposit fees and other service charges	46,632	48,074	43,452

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

NOTE 25: LEASES

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

Lease Position as of December 31, 2019

The table below presents the lease right-of-use assets and lease liabilities recorded on the balance sheet at December 31, 2019 (dollars in thousands):

	Classification on the Balance Sheet	December 31, 2019
Assets
Operating right-of-use lease assets	Other assets	$61,766

Liabilities
Operating lease liabilities	Accrued expenses and other liabilities	$65,818

Weighted-average remaining lease term
Operating leases		6.2 years

Weighted-average discount rate
Operating leases		3.7%

Lease Costs

The table below presents certain information related to the lease costs for operating leases for the year ended December 31, 2019 (in thousands):

Twelve Months Ended December 31,
2019
Operating lease cost (1)	$15,388
Short-term lease cost (1)	327
Variable lease cost (1)	2,396
Less sublease income (1)	(925)
Total lease cost	$17,186
(1) Lease expenses and sublease income are classified within occupancy and equipment expense on the Consolidated Statements of Operations.

Supplemental Cash Flow Information

Operating cash flows paid for operating lease amounts included in the measurement of lease liabilities were $15.4 million for the year ended December 31, 2019. During the year ended December 31, 2019, the Company recorded $78.8 million of right-of-use lease assets in exchange for operating lease liabilities.

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years beginning with 2020 and the total of the remaining years to the operating lease liabilities recorded on the Consolidated Statements of Financial Position (in thousands):

Operating Leases
2020	$16,197
2021	15,058
2022	11,424
2023	8,275
2024	6,393
Thereafter	16,489
Total minimum lease payments	73,836
Less: amount of lease payments representing interest	(8,018)
Lease obligations	$65,818

As of December 31, 2019, the Company had no undiscounted lease payments under an operating lease that had not yet commenced.

BANNER CORPORATION

Exhibit	Index of Exhibits
2 {a}
Agreement and Plan of Merger, dated as of July 25, 2018, by and between Banner Corporation and Skagit Bancorp, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on July 27, 2018 (File No. 000-26584)).

3{a}	Amended and Restated Articles of Incorporation of Registrant [incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 29, 2010 (File No. 000-26584)].

3{b}	Articles of Amendment of Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 1,2011 (File No. 000-26584))

3{c}
Articles of Amendment to Amended and Restated Articles of Incorporation of Registrant for nonvoting common stock (incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 18, 2015 (File No. 00026584)).

3{d}	Amended and Restated Bylaws of Registrant [incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on December 20, 2016 (File No. 000-26584)].

4.2	Description of Capital Stock

10{a}	Executive Salary Continuation Agreement with Gary L. Sirmon [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 000-26584)].

10{b}	Amended and Restated Employment Agreement, with Mark J. Grescovich [incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2013 (File No. 000-26584].

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

14	Code of Ethics [Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.bannerbank.com in the section titled Corporate Overview: Governance Document

21	Subsidiaries of the Registrant.

23.1	Consent of Registered Independent Public Accounting Firm – Moss Adams LLP.

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included in Exhibit 101)