Form 10-Q
period 2020-03-31
BANNER CORP
filed 2020-05-07
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ to ______________
 Commission File Number 000-26584
BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1691604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
10 South First Avenue, Walla Walla, Washington 99362
(Address of principal executive offices and zip code)
Registrant's telephone number, including area code:  (509) 527-3636

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	BANR	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).				Yes	☐	No	[x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:				As of April 30, 2020
Common Stock, $.01 par value per share				35,155,551 shares

BANNER CORPORATION AND SUBSIDIARIES

Special Note Regarding Forward-Looking Statements

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, liquidity, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the effect of the novel coronavirus ("COVID-19") pandemic, including on Banner’s credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses and provisions for credit losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets, and may result in the allowance for credit losses not being adequate to cover actual losses and require a material increase in the allowance for credit losses; results of examinations by regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the writing down of assets or increases in the allowance for credit losses; the ability to manage loan delinquency rates; competitive pressures among financial services companies; changes in consumer spending or borrowing and spending habits; interest rate movements generally and the relative differences between short and long-term interest rates, loan and deposit interest rates, net interest margin and funding sources; uncertainty regarding the future of the London Interbank Offered Rate ("LIBOR"), and the potential transition away from LIBOR toward new interest rate benchmarks; the impact of repricing and competitors’ pricing initiatives on loan and deposit products; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values; the ability to adapt successfully to technological changes to meet customers’ needs and developments in the marketplace; the ability to access cost-effective funding; increases in premiums for deposit insurance; the ability to control operating costs and expenses; the use of estimates in determining fair value of certain assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect employees, and potential associated charges; disruptions, security breaches or other adverse events, failures or interruptions in, or attacks on, information technology systems or on the third-party vendors who perform critical processing functions; changes in financial markets; changes in economic conditions in general and in Washington, Idaho, Oregon and California in particular; secondary market conditions for loans and the ability to sell loans in the secondary market; the costs, effects and outcomes of litigation; legislation or regulatory changes or reforms, including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes related to Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the implementing regulations; results of safety and soundness and compliance examinations by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks, (the Washington DFI) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require restitution or institute an informal or formal enforcement action which could require an increase in reserves for loan losses, write-downs of assets or changes in regulatory capital position, or affect the ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions, any of which could adversely affect liquidity and earnings; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations; changes in accounting principles, policies or guidelines, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory and technological factors affecting operations, pricing, products and services; including the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"); future acquisitions by Banner of other depository institutions or lines of business; and future goodwill impairment due to changes in Banner’s business, changes in market conditions, including as a result of the COVID-19 pandemic or other factors; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (SEC), including this report on Form 10-Q.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.  All references to “Banner” refer to Banner Corporation and those to “the Banks” refer to its wholly-owned subsidiaries, Banner Bank and Islanders Bank, collectively.

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
March 31, 2020 and December 31, 2019

ASSETS	March 31, 2020	December 31, 2019
Cash and due from banks	$211,013	$234,359
Interest bearing deposits	83,988	73,376
Total cash and cash equivalents	295,001	307,735
Securities—trading	21,040	25,636
Securities—available-for-sale, amortized cost $1,544,513 and $1,529,946, respectively	1,608,224	1,551,557
Securities—held-to-maturity, net of allowance for credit losses of $98 and none, respectively, fair value $449,237 and $237,805, respectively	437,846	236,094
Total securities	2,067,110	1,813,287
Federal Home Loan Bank (FHLB) stock	20,247	28,342
Loans held for sale (includes $169.2 million and $199.4 million, at fair value, respectively)	182,428	210,447
Loans receivable	9,285,744	9,305,357
Allowance for credit losses - loans	(130,488)	(100,559)
Net loans receivable	9,155,256	9,204,798
Accrued interest receivable	40,732	37,962
Real estate owned (REO), held for sale, net	2,402	814
Property and equipment, net	175,235	178,008
Goodwill	373,121	373,121
Other intangibles, net	27,157	29,158
Bank-owned life insurance (BOLI)	193,140	192,088
Deferred tax assets, net	46,582	59,639
Other assets	202,539	168,632
Total assets	$12,780,950	$12,604,031
LIABILITIES
Deposits:
Non-interest-bearing	$4,107,262	$3,945,000
Interest-bearing transaction and savings accounts	5,175,969	4,983,238
Interest-bearing certificates	1,166,306	1,120,403
Total deposits	10,449,537	10,048,641
Advances from FHLB	247,000	450,000
Other borrowings	128,764	118,474
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	99,795	119,304
Accrued expenses and other liabilities	208,753	227,889
Deferred compensation	45,401	45,689
Total liabilities	11,179,250	11,009,997
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 35,102,459 shares issued and outstanding at March 31, 2020; 35,712,384 shares issued and outstanding at December 31, 2019	1,343,699	1,373,198
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2020; 39,192 shares issued and outstanding at December 31, 2019	—	742
Retained earnings	177,922	186,838
Carrying value of shares held in trust for stock-based compensation plans	(7,650)	(7,507)
Liability for common stock issued to stock related compensation plans	7,650	7,507
Accumulated other comprehensive income	80,079	33,256
Total shareholders' equity	1,601,700	1,594,034
Total liabilities and shareholders' equity	$12,780,950	$12,604,031
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except shares and per share amounts)
For the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019
INTEREST INCOME:
Loans receivable	$118,926	$115,455
Mortgage-backed securities	9,137	10,507
Securities and cash equivalents	3,602	4,034
Total interest income	131,665	129,996
INTEREST EXPENSE:
Deposits	8,750	8,643
FHLB advances	2,064	3,476
Other borrowings	116	60
Junior subordinated debentures	1,477	1,713
Total interest expense	12,407	13,892
Net interest income	119,258	116,104
PROVISION FOR CREDIT LOSSES	21,748	2,000
Net interest income after provision for credit losses	97,510	114,104
NON-INTEREST INCOME:
Deposit fees and other service charges	9,803	12,618
Mortgage banking operations	10,191	3,415
Bank-owned life insurance (BOLI)	1,050	1,276
Miscellaneous	2,639	804
	23,683	18,113
Net gain on sale of securities	78	1
Net change in valuation of financial instruments carried at fair value	(4,596)	11
Total non-interest income	19,165	18,125
NON-INTEREST EXPENSE:
Salary and employee benefits	59,908	54,640
Less capitalized loan origination costs	(5,806)	(4,849)
Occupancy and equipment	13,107	13,766
Information/computer data services	5,810	5,326
Payment and card processing expenses	4,240	3,984
Professional and legal expenses	1,919	2,434
Advertising and marketing	1,827	1,529
Deposit insurance expense	1,635	1,418
State/municipal business and use taxes	984	945
REO operations, net	100	(123)
Amortization of core deposit intangibles	2,001	2,052
Provision for credit losses - unfunded loan commitments	1,722	—
Miscellaneous	6,357	6,744
	93,804	87,866
COVID-19 expenses	239	—
Acquisition-related expenses	1,142	2,148
Total non-interest expense	95,185	90,014
Income before provision for income taxes	21,490	42,215
PROVISION FOR INCOME TAXES	4,608	8,869
NET INCOME	$16,882	$33,346
Earnings per common share:
Basic	$0.48	$0.95
Diluted	$0.47	$0.95
Cumulative dividends declared per common share	$0.41	$0.41
Weighted average number of common shares outstanding:
Basic	35,463,541	35,050,376
Diluted	35,640,463	35,172,056
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019
NET INCOME	$16,882	$33,346
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES:
Unrealized holding gain on available-for-sale securities arising during the period	42,178	16,656
Reclassification for net gain on available-for-sale securities realized in earnings	(78)	(1)
Changes in fair value of junior subordinated debentures related to instrument specific credit risk	19,509	174
Income tax expense related to other comprehensive income	(14,786)	(4,039)
Other comprehensive income	46,823	12,790
COMPREHENSIVE INCOME	$63,705	$46,136

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands, except shares)
For the Three Months Ended March 31, 2020 and the Year Ended December 31, 2019

Continued on next page

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2019	35,182,772	$1,337,436	$134,055	$7,104	$1,478,595

Net income			33,346		33,346
Other comprehensive income, net of income tax				12,790	12,790
Accrual of dividends on common stock ($0.41/share)			(14,490)		(14,490)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(30,026)	950			950

Balance, March 31, 2019	35,152,746	$1,338,386	$152,911	$19,894	$1,511,191

Balance, April 1, 2019	35,152,746	$1,338,386	$152,911	$19,894	$1,511,191

Net income			39,700		39,700
Other comprehensive income, net of income tax				16,016	16,016
Accrual of dividends on common stock ($0.41/share)			(14,354)		(14,354)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	20,897	575			575
Repurchase of common stock	(600,000)	(32,073)			(32,073)

Balance, June 30, 2019	34,573,643	$1,306,888	$178,257	$35,910	$1,521,055

Continued on next page

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amounts
Balance, July 1, 2019	34,573,643	$1,306,888	$178,257	$35,910	$1,521,055

Net income			39,577		39,577
Other comprehensive income, net of income tax				4,610	4,610
Accrual of dividends on common stock ($0.41/share)			(14,130)		(14,130)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(286)	1,672			1,672
Repurchase of common stock	(400,000)	(21,849)			(21,849)

Balance, September 30, 2019	34,173,357	$1,286,711	$203,704	$40,520	$1,530,935

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amounts
Balance, October 1, 2019	34,173,357	$1,286,711	$203,704	$40,520	$1,530,935

Net income			33,655		33,655
Other comprehensive loss, net of income tax				(7,264)	(7,264)
Accrual of dividends on common stock ($1.41/share)			(50,521)		(50,521)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(132)	2,029			2,029
Issuance of shares for acquisition	1,578,351	85,200			85,200

Balance, December 31, 2019	35,751,576	$1,373,940	$186,838	$33,256	$1,594,034

Continued on next page

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2020	35,751,576	$1,373,940	$186,838	$33,256	$1,594,034

New credit standard (Topic 326) - impact in year of adoption			(11,215)		(11,215)
Net income			16,882		16,882
Other comprehensive income, net of income tax				46,823	46,823
Accrual of dividends on common stock ($0.41/share)			(14,583)		(14,583)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(24,337)	1,534			1,534
Repurchase of common stock	(624,780)	(31,775)			(31,775)

Balance, March 31, 2020	35,102,459	$1,343,699	$177,922	$80,079	$1,601,700

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net income	$16,882	$33,346
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	4,614	4,481
Deferred income and expense, net of amortization	(1,129)	(895)
Amortization of core deposit intangibles	2,001	2,052
Gain on sale of securities	(78)	(1)
Net change in valuation of financial instruments carried at fair value	4,596	(11)
Decrease in deferred taxes, net	16,507	5,379
Increase in current taxes payable	2,067	7,243
Stock-based compensation	1,872	1,219
Increase in cash surrender value of BOLI	(1,041)	(1,267)
Gain on sale of loans, including capitalized servicing rights	(8,363)	(2,063)
Loss on disposal of real estate held for sale and property and equipment	444	371
Provision for credit losses	21,748	2,000
Provision for credit losses - unfunded loan commitments	1,722	—
Origination of loans held for sale	(296,712)	(134,747)
Proceeds from sales of loans held for sale	333,094	261,978
Net change in:
Other assets	(51,061)	(1,472)
Other liabilities	5,400	(12,847)
Net cash provided from operating activities	52,563	164,766
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(143,973)	(5,140)
Principal repayments and maturities of securities—available-for-sale	82,760	51,910
Proceeds from sales of securities—available-for-sale	44,509	516
Purchases of securities—held-to-maturity	(206,155)	—
Principal repayments and maturities of securities—held-to-maturity	3,786	14,744
Loan originations, net of principal repayments	16,646	(8,988)
Proceeds from sales of other loans	5,751	3,186
Purchases of property and equipment	(3,086)	(3,947)
Proceeds from sale of real estate held for sale and sale of other property, net	877	876
Proceeds from FHLB stock repurchase program	47,840	52,372
Purchase of FHLB stock	(39,745)	(47,480)
Other	(72)	485
Net cash (used in) provided from investing activities	(190,862)	58,534
FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	400,895	(100,819)
Proceeds from long term FHLB advances	—	300,000
Repayment of long term FHLB advances	—	(189)
Repayment of overnight and short term FHLB advances, net	(203,000)	(422,000)
Increase in other borrowings, net	10,289	2,724
Cash dividends paid	(50,505)	(13,405)
Taxes paid related to net share settlement of equity awards	(339)	(269)
Cash paid for the repurchase of common stock	(31,775)	—
Net cash provided from (used in) financing activities	125,565	(233,958)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,734)	(10,658)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	307,735	272,196
CASH AND CASH EQUIVALENTS, END OF PERIOD	$295,001	$261,538

Continued on next page

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$13,014	$13,812
Tax refunds received	(29)	(71)
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	1,588	—
Dividends accrued but not paid until after period end	15,277	14,863

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2020 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. Certain reclassifications have been made to the 2019 Consolidated Financial Statements and/or schedules to conform to the 2020 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are significant to an understanding of Banner’s financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for credit losses, (iii) the valuation of financial assets and liabilities recorded at fair value (iv) the valuation of intangibles, such as goodwill, core deposit intangibles (CDI) and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation of assets acquired and liabilities assumed in business combinations and subsequent recognition of related income and expense, and (vii) the valuation or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC (2019 Form 10-K).  There have been no significant changes in our application of these accounting policies during the first three months of 2020, except for the change related to the adoption of Financial Instruments - Credit Losses (Topic 326) as described in below and Note 2.

The information included in this Form 10-Q should be read in conjunction with our 2019 Form 10-K.  Interim results are not necessarily indicative of results for a full year or any other interim period.

As a result of the adoption of Financial Instruments—Credit Losses (Topic 326) on January 1, 2020, the Company has updated the following significant accounting policies.

Securities: Debt securities are classified as held-to-maturity when the Company has the ability and positive intent to hold them to maturity.  Debt securities classified as available-for-sale are available for future liquidity requirements and may be sold prior to maturity.  Debt securities classified as trading are also available for future liquidity requirements and may be sold prior to maturity.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities, net of the allowance for credit losses- securities.  Debt securities classified as held-to-maturity are carried at cost, adjusted for amortization of premiums to the earliest callable date and accretion of discounts to maturity.  Debt securities classified as available-for-sale are measured at fair value.  Unrealized holding gains and losses on debt securities classified as available-for-sale are excluded from earnings and are reported net of tax as accumulated other comprehensive income (AOCI), a component of shareholders’ equity, until realized.  Debt securities classified as trading are also measured at fair value.  Unrealized holding gains and losses on securities classified as trading are included in earnings.  (See Note 9 for a more complete discussion of accounting for the fair value of financial instruments.)  Realized gains and losses on sale are computed on the specific identification method and are included in earnings on the trade date sold.

If debt securities were transferred from held-to-maturity to available-for-sale, unrealized gains or losses from the time of transfer would be accreted or amortized over the remaining life of the debt security based on the amount and timing of future estimated cash flows.  The accretion or amortization of the amount recorded in AOCI increases the carrying value of the investment and does not affect earnings.

Equity securities are measured at fair value with changes in the fair value recognized through net income and are reported in other assets.

Allowance for Credit Losses - Securities: Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The Company’s held-to maturity portfolio contains mortgage-backed securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The Company’s held-to-maturity portfolio also contains municipal bonds that are typically rated by major rating agencies as Aa or better. The Company has never incurred a loss on a municipal bond, therefore the expectation of credit losses on these securities is small. The Company uses industry historical credit loss information adjusted for current conditions to establish the allowance for credit losses on the municipal bond portfolio. Less than 2% of the Company’s held-to-maturity portfolio are community development bonds representing pools of one- to four-family loans. The expected credit losses on these bonds is similar to Banner’s one- to four-family residential loan portfolio.

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings.  If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized costs, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  Projected cash flows are discounted by the current effective interest rate.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to AOCI.

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the non-collectability of an available-for-sale security is confirmed or when either of the criteria regarding intent of requirement to sell is met.

Loans Receivable:  The Banks originate residential one- to four-family and multifamily mortgage loans for both portfolio investment and sale in the secondary market.  The Banks also originate construction and land development, commercial real estate, commercial business, agricultural and consumer loans for portfolio investment.  Loans receivable not designated as held for sale are recorded at amortized cost, net of the allowance for credit losses. Amortized cost is the principal amount outstanding, net of deferred fees, discounts and premiums.  Accrued interest on loans is reported in accrued interest receivable on the consolidated statements of financial condition. Premiums, discounts and deferred loan fees are amortized to maturity using the level-yield methodology.

Loans Held for Sale. Residential one- to four-family and multifamily mortgage loans originated with the intent to be sold in the secondary market are considered held for sale. Residential one- to four-family loans under best effort delivery commitments are carried at the lower of aggregate cost or estimated market value. Residential one- to four-family loans under mandatory delivery commitments are carried at fair value in order to match changes in the value of the loans with the value of the related economic hedges on the loans. Fair values for residential mortgage loans held for sale are determined by comparing actual loan rates to current secondary market prices for similar loans. The multifamily held-for-sale loans are carried at fair value in order to match changes in the value of the loans with the value of the related economic hedges on the loans. Fair values for multifamily loans held for sale are calculated based on discounted cash flows using a discount rate that is a combination of market spreads for similar loan types added to selected index rates. Net unrealized losses on loans held for sale that are carried at lower of cost or market are recognized through the valuation allowance by charges to income.  Non-refundable fees and direct loan origination costs related to loans held for sale are recognized as part of the cost basis of the loan. Gains and losses on sales of loans held for sale are determined using the specific identification method and are recorded in the mortgage banking operations component of non-interest income.

Loans Acquired in Business Combinations: Loans acquired in business combinations, are recorded at their fair value at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit deteriorated or purchased non-credit-deteriorated. Purchased credit deteriorated (PCD) loans have experienced more than insignificant credit deterioration since origination. For PCD loans, an allowance for credit losses is determined at the acquisition date using the same measurement methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The loan’s fair value grossed up for the allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through a provision for credit losses.

For purchased non-credit deteriorated loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the life of the loans. While credit discounts are included in the determination of the fair value for non-credit deteriorated loans, since these discounts are expected to be accreted over the life of the loans, they cannot be used to offset the allowance for credit losses that must be recorded at the acquisition date. As a result, an allowance for credit losses is determined at the acquisition date using the same methodology as other loans held for investment and is recognized as a provision for credit losses in the statement of operations. Any subsequent deterioration (improvement) in credit quality is recognized by recording (recapturing) a provision for credit losses.

Income Recognition on Nonaccrual Loans and Securities:  Interest on loans and securities is accrued as earned unless management doubts the collectability of the asset or the unpaid interest.  Interest accruals on loans are generally discontinued when loans become 90 days past due for payment of interest or principal and the loans are then placed on nonaccrual status.  Loans are reported as past due when installment payments, interest payments, or maturity payments are past due based on contractual terms. All previously accrued but uncollected interest is written off by reversing interest income upon transfer to nonaccrual status.  For any future payments collected, interest income is recognized only upon management’s assessment that there is a strong likelihood that the full amount of a loan will be repaid or recovered.  A loan may be put on nonaccrual status sooner than this policy would dictate if, in management’s judgment, the interest may be uncollectable.  While less common, similar interest reversal and nonaccrual treatment is applied to investment securities if their ultimate collectability becomes questionable. Loans modified due to the COVID-19 pandemic are considered current if they are less than 30 days past due on the contractual payments at the time the loan modification program was put in place and therefore continue to accrue interest unless the interest is being waived.

Provision and Allowance for Credit Losses - Loans:  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. The Banks have elected to exclude accrued interest receivable from the amortized cost basis in their estimate of the allowance for credit losses. The provision for credit losses reflects the amount required to maintain the allowance for credit losses at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves.  The Company has established systematic methodologies for the determination of the adequacy of the Company’s allowance for credit losses.  The methodologies are set forth in a formal policy and take into consideration the need for a valuation allowance for loans evaluated on a collective (pool) basis which have similar risk characteristics as well as allowances that are tied to individual loans that do not share risk characteristics.  The Company increases its allowance for credit losses by charging provisions for credit losses on its consolidated statement of operations. Losses related to specific assets are applied as a reduction of the carrying value of the assets and charged against the allowance for credit loss reserve when management believes the non-collectability of a loan balance is confirmed.  Recoveries on previously charged off loans are credited to the allowance for credit losses.

Management estimates the allowance for credit losses using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is maintained at a level sufficient to provide for expected credit losses over the life of the loan based on evaluating historical credit loss experience and making adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio.  These factors include, among others, changes in the size and composition of the loan portfolio, differences in underwriting standards, delinquency rates, actual loss experience and current economic conditions.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. In estimating the component of the allowance for credit losses for loans that share common risk characteristics, loans are pooled based on loan type and areas of risk concentration. For loans evaluated collectively, the allowance for credit losses is calculated using life of loan historical losses adjusted for economic forecasts and current conditions.

For commercial real estate, multifamily real estate, construction and land, commercial business and agricultural loans with risk rating segmentation, historical credit loss assumptions are estimated using a model that categorizes loan pools based on loan type and risk rating. For one- to four- family residential loans, historical credit loss assumptions are estimated using a model that categorizes loan pools based on loan type and delinquency status. These models calculate an expected life-of-loan loss percentage for each loan category by calculating the probability of default, based on the migration of loans from performing to loss by risk rating or delinquency categories using historical life-of-loan analysis and the severity of loss, based on the aggregate net lifetime losses incurred for each loan pool. For commercial real estate, commercial business, and consumer loans without risk rating segmentation, historical credit loss assumptions are estimated using a model that calculates an expected life-of-loan loss percentage for each loan category by considering the historical cumulative losses based on the aggregate net lifetime losses incurred for each loan pool. The model captures historical loss data back to the first quarter of 2008. For loans evaluated collectively, management uses economic indicators to adjust the historical loss rates so that they better reflect management’s expectations of future conditions over the remaining lives of the loans in the portfolio based on reasonable and supportable forecasts. These economic indicators are selected based on correlation to the Company’s historical credit loss experience and are evaluated for each loan category. The economic indicators evaluated include unemployment, gross domestic product, real estate price indices and growth, yield curve spreads, treasury yields, the corporate yield, the market volatility index, the Dow Jones index, the consumer confidence index, and the prime rate. Management considers various economic scenarios and forecasts when evaluating the economic indicators and probability weights the various scenarios to arrive at the forecast that most reflects management’s expectations of future conditions. The allowance for credit losses is then adjusted for the period in which those forecasts are considered to be reasonable and supportable. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the adjustments discontinue to be applied so that the model reverts back to the historical loss rates using a straight line reversion method. Management selected an initial reasonable and supportable forecast period of 12 months with a reversion period of 12 months. Both the reasonable and supportable forecast period and the reversion period are periodically reviewed by management.

Further, for loans evaluated collectively, management also considers qualitative and environmental factors for each loan category to adjust for differences between the historical periods used to calculate historical loss rates and expected conditions over the remaining lives of the loans in the portfolio. In determining the aggregate adjustment needed management considers the financial condition of the borrowers, the nature and volume of the loans, the remaining terms and the extent of prepayments on the loans, the volume and severity of past due and classified loans as well as the value of the underlying collateral on loans in which the collateral dependent practical expedient has not been used. Management also considers the Company’s lending policies, the quality of the Company’s credit review system, the quality of the Company’s management and lending staff, and the regulatory and economic environments in the areas in which the Company’s lending activities are concentrated.

Loans that do not share risk characteristics with other loans in the portfolio are individually evaluated for impairment are not included in the collective evaluation.  Factors involved in determining whether a loan should be individually evaluated include, but are not limited to, the financial condition of the borrower and the value of the underlying collateral.  Expected credit losses for loans evaluated individually are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or when the Banks determine that foreclosure is probable, the expected credit loss is measured based on the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. As a practical expedient, the Banks measure the expected credit loss for a loan using the fair value of the collateral, if repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Banks' assessment as of the reporting date.

In both cases, if the fair value of the collateral is less than the amortized cost basis of the loan, the Banks will recognize an allowance as the difference between the fair value of the collateral, less costs to sell (if applicable), at the reporting date and the amortized cost basis of the loan. If the fair value of the collateral exceeds the amortized cost basis of the loan, any expected recovery added to the amortized cost basis will be limited to the amount previously charged-off . Subsequent changes in the expected credit losses for loans evaluated individually are included within the provision for credit losses in the same manner in which the expected credit loss initially was recognized or as a reduction in the provision that would otherwise be reported.

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Banks.

Some of the Banks’ loans are reported as troubled debt restructures (TDRs).  Loans are reported as TDRs when the Banks grant a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider.  Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk.  The allowance for credit losses on a TDR is determined using the same method as all other loans held for investment, except when the value of the concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method the allowance for credit losses is determined by discounting the expected future cash flows at the original interest rate of the loan.

The CARES Act provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act if they are less than 30 days past due on their contractual payments at the time a modification program is implemented.

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

Allowance for Credit Losses - unfunded loan commitments: An allowance for credit losses - unfunded loan commitments is maintained at a level that, in the opinion of management, is adequate to absorb expected credit losses associated with the contractual life of the Banks' commitments to lend funds under existing agreements such as letters or lines of credit. The Banks use a methodology for determining the allowance for credit losses - unfunded loan commitments that applies the same segmentation and loss rate to each pool as the funded exposure adjusted for probability of funding. Draws on unfunded loan commitments that are considered uncollectible at the time funds are advanced are charged to the allowance for credit losses on off-balance sheet exposures. Provisions for credit losses - unfunded loan commitments are recognized in non-interest expense and added to the allowance for credit losses - unfunded loan commitments, which is included in other liabilities in the consolidated statements of financial condition.

Note 2:  ACCOUNTING STANDARDS RECENTLY ISSUED OR ADOPTED

Financial Instruments—Credit Losses (Topic 326)

On January 1, 2020, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology that delays recognition until it is probable a loss has been incurred with an expected loss methodology that is referred to as CECL. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial asset not excluded from the scope that have the contractual right to receive cash. The ASU replaces the incurred loss impairment methodology in previous GAAP with CECL, a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This ASU broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. The following table illustrates the pre-tax impact of the adoption of this ASU (in thousands):

	January 1, 2020 As Reported Under Topic 326	January 1, 2020 Pre-Topic 326 Adoption	Impact of Topic 326 Adoption
Assets
Held-to-maturity debt securities
U.S. Government and agency obligations	$—	$—	$—
Municipal bonds	28	—	28
Corporate bonds	35	—	35
Mortgage-backed or related securities	—	—	—
Allowance for credit losses on held-to-maturity debt securities	$63	$—	$63

Loans
Commercial real estate	$27,727	$30,591	$(2,864)
Multifamily real estate	2,550	4,754	(2,204)
Construction and land	25,509	22,994	2,515
Commercial business	26,380	23,370	3,010
Agricultural business	3,769	4,120	(351)
One-to four-family residential	11,261	4,136	7,125
Consumer	11,175	8,202	2,973
Unallocated	—	2,392	(2,392)
Allowance for credit losses on loans	$108,371	$100,559	$7,812

Liabilities
Allowance for credit losses on unfunded loan commitments	$9,738	$2,716	$7,022

Total			$14,897

The $14.9 million total increase was recorded net of tax as an $11.2 million reduction to shareholders' equity as of the adoption date. In addition to the increase in the allowance for credit losses upon adoption, the Company expects more variability in its quarterly provision for credit losses going forward due to the CECL model’s sensitivity to changes in the economic forecast and other factors. The Company has updated its accounting policies based on the adoption of this ASU. See Note 1 of the Notes to the Consolidated Financial Statements for additional information.

Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)

In August 2018, FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU broaden the scope of ASC Subtopic 350-40 to include costs incurred to implement a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred, consistent with the accounting for costs for internal-use software. The amendments in this ASU result in consistent capitalization of implementation costs of a hosting arrangement that is a service contract and implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. The Company adopted this ASU effective January 1, 2020. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

Fair Value Measurement (Topic 820)

In August 2018, FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The ASU removes, modifies and adds disclosure requirements in Topic 820. The following disclosure requirements were removed: 1) the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2) the policy for timing of transfers between levels, and 3) the valuation processes for Level 3 fair value measurements. This ASU modified disclosure requirements by requiring: that the measurement uncertainty disclosure communicates information about the uncertainty in measurement as of the reporting date. The following disclosure requirements were added: 1) changes in unrealized gains and losses for the period included in other comprehensive income for the recurring Level 3 fair value measurements held at the end of the reporting period, and 2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted this ASU effective January 1, 2020. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

NOTE 3: BUSINESS COMBINATION
Acquisition of AltaPacific Bancorp
On November 1, 2019, the Company completed the acquisition of 100% of the outstanding common shares of AltaPacific Bancorp (AltaPacific), the holding company for AltaPacific Bank, a California state-chartered commercial bank. AltaPacific was merged into Banner and AltaPacific Bank was merged into Banner Bank. Pursuant to the previously announced terms of the acquisition, AltaPacific shareholders received 0.2712 shares of Banner common stock in exchange for each share of AltaPacific common stock, plus cash in lieu of any fractional shares and to cancel in-the-money AltaPacific stock options. The merged banks operate as Banner Bank. The primary reason for the acquisition was to expand the Company's presence in California by adding density within our existing geographic footprint. The acquisition provided $425.7 million in assets, $313.4 million in deposits and $332.4 million in loans to Banner.

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

The following table presents the acquired AltaPacific purchased credit-impaired (PCI) loans as of the acquisition date (in thousands):

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

Note 4:  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at March 31, 2020 and December 31, 2019 are summarized as follows (in thousands):

	March 31, 2020
	Amortized Cost	Fair Value
Trading:
Corporate bonds	$27,203	$21,040
	$27,203	$21,040

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$82,197	$520	$(954)	$—	$81,763
Municipal bonds	171,486	9,726	(173)	—	181,039
Corporate bonds	30,094	1,101	(209)	—	30,986
Mortgage-backed or related securities	1,252,606	54,711	(518)	—	1,306,799
Asset-backed securities	8,130	—	(493)	—	7,637
	$1,544,513	$66,058	$(2,347)	$—	$1,608,224

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$373	$8	$—	$381	$—
Municipal bonds	380,483	10,830	(2,292)	389,021	61
Corporate bonds	3,325	—	(10)	3,315	37
Mortgage-backed or related securities	53,763	2,769	(12)	56,520	—
	$437,944	$13,607	$(2,314)	$449,237	$98

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
Corporate bonds	$27,203			$25,636
	$27,203			$25,636
Available-for-Sale:
U.S. Government and agency obligations	$90,468	$286	$(1,156)	$89,598
Municipal bonds	101,927	5,233	(3)	107,157
Corporate bonds	4,357	14	(6)	4,365
Mortgage-backed or related securities	1,324,999	20,325	(3,013)	1,342,311
Asset-backed securities	8,195	—	(69)	8,126
	$1,529,946	$25,858	$(4,247)	$1,551,557
Held-to-Maturity:
U.S. Government and agency obligations	$385	$4	$—	$389
Municipal bonds	177,208	3,733	(2,213)	178,728
Corporate bonds	3,353	—	(11)	3,342
Mortgage-backed or related securities	55,148	921	(723)	55,346
	$236,094	$4,658	$(2,947)	$237,805

Accrued interest receivable on held-to-maturity debt securities was $2.8 million and $1.1 million as of March 31, 2020 and December 31, 2019, respectively, and was $5.8 million and $4.8 million on available-for-sale debt securities as of March 31, 2020 and December 31, 2019, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the consolidated statements of financial condition and is excluded from the calculation of the allowance for credit losses.

At March 31, 2020, the gross unrealized losses and the fair value for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	March 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$2,575	$(18)	$56,531	$(936)	$59,106	$(954)
Municipal bonds	11,767	(173)	—	—	11,767	(173)
Corporate bonds	4,148	(209)	—	—	4,148	(209)
Mortgage-backed or related securities	42,545	(487)	7,218	(31)	49,763	(518)
Asset-backed securities	1,371	(53)	5,871	(440)	7,242	(493)
	$62,406	$(940)	$69,620	$(1,407)	$132,026	$(2,347)

At December 31, 2019, the gross unrealized losses and the fair value for securities available-for-sale and held-to-maturity aggregated by the length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

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
Held-to-Maturity
U.S. Government and agency obligations	$—	$—	$—	$—	$—	$—
Municipal bonds	44,605	(1,889)	19,017	(324)	63,622	(2,213)
Corporate bonds	—	—	489	(11)	489	(11)
Mortgage-backed or related securities	11,117	(723)	—	—	11,117	(723)
	$55,722	$(2,612)	$19,506	$(335)	$75,228	$(2,947)

At March 31, 2020, there were 59 securities—available-for-sale with unrealized losses, compared to 90 at December 31, 2019.  At December 31, 2019, there were 17 securities—held-to-maturity with unrealized losses.  Management does not believe that any individual unrealized loss as of March 31, 2020 resulted from credit loss or that any individual unrealized loss represented other-than-temporary impairment (OTTI) as of December 31, 2019.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

There were no sales of securities—trading during the three months ended March 31, 2020 or 2019. There were no securities—trading in a nonaccrual status at March 31, 2020 or December 31, 2019.  Net unrealized holding losses of $4.6 million were recognized during the three months ended March 31, 2020 compared to $58,000 of net unrealized holding losses recognized during the three months ended March 31, 2019.

There were 10 sales of securities—available-for-sale during the three months ended March 31, 2020, with a net gain of $78,000.  There was one sale of securities—available-for-sale during the three months ended March 31, 2019, which resulted in a net gain of $1,000. There were no securities—available-for-sale in a nonaccrual status at March 31, 2020 or December 31, 2019.

There were no sales of securities—held-to-maturity during the three months ended March 31, 2020 or 2019. There were no securities—held-to-maturity in a nonaccrual status or 30 days or more past due at March 31, 2020 or December 31, 2019.

The amortized cost and estimated fair value of securities at March 31, 2020, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	March 31, 2020
	Trading		Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing in one year or less	$—	$—	$2,500	$2,496	$807	$808
Maturing after one year through five years	—	—	66,644	68,453	59,949	61,827
Maturing after five years through ten years	—	—	352,386	370,139	44,006	46,085
Maturing after ten years through twenty years	27,203	21,040	265,561	277,549	124,627	126,785
Maturing after twenty years	—	—	857,422	889,587	208,555	213,732
	$27,203	$21,040	$1,544,513	$1,608,224	$437,944	$449,237

The following table presents, as of March 31, 2020, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	March 31, 2020
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$155,588	$154,453	$160,654
Interest rate swap counterparties	28,049	26,923	28,432
Repurchase agreements	153,285	147,608	153,286
Other	2,665	2,665	2,733
Total pledged securities	$339,587	$331,649	$345,105

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit rating. Credit ratings are reviewed and updated quarterly. The following table summarizes the amortized cost of held-to-maturity debt securities by credit rating at March 31, 2020 (in thousands):

	March 31, 2020
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$348,662	$500	$—	$349,162
BBB/BB/B	—	—	—	—	—
Not Rated	373	31,821	2,825	53,763	88,782
	$373	$380,483	$3,325	$53,763	$437,944

The following table presents the activity in the allowance for credit losses for held-to-maturity debt securities by major type for the three months ended March 31, 2020 (in thousands):

	Three Months Ended March 31, 2020
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses - securities
Beginning Balance	$—	$—	$—	$—	$—
Impact of adopting ASC 326	—	28	35	—	63
Provision for credit losses	—	33	2	—	35
Securities charged-off	—	—	—	—	—
Recoveries	—	—	—	—	—
Ending Balance	$—	$61	$37	$—	$98

Note 5: LOANS RECEIVABLE AND THE ALLOWANCE FOR CREDIT LOSSES - LOANS

As a result of the adoption of Financial Instruments - Credit Losses (Topic 326), effective January 1, 2020, the Company changed the segmentation of its loan portfolio based on the common risk characteristics used to measure the allowance for credit losses.  The following table presents the loans receivable at March 31, 2020 and December 31, 2019 by class (dollars in thousands). The presentation of loans receivable at December 31, 2019 has been updated to conform to the loan portfolio segmentation that became effective on January 1, 2020.

	March 31, 2020		December 31, 2019
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,024,089	11.0%	$980,021	10.5%
Investment properties	2,007,537	21.6	2,024,988	21.8
Small balance CRE	591,783	6.4	613,484	6.6
Multifamily real estate	400,206	4.3	388,388	4.2
Construction, land and land development:
Commercial construction	205,476	2.2	210,668	2.3
Multifamily construction	250,410	2.7	233,610	2.5
One- to four-family construction	534,956	5.8	544,308	5.8
Land and land development	232,506	2.5	245,530	2.6
Commercial business:
Commercial business	1,357,817	14.6	1,364,650	14.7
Small business scored	807,539	8.7	772,657	8.3
Agricultural business, including secured by farmland	330,257	3.6	337,271	3.6
One- to four-family residential	881,387	9.5	925,531	9.9
Consumer:
Consumer—home equity revolving lines of credit	521,618	5.6	519,336	5.6
Consumer—other	140,163	1.5	144,915	1.6
Total loans	9,285,744	100.0%	9,305,357	100.0%
Less allowance for credit losses - loans	(130,488)		(100,559)
Net loans	$9,155,256		$9,204,798

The presentation of loans receivable at December 31, 2019 in the table below is based on loan segmentation as presented in the 2019 Form 10-K.

	December 31, 2019
	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,580,650	17.0%
Investment properties	2,309,221	24.8
Multifamily real estate	473,152	5.1
Commercial construction	210,668	2.3
Multifamily construction	233,610	2.5
One- to four-family construction	544,308	5.8
Land and land development:
Residential	154,688	1.7
Commercial	26,290	0.3
Commercial business	1,693,824	18.2
Agricultural business, including secured by farmland	370,549	4.0
One- to four-family residential	945,622	10.2
Consumer:
Consumer secured by one- to four-family	550,960	5.8
Consumer—other	211,815	2.3
Total loans	9,305,357	100.0%
Less allowance for loan losses	(100,559)
Net loans	$9,204,798

Loan amounts are net of unearned loan fees in excess of unamortized costs of $451,000 as of March 31, 2020 and $438,000 as of December 31, 2019. Net loans include net discounts on acquired loans of $22.2 million and $25.0 million as of March 31, 2020 and December 31, 2019, respectively. Net loans does not include accrued interest receivable. Accrued interest receivable on loans was $32.0 million as of March 31, 2020 and $31.8 million as of December 31, 2019 and was reported in accrued interest receivable on the consolidated statements of financial condition.

Purchased credit deteriorated and purchased non-credit-deteriorated loans. Loans acquired in business combinations are recorded at their fair value at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-deteriorated (PCD) or purchased non-credit-deteriorated. There were no PCD loans acquired for the three months ended March 31, 2020.
Purchased credit-impaired loans and purchased non-credit-impaired loans. Prior to the implementation of Financial Instruments—Credit Losses (Topic 326) on January 1, 2020, acquired loans were evaluated upon acquisition and classified as either purchased credit-impaired (PCI) or purchased non-credit-impaired. PCI loans reflected credit deterioration since origination such that it was probable at acquisition that the Company would be unable to collect all contractually required payments. The outstanding contractual unpaid principal balance of PCI loans, excluding acquisition accounting adjustments, was $23.5 million at December 31, 2019. The carrying balance of PCI loans was $15.9 million at December 31, 2019. These loans were converted to PCD loans on January 1, 2020.
The following table presents the changes in the accretable yield for PCI loans for the three months ended March 31, 2019 (in thousands):

Three Months Ended March 31,
2019
Balance, beginning of period	$5,216
Accretion to interest income	(493)
Disposals	—
Reclassifications from non-accretable difference	55
Balance, end of period	$4,778

As of December 31, 2019, the non-accretable difference between the contractually required payments and cash flows expected to be collected was $7.4 million.

Impaired Loans and the Allowance for Loan Losses.  Prior to the implementation of Financial Instruments—Credit Losses (Topic 326) on January 1, 2020, a loan was considered impaired when, based on current information and circumstances, the Company determines it was probable that it would be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Factors involved in determining impairment included, but were not limited to, the financial condition of the borrower, the value of the underlying collateral and the status of the economy. Impaired loans were comprised of loans on nonaccrual, TDRs that were performing under their restructured terms, and loans that were 90 days or more past due, but were still on accrual. PCI loans were considered performing within the scope of the purchased credit-impaired accounting guidance and were not included in the impaired loan tables.

The following table provides information on impaired loans, excluding PCI loans, with and without allowance reserves at December 31, 2019. Recorded investment includes the unpaid principal balance or the carrying amount of loans less charge-offs and net deferred loan fees (in thousands):

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

(1)
Includes loans without an allowance reserve that had been individually evaluated for impairment and that evaluation concluded that no reserve was needed, and $13.5 million of homogeneous and small balance loans, as of December 31, 2019, that were collectively evaluated for impairment for which a general reserve was established.

(2)
Loans with a specific allowance reserve were individually evaluated for impairment using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals less costs to sell to establish realizable value.

The following table summarizes our average recorded investment and interest income recognized on impaired loans by loan class for the three months ended March 31, 2019 (in thousands):

	Three Months Ended March 31, 2019
	Average Recorded Investment	Interest Income Recognized
Commercial real estate:
Owner-occupied	$3,451	$2
Investment properties	7,227	76
Commercial construction	1,427	—
One- to four-family construction	919	—
Land and land development:
Residential	726	—
Commercial business	3,803	5
Agricultural business/farmland	5,117	27
One- to four-family residential	6,446	65
Consumer:
Consumer secured by one- to four-family	2,063	5
Consumer—other	319	1
	$31,498	$181

Troubled Debt Restructurings. Loans are reported as TDRs when the bank grants one or more concessions to a borrower experiencing financial difficulties that it would not otherwise consider.  Our TDRs have generally not involved forgiveness of amounts due, but almost always include a modification of multiple factors; the most common combination includes interest rate, payment amount and maturity date.

As of March 31, 2020 and December 31, 2019, the Company had TDRs of $13.1 million and $8.0 million, respectively, and commitments to advance additional funds related to TDRs up to $1.2 million and none, respectively.

The following table presents new TDRs that occurred during the three months ended March 31, 2020 and March 31, 2019 (dollars in thousands):

	Three months ended March 31, 2020
	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Recorded Investment
Commercial business:
Commercial business	2	4,796	4,796
Total	2	$4,796	$4,796

	Three months ended March 31, 2019
	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Recorded Investment
Commercial real estate
Investment properties	1	1,090	1,090
	1	$1,090	$1,090

There were no TDRs which incurred a payment default within twelve months of the restructure date during the three-month periods ended March 31, 2020 and 2019. A default on a TDR results in either a transfer to nonaccrual status or a partial charge-off, or both.

Credit Quality Indicators:  To appropriately and effectively manage the ongoing credit quality of the Company’s loan portfolio, management has implemented a risk-rating or loan grading system for its loans.  The system is a tool to evaluate portfolio asset quality throughout each applicable loan’s life as an asset of the Company.  Generally, loans are risk rated on an aggregate borrower/relationship basis with individual loans sharing similar ratings.  There are some instances when specific situations relating to individual loans will provide the basis for different risk ratings within the aggregate relationship.  Loans are graded on a scale of 1 to 9.  A description of the general characteristics of these categories is shown below:

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  The Company's risk-rating and loan grading policies are reviewed and approved annually. There were no material changes in the risk-rating or loan grading system for the periods presented.

Risk Ratings 1-5: Pass
Credits with risk ratings of 1 to 5 meet the definition of a pass risk rating. The strength of credits vary within the pass risk ratings, ranging from a risk rated 1 being an exceptional credit to a risk rated 5 being an acceptable credit that requires a more than normal level of supervision.

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

The following tables present the Company’s portfolio of risk-rated loans by grade as of March 31, 2020 (in thousands). Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination.

	March 31, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$86,515	$209,528	$171,907	$133,579	$109,177	$280,979	$7,927	$999,612
Special Mention	—	2,438	1,369	2,353	—	103	—	6,263
Substandard	—	500	—	5,805	1,295	10,614	—	18,214
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$86,515	$212,466	$173,276	$141,737	$110,472	$291,696	$7,927	$1,024,089

Commercial real estate - investment properties
Risk Rating
Pass	$42,548	$296,128	$347,941	$309,865	$328,239	$631,602	$30,284	$1,986,607
Special Mention	—	3,360	—	—	—	976	—	4,336
Substandard	—	3,934	2,405	—	442	9,813	—	16,594
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$42,548	$303,422	$350,346	$309,865	$328,681	$642,391	$30,284	$2,007,537

Multifamily real estate
Risk Rating
Pass	$21,907	$72,099	$45,457	$102,668	$47,554	$108,743	$1,778	$400,206
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$21,907	$72,099	$45,457	$102,668	$47,554	$108,743	$1,778	$400,206

	March 31, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Commercial construction
Risk Rating
Pass	$17,290	$101,679	$55,535	$9,326	$2,231	$1,599	$—	$187,660
Special Mention	—	—	6,197	—	—	—	—	6,197
Substandard	—	11,521	—	—	98	—	—	11,619
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$17,290	$113,200	$61,732	$9,326	$2,329	$1,599	$—	$205,476

Multifamily construction
Risk Rating
Pass	$39,395	$115,501	$76,925	$12,945	$—	$—	$5,644	$250,410
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$39,395	$115,501	$76,925	$12,945	$—	$—	$5,644	$250,410

One- to four- family construction
Risk Rating
Pass	$143,457	$357,179	$11,536	$—	$7	$—	$5,058	$517,237
Special Mention	2,254	13,540	—	—	—	—	630	16,424
Substandard	—	1,295	—	—	—	—	—	1,295
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$145,711	$372,014	$11,536	$—	$7	$—	$5,688	$534,956

	March 31, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Land and land development
Risk Rating
Pass	$36,452	$126,901	$44,296	$10,708	$7,275	$6,580	$260	$232,472
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	34	—	—	—	—	—	34
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$36,452	$126,935	$44,296	$10,708	$7,275	$6,580	$260	$232,506

Commercial business
Risk Rating
Pass	$74,684	$284,798	$228,436	$98,502	$52,755	$89,037	$466,294	$1,294,506
Special Mention	65	1,314	5,021	1,472	4,846	5,091	8,635	26,444
Substandard	2,904	2,199	7,548	3,934	293	949	19,040	36,867
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$77,653	$288,311	$241,005	$103,908	$57,894	$95,077	$493,969	$1,357,817

Agricultural business including secured by farmland
Risk Rating
Pass	$17,928	$64,309	$35,934	$26,835	$27,403	$35,133	$102,965	$310,507
Special Mention	—	1,328	—	919	676	1,418	—	4,341
Substandard	625	5,523	5,974	191	62	707	2,327	15,409
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business including secured by farmland	$18,553	$71,160	$41,908	$27,945	$28,141	$37,258	$105,292	$330,257

The following table presents the Company’s portfolio of non-risk-rated loans by delinquency status as of March 31, 2020 (in thousands). Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination.

	March 31, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Small balance CRE
Past Due Category
Current	$3,076	$72,221	$91,455	$75,742	$80,463	$265,178	$1,189	$589,324
30-59 Days Past Due	—	380	382	—	—	738	—	1,500
60-89 Days Past Due	—	—	—	—	—	396	—	396
90 Days + Past Due	—	—	—	340	—	223	—	563
Total Small balance CRE	$3,076	$72,601	$91,837	$76,082	$80,463	$266,535	$1,189	$591,783

Small business scored
Past Due Category
Current	$49,408	$176,863	$161,438	$115,884	$60,448	$85,896	$151,905	$801,842
30-59 Days Past Due	31	459	215	977	68	325	466	2,541
60-89 Days Past Due	—	184	150	197	55	—	5	591
90 Days + Past Due	—	243	568	715	610	152	277	2,565
Total Small business scored	$49,439	$177,749	$162,371	$117,773	$61,181	$86,373	$152,653	$807,539

One- to four- family residential
Past Due Category
Current	$10,298	$119,074	$141,540	$156,046	$77,252	$357,521	$4,801	$866,532
30-59 Days Past Due	559	4,107	639	1,615	264	5,215	—	12,399
60-89 Days Past Due	21	—	—	—	—	82	—	103
90 Days + Past Due	358	—	607	45	—	1,343	—	2,353
Total One- to four- family residential	$11,236	$123,181	$142,786	$157,706	$77,516	$364,161	$4,801	$881,387

	March 31, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$14,227	$2,053	$1,774	$2,137	$1,223	$3,840	$493,903	$519,157
30-59 Days Past Due	—	—	—	—	—	14	664	678
60-89 Days Past Due	—	—	—	—	—	267	—	267
90 Days + Past Due	—	—	—	520	297	158	541	1,516
Total Consumer—home equity revolving lines of credit	$14,227	$2,053	$1,774	$2,657	$1,520	$4,279	$495,108	$521,618

Consumer-other
Past Due Category
Current	$7,199	$22,156	$21,985	$18,571	$12,885	$26,316	$30,214	$139,326
30-59 Days Past Due	102	21	174	78	100	95	78	648
60-89 Days Past Due	—	30	29	17	—	10	54	140
90 Days + Past Due	—	—	—	—	49	—	—	49
Total Consumer-other	$7,301	$22,207	$22,188	$18,666	$13,034	$26,421	$30,346	$140,163

The following tables present the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristics as of December 31, 2019 (in thousands):

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

(1)
The Pass category includes some performing loans that are part of homogenous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, as of December 31, 2019, in the commercial business category, $764.6 million of credit-scored small business loans.  As loans in these pools become non-performing, they are individually risk-rated.

The following table provides the amortized cost basis of collateral-dependent loans as of March 31, 2020 (in thousands). Our collateral dependent loans presented in the table below have no significant concentrations by property type or location. The table below includes one commercial banking relationship with a balance of $14.7 million.

	March 31, 2020
	Real Estate	Accounts Receivable	Equipment	Inventory	Total
Commercial real estate:
Owner-occupied	$1,838	$—	$—	$—	$1,838
Investment properties	3,421	—	—	—	3,421
Small Balance CRE	1,367	—	—	—	1,367
Multifamily real estate	—	—	—	—	—
Construction, land and land development:
Commercial construction	—	—	—	—	—
Multifamily construction	—	—	—	—	—
One- to four-family construction	964	—	—	—	964
Land and land development	—	—	—	—	—
Commercial business
Commercial business	2,851	11,344	4,597	1,215	20,007
Small business Scored	48	—	49	—	97
Agricultural business, including secured by farmland	—	—	—	—	—
One- to four-family residential	868	—	—	—	868
Consumer:
Consumer—home equity revolving lines of credit	—	—	—	—	—
Consumer—other	—	—	—	—	—
Total	$11,357	$11,344	$4,646	$1,215	$28,562

The following tables provide additional detail on the age analysis of the Company’s past due loans as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$1,209	$—	$1,837	$3,046	$1,021,043	$1,024,089	$1,837	$2,243	$—
Investment properties	607	—	3,888	4,495	2,003,042	2,007,537	3,420	3,863	24
Small Balance CRE	1,500	396	563	2,459	589,324	591,783	1,222	2,406	—
Multifamily real estate	—	—	—	—	400,206	400,206	—	—	—
Construction, land and land development:
Commercial construction	11,521	—	1,505	13,026	192,450	205,476	—	98	1,407
Multifamily construction	—	—	—	—	250,410	250,410	—	—	—
One- to four-family construction	1,027	—	964	1,991	532,965	534,956	964	1,295	—
Land and land development	1,783	—	—	1,783	230,723	232,506	—	—	—
Commercial business
Commercial business	4,849	537	1,508	6,894	1,350,923	1,357,817	198	21,737	—
Small business scored	2,541	591	2,565	5,697	801,842	807,539	98	3,290	77
Agricultural business, including secured by farmland	580	2,083	894	3,557	326,700	330,257	—	495	461
One- to four-family residential	12,399	103	2,353	14,855	866,532	881,387	865	3,045	1,089
Consumer:
Consumer—home equity revolving lines of credit	678	267	1,516	2,461	519,157	521,618	—	1,713	320
Consumer—other	648	140	49	837	139,326	140,163	—	99	—
Total	$39,342	$4,117	$17,642	$61,101	$9,224,643	$9,285,744	$8,604	$40,284	$3,378

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Total Non-accrual (1)
Commercial real estate:
Owner-occupied	$486	$1,246	$2,889	$4,621	$8,578	$1,567,451	$1,580,650	$89	$4,069
Investment properties	—	260	1,883	2,143	6,345	2,300,733	2,309,221	—	1,883
Multifamily real estate	239	91	—	330	7	472,815	473,152	—	85
Commercial construction	1,397	—	98	1,495	—	209,173	210,668	—	98
Multifamily construction	—	—	—	—	—	233,610	233,610	—	—
One-to-four-family construction	3,212	—	1,799	5,011	—	539,297	544,308	332	1,467
Land and land development:
Residential	—	—	340	340	—	154,348	154,688	—	340
Commercial	—	—	—	—	—	26,290	26,290	—	—
Commercial business	2,343	1,583	3,412	7,338	368	1,686,118	1,693,824	401	23,015
Agricultural business, including secured by farmland	1,972	129	584	2,685	393	367,471	370,549	—	661
One-to four-family residential	3,777	1,088	2,876	7,741	74	937,807	945,622	877	3,410
Consumer:
Consumer secured by one- to four-family	1,174	327	1,846	3,347	110	547,503	550,960	398	2,314
Consumer—other	350	161	—	511	63	211,241	211,815	—	159
Total	$14,950	$4,885	$15,727	$35,562	$15,938	$9,253,857	$9,305,357	$2,097	$37,501

(1)	The Company did not recognize any interest income on non-accrual loans during both the three months ended March 31, 2020 and the year ended December 31, 2019.

The following table provides the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2020 (in thousands):

	For the Three Months Ended March 31, 2020
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$30,591	$4,754	$22,994	$23,370	$4,120	$4,136	$8,202	$2,392	$100,559
Impact of Adopting Topic 326	(2,864)	(2,204)	2,515	3,010	(351)	7,125	2,973		7,812
Provision/(recapture) for credit losses	1,545	321	8,708	6,447	(1,006)	539	5,159	—	21,713
Recoveries	167	—	—	205	1,750	148	96	—	2,366
Charge-offs	(100)	(66)	—	(1,384)	—	(64)	(348)	—	(1,962)
Ending balance	$29,339	$2,805	$34,217	$31,648	$4,513	$11,884	$16,082	$—	$130,488

The changes in the allowance for credit losses during the three months ended March 31, 2020 were primarily the result of the $21.7 million provision for credit losses recorded during the current quarter, mostly due to the deterioration in the economy during the current quarter as a result of the COVID-19 pandemic, as well as forecasted additional future economic deterioration based on the reasonable and supportable economic forecast as of March 31, 2020. In addition, the change for the current quarter included a $7.8 million increase related to the adoption of Financial Instruments - Credit Losses (Topic 326).

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the three months ended March 31, 2019 (in thousands):

	For the Three Months Ended March 31, 2019
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$27,132	$3,818	$24,442	$19,438	$3,778	$4,714	$7,972	$5,191	$96,485
Provision/(recapture) for loan losses	369	202	(751)	(209)	(178)	(46)	269	2,344	2,000
Recoveries	21	—	22	23	—	43	110	—	219
Charge-offs	(431)	—	—	(590)	(4)	—	(371)	—	(1,396)
Ending balance	$27,091	$4,020	$23,713	$18,662	$3,596	$4,711	$7,980	$7,535	$97,308

	March 31, 2019
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$240	$—	$—	$12	$66	$59	$8	$—	$385
Collectively evaluated for impairment	26,851	4,020	23,713	18,627	3,472	4,652	7,972	7,535	96,842
Purchased credit-impaired loans	—	—	—	23	58	—	—	—	81
Total allowance for loan losses	$27,091	$4,020	$23,713	$18,662	$3,596	$4,711	$7,980	$7,535	$97,308

Loan balances:
Individually evaluated for impairment	$9,806	$—	$2,988	$514	$4,110	$4,116	$193	$—	$21,727
Collectively evaluated for impairment	3,545,162	387,014	1,093,159	1,523,166	368,781	963,370	776,948	—	8,657,600
Purchased credit impaired loans	11,805	128	—	618	431	95	253	—	13,330
Total loans	$3,566,773	$387,142	$1,096,147	$1,524,298	$373,322	$967,581	$777,394	$—	$8,692,657

Note 6:  REAL ESTATE OWNED, NET

The following table presents the changes in REO for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Balance, beginning of the period	$814	$2,611
Additions from loan foreclosures	1,588	—
Balance, end of the period	$2,402	$2,611

REO properties are recorded at the estimated fair value of the property, less expected selling costs, establishing a new cost basis.  Subsequently, REO properties are carried at the lower of the new cost basis or updated fair market values, based on updated appraisals of the underlying properties, as received.  Valuation allowances on the carrying value of REO may be recognized based on updated appraisals or on management’s authorization to reduce the selling price of a property. The Company had $727,000 of foreclosed one- to four-family residential real estate properties held as REO at March 31, 2020 and $48,000 at December 31, 2019. The recorded investment in one- to four-family residential loans in the process of foreclosure was $313,000 at March 31, 2020 compared with $1.5 million at December 31, 2019.

Note 7:  GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At March 31, 2020, intangible assets are comprised of goodwill and CDI acquired in business combinations. Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed at least annually for impairment. Banner has identified one reporting unit for purposes of evaluating goodwill for impairment. At March 31, 2020, the Company completed its qualitative assessment of goodwill and concluded that it is more likely than not that the fair value of Banner, the reporting unit, exceeds the carrying value. If adverse economic conditions or the recent decrease in our stock price and market capitalization as a result of the COVID-19 pandemic were to be deemed sustained in the future rather than temporary, it may significantly affect the fair value of our goodwill and may trigger impairment charges.

CDI represents the value of transaction-related deposits and the value of the customer relationships associated with the deposits. At December 31, 2018 intangible assets also included favorable leasehold intangibles (LHI). LHI represented the value ascribed to leases assumed in an acquisition in which the lease terms are favorable compared to a market lease at the date of acquisition. LHI was reclassified to the right of use lease asset in connection with the adoption of Lease Topic 842 on January 1, 2019. The Company amortizes CDI assets over their estimated useful lives and reviews them at least annually for events or circumstances that could impair their value.

The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months ended March 31, 2020 and the year ended December 31, 2019 (in thousands):

	Goodwill	CDI	LHI	Total
Balance, December 31, 2018	$339,154	$32,699	$225	$372,078
Additions through acquisitions(1)	33,967	4,610	—	38,577
Amortization	—	(8,151)	—	(8,151)
Adjustments(2)	—	—	(225)	(225)
Balance, December 31, 2019	373,121	29,158	—	402,279
Amortization	—	(2,001)	—	(2,001)
Balance, March 31, 2020	$373,121	$27,157	$—	$400,278

(1) The additions to Goodwill and CDI in 2019 relate to the acquisition of AltaPacific.
(2) The adjustment to LHI represents a reclassification to the right-of-use lease asset in connection with the implementation of Lease Topic 842.

The following table presents the estimated amortization expense with respect to CDI as of March 31, 2020 for the periods indicated (in thousands):

Estimated Amortization
Remainder of 2020	$5,730
2021	6,571
2022	5,317
2023	3,814
2024	2,659
Thereafter	3,066
$27,157

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge, which is recognized in servicing fee income within mortgage banking operations on the consolidated statement of operations.   However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the three months ended March 31, 2020 and 2019, the Company did not record any impairment charges or recoveries against mortgage servicing rights. The unpaid principal balance for loans which mortgage servicing rights have been recorded totaled $2.53 billion and $2.48 billion at March 31, 2020 and December 31, 2019, respectively.  Custodial accounts maintained in connection with this servicing totaled $3.4 million and $12.0 million at March 31, 2020 and December 31, 2019, respectively.

An analysis of our mortgage servicing rights for the three months ended March 31, 2020 and 2019 is presented below (in thousands):

	Three Months Ended March 31,
	2020	2019
Balance, beginning of the period	$14,148	$14,638
Additions—amounts capitalized	1,420	672
Additions—through purchase	63	47
Amortization (1)	(1,354)	(940)
Balance, end of the period (2)	$14,277	$14,417

(1)
Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income within mortgage banking operations and any unamortized balance is fully amortized if the loan repays in full.

(2)	There was no valuation allowance as of March 31, 2020 and 2019.

Note 8:  DEPOSITS

Deposits consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Non-interest-bearing accounts	$4,107,262	$3,945,000
Interest-bearing checking	1,331,860	1,280,003
Regular savings accounts	1,997,265	1,934,041
Money market accounts	1,846,844	1,769,194
Total interest-bearing transaction and saving accounts	5,175,969	4,983,238
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	972,667	936,940
Certificates of deposit greater than $250,000	193,639	183,463
Total certificates of deposit(1)	1,166,306	1,120,403
Total deposits	$10,449,537	$10,048,641
Included in total deposits:
Public fund transaction and savings accounts	$246,312	$244,418
Public fund interest-bearing certificates	48,232	35,184
Total public deposits	$294,544	$279,602
Total brokered deposits	$250,977	$202,884

(1)	Certificates of deposit include $206,000 and $269,000 of acquisition premiums at March 31, 2020 and December 31, 2019, respectively.

At March 31, 2020 and December 31, 2019, the Company had certificates of deposit of $198.6 million and $189.0 million, respectively, that were equal to or greater than $250,000.

Scheduled maturities and weighted average interest rates of certificates of deposit at March 31, 2020 are as follows (dollars in thousands):

	March 31, 2020
	Amount	Weighted Average Rate
Maturing in one year or less	$887,586	1.24%
Maturing after one year through two years	175,730	1.76
Maturing after two years through three years	76,073	1.81
Maturing after three years through four years	11,742	1.97
Maturing after four years through five years	12,652	1.97
Maturing after five years	2,523	1.14
Total certificates of deposit	$1,166,306	1.37%

Note 9:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2020 and December 31, 2019, whether or not measured at fair value in the Consolidated Statements of Financial Condition (dollars in thousands):

		March 31, 2020		December 31, 2019
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$295,001	$295,001	$307,735	$307,735
Securities—trading	3	21,040	21,040	25,636	25,636
Securities—available-for-sale	2	1,608,224	1,608,224	1,551,557	1,551,557
Securities—held-to-maturity	2	435,119	446,412	233,241	234,952
Securities—held-to-maturity	3	2,825	2,825	2,853	2,853
Loans held for sale	2	182,428	182,766	210,447	210,670
Loans receivable	3	9,285,744	9,272,174	9,305,357	9,304,340
FHLB stock	3	20,247	20,247	28,342	28,342
Bank-owned life insurance	1	193,140	193,140	192,088	192,088
Mortgage servicing rights	3	14,277	20,931	14,148	22,611
Derivatives:
Interest rate swaps	2	42,687	42,687	15,202	15,202
Interest rate lock and forward sales commitments	2,3	3,325	3,325	1,108	1,108
Liabilities:
Demand, interest checking and money market accounts	2	7,285,966	7,285,966	6,994,197	6,994,197
Regular savings	2	1,997,265	1,997,265	1,934,041	1,934,041
Certificates of deposit	2	1,166,306	1,173,126	1,120,403	1,117,921
FHLB advances	2	247,000	251,978	450,000	452,720
Other borrowings	2	128,764	128,764	118,474	118,474
Junior subordinated debentures	3	99,795	99,795	119,304	119,304
Derivatives:
Interest rate swaps	2	23,280	23,280	10,966	10,966
Interest rate lock and forward sales commitments	2	4,448	4,448	674	674

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (Trust Preferred Securities)	$—	$—	$21,040	$21,040

Securities—available-for-sale
U.S. Government and agency obligations	—	81,763	—	81,763
Municipal bonds	—	181,039	—	181,039
Corporate bonds	—	30,986	—	30,986
Mortgage-backed or related securities	—	1,306,799	—	1,306,799
Asset-backed securities	—	7,637	—	7,637
	—	1,608,224	—	1,608,224

Loans held for sale	—	169,239	—	169,239

Derivatives
Interest rate swaps	—	42,687	—	42,687
Interest rate lock and forward sales commitments	—	808	2,517	3,325
	$—	$1,820,958	$23,557	$1,844,515

Liabilities:
Junior subordinated debentures, net of unamortized deferred issuance costs	$—	$—	$99,795	$99,795
Derivatives
Interest rate swaps	—	23,280	—	23,280
Interest rate lock and forward sales commitments	—	4,448	—	4,448
	$—	$27,728	$99,795	$127,523

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (Trust Preferred Securities)	$—	$—	$25,636	$25,636

Securities—available-for-sale
U.S. Government and agency obligations	—	89,598	—	89,598
Municipal bonds	—	107,157	—	107,157
Corporate bonds	—	4,365	—	4,365
Mortgage-backed securities	—	1,342,311	—	1,342,311
Asset-backed securities	—	8,126	—	8,126
	—	1,551,557	—	1,551,557

Loans held for sale	—	199,397	—	199,397
Equity securities	—	—	—	—

Derivatives
Interest rate swaps	—	15,202	—	15,202
Interest rate lock and forward sales commitments	—	317	791	1,108
	$—	$1,766,473	$26,427	$1,792,900

Liabilities:
Junior subordinated debentures, net of unamortized deferred issuance costs	$—	$—	$119,304	$119,304
Derivatives
Interest rate swaps	—	10,966	—	10,966
Interest rate lock and forward sales commitments	—	674	—	674
	$—	$11,640	$119,304	$130,944

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2020 and December 31, 2019.  The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for certain of the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring and non-recurring basis at March 31, 2020 and December 31, 2019:

			Weighted Average Rate / Range
Financial Instruments	Valuation Techniques	Unobservable Inputs	March 31, 2020	December 31, 2019
Corporate bonds (TPS securities)	Discounted cash flows	Discount rate	6.70%	5.91%
Junior subordinated debentures	Discounted cash flows	Discount rate	6.70%	5.91%
Loans individually evaluated	Collateral valuations	Discount to appraised value	0.0% to 20.0%	0.0% to 20.0%
REO	Appraisals	Discount to appraised value	52.03%	58.50%
Interest rate lock commitments	Pricing model	Pull-through rate	84.19%	89.61%

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

Junior subordinated debentures: Similar to the TPS securities discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner's credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of March 31, 2020, or the passage of time, will result in negative fair value adjustments. At March 31, 2020, the discount rate utilized was based on a credit spread of 550 basis points and three-month LIBOR of 120 basis points.

Interest rate lock commitments: The fair value of the interest rate lock commitments is based on secondary market sources adjusted for an estimated pull-through rate. The pull-through rate is based on historical loan closing rates for similar interest rate lock commitments. An increase or decrease in the pull-through rate would have a corresponding, positive or negative fair value adjustment.

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31, 2020
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures
Beginning balance	$25,636	$119,304
Total gains or losses recognized
Assets losses	(4,596)	—
Liabilities gains	—	(19,509)
Ending balance at March 31, 2020	$21,040	$99,795

	Three Months Ended
	March 31, 2019
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures
Beginning balance	$25,896	$114,091
Total gains or losses recognized
Assets gains	(58)	—
Liabilities losses	—	(174)
Ending balance at March 31, 2019	$25,838	$113,917

Interest income and dividends from the TPS securities are recoded as a component of interest income. Interest expense related to the junior subordinated debentures is measured based on contractual interest rates and reported in interest expense.  The change in fair value of the junior subordinated debentures, which represents changes in instrument specific credit risk, is recorded in other comprehensive income.

Items Measured at Fair Value on a Non-recurring Basis:

The following tables present financial assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$19,954	$19,954
REO	—	—	2,402	2,402

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$14,853	$14,853
REO	—	—	814	814

The following table presents the losses resulting from non-recurring fair value adjustments for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Loans individually evaluated	$—	$(300)
REO	—	—
Total loss from non-recurring measurements	$—	$(300)

Loans individually evaluated: Expected credit losses for loans evaluated individually are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or when the Bank determines that foreclosure is probable, the expected credit loss is measured based on the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. As a practical expedient, the Bank measures the expected credit loss for a loan using the fair value of the collateral, if repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Bank’s assessment as of the reporting date. In both cases, if the fair value of the collateral is less than the amortized cost basis of the loan, the Bank will recognize an allowance as the difference between the fair value of the collateral, less costs to sell (if applicable), at the reporting date and the amortized cost basis of the loan. If the fair value of the collateral exceeds the amortized cost basis of the loan, any expected recovery added to the amortized cost basis will be limited to the amount previously charged-off by the subsequent changes in the expected credit losses for loans evaluated individually are included within the provision for credit losses in the same manner in which the expected credit loss initially was recognized or as a reduction in the provision that would otherwise be reported.

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

As of March 31, 2020, the Company had $275,000 of unrecognized tax benefits for uncertain tax positions, none of which would materially affect the effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense. The Company files consolidated income tax returns in the U.S. federal jurisdiction and in the Oregon, California, Utah, Idaho and Montana state jurisdictions.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Tax credit investments	$33,811	$29,620
Unfunded commitments—tax credit investments	24,409	20,235

The following table presents other information related to the Company's tax credit investments for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Tax credits and other tax benefits recognized	$1,007	$494
Tax credit amortization expense included in provision for income taxes	809	405

Note 11:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings per share data for the three months ended March 31, 2020 and 2019 (in thousands, except shares and per share data):

	Three Months Ended March 31,
	2020	2019
Net income	$16,882	$33,346

Basic weighted average shares outstanding	35,463,541	35,050,376
Plus unvested restricted stock	176,922	121,680
Diluted weighted shares outstanding	35,640,463	35,172,056
Earnings per common share
Basic	$0.48	$0.95
Diluted	$0.47	$0.95

Note 12:  STOCK-BASED COMPENSATION PLANS

The Company operates the following stock-based compensation plans as approved by its shareholders:

•	2014 Omnibus Incentive Plan (the 2014 Plan).

•	2018 Omnibus Incentive Plan (the 2018 Plan).

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

2014 Omnibus Incentive Plan

The 2014 Plan was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of March 31, 2020, 295,318 restricted stock shares and 398,986 restricted stock units have been granted under the 2014 Plan of which 265,381 restricted stock shares and 134,848 restricted stock units have vested.

2018 Omnibus Incentive Plan

The 2018 Plan was approved by shareholders on April 24, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of common stock for issuance under the 2018 Plan in connection with the exercise of awards. As of March 31, 2020, no shares and 365,063 units have been granted under the 2018 Plan.

The expense associated with all restricted stock grants (including restricted stock shares and restricted stock units) was $1.9 million and $1.2 million for the three month periods ended March 31, 2020 and March 31, 2019, respectively. Unrecognized compensation expense for these awards as of March 31, 2020 was $20.5 million and will be amortized over the next 36 months.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	March 31, 2020	December 31, 2019
Commitments to extend credit	$2,975,390	$3,051,681
Standby letters of credit and financial guarantees	15,619	14,298
Commitments to originate loans	75,180	39,676
Risk participation agreement	41,004	41,022

Derivatives also included in Note 14:
Commitments to originate loans held for sale	191,119	66,196
Commitments to sell loans secured by one- to four-family residential properties	81,429	70,895
Commitments to sell securities related to mortgage banking activities	229,000	239,320

In addition to the commitments disclosed in the table above, the Company is committed to funding its' unfunded tax credit investments (see Note 10, Income Taxes). During 2019, the Company entered into an agreement to invest $10 million in a limited partnership. The Company had funded $467,000 of the commitment, with $9.5 million of the commitment remaining to be funded at both March 31, 2020 and December 31, 2019.

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. The type of collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company's allowance for credit losses - unfunded loan commitments at March 31, 2020 and December 31, 2019 was $11.5 million and $2.7 million, respectively.

Standby letters of credit are conditional commitments issued to guarantee a customer’s performance or payment to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Through the acquisition of AmericanWest Bank, Banner Bank assumed a risk participation agreement. Under the risk participation agreement, Banner Bank guarantees the financial performance of a borrower on the participated portion of an interest rate swap on a loan.

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Company then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans required a lock extension. The cost of a lock extension at times was borne by the customer and at times by the Company. These lock extension costs have not had a material impact to the Company's operations. The Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during the three months ended March 31, 2020 or March 31, 2019. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Banks hold a security interest.  Based upon the information known to management at this time, the Company and the Banks are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at March 31, 2020.

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

As of March 31, 2020 and December 31, 2019, the notional values or contractual amounts and fair values of the Company's derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2020		December 31, 2019		March 31, 2020		December 31, 2019
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$2,253	$155	$3,567	$220	$2,253	$155	$3,567	$220

(1)	Included in Loans receivable on the consolidated statements of financial condition.

(2)	Included in Other liabilities on the consolidated statements of financial condition.

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

As of March 31, 2020 and December 31, 2019, the notional values or contractual amounts and fair values of the Company's derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2020		December 31, 2019		March 31, 2020		December 31, 2019
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$404,492	$42,532	$371,957	$14,982	$404,492	$23,125	$371,957	$10,746
Mortgage loan commitments	170,207	2,517	50,755	791	51,063	2	65,855	190
Forward sales contracts	81,429	808	70,895	317	229,000	4,446	239,320	484
	$656,128	$45,857	$493,607	$16,090	$684,555	$27,573	$677,132	$11,420

(1)
Included in Other assets on the Consolidated Statements of Financial Condition, with the exception of certain interest swaps and mortgage loan commitments (with a fair value of $959,000 at March 31, 2020 and $347,000 at December 31, 2019), which are included in Loans receivable.

(2)	Included in Other liabilities on the Consolidated Statements of Financial Condition.

Gains (losses) recognized in income on derivatives not designated in hedge relationships for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Location on Consolidated Statements of Operations	Three Months Ended March 31,
		2020	2019
Mortgage loan commitments	Mortgage banking operations	$1,726	$7
Forward sales contracts	Mortgage banking operations	(3,068)	150
		$(1,342)	$157

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at March 31, 2020 or December 31, 2019, it could have been required to settle its obligations under the agreements at the termination value. As of March 31, 2020 and December 31, 2019, the termination value of derivatives in a net liability position related to these agreements was $42.7 million and $15.2 million, respectively. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $42.3 million and $28.1 million as of March 31, 2020 and December 31, 2019, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable. In addition, some of interest rate swap derivatives between Banner Bank and the dealer counterparties are cleared through central clearing houses. These clearing houses characterize the variation margin payments as settlements of the derivative's market exposure and not as collateral. The variation margin is treated as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative liability. As of March 31, 2020 and December 31, 2019, the variation margin adjustment was a negative adjustment of $19.4 million and $4.3 million, respectively.

The following tables present additional information related to the Company's derivative contracts, by type of financial instrument, as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$42,687	$—	$42,687	$—	$—	$42,687
	$42,687	$—	$42,687	$—	$—	$42,687

Derivative liabilities
Interest rate swaps	$42,687	$(19,407)	$23,280	$—	$(23,285)	$(5)
	$42,687	$(19,407)	$23,280	$—	$(23,285)	$(5)

	December 31, 2019
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$15,242	$(40)	$15,202	$—	$—	$15,202
	$15,242	$(40)	$15,202	$—	$—	$15,202

Derivative liabilities
Interest rate swaps	$15,242	$(4,276)	$10,966	$—	$(15,209)	$(4,243)
	$15,242	$(4,276)	$10,966	$—	$(15,209)	$(4,243)

NOTE 15: REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue:

Deposit fees and other service charges for the three months ended March 31, 2020 and 2019 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Deposit service charges	$4,832	$4,586
Debit and credit card interchange fees	4,884	7,931
Debit and credit card expense	(1,932)	(2,449)
Merchant services income	3,002	2,856
Merchant services expense	(2,436)	(2,319)
Other service charges	1,453	2,013
Total deposit fees and other service charges	$9,803	$12,618

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

NOTE 16: LEASES

The Company leases 105 buildings and offices under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Lease Position as of March 31, 2020 and December 31, 2019

The table below presents the lease right-of-use assets and lease liabilities recorded on the balance sheet at March 31, 2020 and December 31, 2019 (dollars in thousands):

	Classification on the Balance Sheet	March 31, 2020	December 31, 2019
Assets
Operating right-of-use lease assets	Other assets	$59,620	$61,766

Liabilities
Operating lease liabilities	Accrued expenses and other liabilities	$63,757	$65,818

Weighted-average remaining lease term
Operating leases	6.0 years	6.2 years

Weighted-average discount rate
Operating leases	3.6%	3.7%

Lease Costs

The table below presents certain information related to the lease costs for operating leases for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost (1)	$4,164	$3,975
Short-term lease cost (1)	21	121
Variable lease cost (1)	811	561
Less sublease income (1)	(254)	(237)
Total lease cost	$4,742	$4,420
(1) Lease expenses and sublease income are classified within occupancy and equipment expense on the Consolidated Statements of Operations.

Supplemental Cash Flow Information

Operating cash flows paid for operating lease amounts included in the measurement of lease liabilities were $4.1 million and $3.9 million for the three months ended March 31, 2020 and March 31, 2019, respectively. During the three months ended March 31, 2020 and March 31, 2019, the Company recorded $1.6 million and $61.0 million, respectively, of right-of-use lease assets in exchange for operating lease liabilities.

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the next five years beginning with 2020 and the total of the remaining years to the operating lease liabilities recorded on the Consolidated Statements of Financial Position (in thousands):

Operating Leases
Remainder of 2020	$12,180
2021	15,370
2022	11,764
2023	8,675
2024	6,756
Thereafter	16,489
Total minimum lease payments	71,234
Less: amount of lease payments representing interest	(7,477)
Lease obligations	$63,757

As of March 31, 2020 and December 31, 2019, the Company had no undiscounted lease payments under an operating lease that had not yet commenced.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington which owns two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of March 31, 2020, it had 173 branch offices and 18 loan production offices located in Washington, Oregon, California, Idaho and Utah.  Islanders Bank is a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (the FDIC).  As of March 31, 2020, we had total consolidated assets of $12.78 billion, total loans of $9.29 billion, total deposits of $10.45 billion and total shareholders’ equity of $1.60 billion.

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

Banner Corporation's successful execution of its super community bank model and strategic initiatives have delivered solid core operating results and profitability. Highlights of this success have included solid asset quality, client acquisition and account growth, which have resulted in increased core deposit balances and strong revenue generation while maintaining the Company's moderate risk profile.

Our financial results for the quarter ended March 31, 2020 reflects the impact of the COVID-19 pandemic which resulted in a substantial reduction in business activity or the closing of businesses in all the western states Banner operates. In response to COVID-19, Banner is offering payment and financial relief programs for borrowers impacted by the economic decline. These programs include loan payment deferrals for up to 90 days, waived late fees, and, on a more limited basis, waived interest or allowed interest only loan payments and we have suspended foreclosure proceedings. As of April 30, 2020, Banner had modified 2,582 loans with a balance of $837.0 million under these programs. Since these loans were performing loans that were current on their payments prior to COVID-19, these modifications are not considered to be troubled debt restructurings. In addition, the U.S. Small Business Administration (SBA) provided assistance to small businesses impacted by COVID-19 through the Paycheck Protection Program (PPP), which is designed to provide near term relief to help small businesses sustain operations.  Banner offered small businesses loans to clients in its service area through this program.  As of April 30, 2020, Banner had received approval from the SBA on approximately 7,000 PPP loan applications with a balance of over $1.1 billion.  Banner is also planning to assist our clients with accessing other borrowing options as they become available, including the Main Street Lending Program and other government sponsored lending programs, as appropriate.

Banner has taken various steps to ensure the safety of customers and staff by limiting branch activities to appointment only and use of our drive-up facilities, and by encouraging the use of our digital and electronic banking channels, all the while adjusting for evolving State and Federal stay-at-home guidelines. To protect the well-being of staff and customers, Banner implemented measures to allow employees to work from home to the extent practicable. To facilitate this approach, Banner purchased additional computer equipment to staff and enhanced the Company's network capabilities with several upgrades. These expenses plus other expenses incurred in response to the COVID-19 pandemic resulted in $239,000 of related costs during the quarter ended March 31, 2020.

For the quarter ended March 31, 2020, our net income was $16.9 million, or $0.47 per diluted share, compared to net income of $33.3 million, or $0.95 per diluted share, for the quarter ended March 31, 2019. The current quarter was positively impacted by growth in residential mortgage loan production, which was offset by an increase in the provision for credit losses, a decrease in deposit fees and other service charges, the recognition of a net loss for fair value adjustments as a result of changes in the valuation of financial instruments carried at fair value, as well as an increase in non-interest expense. Compared to the same quarter a year ago, we had a decrease in net interest income, due to an increase in the provision for credit losses for the current quarter primarily reflecting expected lifetime credit losses due to the COVID-19 pandemic based upon the financial conditions and economic outlook that existed as of March 31, 2020. The probability for further decline in economic conditions, including higher unemployment rates and lower gross domestic product, has increased since quarter end and should they materialize, an additional provision for expected credit losses will be necessary that may materially adversely affect our earnings.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, FHLB advances, other borrowings and junior subordinated debentures. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets, interest-bearing liabilities and non-interest-bearing funding sources including non-interest-bearing deposits. Our net interest income increased $3.2 million, or 3%, to $119.3 million for the quarter ended March 31, 2020, compared to $116.1 million for the same quarter one year earlier. This increase in net interest income is a result of growth in total loans receivable and core deposits.

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

Our total revenues (net interest income before the provision for loan losses plus total non-interest income) for the first quarter of 2020 increased $4.2 million, or 3%, to $138.4 million, compared to $134.2 million for the same period a year earlier, largely as a result of increased net interest income.  Our total non-interest income, which is a component of total revenue and includes the net gain on sale of securities and changes in the value of financial instruments carried at fair value, was $19.2 million for the quarter ended March 31, 2020, compared to $18.1 million for the quarter ended March 31, 2019.

Our non-interest expense increased in the first quarter of 2020 compared to a year earlier largely as a result of the higher salary and employee benefits due to additional staffing related to the operations acquired from the acquisition of AltaPacific on November 1, 2019 and normal salary and wage adjustments, as well as the $1.7 million provision for credit losses - unfunded loan commitments recorded in the first quarter of 2020. Non-interest expense was $95.2 million for the quarter ended March 31, 2020, compared to $90.0 million for the same quarter a year earlier.

We recorded a $21.7 million provision for credit losses - loans in the quarter ended March 31, 2020, compared to a $2.0 million provision for loan losses for the quarter ended March 31, 2019 due to the COVID-19 pandemic. The provision for the current quarter primarily reflects expected lifetime credit losses due to the COVID-19 pandemic based upon the financial conditions and economic outlook that existed as of March 31, 2020. The allowance for credit losses - loans at March 31, 2020 was $130.5 million, representing 299% of non-performing loans compared to $100.6 million, or 254% of non-performing loans at December 31, 2019. In addition to the allowance for credit losses - loans, Banner maintains an allowance for credit losses - unfunded loan commitments which was $11.5 million at March 31, 2020 compared to $2.7 million at December 31, 2019. Non-performing loans were $43.7 million at March 31, 2020, compared to $39.6 million at December 31, 2019 and $19.3 million a year earlier. (See Note 5, Loans Receivable and the Allowance for Credit Losses, as well as “Asset Quality” below in this Form 10-Q.)

*Non-GAAP financial measures: Net income, revenues and other earnings and expense information excluding fair value adjustments, gains or losses on the sale of securities, acquisition-related expenses, COVID-19 expenses, amortization of CDI, REO gain (loss) and state/municipal business and use taxes are non-GAAP financial measures.  Management has presented these and other non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations and in understanding our capital position.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three Months Ended March 31, 2020 and 2019” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (in thousands):

	For the Three Months Ended March 31,
	2020	2019
ADJUSTED REVENUE
Net interest income	$119,258	$116,104
Total non-interest income	19,165	18,125
Total GAAP revenue	138,423	134,229
Exclude net gain on sale of securities	(78)	(1)
Exclude change in valuation of financial instruments carried at fair value	4,596	(11)
Adjusted Revenue (non-GAAP)	$142,941	$134,217

	For the Three Months Ended March 31,
	2020	2019
ADJUSTED EARNINGS
Net income (GAAP)	$16,882	$33,346
Exclude net gain on sale of securities	(78)	(1)
Exclude change in valuation of financial instruments carried at fair value	4,596	(11)
Exclude acquisition-related expenses	1,142	2,148
Exclude COVID-19 expenses	239	—
Exclude related tax benefit	(1,405)	(513)
Total adjusted earnings (non-GAAP)	$21,376	$34,969
Diluted earnings per share (GAAP)	$0.47	$0.95
Diluted adjusted earnings per share (non-GAAP)	$0.60	$0.99

	For the Three Months Ended March 31,
	2020	2019
ADJUSTED EFFICIENCY RATIO
Non-interest expense (GAAP)	$95,185	$90,014
Exclude acquisition-related expenses	(1,142)	(2,148)
Exclude COVID-19 expenses	(239)	—
Exclude CDI amortization	(2,001)	(2,052)
Exclude state/municipal tax expense	(984)	(945)
Exclude REO loss	(100)	123
Adjusted non-interest expense (non-GAAP)	$90,719	$84,992

Net interest income (GAAP)	$119,258	$116,104
Non-interest income (GAAP)	19,165	18,125
Total revenue	138,423	134,229
Exclude net gain on sale of securities	(78)	(1)
Exclude net change in valuation of financial instruments carried at fair value	4,596	(11)
Adjusted revenue (non-GAAP)	$142,941	$134,217

Efficiency ratio (GAAP)	68.76%	67.06%
Adjusted efficiency ratio (non-GAAP)	63.47%	63.32%

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

TANGIBLE COMMON SHAREHOLDERS' EQUITY TO TANGIBLE ASSETS
	March 31, 2020	December 31, 2019	March 31, 2019
Shareholders’ equity (GAAP)	$1,601,700	$1,594,034	$1,511,191
Exclude goodwill and other intangible assets, net	400,278	402,279	369,801
Tangible common shareholders’ equity (non-GAAP)	$1,201,422	$1,191,755	$1,141,390
Total assets (GAAP)	$12,780,950	$12,604,031	$11,740,285
Exclude goodwill and other intangible assets, net	400,278	402,279	369,801
Total tangible assets (non-GAAP)	$12,380,672	$12,201,752	$11,370,484
Common shareholders’ equity to total assets (GAAP)	12.53%	12.65%	12.87%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	9.70%	9.77%	10.04%

TANGIBLE COMMON SHAREHOLDERS' EQUITY PER SHARE
Tangible common shareholders' equity (non-GAAP)	$1,201,422	$1,191,755	$1,141,390
Common shares outstanding at end of period	35,102,459	35,751,576	35,152,746
Common shareholders' equity (book value) per share (GAAP)	$45.63	$44.59	$42.99
Tangible common shareholders' equity (tangible book value) per share (non-GAAP)	$34.23	$33.33	$32.47

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

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for credit losses, (iii) the valuation of financial assets and liabilities recorded at fair value, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation of assets and liabilities acquired in business combinations and subsequent recognition of related income and expense, and (vii) the valuation of or recognition of deferred tax assets and liabilities.  These policies and judgments, estimates and assumptions are described in greater detail below.  Management believes the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods.  There have been no significant changes in our application of accounting policies since December 31, 2019 except for the change related to the adoption of Financial Instruments - Credit Losses (Topic 326) as described below and in Notes 1 and 2 to the Consolidated Financial Statements.  For additional information concerning critical accounting policies, see the Selected Notes to the Consolidated Financial Statements and the following:

Interest Income: (Notes 4 and 5) Interest on loans and securities is accrued as earned unless management doubts the collectability of the asset or the unpaid interest.  Interest accruals on loans are generally discontinued when loans become 90 days past due for payment of interest and the loans are then placed on nonaccrual status.  All previously accrued but uncollected interest is deducted from interest income upon transfer to nonaccrual status.  For any future payments collected, interest income is recognized only upon management’s assessment that there is a strong likelihood that the full amount of a loan will be repaid or recovered.  Management's assessment of the likelihood of full repayment involves judgment including determining the fair value of the underlying collateral which can be impacted by the economic environment. A loan may be put on nonaccrual status sooner than this policy would dictate if, in management’s judgment, the amounts owed, principal or interest, may be uncollectable.  While less common, similar interest reversal and nonaccrual treatment is applied to investment securities if their ultimate collectability becomes questionable. Loans modified due to the COVID-19 pandemic are considered current if they are less than 30 days past due on the contractual payments at the time the loan modification program was put in place and therefore continue to accrue interest unless the interest is being waived.

Provision and Allowance for Credit Losses - Loans: (Note 5) The methodology for determining the allowance for credit losses - loans is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for credit losses. Among the material estimates required to establish the allowance for credit losses - loans are: a reasonable and supportable forecast; a reasonable and supportable forecast period and the reversion period; value of collateral; strength of guarantors; the amount and timing of future cash flows for loans individually evaluated; and determination of the qualitative loss factors. All of these estimates are susceptible to significant change. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. The Banks have elected to exclude accrued interest receivable from the amortized cost basis in their estimate of the allowance for credit losses. The provision for credit losses reflects the amount required to maintain the allowance for credit losses at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves.  The Company has established systematic methodologies for the determination of the adequacy of the Company’s allowance for credit losses.  The methodologies are set forth in a formal policy and take into consideration the need for a valuation allowance for loans evaluated on a collective (pool) basis which have similar risk characteristics as well as allowances that are tied to individual loans that do not share risk characteristics.  The Company increases its allowance for credit losses by charging provisions for credit losses on its consolidated statement of operations. Losses related to specific assets are applied as a reduction of the carrying value of the assets and charged against the allowance for credit loss reserve when management believes the uncollectibility of a loan balance is confirmed.  Recoveries on previously charged off loans are credited to the allowance for credit losses.

Management estimates the allowance for credit losses using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is maintained at a level sufficient to provide for expected credit losses over the life of the loan based on evaluating historical credit loss experience and making adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio.  These factors include, among others, changes in the size and composition of the loan portfolio, differences in underwriting standards, delinquency rates, actual loss experience and current economic conditions.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. In estimating the component of the allowance for credit losses for loans that share common risk characteristics, loans are pooled based on loan type and areas of risk concentration. For loans evaluated collectively, the allowance for credit losses is calculated using life of loan historical losses adjusted for economic forecasts and current conditions.

For commercial real estate, multifamily real estate, construction and land, commercial business and agricultural loans with risk rating segmentation, historical credit loss assumptions are estimated using a model that categorizes loan pools based on loan type and risk rating. For one- to four- family residential loans, historical credit loss assumptions are estimated using a model that categorizes loan pools based on loan type and delinquency status. These models calculate an expected life-of-loan loss percentage for each loan category by calculating the probability of default, based on the migration of loans from performing to loss by risk rating or delinquency categories using historical life-of-loan analysis and the severity of loss, based on the aggregate net lifetime losses incurred for each loan pool. For commercial real estate, commercial business, and consumer loans without risk rating segmentation, historical credit loss assumptions are estimated using a model that calculates an expected life-of-loan loss percentage for each loan category by considering the historical cumulative losses based on the aggregate net lifetime losses incurred for each loan pool. The model captures historical loss data back to the first quarter of 2008. For loans evaluated collectively, management uses economic indicators to adjust the historical loss rates so that they better reflect management’s expectations of future conditions over the remaining lives of the loans in the portfolio based on reasonable and supportable forecasts. These economic indicators are selected based on correlation to the Company’s historical credit loss experience and are evaluated for each loan category. The economic indicators evaluated include unemployment, gross domestic product, real estate price indices and growth, yield curve spreads, treasury yields, the corporate yield, the market volatility index, the Dow Jones index, the consumer confidence index, and the prime rate. Management considers various economic scenarios and forecasts when evaluating the economic indicators and probability weights the various scenarios to arrive at the forecast that most reflects management’s expectations of future conditions. The allowance for credit losses is then adjusted for the period in which those forecasts are considered to be reasonable and supportable. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the adjustments discontinue to be applied so that the model reverts back to the historical loss rates using a straight line reversion method. Management selected an initial reasonable and supportable forecast period of 12 months with a reversion period of 12 months. Both the reasonable and supportable forecast period and the reversion period are periodically reviewed by Management.

Further, for loans evaluated collectively, management also considers qualitative and environmental factors for each loan category to adjust for differences between the historical periods used to calculate historical loss rates and expected conditions over the remaining lives of the loans in the portfolio. In determining the aggregate adjustment needed management considers the financial condition of the borrowers, the nature and volume of the loans, the remaining terms and the extent of prepayments on the loans, the volume and severity of past due and classified loans as well as the value of the underlying collateral on loans in which the collateral dependent practical expedient has not been used. Management also considers the Company’s lending policies, the quality of the Company’s credit review system, the quality of the Company’s management and lending staff, and the regulatory and economic environments in the areas in which the Company’s lending activities are concentrated.

Loans that do not share risk characteristics with other loans in the portfolio are individually evaluated for impairment are not included in the collective evaluation.  Factors involved in determining whether a loan should be individually evaluated include, but are not limited to, the financial condition of the borrower and the value of the underlying collateral.  Expected credit losses for loans evaluated individually are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or when the Banks determine that foreclosure is probable, the expected credit loss is measured based on the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. As a practical expedient, the Banks measure the expected credit loss for a loan using the fair value of the collateral, if repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Banks' assessment as of the reporting date.

In both cases, if the fair value of the collateral is less than the amortized cost basis of the loan, the Banks will recognize an allowance as the difference between the fair value of the collateral, less costs to sell (if applicable), at the reporting date and the amortized cost basis of the loan. If the fair value of the collateral exceeds the amortized cost basis of the loan, any expected recovery added to the amortized cost basis will be limited to the amount previously charged-off. Subsequent changes in the expected credit losses for loans evaluated individually are included within the provision for credit losses in the same manner in which the expected credit loss initially was recognized or as a reduction in the provision that would otherwise be reported.

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Banks.

Some of the Banks’ loans are reported as troubled debt restructures (TDRs).  Loans are reported as TDRs when the Banks grant a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider.  Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk.  The allowance for credit losses on a TDR is determined using the same method as all other loans held for investment, except when the value of the concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method the allowance for credit losses is determined by discounting the expected future cash flows at the original interest rate of the loan. The Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act if they are less than 30 days past due on their contractual payments at the time a modification program is implemented.

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

Loans Acquired in Business Combinations: (Notes 3 and 5) Loans acquired in business combinations, are recorded at their fair value at the acquisition date. Establishing the fair value of acquired loans involves a significant amount of judgment, including determining the credit discount based upon historical data adjusted for current economic conditions and other factors. If any of these assumptions are inaccurate actual credit losses could vary significantly from the credit discount used to calculate the fair value of the acquired loans. Acquired loans are evaluated upon acquisition and classified as either purchased credit deteriorated or purchased non-credit-deteriorated. Purchased credit deteriorated (PCD) loans have experienced more than insignificant credit deterioration since origination. For PCD loans, an allowance for credit losses is determined at the acquisition date using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The loan’s fair value grossed up for the allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through a provision for credit losses.

For purchased non-credit deteriorated loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the life of the loans. While credit discounts are included in the determination of the fair value for non-credit deteriorated loans, since these discounts are expected to be accreted over the life of the loans, they cannot be used to offset the allowance for credit losses that must be recorded at the acquisition date. As a result, an allowance for credit losses is determined at the acquisition date using the same methodology as other loans held for investment and is recognized as a provision for credit losses. Any subsequent deterioration (improvement) in credit quality is recognized by recording (recapturing) a provision for credit losses.

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

Income Taxes and Deferred Taxes: (Note 10) The Company and its wholly-owned subsidiaries file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon, California, Utah, Idaho and Montana.  Income taxes are accounted for using the asset and liability method.  Under this method a deferred tax asset or liability is determined based on the enacted tax rates which are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information and maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the tax authorities and newly enacted statutory, judicial and regulatory guidance that could impact the relative merits of tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. A valuation allowance is required to be recognized if it is more likely than not that all or a portion of our deferred tax assets will not be realized. The evaluation pertaining to the tax expense and related deferred tax asset and liability balances involves a high degree of judgment and subjectivity around the measurement and resolution of these matters. The ultimate realization of the deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible.

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

General:  Total assets increased $176.9 million, to $12.78 billion at March 31, 2020, from $12.60 billion at December 31, 2019. The increase was largely the result of increases in both held to maturity and available for sale securities.

Loans and lending: Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans in a range of 90% to 95% of total deposits to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. We offer a wide range of loan products to meet the demands of our customers. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Total loans receivable decreased $19.6 million during the three months ended March 31, 2020, primarily reflecting decreased one-to-four family, construction, land and land development, agricultural and consumer loan balances due to seasonal and other market factors, partially offset by increased commercial real estate, multifamily real estate, and commercial business loan balances. At March 31, 2020, our loans receivable totaled $9.29 billion compared to $9.31 billion at December 31, 2019 and $8.69 billion at March 31, 2019. The growth over the year ago period includes the impact of the acquisition of AltaPacific during the fourth quarter of 2019 which included $332.4 million of portfolio loans.

The following table sets forth the composition of the Company's loans receivable by type of loan as of the dates indicated (dollars in thousands):

				Percentage Change
	Mar 31, 2020	Dec 31, 2019	Mar 31, 2019	Prior Year End	Prior Year
Commercial real estate:
Owner-occupied	$1,024,089	$980,021	$869,634	4.5%	17.8%
Investment properties	2,007,537	2,024,988	1,838,328	(0.9)	9.2
Small balance CRE	591,783	613,484	619,646	(3.5)	(4.5)
Multifamily real estate	400,206	388,388	300,684	3.0	33.1
Construction, land and land development:
Commercial construction	205,476	210,668	181,888	(2.5)	13.0
Multifamily construction	250,410	233,610	183,203	7.2	36.7
One- to four-family construction	534,956	544,308	514,410	(1.7)	4.0
Land and land development	232,506	245,530	271,038	(5.3)	(14.2)
Commercial business:
Commercial business	1,357,817	1,364,650	1,199,930	(0.5)	13.2
Small business scored	807,539	772,657	738,665	4.5	9.3
Agricultural business, including secured by farmland	330,257	337,271	339,472	(2.1)	(2.7)
One- to four-family residential	881,387	925,531	942,477	(4.8)	(6.5)
Consumer:
Consumer—home equity revolving lines of credit	521,618	519,336	532,600	0.4	(2.1)
Consumer—other	140,163	144,915	160,682	(3.3)	(12.8)
Total loans receivable	$9,285,744	$9,305,357	$8,692,657	(0.2)%	6.8%

Our commercial real estate loans for owner-occupied, investment properties, and small balance CRE totaled $3.62 billion, or 39% of our loan portfolio at March 31, 2020. In addition, multifamily residential real estate loans totaled $400.2 million and comprised 4% of our loan portfolio. Commercial real estate loans increased by $4.9 million during the first three months of 2020 while multifamily real estate loans increased by $11.8 million. Although multifamily real estate loans remain a modest portion of our held-for-investment loan portfolio, originations and sales of multifamily real estate loans held for sale have made a contribution to our mortgage banking revenue.

We also originate commercial, multifamily, and residential construction, land and land development loans, which totaled $1.22 billion, or 13% of our loan portfolio at March 31, 2020. Residential construction balances decreased $9.4 million, or 2%, to $535.0 million at March 31, 2020 compared to $544.3 million at December 31, 2019 and increased $20.5 million, or 4%, compared to $514.4 million at March 31, 2019. We also originate residential construction loans for owner occupants, although construction balances for these loans are modest as the loans convert to one- to four-family real estate loans upon completion of the homes and are often sold in the secondary market. Residential construction loans represented approximately 6% of our total loan portfolio at March 31, 2020.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  In recent years, our commercial business lending has also included participation in certain syndicated loans, including shared national credits, which totaled $183.7 million at March 31, 2020. Our commercial and agricultural business loans increased $21.0 million to $2.50 billion at March 31, 2020, compared to $2.47 billion at December 31, 2019, and increased $217.5 million, or 10%, compared to $2.28 billion at March 31, 2019. The increase in the current quarter primarily reflects growth in commercial business loans as commercial line of credit usage increased as a result of COVID-19 offset partially by seasonal decreases in agricultural loan balances. Commercial and agricultural business loans represented approximately 27% of our portfolio at March 31, 2020.

Our one- to four-family real estate loan originations have been relatively strong, as interest rates have declined during the current year. We are active originators of one- to four-family real estate loans in most communities where we have established offices in Washington, Oregon, California and Idaho. Most of the one- to four-family real estate loans that we originate are sold in secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. At March 31, 2020, our outstanding balance of one- to four-family real estate loans retained in our portfolio decreased $44.1 million, to $881.4 million, compared to $925.5 million at December 31, 2019, and decreased $61.1 million, or 6%, compared to $942.5 million at March 31, 2019. One- to four-family real estate loans represented 10% of our loan portfolio at March 31, 2020.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers. At March 31, 2020, consumer loans, including home equity revolving lines of credit, decreased $2.5 million to $661.8 million, compared to $664.3 million at December 31, 2019, and decreased $31.5 million compared to $693.3 million at March 31, 2019.

The following table shows loan origination (excluding loans held for sale) activity for the three months ended March 31, 2020 and March 31, 2019 (in thousands):

	Three Months Ended
	Mar 31, 2020	Mar 31, 2019
Commercial real estate	$76,359	$92,183
Multifamily real estate	10,171	3,733
Construction and land	369,613	231,744
Commercial business	199,873	137,142
Agricultural business	31,261	30,483
One-to four- family residential	31,041	31,186
Consumer	67,357	62,370
Total loan originations (excluding loans held for sale)	$785,675	$588,841

The origination table above includes loan participations and loan purchases. There were no loan purchases during the three months ended March 31, 2020 or March 31, 2019.

Loans held for sale decreased to $182.4 million at March 31, 2020, compared to $210.4 million at December 31, 2019, as sales of held-for-sale loans exceeded the origination of held-for-sale loans during the three months ended March 31, 2020. Loans held for sale were $45.9 million at March 31, 2019. Origination of loans held for sale increased to $296.7 million for the three months ended March 31, 2020 compared to $134.7 million for the same period last year. The volume of one- to four-family residential mortgage loans sold was $204.0 million during the three months ended March 31, 2020, compared to $107.2 million in the same period a year ago. During the three months ended March 31, 2020, we sold $119.7 million in multifamily loans compared to $149.9 million for the same period last year. Loans held for sale at March 31, 2020 included $105.4 million of multifamily loans and $77.1 million of one- to four-family loans compared to $3.3 million of multifamily loans and $42.5 million of one- to four-family loans at March 31, 2019.

The following table presents loans by geographic concentration at March 31, 2020, December 31, 2019 and March 31, 2019 (dollars in thousands):

	Mar 31, 2020		Dec 31, 2019	Mar 31, 2019	Percentage Change
	Amount	Percentage	Amount	Amount	Prior Year End	Prior Year Qtr
Washington	$4,350,273	46.7%	$4,364,764	$4,329,759	(0.3)%	0.5%
California	2,140,895	23.1	2,129,789	1,581,654	0.5	35.4
Oregon	1,664,652	17.9	1,650,704	1,639,427	0.8	1.5
Idaho	524,663	5.7	530,016	524,705	(1.0)	—
Utah	52,747	0.6	60,958	59,940	(13.5)	(12.0)
Other	552,514	6.0	569,126	557,172	(2.9)	(0.8)
Total loans receivable	$9,285,744	100.0%	$9,305,357	$8,692,657	(0.2)%	6.8%

Investment Securities: Our total investment in securities increased $253.8 million to $2.07 billion at March 31, 2020 from December 31, 2019. Securities purchases made towards the end of the quarter as balance sheet liquidity increased and market spreads widened exceeded sales, paydowns and maturities during the three-month period. Purchases were primarily in securities issued by government-sponsored entities. The average effective duration of Banner's securities portfolio was approximately 2.9 years at March 31, 2020. Net fair value adjustments to the portfolio of securities held for trading, which were included in net income, were a decrease of $4.6 million in the three months ended March 31, 2020 primarily as the result of increased market spreads on certain types of securities. In addition, fair value adjustments for securities designated as available-for-sale reflected an increase of $42.2 million for the three months ended March 31, 2020, which was included net of the associated tax expense of $10.1 million as a component of other comprehensive income, and largely occurred as a result of decreased market interest rates. (See Note 4 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.)

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

The following table sets forth the Company's deposits by type of deposit account as of the dates indicated (dollars in thousands):

				Percentage Change
	Mar 31, 2020	Dec 31, 2019	Mar 31, 2019	Prior Year End	Prior Year Quarter
Non-interest-bearing	$4,107,262	$3,945,000	$3,676,984	4.1%	11.7%
Interest-bearing checking	1,331,860	1,280,003	1,174,169	4.1	13.4
Regular savings accounts	1,997,265	1,934,041	1,865,852	3.3	7.0
Money market accounts	1,846,844	1,769,194	1,495,948	4.4	23.5
Interest-bearing transaction & savings accounts	5,175,969	4,983,238	4,535,969	3.9	14.1
Total core deposits	9,283,231	8,928,238	8,212,953	4.0	13.0
Interest-bearing certificates	1,166,306	1,120,403	1,163,276	4.1	0.3
Total deposits	$10,449,537	$10,048,641	$9,376,229	4.0%	11.4%

Total deposits were $10.45 billion at March 31, 2020, compared to $10.05 billion at December 31, 2019 and $9.38 billion a year ago. The $400.9 million increase in total deposits compared to December 31, 2019 primarily reflects a $355.0 million increase in core deposits and a $48.1 million increase in brokered deposits. The year-over-year increase in deposits included $313.4 million in deposits acquired in the AltaPacific acquisition which closed in the fourth quarter of 2019. Non-interest-bearing account balances increased 4.1% to $4.11 billion at March 31, 2020, compared to $3.95 billion at December 31, 2019, and increased 12% compared to $3.68 billion a year ago. Interest-bearing transaction and savings accounts increased 4% to $5.18 billion at March 31, 2020, compared to $4.98 billion at December 31, 2019, and increased 14% compared to $4.54 billion a year ago. Certificates of deposit increased 4% to $1.17 billion at March 31, 2020, compared to $1.12 billion at December 31, 2019 and increased slightly compared to $1.16 billion a year ago. Brokered deposits totaled $251.0 million at March 31, 2020, compared to $202.9 million at December 31, 2019 and $239.4 million a year ago. Core deposits represented 89% of total deposits at both March 31, 2020 and December 31, 2019.

The following table presents deposits by geographic concentration at March 31, 2020, December 31, 2019 and March 31, 2019 (dollars in thousands):

	Mar 31, 2020		Dec 31, 2019	Mar 31, 2019	Percentage Change
	Amount	Percentage	Amount	Amount	Prior Year End	Prior Year Quarter
Washington(1)	$6,037,864	57.8%	$5,861,809	$5,604,567	3.0%	7.7%
Oregon	2,093,738	20.0	2,006,163	1,906,132	4.4	9.8
California	1,828,064	17.5	1,698,289	1,402,213	7.6	30.4
Idaho	489,871	4.7	482,380	463,317	1.6	5.7
Total deposits	$10,449,537	100.0%	$10,048,641	$9,376,229	4.0%	11.4%

(1)	Includes brokered deposits.

Borrowings: FHLB advances decreased to $247.0 million at March 31, 2020 from $450.0 million at December 31, 2019 as core deposits were used to reduce borrowings and fund growth in the securities portfolio. Other borrowings, consisting of retail repurchase agreements primarily related to customer cash management accounts, increased $10.3 million, or 9%, to $128.8 million at March 31, 2020, compared to $118.5 million at December 31, 2019. No additional junior subordinated debentures were issued or matured during the three months ended March 31, 2020; however, the estimated fair value of these instruments decreased by $19.5 million, reflecting wider market spreads. Junior subordinated debentures totaled $99.8 million at March 31, 2020 compared to $119.3 million at December 31, 2019.

Shareholders' Equity: Total shareholders' equity increased $7.7 million to $1.60 billion at March 31, 2020 compared to $1.59 billion at December 31, 2019. The increase in shareholders' equity primarily reflects $16.9 million of year-to-date net income and a $46.8 million increase in accumulated other comprehensive income primarily representing the decrease in the fair value of junior subordinated debentures and the increase in unrealized gains on securities available-for-sale, net of tax. These increases were partially offset by the accrual of $14.6 million of cash dividends to common shareholders and the repurchase of 624,780 shares of common stock at a total cost of $31.8 million. The share repurchases during the current quarter were completed prior to the COVID-19 pandemic outbreak. To preserve capital, Banner has discontinued any additional repurchase of shares until further notice and will closely monitor capital levels going forward. In addition, the adoption of CECL on January 1, 2020, resulted in a $7.8 million increase to our allowance for credit losses - loans and a $7.0 million increase to our allowance for credit losses - unfunded loan commitments. The combined increases were recorded net of tax as an $11.2 million reduction to shareholders' equity as of the adoption date. During the three months ended March 31, 2020, 20,282 shares of restricted stock were forfeited and 21,592 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants. (See Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" in this Form 10-Q.) Tangible common shareholders' equity, which excludes goodwill and other intangible assets, increased $9.7 million to $1.20 billion, or 9.70% of tangible assets at March 31, 2020, compared to $1.19 billion, or 9.77% of tangible assets at December 31, 2019.

Comparison of Results of Operations for the Three Months Ended March 31, 2020 and 2019

For the quarter ended March 31, 2020, our net income was $16.9 million, or $0.47 per diluted share, compared to $33.3 million, or $0.95 per diluted share, for the quarter ended March 31, 2019. Our net income for the quarter ended March 31, 2020 included a $21.7 million provision for credit losses and a $5.9 million increase in non-interest expense, including a $1.7 million provision for credit losses - unfunded loan commitments and $1.1 million of acquisition-related expenses, partially offset by growth in interest-earning assets, due to the acquisition of AltaPacific as well as organic growth.

Growth in average interest-earning assets and decreased funding costs produced increased net interest income. This resulted in increases in revenues in the three months ended March 31, 2020 compared to the same period a year earlier. The results for the quarter ended March 31, 2020 included the operations acquired in the AltaPacific acquisition which closed in the fourth quarter of 2019. Banner recorded a $21.7 million provision for credit losses, compared to $2.0 million in the same quarter a year ago, primarily reflecting expected lifetime credit losses due to the COVID-19 pandemic based upon the financial conditions and economic outlook that existed as of March 31, 2020. Non-interest expenses increased in the three months ended March 31, 2020 compared to the same period a year ago, reflecting acquisition-related expenses as well as additional expenses associated with the ongoing operations acquired in the AltaPacific acquisition. Net income for the current year reflects the impact of the COVID-19 pandemic resulting in a substantial reduction in business activity or the closing of businesses in all the western states Banner operates.

Our adjusted earnings, which excludes net gains or losses on sales of securities, changes in the valuation of financial instruments carried at fair value, acquisition-related expenses, COVID-19 expenses and related tax expenses or benefits, were $21.4 million, or $0.60 per diluted share, for the quarter ended March 31, 2020, compared to $35.0 million, or $0.99 per diluted share, for the quarter ended March 31, 2019.

Net Interest Income. Net interest income increased by $3.2 million, or 3%, to $119.3 million for the quarter ended March 31, 2020, compared to $116.1 million for the same quarter one year earlier, as an increase of $670.1 million in the average balance of interest-earning assets produced growth for this key source of revenue. The growth in the average balance of interest-earning assets reflects organic growth as well as the AltaPacific acquisition. Net interest margin was enhanced by the amortization of acquisition accounting discounts on purchased loans which is accreted into loan interest income. The net interest margin of 4.19% for the quarter ended March 31, 2020 was enhanced by ten basis points as a result of acquisition accounting adjustments. This compares to a net interest margin of 4.37% for the quarter ended March 31, 2019, which included seven basis points from acquisition accounting adjustments. The decrease in net interest margin compared to a year earlier primarily reflects lower yields on average interest-earning assets, partially offset by decreases in the cost of funding liabilities. The lower yields on average interest-earning assets compared to a year earlier was largely due to the impact of decreases to the targeted Fed Funds Rate on floating rate loan yields indexed to prime and LIBOR rates. Beginning in August 2019, the Federal Reserve reduced the targeted Fed Funds Rate by 25 basis points three times in 2019 and 150 basis points during the current quarter to a range of 0.00% to 0.25% at March 31, 2020. The 150 basis-point decrease in the Fed Funds target rate did not occur until late in the quarter in March 2020, and the full effect of the lower interest rate environment had not yet been realized at quarter end. The decreases in the costs of funding liabilities compared to a year earlier was also largely due to the impact of decreases to the targeted Fed Funds Rate, however, the effect of recent changes in the targeted Fed Funds rate on the cost of funding liabilities typically lags the effect on the yield earned on interest-earning assets because rates on many deposit accounts are decision-based, not tied to a specific market-based index, and are based on competition for deposits while most interest-earning assets adjust earlier because they are tied to a specific market-based index.

Interest Income. Interest income for the quarter ended March 31, 2020 was $131.7 million, compared to $130.0 million for the same quarter in the prior year, an increase of $1.7 million, or 1%.  The increase in interest income occurred as a result of increases in the average balances of loans, partially offset by the decrease in the yield on interest-earning assets, as well as a slight decrease in the average balance of investment securities. The average balance of interest-earning assets was $11.44 billion for the quarter ended March 31, 2020, compared to $10.77 billion for the same period a year earlier. The average yield on interest-earning assets was 4.63% for quarter ended March 31, 2020, compared to 4.89% for the same quarter one year earlier. The decrease in yield between periods reflects a 28 basis point decrease in the average yield on loans and a 37 basis point decrease in the average yield on investment securities. Average loans receivable for the quarter ended March 31, 2020 increased $691.0 million, or 8%, to $9.51 billion, compared to $8.82 billion for the same quarter in the prior year. Interest income on loans increased by $3.5 million, or 3%, to $118.9 million for the current quarter from $115.5 million for the quarter ended March 31, 2019, reflecting the impact of the previously mentioned increases in average loans receivable.  The decrease in average loan yields reflects the impact of lower index interest rates over the last year. The acquisition accounting loan discount accretion and the related balance sheet impact added 12 basis points to the current quarter loan yield, compared to nine basis points for the same quarter one year earlier.

The combined average balance of mortgage-backed securities, other investment securities, daily interest-bearing deposits and FHLB stock (total investment securities or combined portfolio) decreased to $1.93 billion for the quarter ended March 31, 2020 (excluding the effect of fair value adjustments), compared to $1.95 billion for the quarter ended March 31, 2019; and the interest and dividend income from those investments decreased by $1.8 million compared to the same quarter in the prior year. The average yield on the combined portfolio decreased to 2.65% for the quarter ended March 31, 2020, from 3.02% for the same quarter one year earlier.

Interest Expense. Interest expense for the quarter ended March 31, 2020 was $12.4 million, compared to $13.9 million for the same quarter in the prior year. The interest expense decrease between periods reflects a ten basis point decrease in the average cost of all funding liabilities, partially offset by a $667.7 million, or 7%, increase in the average balance of funding liabilities.

Deposit interest expense increased $107,000, or 1%, to $8.8 million for the quarter ended March 31, 2020, compared to $8.6 million for the same quarter in the prior year, primarily as a result of an increase in the average balances, partially offset by a slight decrease in the cost of deposits. Average deposit balances increased to $10.14 billion for the quarter ended March 31, 2020, from $9.36 billion for the quarter ended March 31, 2019, while the average rate paid on total deposits decreased to 0.35% in the first quarter of 2020 from 0.37% for the quarter ended March 31, 2019, primarily reflecting decreases in the costs of interest-bearing checking, money market and savings accounts, partially offset by increases in the cost of certificates of deposits and in non-interest-bearing deposit balances. The cost of interest-bearing deposits decreased by four basis points to 0.57% for the quarter ended March 31, 2020 compared to 0.61% in the same quarter a year earlier. The decrease in the cost of interest-bearing deposits between the periods was driven by market and competitive factors as a result of decreases in the target Fed Funds Rate over the last year.

Average total borrowings were $678.1 million for the quarter ended March 31, 2020, compared to $792.5 million for the same quarter one year earlier and the average rate paid on total borrowings for the quarter ended March 31, 2020 decreased to 2.17% from 2.69% for the same quarter one year earlier. The decrease in the average total borrowings balance for the quarter ended March 31, 2020 from the same period a year earlier was primarily due to a $128.8 million decrease in average FHLB advances, coupled with a 59 basis point decrease in the cost of FHLB advances. Interest expense on total borrowings decreased to $3.7 million for the quarter ended March 31, 2020 from $5.2 million for the quarter ended March 31, 2019.

Analysis of Net Interest Spread. The following tables present for the periods indicated our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities with additional comparative data on our operating performance (dollars in thousands):

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Held for sale loans	$152,627	$1,520	4.01%	$98,005	$1,121	4.64%
Mortgage loans	7,310,115	92,454	5.09	6,833,933	88,602	5.26
Commercial/agricultural loans	1,884,006	22,357	4.77	1,703,503	22,812	5.43
Consumer and other loans	163,098	2,595	6.40	183,451	2,920	6.46
Total loans (1)	9,509,846	118,926	5.03	8,818,892	115,455	5.31
Mortgage-backed securities	1,354,585	9,137	2.71	1,392,118	10,507	3.06
Other securities	458,116	2,887	2.53	484,134	3,479	2.91
Interest-bearing deposits with banks	92,659	393	1.71	44,757	289	2.62
FHLB stock	26,522	322	4.88	31,761	266	3.40
Total investment securities	1,931,882	12,739	2.65	1,952,770	14,541	3.02
Total interest-earning assets	11,441,728	131,665	4.63	10,771,662	129,996	4.89
Non-interest-earning assets	1,193,256			1,031,591
Total assets	$12,634,984			$11,803,253
Deposits:
Interest-bearing checking accounts	$1,266,647	469	0.15	$1,153,949	475	0.17
Savings accounts	2,039,857	1,755	0.35	1,854,123	1,920	0.42
Money market accounts	1,743,118	2,439	0.56	1,490,326	2,251	0.61
Certificates of deposit	1,124,994	4,087	1.46	1,253,613	3,997	1.29
Total interest-bearing deposits	6,174,616	8,750	0.57	5,752,011	8,643	0.61
Non-interest-bearing deposits	3,965,380	—	—	3,605,922	—	—
Total deposits	10,139,996	8,750	0.35	9,357,933	8,643	0.37
Other interest-bearing liabilities:
FHLB advances	405,429	2,064	2.05	534,238	3,476	2.64
Other borrowings	124,771	116	0.37	118,008	60	0.21
Junior subordinated debentures	147,944	1,477	4.02	140,212	1,713	4.95
Total borrowings	678,144	3,657	2.17	792,458	5,249	2.69
Total funding liabilities	10,818,140	12,407	0.46	10,150,391	13,892	0.56
Other non-interest-bearing liabilities (2)	212,162			151,937
Total liabilities	11,030,302			10,302,328
Shareholders’ equity	1,604,682			1,500,925
Total liabilities and shareholders’ equity	$12,634,984			$11,803,253
Net interest income/rate spread		$119,258	4.17%		$116,104	4.33%
Net interest margin			4.19%			4.37%
Additional Key Financial Ratios:
Return on average assets			0.54%			1.15%
Return on average equity			4.23			9.01
Average equity / average assets			12.70			12.72
Average interest-earning assets / average interest-bearing liabilities			166.97			164.59
Average interest-earning assets / average funding liabilities			105.76			106.12
Non-interest income / average assets			0.61			0.62
Non-interest expense / average assets			3.03			3.09
Efficiency ratio (4)			68.76			67.06
Adjusted efficiency ratio (5)			63.47			63.32

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.

(3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

(4)	Non-interest expense divided by the total of net interest income (before provision for loan losses) and non-interest income.

(5)
Adjusted non-interest expense divided by adjusted revenue. These represent non-GAAP financial measures. See the non-GAAP reconciliation tables above under "Executive Overview—Non-GAAP Financial Measures."

Provision and Allowance for Credit Losses. Management estimates the allowance for credit losses using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is maintained at a level sufficient to provide for expected credit losses over the life of the loan based on evaluating historical credit loss experience and making adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio.  These factors include, among others, changes in the size and composition of the loan portfolio, differences in underwriting standards, delinquency rates, actual loss experience and current economic conditions. The following table sets forth an analysis of our allowance for credit losses -loans for the periods indicated (dollars in thousands):

ADDITIONAL FINANCIAL INFORMATION
(dollars in thousands)
	Quarters Ended
CHANGE IN THE	Mar 31, 2020	Dec 31, 2019	Mar 31, 2019
ALLOWANCE FOR CREDIT LOSSES - LOANS
Balance, beginning of period	$100,559	$97,801	$96,485
Beginning balance adjustment for adoption of Topic 326	7,812	—	—
Provision for credit losses - loans	21,713	4,000	2,000
Recoveries of loans previously charged off:
Commercial real estate	167	199	21
Construction and land	—	—	22
One- to four-family real estate	148	159	43
Commercial business	205	225	23
Agricultural business, including secured by farmland	1,750	10	—
Consumer	96	61	110
	2,366	654	219
Loans charged off:
Commercial real estate	(100)	—	(431)
Multifamily real estate	(66)	—	—
Construction and land	—	(45)	—
One- to four-family real estate	(64)	—	—
Commercial business	(1,384)	(1,180)	(590)
Agricultural business, including secured by farmland	—	(4)	(4)
Consumer	(348)	(667)	(371)
	(1,962)	(1,896)	(1,396)
Net charge-offs	404	(1,242)	(1,177)
Balance, end of period	$130,488	$100,559	$97,308
Net charge-offs / Average loans receivable	0.004%	(0.013)%	(0.013)%

The provision for credit losses - loans reflects the amount required to maintain the allowance for credit losses - loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. During the three months ended March 31, 2020, we recorded a provision for credit losses of $21.7 million, compared to provision for loan losses of $2.0 million during the quarter a year ago. The current quarter provision for loan credit losses was primarily due to the impacts of COVID-19 due to higher forecasted unemployment rates and lower gross domestic product, as well as other economic metrics in our reasonable and supportable forecast. The reasonable and supportable forecast used was based upon economic forecast data available as of March 31, 2020. The probability for further decline in economic conditions, including higher unemployment rates and lower gross domestic product, has increased since quarter end and should they materialize, an additional provision for expected credit losses will be necessary in the second quarter of 2020. Future assessments of the expected credit losses will not only be impacted by changes to the reasonable and supportable forecast, but will also include an updated assessment of qualitative factors, as well as, consideration of any required changes in the reasonable and supportable forecast reversion period.

Net loan recoveries were $404,000 for the quarter ended March 31, 2020 compared to net loan charge-offs of $1.2 million for the same quarter in the prior year. The allowance for credit losses - loans was $130.5 million at March 31, 2020 compared to $100.6 million at December 31, 2019 and $97.3 million at March 31, 2019. The allowance for credit losses - loans as a percentage of total loans (loans receivable excluding allowance for loan losses) was 1.41% at March 31, 2020 as compared to 1.12% at March 31, 2019. The increase the allowance for credit losses - loans as a percentage of loans reflects the adoption of Financial Instruments - Credit Losses (Topic 326) as well as the increased provision for credit losses - loans recorded during the current quarter primarily as the result of forecasted credit deterioration due to the COVID-19 pandemic.

The provision for credit losses - unfunded loan commitments reflects the amount required to maintain the allowance for credit losses - unfunded loan commitments at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. The following table sets forth an analysis of our allowance for credit losses - unfunded loan commitments for the periods indicated (dollars in thousands):

	Quarters Ended
CHANGE IN THE	Mar 31, 2020	Dec 31, 2019	Mar 31, 2019
ALLOWANCE FOR CREDIT LOSSES - UNFUNDED LOAN COMMITMENTS
Balance, beginning of period	$2,716	$2,599	$2,599
Beginning balance adjustment for adoption of Topic 326	7,022	—	—
Provision for credit losses - unfunded loan commitments	1,722	—	—
Additions through acquisitions	—	117	—
Balance, end of period	$11,460	$2,716	$2,599

The allowance for credit losses - unfunded loan commitments was $11.5 million at March 31, 2020 compared to $2.7 million at December 31, 2019 and $2.6 million at March 31, 2019. The increase the allowance for credit losses - unfunded loan commitments reflects the adoption of Financial Instruments - Credit Losses (Topic 326) as well as the increased provision for credit losses - unfunded loan commitments recorded during the current quarter. During the three months ended March 31, 2020, we recorded a provision for credit losses - unfunded loan commitments of $1.7 million, compared to a provision for loan losses of none during the quarter a year ago. The current quarter provision for loan credit losses - unfunded loan commitments was primarily due to the impacts of COVID-19 due to higher forecasted unemployment rates, as well as other economic metrics in our reasonable and supportable forecast.

Non-interest Income. The following table presents the key components of non-interest income for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three months ended March 31,
	2020	2019	Change Amount	Change Percent
Deposit fees and other service charges	$9,803	$12,618	$(2,815)	(22.3)%
Mortgage banking operations	10,191	3,415	6,776	198.4
Bank owned life insurance	1,050	1,276	(226)	(17.7)
Miscellaneous	2,639	804	1,835	228.2
	23,683	18,113	5,570	30.8
Net gain on sale of securities	78	1	77	nm
Net change in valuation of financial instruments carried at fair value	(4,596)	11	(4,607)	nm
Total non-interest income	$19,165	$18,125	$1,040	5.7

Non-interest income was $19.2 million for the quarter ended March 31, 2020, compared to $18.1 million for the same quarter in the prior year. Our non-interest income for the quarter ended March 31, 2020 included a $4.6 million net loss for fair value adjustments and a net gain of $78,000 on sales of securities. For the quarter ended March 31, 2019, fair value adjustments resulted in a net gain of $11,000 and we had a net gain of $1,000 on sale of securities. The net loss for fair value adjustments recognized for the quarter ended March 31, 2020 was due to a decrease in the value of certain securities in our held-for-trading portfolio as market spreads widened on certain types of securities. For a more detailed discussion of our fair value adjustments, please refer to Note 9 in the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.

Deposit fees and other service charges decreased by $2.8 million, or 22%, for the quarter ended March 31, 2020, compared to the same period a year ago the, reflecting the impact of Banner becoming subject to the Durbin Amendment on July 1, 2019, which reduced the amount of interchange fees which can be charged for certain debit card transactions. Mortgage banking revenues, including gains on one- to four-family and multifamily loan sales and loan servicing fees, increased $6.8 million for the quarter ended March 31, 2020, compared to the same period a year ago. Gains on multifamily loans in the current quarter resulted in income of $189,000 for the quarter ended March 31, 2020, compared to net loss of $209,000 for the same period a year ago. Gains on one- to four-family loans in the current quarter resulted in income of $9.6 million for the quarter ended March 31, 2020, compared to $2.9 million in the same period a year ago. The higher mortgage banking revenue reflected an increase in residential mortgage held-for-sale loan production as well as an increase in the gain on sale spread on one- to four-family held for sale loans during the quarter compared to the same period a year ago. Home purchase activity accounted for 54% of one- to four-family mortgage banking loan originations during the quarter ended March 31, 2020 compared to 80% during the quarter ended March 31, 2019. The decrease in the percentage of home purchase activity during the current quarter reflects an increase home refinance activity as market interest rates decreased. The increase in miscellaneous income for the quarter ended March 31, 2020 compared to the same period a year ago was a result of higher gains on the sales of Small Business Administration loans, an increase in interest rate swap income and a decline in losses related to the disposition of assets.

Non-interest Expense.  The following table represents key elements of non-interest expense for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended March 31,
	2020	2019	Change Amount	Change Percent
Salaries and employee benefits	$59,908	$54,640	$5,268	9.6%
Less capitalized loan origination costs	(5,806)	(4,849)	(957)	19.7
Occupancy and equipment	13,107	13,766	(659)	(4.8)
Information/computer data services	5,810	5,326	484	9.1
Payment and card processing expenses	4,240	3,984	256	6.4
Professional and legal expenses	1,919	2,434	(515)	(21.2)
Advertising and marketing	1,827	1,529	298	19.5
Deposit insurance expense	1,635	1,418	217	15.3
State/municipal business and use taxes	984	945	39	4.1
REO operations	100	(123)	223	(181.3)
Amortization of core deposit intangibles	2,001	2,052	(51)	(2.5)
Provision for credit losses - unfunded loan commitments	1,722	—	1,722	nm
Miscellaneous	6,357	6,744	(387)	(5.7)
	93,804	87,866	5,938	6.8
COVID-19 expenses	239	—	239	nm
Acquisition-related expenses	1,142	2,148	(1,006)	(46.8)
Total non-interest expense	$95,185	$90,014	$5,171	5.7%

Non-interest expenses increased by $5.2 million, to $95.2 million for the quarter ended March 31, 2020, compared to $90.0 million for the quarter ended March 31, 2019. The increase was primarily due to the increase in the provision for credit losses - unfunded commitments and increases in salaries and employee benefits and expenses related to the operations acquired in the AltaPacific acquisition and normal salary and wage adjustments, partially offset by increases in capitalized loan origination costs. In addition, the quarter ended March 31, 2020 included $239,000 of COVID-19 expenses. We expect to see an increase in these expenses in the following quarters depending on the duration of the current pandemic.

Salary and employee benefits expenses increased $5.3 million to $59.9 million for the quarter ended March 31, 2020, compared to $54.6 million for the quarter ended March 31, 2019, primarily reflecting additional staffing related to the operations acquired from the acquisition of AltaPacific on November 1, 2019 as well as normal salary and wage adjustments. Capitalized loan origination costs increased $1.0 million for the quarter ended March 31, 2020, compared to the same period in the prior year, reflecting the increase in loan originations. Occupancy and equipment expense decreased $659,000, to $13.1 million for the quarter ended March 31, 2020, compared to the same period in the prior year, reflecting decreases in occupancy expenses. Information data services expenses increased $484,000 for the quarter ended March 31, 2020, compared to the same period in the prior year, reflecting incremental costs as the Company continued to grow. Professional and legal expenses decreased $515,000 for the quarter ended March 31, 2020, compared to the same periods in the prior year, reflecting a reduction in audit expenses due to the timing of accounting and audit work as well as decreased legal matters in the first quarter of 2020.

Income Taxes. For the quarter ended March 31, 2020, we recognized $4.6 million in income tax expense for an effective tax rate of 21.4%, which reflects our normal statutory tax rate reduced by the effect of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting. Our statutory income tax rate is 23.5%, representing a blend of the statutory federal income tax rate of 21.0% and apportioned effects of the state income tax rates. For the quarter ended March 31, 2019, we recognized $8.9 million in income tax expense for an effective tax rate of 21.0%. For more discussion on our income taxes, please refer to Note 10 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

Asset Quality

Maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us. Our allowance for credit losses reflects current market conditions as well as forecasted future economic conditions. We actively engage our borrowers to resolve problem assets and effectively manage REO as a result of foreclosures.

Non-Performing Assets:  Non-performing assets increased to $46.1 million, or 0.36% of total assets, at March 31, 2020, from $40.5 million, or 0.32% of total assets, at December 31, 2019, and increased compared to $22.0 million, or 0.19% of total assets, at March 31, 2019. The increase in non-performing loans during year-over-year was largely due to one commercial banking relationship totaling $14.7 million moving to nonaccrual. Our allowance for credit losses - loans was $130.5 million, or 299% of non-performing loans at March 31, 2020 and our allowance for loan losses was $100.6 million, or 254% of non-performing loans at December 31, 2019 and $97.3 million, or 504% of non-performing loans at March 31, 2019.  In addition to the allowance for credit losses - loans, the Company maintains an allowance for credit losses - unfunded loan commitments which was $11.5 million at March 31, 2020 compared to $2.7 million at December 31, 2019 and $2.6 million at March 31, 2019. We believe our level of non-performing loans and assets continues to be manageable at March 31, 2020. The primary components of the $46.1 million in non-performing assets were $40.3 million in nonaccrual loans, $3.4 million in loans more than 90 days delinquent and still accruing interest, and $2.4 million in REO and other repossessed assets.

Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  If any restructured loan becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the restructured loan(s) would be reclassified as nonaccrual.  At March 31, 2020, we had $6.4 million of restructured loans performing under their restructured repayment terms.

Prior to the implementation of Financial Instruments—Credit Losses (Topic 326) on January 1, 2020, loans acquired in merger transactions with deteriorated credit quality were accounted for as purchased credit-impaired pools. Typically, this would include loans that were considered non-performing or restructured as of the acquisition date. Accordingly, subsequent to acquisition, loans included in the purchased credit-impaired pools were not reported as non-performing loans based upon their individual performance status, so the loan categories of nonaccrual, impaired and 90 days past due and accruing did not include any purchased credit-impaired loans. Purchased credit-impaired loans were $15.9 million at December 31, 2019 and $13.3 million at March 31, 2019.

The following table sets forth information with respect to our non-performing assets and restructured loans at the dates indicated (dollars in thousands):

	March 31, 2020	December 31, 2019	March 31, 2019
Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$8,512	$5,952	$5,734
Multifamily	—	85	—
Construction and land	1,393	1,905	3,036
One- to four-family	3,045	3,410	1,538
Commercial business	25,027	23,015	3,614
Agricultural business, including secured by farmland	495	661	2,507
Consumer	1,812	2,473	2,181
	40,284	37,501	18,610
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	24	89	—
Construction and land	1,407	332	—
One- to four-family	1,089	877	640
Commercial business	77	401	1
Agricultural business, including secured by farmland	461	—	—
Consumer	320	398	42
	3,378	2,097	683
Total non-performing loans	43,662	39,598	19,293
REO, net (2)	2,402	814	2,611
Other repossessed assets held for sale	47	122	50
Total non-performing assets	$46,111	$40,534	$21,954

Total non-performing loans to loans before allowance for credit losses / allowance for loan losses	0.47%	0.43%	0.22%
Total non-performing loans to total assets	0.34%	0.31%	0.16%
Total non-performing assets to total assets	0.36%	0.32%	0.19%

Restructured loans performing under their restructured terms (3)	$6,423	$6,466	$13,036

Loans 30-89 days past due and on accrual (4)	$39,974	$20,178	$28,972

(1)
Includes $6.6 million of nonaccrual TDR loans at March 31, 2020. For the three months ended March 31, 2020, interest income was reduced by $472,000 as a result of nonaccrual loan activity, which includes the reversal of $222,000 of accrued interest as of the date the loan was placed on nonaccrual. There was no interest income recognized on nonaccrual loans for the three months ended March 31, 2020.

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
(4) Purchased credit-impaired loans are included at December 31, 2019 and March 31, 2019.

In addition to the non-performing loans as of March 31, 2020, we had other classified loans with an aggregate outstanding balance of $63.5 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

REO: REO was $2.4 million at March 31, 2020 and compared with $814,000 at December 31, 2019. The following table shows REO activity for the three months ended March 31, 2020 and March 31, 2019 (in thousands):

	Three Months Ended
	Mar 31, 2020	Mar 31, 2019
Balance, beginning of period	$814	$2,611
Additions from loan foreclosures	1,588	—
Balance, end of period	$2,402	$2,611

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the three months ended March 31, 2020 and March 31, 2019, our loan originations, including originations of loans held for sale, exceeded our loan repayments by $280.1 million and $143.7 million, respectively. There were no loan purchases during the three months ended March 31, 2020 or March 31, 2019. This activity was funded primarily by increased core deposits and the sale of loans in 2020. During the three months ended March 31, 2020 and March 31, 2019, we received proceeds of $338.8 million and $265.2 million, respectively, from the sale of loans. Securities purchased during the three months ended March 31, 2020 and March 31, 2019 totaled $350.1 million and $5.1 million, respectively, and securities repayments, maturities and sales in those periods were $131.1 million and $67.2 million, respectively.

Our primary financing activity is gathering deposits. Total deposits increased by $400.9 million during the first three months of 2020, as core deposits increased by $355.0 million and certificates of deposits, primarily brokered deposits, increased by $45.9 million. Certificates of deposit are generally more vulnerable to competition and more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At March 31, 2020, certificates of deposit amounted to $1.17 billion, or 11% of our total deposits, including $887.6 million which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our certificates of deposit as they mature.

FHLB advances decreased $203.0 million to $247.0 million during the first three months of 2020. Other borrowings increased $10.3 million to $128.8 million at March 31, 2020 from $118.5 million at December 31, 2019.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the three months ended March 31, 2020 and 2019, we used our sources of funds primarily to fund loan commitments and purchase securities. At March 31, 2020, we had outstanding loan commitments totaling $3.30 billion, primarily relating to undisbursed loans in process and unused credit lines. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings.  We maintain credit facilities with the FHLB-Des Moines, which at March 31, 2020 provided for advances that in the aggregate would equal the lesser of 45% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $5.54 billion, and 45% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $134.0 million.  Advances under these credit facilities totaled $247.0 million at March 31, 2020. In addition, Banner Bank has been approved for participation in the Borrower-In-Custody (BIC) program by the Federal Reserve Bank of San Francisco (FRBSF).  Under this program Banner Bank had available lines of credit of approximately $1.15 billion as of March 31, 2020, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans.  We had no funds borrowed from the FRBSF at March 31, 2020 or December 31, 2019.  Banner Bank's liquidity is expected to be supplemented in the second quarter of 2020 by its participation in the Federal Reserve’s Paycheck Protection Program Liquidity Facility pursuant to which Banner Bank will pledge PPP loans as collateral to obtain FRBSF non-recourse loans. Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner Corporation is a separate legal entity from the Banks and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner Corporation's primary sources of funds consist of capital raised through dividends or capital distributions from the Banks, although there are regulatory restrictions on the ability of the Banks to pay dividends. At March 31, 2020, the Company on an unconsolidated basis had liquid assets of $36.2 million.

As noted below, Banner Corporation and its subsidiary banks continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the three months ended March 31, 2020, total shareholders' equity increased $7.7 million, to $1.60 billion.  At March 31, 2020, tangible common shareholders’ equity, which excludes goodwill and other intangible assets, was $1.20 billion, or 9.70% of tangible assets.  See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to tangible common shareholders’ equity.  Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets.  In addition to the minimum capital ratios, both Banner Corporation and the Banks are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital of more than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At March 31, 2020, Banner Corporation and the Banks each exceeded all regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 15 of the Notes to the Consolidated Financial Statements included in the 2019 Form 10-K for additional information regarding regulatory capital requirements for Banner Corporation and the Banks.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of March 31, 2020, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as "Adequately Capitalized"		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Amount
Banner Corporation—consolidated
Total capital to risk-weighted assets	$1,397,202	12.98%	$860,978	8.00%	$1,076,223	10.00%
Tier 1 capital to risk-weighted assets	1,275,806	11.85	645,734	6.00	645,734	6.00
Tier 1 leverage capital to average assets	1,275,806	10.45	488,124	4.00	n/a	n/a
Common equity tier 1 capital	1,132,306	10.52	484,300	4.50	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	1,331,615	12.59	846,284	8.00	1,057,856	10.00
Tier 1 capital to risk-weighted assets	1,212,733	11.46	634,713	6.00	846,284	8.00
Tier 1 leverage capital to average assets	1,212,733	10.18	476,371	4.00	595,464	5.00
Common equity tier 1 capital	1,212,733	11.46	476,035	4.50	687,606	6.50
Islanders Bank
Total capital to risk-weighted assets	31,693	16.99	14,923	8.00	18,654	10.00
Tier 1 capital to risk-weighted assets	29,398	15.76	11,193	6.00	14,923	8.00
Tier 1 leverage capital to average assets	29,398	10.05	11,706	4.00	14,632	5.00
Common equity tier 1 capital	29,398	15.76	8,394	4.50	12,125	6.50

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

The following table sets forth, as of March 31, 2020, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$31,287	7.2%	$99,072	11.7%	$(82,595)	(3.6)%
+300	32,230	7.4	97,861	11.6	24,300	1.1
+200	27,055	6.2	81,968	9.7	99,800	4.4
+100	17,083	3.9	51,497	6.1	109,397	4.8
0	—	—	—	—	—	—
-25	(4,816)	(1.1)	(14,935)	(1.8)	(45,973)	(2.0)

(1)
Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.  The targeted Federal Funds Rate was between 0.00% and 0.25% at March 31, 2020.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 2020 (dollars in thousands).  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At March 31, 2020, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $3.51 billion, representing a one-year cumulative gap to total assets ratio of 27.44%.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of March 31, 2020 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$794,925	$70,792	$121,213	$26,560	$12,779	$1,874	$1,028,143
Fixed-rate mortgage loans	319,587	242,806	771,977	464,599	385,444	21,253	2,205,666
Adjustable-rate mortgage loans	1,216,470	437,462	1,255,110	607,564	148,629	11	3,665,246
Fixed-rate mortgage-backed securities	229,236	185,315	318,638	161,895	244,468	35,595	1,175,147
Adjustable-rate mortgage-backed securities	144,215	10,827	38,345	5,857	4,924	—	204,168
Fixed-rate commercial/agricultural loans	156,958	119,045	239,322	99,540	82,975	23,151	720,991
Adjustable-rate commercial/agricultural loans	1,006,593	25,960	74,566	40,465	15,333	—	1,162,917
Consumer and other loans	490,585	52,858	67,147	15,003	15,564	36,213	677,370
Investment securities and interest-earning deposits	129,105	18,430	65,555	57,548	295,592	122,399	688,629
Total rate sensitive assets	4,487,674	1,163,495	2,951,873	1,479,031	1,205,708	240,496	11,528,277
Interest-bearing liabilities: (2)
Regular savings	207,310	139,722	451,846	321,149	462,022	415,215	1,997,264
Interest checking accounts	118,894	54,445	193,325	160,278	292,631	512,288	1,331,861
Money market deposit accounts	188,902	122,938	406,784	298,575	443,942	385,703	1,846,844
Certificates of deposit	633,477	254,350	251,773	24,434	2,478	—	1,166,512
FHLB advances	97,000	50,000	100,000	—	—	—	247,000
Junior subordinated debentures	147,944	—	—	—	—	—	147,944
Retail repurchase agreements	128,764	—	—	—	—	—	128,764
Total rate sensitive liabilities	1,522,291	621,455	1,403,728	804,436	1,201,073	1,313,206	6,866,189
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$2,965,383	$542,040	$1,548,145	$674,595	$4,635	$(1,072,710)	$4,662,088
Cumulative excess of interest-sensitive assets	$2,965,383	$3,507,423	$5,055,568	$5,730,163	$5,734,798	$4,662,088	$4,662,088
Cumulative ratio of interest-earning assets to interest-bearing liabilities	294.80%	263.61%	242.51%	231.67%	203.27%	167.90%	167.90%
Interest sensitivity gap to total assets	23.20%	4.24%	12.11%	5.28%	0.04%	(8.39)%	36.48%
Ratio of cumulative gap to total assets	23.20%	27.44%	39.56%	44.83%	44.87%	36.48%	36.48%

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

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(836,000), or (6.54)% of total assets at March 31, 2020.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three Months Ended March 31, 2020 and 2019” of this report on Form 10-Q.

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

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls Over Financial Reporting:  In the quarter ended March 31, 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the adoption of internal controls over financial reporting due to the implementation of FASB ASU 2016-13, Financial Instruments: Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended and commonly referred to as CECL.

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

ITEM 1A – Risk Factors

The following risk factor supplements the "Risk Factors" section contained in Item 1A of our 2019 Annual Report on Form 10-K.

The COVID-19 pandemic has adversely affected our ability to conduct business and our financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has significantly adversely affected our operations and the banking and financial services we provide, primarily to businesses and individuals in the states of Washington, Oregon, California and Idaho, all of which are currently under government issued Stay-at-Home orders.  All of our branches and most of our deposit customers are also located in these four states. As an essential business, we continue to provide banking and financial services to our customers with drive-thru access available at the majority of our branch locations and in-person services available by appointment. In addition, we continue to provide access to banking and financial services through online banking, ATMs and by telephone. If the COVID-19 pandemic worsens it could limit, or disrupt, our ability to provide banking and financial services to our customers.

In response to the Stay-at-Home Orders, currently approximately half of our employees are working remotely. Heightened cybersecurity, information security and operational risks may result from these work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic. Further, we also rely upon our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. We have business continuity plans and other safeguards in place, however, there is no assurance that such plans and safeguards will be effective.

The COVID-19 pandemic has also resulted in declines in loan demand and loan originations, deposit availability, market interest rates and negatively impacted many of our business and consumer borrower’s ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address the economic consequences are unknown, including recent reductions in the targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected in the near term, if not longer. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as revenues declined precipitously, especially in businesses related to travel, hospitality, leisure, and physical personal services. Consistent with guidance provided by banking regulators we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans once the COVID-19 pandemic is resolved. If the economic disruption from the COVID-19 pandemic continues for several months or worsens, it may result in increased loan delinquencies, adversely classified loans and loan charge-offs. As a result, our allowance for credit losses may prove to be insufficient to absorb losses in our loan portfolio, which would cause our results of operations, liquidity and financial condition to be adversely affected.

If we were to close and fund all PPP loans approved by the SBA as of April 30, 2020, we would hold and service a portfolio of approximately 7,000 PPP loans with a balance in excess of $1.1 billion.  The PPP loans are subject to the provisions of the CARES Act and to complex and evolving rules and guidance issued by the SBA and other government agencies.  We expect that the great majority of our PPP borrowers will seek full or partial forgiveness of their loan obligations.  As of now, the procedures and standards for determining loan forgiveness are not clear.   We could face risk in our administrative capabilities to service our PPP loans, and risk with respect to the determination of loan forgiveness, depending on the final procedures for determining loan forgiveness.
In accordance with GAAP, we record assets acquired and liabilities assumed at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. If adverse economic conditions or the recent decrease in our stock price and market capitalization as a result of the pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition.

We are an entity separate and distinct from our principal subsidiary, Banner Bank, and derive substantially all of our revenue at the holding company level in the form of dividends from that subsidiary. If the COVID-19 pandemic were to materially adversely affect Banner Bank’s regulatory capital levels or liquidity, it may result in Banner Bank being unable to pay dividends to us, which may result in our not being able to pay dividends on our common stock at the same rate or at all.

Even after the COVID-19 pandemic subsides, the U.S. economy may experience a recession, and we anticipate our business would be materially and adversely affected by a prolonged recession. To the extent the COVID-19 pandemic adversely affects our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled "Risk Factors" in our 2019 Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2020:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
January 1, 2020 - January 31, 2020	663	$52.01	—	1,118,151
February 1, 2020 - February 28, 2020	420,249	53.21	414,780	703,371
March 1, 2020 - March 31, 2020	225,460	45.33	210,000	493,371
Total for quarter	646,372	50.46	624,780	493,371

Employees surrendered 21,592 shares to satisfy tax withholding obligations upon the vesting of restricted stock grants during the three months ended March 31, 2020.

On March 27, 2019, the Company announced that its Board of Directors had renewed its authorization to repurchase up to 5% of the Company's common stock, or 1,757,637 of the Company's outstanding shares. Under the authorization, shares may be repurchased by the Company in open market purchases. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the quarter ended March 31, 2020, the Company repurchased 624,780 shares under the repurchase authorization, leaving 493,371 available for future repurchase.
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

Exhibit	Index of Exhibits

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

May 7, 2020	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

May 7, 2020	/s/ Peter J. Conner
Peter J. Conner
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)