Form 10-Q
period 2020-06-30
BANNER CORP
filed 2020-08-05
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ to ______________
 Commission File Number 000-26584
BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1691604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
10 South First Avenue, Walla Walla, Washington 99362
(Address of principal executive offices and zip code)
Registrant's telephone number, including area code:  (509) 527-3636

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	BANR	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).				Yes	☐	No	[x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:				As of July 31, 2020
Common Stock, $.01 par value per share				35,158,568 shares

BANNER CORPORATION AND SUBSIDIARIES

Special Note Regarding Forward-Looking Statements

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, liquidity, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the effect of the novel coronavirus ("COVID-19") pandemic, including on Banner’s credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses and provisions for credit losses; the ability to manage loan delinquency rates; competitive pressures among financial services companies; changes in consumer spending or borrowing and spending habits.

Other factors include interest rate movements generally and the relative differences between short and long-term interest rates, loan and deposit interest rates, net interest margin and funding sources; uncertainty regarding the future of the London Interbank Offered Rate ("LIBOR"), and the potential transition away from LIBOR toward new interest rate benchmarks; the impact of repricing and competitors’ pricing initiatives on loan and deposit products; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values; the ability to adapt successfully to technological changes to meet customers’ needs and developments in the marketplace; the ability to access cost-effective funding; the ability to control operating costs and expenses; the use of estimates in determining fair value of certain assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect employees, and potential associated charges; disruptions, security breaches or other adverse events, failures or interruptions in, or attacks on, information technology systems or on the third-party vendors who perform critical processing functions; changes in financial markets; changes in economic conditions in general and in Washington, Idaho, Oregon and California in particular; secondary market conditions for loans and the ability to sell loans in the secondary market; the costs, effects and outcomes of litigation; legislation or regulatory changes or reforms, including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, results of safety and soundness and compliance examinations by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks, (the Washington DFI) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require restitution or institute an informal or formal enforcement action which could require an increase in reserves for loan losses, write-downs of assets or changes in regulatory capital position, or affect the ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions, any of which could adversely affect liquidity and earnings; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations; changes in accounting principles, policies or guidelines, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory and technological factors affecting operations, pricing, products and services; including the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"); future acquisitions by Banner of other depository institutions or lines of business; and future goodwill impairment due to changes in Banner’s business, changes in market conditions, including as a result of the COVID-19 pandemic or other factors; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (SEC), including this report on Form 10-Q.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.  All references to “Banner” refer to Banner Corporation and those to “the Banks” refer to its wholly-owned subsidiaries, Banner Bank and Islanders Bank, collectively.

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
June 30, 2020 and December 31, 2019

ASSETS	June 30, 2020	December 31, 2019
Cash and due from banks	$291,036	$234,359
Interest bearing deposits	128,938	73,376
Total cash and cash equivalents	419,974	307,735
Securities—trading	23,239	25,636
Securities—available-for-sale, amortized cost $1,635,251 and $1,529,946, respectively	1,706,781	1,551,557
Securities—held-to-maturity, net of allowance for credit losses of $102 and none, respectively, fair value $461,186 and $237,805, respectively	441,075	236,094
Total securities	2,171,095	1,813,287
Equity securities	340,052	—
Federal Home Loan Bank (FHLB) stock	16,363	28,342
Loans held for sale (includes $208.9 million and $199.4 million, at fair value, respectively)	258,700	210,447
Loans receivable	10,283,999	9,305,357
Allowance for credit losses - loans	(156,352)	(100,559)
Net loans receivable	10,127,647	9,204,798
Accrued interest receivable	48,806	37,962
Real estate owned (REO), held for sale, net	2,400	814
Property and equipment, net	173,360	178,008
Goodwill	373,121	373,121
Other intangibles, net	25,155	29,158
Bank-owned life insurance (BOLI)	190,468	192,088
Deferred tax assets, net	50,610	59,639
Other assets	207,856	168,632
Total assets	$14,405,607	$12,604,031
LIABILITIES
Deposits:
Non-interest-bearing	$5,281,559	$3,945,000
Interest-bearing transaction and savings accounts	5,692,715	4,983,238
Interest-bearing certificates	1,042,006	1,120,403
Total deposits	12,016,280	10,048,641
Advances from FHLB	150,000	450,000
Other borrowings	166,084	118,474
Subordinated notes, net	98,140	—
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	109,613	119,304
Accrued expenses and other liabilities	194,964	227,889
Deferred compensation	45,423	45,689
Total liabilities	12,780,504	11,009,997
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 35,157,899 shares issued and outstanding at June 30, 2020; 35,712,384 shares issued and outstanding at December 31, 2019	1,345,096	1,373,198
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2020; 39,192 shares issued and outstanding at December 31, 2019	—	742
Retained earnings	201,448	186,838
Carrying value of shares held in trust for stock-based compensation plans	(7,549)	(7,507)
Liability for common stock issued to stock related compensation plans	7,549	7,507
Accumulated other comprehensive income	78,559	33,256
Total shareholders' equity	1,625,103	1,594,034
Total liabilities and shareholders' equity	$14,405,607	$12,604,031
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except shares and per share amounts)
For the Three and Six Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
INTEREST INCOME:
Loans receivable	$115,173	$117,007	$234,099	$232,462
Mortgage-backed securities	7,983	9,794	17,120	20,301
Securities and cash equivalents	5,468	4,037	9,070	8,071
Total interest income	128,624	130,838	260,289	260,834
INTEREST EXPENSE:
Deposits	6,694	9,023	15,444	17,666
FHLB advances	984	3,370	3,048	6,846
Other borrowings	238	67	354	127
Junior subordinated debentures and subordinated notes	1,251	1,683	2,728	3,396
Total interest expense	9,167	14,143	21,574	28,035
Net interest income	119,457	116,695	238,715	232,799
PROVISION FOR CREDIT LOSSES	29,528	2,000	51,276	4,000
Net interest income after provision for credit losses	89,929	114,695	187,439	228,799
NON-INTEREST INCOME:
Deposit fees and other service charges	7,546	14,046	17,349	26,664
Mortgage banking operations	14,138	5,936	24,329	9,351
Bank-owned life insurance (BOLI)	2,317	1,123	3,367	2,399
Miscellaneous	1,550	1,713	4,189	2,517
	25,551	22,818	49,234	40,931
Net gain (loss) on sale of securities	93	(28)	171	(27)
Net change in valuation of financial instruments carried at fair value	2,199	(114)	(2,397)	(103)
Total non-interest income	27,843	22,676	47,008	40,801
NON-INTEREST EXPENSE:
Salary and employee benefits	63,415	55,629	123,323	110,269
Less capitalized loan origination costs	(11,110)	(7,399)	(16,916)	(12,248)
Occupancy and equipment	12,985	12,681	26,092	26,447
Information/computer data services	6,084	5,273	11,894	10,599
Payment and card processing expenses	3,851	4,041	8,091	8,025
Professional and legal expenses	2,163	2,336	4,082	4,770
Advertising and marketing	652	2,065	2,479	3,594
Deposit insurance expense	1,705	1,418	3,340	2,836
State/municipal business and use taxes	1,104	1,007	2,088	1,952
REO operations, net	4	260	104	137
Amortization of core deposit intangibles	2,002	2,053	4,003	4,105
(Recapture) / provision for credit losses - unfunded loan commitments	(905)	—	817	—
Miscellaneous	5,199	7,051	11,556	13,795
	87,149	86,415	180,953	174,281
COVID-19 expenses	2,152	—	2,391	—
Acquisition-related expenses	336	301	1,478	2,449
Total non-interest expense	89,637	86,716	184,822	176,730
Income before provision for income taxes	28,135	50,655	49,625	92,870
PROVISION FOR INCOME TAXES	4,594	10,955	9,202	19,824
NET INCOME	$23,541	$39,700	$40,423	$73,046
Earnings per common share:
Basic	$0.67	$1.14	$1.14	$2.09
Diluted	$0.67	$1.14	$1.14	$2.09
Cumulative dividends declared per common share	$—	$0.41	$0.41	$0.82
Weighted average number of common shares outstanding:
Basic	35,189,260	34,831,047	35,326,401	34,940,106
Diluted	35,283,690	34,882,359	35,545,086	35,028,881
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three and Six Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NET INCOME	$23,541	$39,700	$40,423	$73,046
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES:
Unrealized holding gain on available-for-sale securities arising during the period	7,912	20,751	50,090	37,407
Income tax expense related to available-for-sale securities unrealized holding gain	(1,899)	(4,981)	(12,022)	(8,978)
Reclassification for net (gain) loss on available-for-sale securities realized in earnings	(93)	27	(171)	26
Income tax expense (benefit) related to available-for-sale securities realized in earnings	22	(6)	41	(6)
Changes in fair value of junior subordinated debentures related to instrument specific credit risk	(9,818)	296	9,691	470
Income tax expense (benefit) related to junior subordinated debentures	2,356	(71)	(2,326)	(113)
Other comprehensive (loss) income	(1,520)	16,016	45,303	28,806
COMPREHENSIVE INCOME	$22,021	$55,716	$85,726	$101,852

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands, except shares)
For the Six Months Ended June 30, 2020 and the Year Ended December 31, 2019

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2019	35,182,772	$1,337,436	$134,055	$7,104	$1,478,595

Net income			33,346		33,346
Other comprehensive income, net of income tax				12,790	12,790
Accrual of dividends on common stock ($0.41/share)			(14,490)		(14,490)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(30,026)	950			950

Balance, March 31, 2019	35,152,746	$1,338,386	$152,911	$19,894	$1,511,191

Balance, April 1, 2019	35,152,746	$1,338,386	$152,911	$19,894	$1,511,191

Net income			39,700		39,700
Other comprehensive income, net of income tax				16,016	16,016
Accrual of dividends on common stock ($0.41/share)			(14,354)		(14,354)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	20,897	575			575
Repurchase of common stock	(600,000)	(32,073)			(32,073)

Balance, June 30, 2019	34,573,643	$1,306,888	$178,257	$35,910	$1,521,055

Continued on next page

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amounts
Balance, July 1, 2019	34,573,643	$1,306,888	$178,257	$35,910	$1,521,055

Net income			39,577		39,577
Other comprehensive income, net of income tax				4,610	4,610
Accrual of dividends on common stock ($0.41/share)			(14,130)		(14,130)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(286)	1,672			1,672
Repurchase of common stock	(400,000)	(21,849)			(21,849)

Balance, September 30, 2019	34,173,357	$1,286,711	$203,704	$40,520	$1,530,935

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amounts
Balance, October 1, 2019	34,173,357	$1,286,711	$203,704	$40,520	$1,530,935

Net income			33,655		33,655
Other comprehensive loss, net of income tax				(7,264)	(7,264)
Accrual of dividends on common stock ($1.41/share)			(50,521)		(50,521)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(132)	2,029			2,029
Issuance of shares for acquisition	1,578,351	85,200			85,200

Balance, December 31, 2019	35,751,576	$1,373,940	$186,838	$33,256	$1,594,034

Continued on next page

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2020	35,751,576	$1,373,940	$186,838	$33,256	$1,594,034

New credit standard (Topic 326) - impact in year of adoption			(11,215)		(11,215)
Net income			16,882		16,882
Other comprehensive income, net of income tax				46,823	46,823
Accrual of dividends on common stock ($0.41/share)			(14,583)		(14,583)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(24,337)	1,534			1,534
Repurchase of common stock	(624,780)	(31,775)			(31,775)

Balance, March 31, 2020	35,102,459	$1,343,699	$177,922	$80,079	$1,601,700

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount
Balance, April 1, 2020	35,102,459	$1,343,699	177,922	80,079	1,601,700

Net income			23,541		23,541
Other comprehensive loss, net of income tax				(1,520)	(1,520)
Adjustment to previously accrued dividends			(15)		(15)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	55,440	1,397			1,397

Balance, June 30, 2020	35,157,899	$1,345,096	201,448	78,559	1,625,103

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$40,423	$73,046
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	9,147	8,747
Deferred income and expense, net of amortization	(3,870)	(647)
Amortization of core deposit intangibles	4,003	4,105
(Gain) loss on sale of securities	(171)	27
Net change in valuation of financial instruments carried at fair value	2,397	103
Net change in equity securities	(124)	—
Decrease in deferred taxes, net	12,479	13,693
(Decrease) increase in current taxes payable	(1,136)	943
Stock-based compensation	4,355	3,394
Net change in cash surrender value of BOLI	(2,443)	(2,382)
Gain on sale of loans, including capitalized servicing rights	(20,594)	(6,730)
Loss on disposal of real estate held for sale and property and equipment, net	214	721
Provision for credit losses	51,276	4,000
Provision for credit losses - unfunded loan commitments	817	—
Origination of loans held for sale	(668,327)	(397,227)
Proceeds from sales of loans held for sale	640,668	404,244
Net change in:
Other assets	(59,724)	(12,131)
Other liabilities	6,347	(5,911)
Net cash provided from operating activities	15,737	87,995
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(348,416)	(52,525)
Principal repayments and maturities of securities—available-for-sale	187,596	120,638
Proceeds from sales of securities—available-for-sale	50,935	40,759
Purchases of securities—held-to-maturity	(215,780)	—
Principal repayments and maturities of securities—held-to-maturity	9,409	29,936
Purchases of equity securities	(339,928)	—
Loan originations, net of principal repayments	(982,018)	(64,641)
Purchases of loans and participating interest in loans	(16)	(777)
Proceeds from sales of other loans	8,454	7,155
Purchases of property and equipment	(6,790)	(11,759)
Proceeds from sale of real estate held for sale and sale of other property	2,154	4,243
Proceeds from FHLB stock repurchase program	52,164	90,373
Purchase of FHLB stock	(40,185)	(93,000)
Other	3,964	947
Net cash (used in) provided from investing activities	(1,618,457)	71,349
FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	1,967,639	(188,081)
Proceeds from long term FHLB advances	—	300,000
Repayment of long term FHLB advances	—	(189)
Repayment of overnight and short term FHLB advances, net	(300,000)	(234,000)
Increase (decrease) in other borrowings, net	47,609	(626)
Net proceeds from issuance of subordinated notes	98,140	—
Cash dividends paid	(65,230)	(27,906)
Taxes paid related to net share settlement of equity awards	(1,424)	(1,869)
Cash paid for the repurchase of common stock	(31,775)	(32,073)
Net cash provided from (used in) financing activities	1,714,959	(184,744)
NET CHANGE IN CASH AND CASH EQUIVALENTS	112,239	(25,400)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	307,735	272,196
CASH AND CASH EQUIVALENTS, END OF PERIOD	$419,974	$246,796

Continued on next page

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$22,485	$29,892
Tax refunds received	10,466	13,477
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	1,588	154
Dividends accrued but not paid until after period end	568	14,714

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2020 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. Certain reclassifications have been made to the 2019 Consolidated Financial Statements and/or schedules to conform to the 2020 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are significant to an understanding of Banner’s financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for credit losses, (iii) the valuation of financial assets and liabilities recorded at fair value (iv) the valuation of intangibles, such as goodwill, core deposit intangibles (CDI) and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation of assets acquired and liabilities assumed in business combinations and subsequent recognition of related income and expense, and (vii) the valuation or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC (2019 Form 10-K).  There have been no significant changes in our application of these accounting policies during the first six months of 2020, except for the change related to the adoption of Financial Instruments - Credit Losses (Topic 326) as described in below and Note 2.

The information included in this Form 10-Q should be read in conjunction with our 2019 Form 10-K.  Interim results are not necessarily indicative of results for a full year or any other interim period.

As a result of the adoption of Financial Instruments—Credit Losses (Topic 326) on January 1, 2020, the Company has updated the following significant accounting policies.

Securities: Debt securities are classified as held-to-maturity when the Company has the ability and positive intent to hold them to maturity.  Debt securities classified as available-for-sale are available for future liquidity requirements and may be sold prior to maturity.  Debt securities classified as trading are also available for future liquidity requirements and may be sold prior to maturity.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Debt securities classified as held-to-maturity are carried at cost, net of the allowance for credit losses- securities, adjusted for amortization of premiums to the earliest callable date and accretion of discounts to maturity.  Debt securities classified as available-for-sale are measured at fair value.  Unrealized holding gains and losses on debt securities classified as available-for-sale are excluded from earnings and are reported net of tax as accumulated other comprehensive income (AOCI), a component of shareholders’ equity, until realized.  Debt securities classified as trading are also measured at fair value.  Unrealized holding gains and losses on securities classified as trading are included in earnings.  (See Note 9 for a more complete discussion of accounting for the fair value of financial instruments.)  Realized gains and losses on sale are computed on the specific identification method and are included in earnings on the trade date sold.

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

Allowance for Credit Losses - Securities: Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The Company’s held-to maturity portfolio contains mortgage-backed securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The Company’s held-to-maturity portfolio also contains municipal bonds that are typically rated by major rating agencies as Aa or better. The Company has never incurred a loss on a municipal bond, therefore the expectation of credit losses on these securities is insignificant. The Company uses industry historical credit loss information adjusted for current conditions to establish the allowance for credit losses on the municipal bond portfolio. Less than 2% of the Company’s held-to-maturity portfolio are community development bonds representing pools of one- to four-family loans. The expected credit losses on these bonds is similar to Banner’s one- to four-family residential loan portfolio.

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

Loans Held for Sale. Residential one- to four-family and multifamily mortgage loans originated with the intent to be sold in the secondary market are considered held for sale. Residential one- to four-family loans under best effort delivery commitments are carried at the lower of aggregate cost or estimated market value. Residential one- to four-family loans under mandatory delivery commitments are carried at fair value in order to match changes in the value of the loans with the value of the related economic hedges on the loans. Fair values for residential mortgage loans held for sale are determined by comparing actual loan rates to current secondary market prices for similar loans. The multifamily held-for-sale loans are carried at fair value in order to match changes in the value of the loans with the value of the related economic hedges on the loans. Fair values for multifamily loans held for sale are calculated based on discounted cash flows using a discount rate that is a combination of market spreads for similar loan types added to selected index rates. Net unrealized losses on loans held for sale that are carried at lower of cost or market are recognized through the valuation allowance by charges to income.  Non-refundable fees and direct loan origination costs related to loans held for sale are recognized as part of the cost basis of the loan. Gains and losses on sales of loans held for sale are determined using the aggregate method and are recorded in the mortgage banking operations component of non-interest income.

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

Loans that do not share risk characteristics with other loans in the portfolio that are individually evaluated for impairment are not included in the collective evaluation.  Factors involved in determining whether a loan should be individually evaluated include, but are not limited to, the financial condition of the borrower and the value of the underlying collateral.  Expected credit losses for loans evaluated individually are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or when the Banks determine that foreclosure is probable, the expected credit loss is measured based on the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. As a practical expedient, the Banks measure the expected credit loss for a loan using the fair value of the collateral, if repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Banks' assessment as of the reporting date.

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

The CARES Act provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. To qualify as an eligible loan under the CARES Act, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the national emergency by the President or (b) December 31, 2020.

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

Note 4:  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at June 30, 2020 and December 31, 2019 are summarized as follows (in thousands):

	June 30, 2020
	Amortized Cost	Fair Value
Trading:
Corporate bonds	$27,203	$23,239
	$27,203	$23,239

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$173,053	$1,022	$(1,046)	$—	$173,029
Municipal bonds	236,098	15,005	(4)	—	251,099
Corporate bonds	39,044	2,296	(55)	—	41,285
Mortgage-backed or related securities	1,178,278	55,077	(431)	—	1,232,924
Asset-backed securities	8,778	—	(334)	—	8,444
	$1,635,251	$73,400	$(1,870)	$—	$1,706,781

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$372	$7	$—	$379	$—
Municipal bonds	385,454	18,037	(1,050)	402,441	61
Corporate bonds	3,287	—	(10)	3,277	41
Mortgage-backed or related securities	52,064	3,025	—	55,089	—
	$441,177	$21,069	$(1,060)	$461,186	$102

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
Corporate bonds	$27,203			$25,636
	$27,203			$25,636
Available-for-Sale:
U.S. Government and agency obligations	$90,468	$286	$(1,156)	$89,598
Municipal bonds	101,927	5,233	(3)	107,157
Corporate bonds	4,357	14	(6)	4,365
Mortgage-backed or related securities	1,324,999	20,325	(3,013)	1,342,311
Asset-backed securities	8,195	—	(69)	8,126
	$1,529,946	$25,858	$(4,247)	$1,551,557
Held-to-Maturity:
U.S. Government and agency obligations	$385	$4	$—	$389
Municipal bonds	177,208	3,733	(2,213)	178,728
Corporate bonds	3,353	—	(11)	3,342
Mortgage-backed or related securities	55,148	921	(723)	55,346
	$236,094	$4,658	$(2,947)	$237,805

Accrued interest receivable on held-to-maturity debt securities was $3.2 million and $1.1 million as of June 30, 2020 and December 31, 2019, respectively, and was $6.2 million and $4.8 million on available-for-sale debt securities as of June 30, 2020 and December 31, 2019, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the consolidated statements of financial condition and is excluded from the calculation of the allowance for credit losses.

At June 30, 2020, the gross unrealized losses and the fair value for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	June 30, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$31,838	$(65)	$51,894	$(981)	$83,732	$(1,046)
Municipal bonds	1,210	(4)	—	—	1,210	(4)
Corporate bonds	2,552	(55)	—	—	2,552	(55)
Mortgage-backed or related securities	77,957	(411)	6,641	(20)	84,598	(431)
Asset-backed securities	3,749	(219)	4,068	(115)	7,817	(334)
	$117,306	$(754)	$62,603	$(1,116)	$179,909	$(1,870)

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

At June 30, 2020, there were 64 securities—available-for-sale with unrealized losses, compared to 90 at December 31, 2019.  At December 31, 2019, there were 17 securities—held-to-maturity with unrealized losses.  Management does not believe that any individual unrealized loss as of June 30, 2020 resulted from credit loss or that any individual unrealized loss represented other-than-temporary impairment (OTTI) as of December 31, 2019.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

There were no sales of securities—trading during the six months ended June 30, 2020 or 2019. There were no securities—trading in a nonaccrual status at June 30, 2020 or December 31, 2019.  Net unrealized holding losses of $2.4 million were recognized during the six months ended June 30, 2020 compared to $103,000 of net unrealized holding losses recognized during the six months ended June 30, 2019.

There were 14 sales of securities—available-for-sale during the six months ended June 30, 2020, with a net gain of $171,000.  There were 36 sales of securities—available-for-sale during the six months ended June 30, 2019, which resulted in a net loss of $26,000. There were no securities—available-for-sale in a nonaccrual status at June 30, 2020 or December 31, 2019.

There were no sales of securities—held-to-maturity during the six months ended June 30, 2020 or 2019, although there were partial calls of securities that resulted in a net loss of $1,000 for the six months ended June 30, 2019. There were no securities—held-to-maturity in a nonaccrual status or 30 days or more past due at June 30, 2020 or December 31, 2019.

The amortized cost and estimated fair value of securities at June 30, 2020, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	June 30, 2020
	Trading		Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing in one year or less	$—	$—	$—	$—	$—	$—
Maturing after one year through five years	—	—	67,525	69,992	57,858	59,787
Maturing after five years through ten years	—	—	453,111	475,882	43,763	46,177
Maturing after ten years through twenty years	27,203	23,239	299,278	315,027	124,159	128,276
Maturing after twenty years	—	—	815,337	845,880	215,397	226,946
	$27,203	$23,239	$1,635,251	$1,706,781	$441,177	$461,186

The following table presents, as of June 30, 2020, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	June 30, 2020
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$160,186	$159,473	$169,039
Interest rate swap counterparties	26,711	25,772	27,096
Repurchase agreements	181,265	174,869	181,265
Other	2,646	2,646	2,721
Total pledged securities	$370,808	$362,760	$380,121

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit rating. Credit ratings are reviewed and updated quarterly. The following table summarizes the amortized cost of held-to-maturity debt securities by credit rating at June 30, 2020 (in thousands):

	June 30, 2020
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$359,801	$500	$—	$360,301
Not Rated	372	25,653	2,787	52,064	80,876
	$372	$385,454	$3,287	$52,064	$441,177

The following table presents the activity in the allowance for credit losses for held-to-maturity debt securities by major type for the three and six months ended June 30, 2020 (in thousands):

	For the Three Months Ended June 30, 2020
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses - securities
Beginning Balance	$—	$61	$37	$—	$98
Provision for credit losses	—	—	4	—	4
Ending Balance	$—	$61	$41	$—	$102

	For the Six Months Ended June 30, 2020
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses - securities
Beginning Balance	$—	$—	$—	$—	$—
Impact of adopting ASC 326	—	28	35	—	63
Provision for credit losses	—	33	6	—	39
Ending Balance	$—	$61	$41	$—	$102

Note 5: LOANS RECEIVABLE AND THE ALLOWANCE FOR CREDIT LOSSES - LOANS

As a result of the adoption of Financial Instruments - Credit Losses (Topic 326), effective January 1, 2020, the Company changed the segmentation of its loan portfolio based on the common risk characteristics used to measure the allowance for credit losses.  The following table presents the loans receivable at June 30, 2020 and December 31, 2019 by class (dollars in thousands). The presentation of loans receivable at December 31, 2019 has been updated to conform to the loan portfolio segmentation that became effective on January 1, 2020.

	June 30, 2020		December 31, 2019
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,027,399	9.9%	$980,021	10.5%
Investment properties	2,017,789	19.6	2,024,988	21.8
Small balance CRE	624,726	6.1	613,484	6.6
Multifamily real estate	437,201	4.3	388,388	4.2
Construction, land and land development:
Commercial construction	215,860	2.1	210,668	2.3
Multifamily construction	256,335	2.5	233,610	2.5
One- to four-family construction	528,966	5.1	544,308	5.8
Land and land development	235,602	2.3	245,530	2.6
Commercial business:
Commercial business	2,372,216	23.1	1,364,650	14.7
Small business scored	779,678	7.6	772,657	8.3
Agricultural business, including secured by farmland	328,077	3.2	337,271	3.6
One- to four-family residential	817,787	8.0	925,531	9.9
Consumer:
Consumer—home equity revolving lines of credit	515,603	5.0	519,336	5.6
Consumer—other	126,760	1.2	144,915	1.6
Total loans	10,283,999	100.0%	9,305,357	100.0%
Less allowance for credit losses - loans	(156,352)		(100,559)
Net loans	$10,127,647		$9,204,798

The presentation of loans receivable at December 31, 2019 in the table below is based on loan segmentation as presented in the 2019 Form 10-K.

	December 31, 2019
	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,580,650	17.0%
Investment properties	2,309,221	24.8
Multifamily real estate	473,152	5.1
Commercial construction	210,668	2.3
Multifamily construction	233,610	2.5
One- to four-family construction	544,308	5.8
Land and land development:
Residential	154,688	1.7
Commercial	26,290	0.3
Commercial business	1,693,824	18.2
Agricultural business, including secured by farmland	370,549	4.0
One- to four-family residential	945,622	10.2
Consumer:
Consumer secured by one- to four-family	550,960	5.8
Consumer—other	211,815	2.3
Total loans	9,305,357	100.0%
Less allowance for loan losses	(100,559)
Net loans	$9,204,798

Loan amounts are net of unearned loan fees in excess of unamortized costs of $34.6 million as of June 30, 2020 and $438,000 as of December 31, 2019. Net loans include net discounts on acquired loans of $20.2 million and $25.0 million as of June 30, 2020 and December 31, 2019, respectively. Net loans does not include accrued interest receivable. Accrued interest receivable on loans was $39.3 million as of June 30, 2020 and $31.8 million as of December 31, 2019 and was reported in accrued interest receivable on the consolidated statements of financial condition.

Purchased credit deteriorated and purchased non-credit-deteriorated loans. Loans acquired in business combinations are recorded at their fair value at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-deteriorated (PCD) or purchased non-credit-deteriorated. There were no PCD loans acquired for the three and six months ended June 30, 2020.
Purchased credit-impaired loans and purchased non-credit-impaired loans. Prior to the implementation of Financial Instruments—Credit Losses (Topic 326) on January 1, 2020, acquired loans were evaluated upon acquisition and classified as either PCI or purchased non-credit-impaired. PCI loans reflected credit deterioration since origination such that it was probable at acquisition that the Company would be unable to collect all contractually required payments. The outstanding contractual unpaid principal balance of PCI loans, excluding acquisition accounting adjustments, was $23.5 million at December 31, 2019. The carrying balance of PCI loans was $15.9 million at December 31, 2019. These loans were converted to PCD loans on January 1, 2020.
The following table presents the changes in the accretable yield for PCI loans for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Balance, beginning of period	$4,778	$5,216
Accretion to interest income	(456)	(949)
Disposals	—	—
Reclassifications from non-accretable difference	421	476
Balance, end of period	$4,743	$4,743

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

The following table summarizes our average recorded investment and interest income recognized on impaired loans by loan class for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate:
Owner-occupied	$3,072	$2	$3,261	$4
Investment properties	3,283	22	5,255	98
Commercial construction	1,153	—	1,290	—
One- to four-family construction	1,006	1	963	1
Land and land development:
Residential	690	—	708	—
Commercial business	3,762	6	3,782	11
Agricultural business/farmland	4,590	29	4,854	56
One- to four-family residential	6,449	57	6,448	122
Consumer:
Consumer secured by one- to four-family	3,129	3	2,596	8
Consumer—other	372	1	345	2
	$27,506	$121	$29,502	$302

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

As of June 30, 2020 and December 31, 2019, the Company had TDRs of $10.6 million and $8.0 million, respectively, and commitments to advance additional funds related to TDRs up to $1.8 million and none, respectively.

The following table presents new TDRs that occurred during the three and six months ended June 30, 2020 and June 30, 2019 (dollars in thousands):

	Three Months Ended June 30, 2020			Six months ended June 30, 2020
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Recorded Investment
Commercial business:
Commercial business	—	$—	$—	2	$4,796	$4,796
Total	—	$—	$—	2	$4,796	$4,796

	Three Months Ended June 30, 2019			Six months ended June 30, 2019
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Recorded Investment
Commercial real estate
Investment properties	—	$—	$—	1	$1,090	$1,090
Commercial business:
Commercial business	1	160	160	1	160	160
Agricultural business/farmland	1	596	596	1	596	596
	2	$756	$756	3	$1,846	$1,846

There were no TDRs which incurred a payment default within twelve months of the restructure date during the three and six-month periods ended June 30, 2020 and 2019. A default on a TDR results in either a transfer to nonaccrual status or a partial charge-off, or both.

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

The following tables present the Company’s portfolio of risk-rated loans by grade as of June 30, 2020 (in thousands). Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination.

	June 30, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$138,770	$179,921	$164,799	$126,294	$96,855	$244,020	$7,326	$957,985
Special Mention	—	—	1,369	2,319	—	1,619	—	5,307
Substandard	2	19,874	1,680	2,452	11,364	28,735	—	64,107
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$138,772	$199,795	$167,848	$131,065	$108,219	$274,374	$7,326	$1,027,399

Commercial real estate - investment properties
Risk Rating
Pass	$128,332	$271,629	$328,059	$239,301	$294,341	$571,177	$26,056	$1,858,895
Special Mention	—	2,167	—	—	3,402	1,863	—	7,432
Substandard	193	11,433	23,765	55,019	17,771	38,779	4,502	151,462
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$128,525	$285,229	$351,824	$294,320	$315,514	$611,819	$30,558	$2,017,789

Multifamily real estate
Risk Rating
Pass	$47,053	$67,444	$53,373	$101,881	$45,869	$119,910	$1,671	$437,201
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$47,053	$67,444	$53,373	$101,881	$45,869	$119,910	$1,671	$437,201

	June 30, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Commercial construction
Risk Rating
Pass	$29,554	$98,644	$48,408	$8,298	$2,207	$1,157	$—	$188,268
Special Mention	—	—	—	—	—	—	—	—
Substandard	18,311	4,320	4,863	—	98	—	—	27,592
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$47,865	$102,964	$53,271	$8,298	$2,305	$1,157	$—	$215,860

Multifamily construction
Risk Rating
Pass	$43,907	$128,625	$63,642	$14,221	$—	$—	$5,940	$256,335
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$43,907	$128,625	$63,642	$14,221	$—	$—	$5,940	$256,335

One- to four- family construction
Risk Rating
Pass	$279,654	$223,442	$3,452	$—	$—	$—	$4,792	$511,340
Special Mention	6,309	6,989	—	—	—	—	630	13,928
Substandard	—	3,698	—	—	—	—	—	3,698
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$285,963	$234,129	$3,452	$—	$—	$—	$5,422	$528,966

	June 30, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Land and land development
Risk Rating
Pass	$71,908	$95,466	$29,802	$9,062	$6,924	$6,052	$13,162	$232,376
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	32	2,892	—	—	302	—	3,226
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$71,908	$95,498	$32,694	$9,062	$6,924	$6,354	$13,162	$235,602

Commercial business
Risk Rating
Pass	$1,248,784	$274,620	$228,111	$87,495	$47,762	$83,683	$327,010	$2,297,465
Special Mention	49	1,474	17,972	1,385	4	54	4,221	25,159
Substandard	3,097	8,449	16,223	5,507	748	617	14,951	49,592
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$1,251,930	$284,543	$262,306	$94,387	$48,514	$84,354	$346,182	$2,372,216

Agricultural business including secured by farmland
Risk Rating
Pass	$19,973	$63,682	$33,811	$25,484	$26,066	$33,687	$104,882	$307,585
Special Mention	—	22	—	837	676	537	—	2,072
Substandard	3,329	3,699	5,866	355	—	1,562	3,609	18,420
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business including secured by farmland	$23,302	$67,403	$39,677	$26,676	$26,742	$35,786	$108,491	$328,077

The following table presents the Company’s portfolio of non-risk-rated loans by delinquency status as of June 30, 2020 (in thousands). Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination.

	June 30, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Small balance CRE
Past Due Category
Current	$36,367	$83,514	$92,290	$82,088	$79,897	$247,001	$1,204	$622,361
30-59 Days Past Due	—	628	—	—	—	—	—	628
60-89 Days Past Due	—	—	—	—	—	—	—	—
90 Days + Past Due	—	—	378	340	1	1,018	—	1,737
Total Small balance CRE	$36,367	$84,142	$92,668	$82,428	$79,898	$248,019	$1,204	$624,726

Small business scored
Past Due Category
Current	$89,938	$166,435	$151,054	$110,103	$56,310	$79,049	$122,910	$775,799
30-59 Days Past Due	91	778	189	126	—	19	509	1,712
60-89 Days Past Due	—	22	39	160	—	—	15	236
90 Days + Past Due	—	271	541	681	183	254	1	1,931
Total Small business scored	$90,029	$167,506	$151,823	$111,070	$56,493	$79,322	$123,435	$779,678

One- to four- family residential
Past Due Category
Current	$38,026	$109,266	$121,911	$139,441	$71,854	$329,673	$4,770	$814,941
30-59 Days Past Due	—	—	—	—	—	49	—	49
60-89 Days Past Due	—	5	—	—	169	712	—	886
90 Days + Past Due	332	—	347	—	—	1,232	—	1,911
Total One- to four- family residential	$38,358	$109,271	$122,258	$139,441	$72,023	$331,666	$4,770	$817,787

	June 30, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$13,895	$2,193	$2,378	$3,180	$1,552	$4,092	$485,376	$512,666
30-59 Days Past Due	—	—	—	—	—	—	485	485
60-89 Days Past Due	—	100	—	110	249	—	110	569
90 Days + Past Due	—	—	—	616	255	438	574	1,883
Total Consumer—home equity revolving lines of credit	$13,895	$2,293	$2,378	$3,906	$2,056	$4,530	$486,545	$515,603

Consumer-other
Past Due Category
Current	$12,828	$18,284	$18,314	$15,587	$11,156	$23,699	$26,545	$126,413
30-59 Days Past Due	—	18	31	143	24	3	39	258
60-89 Days Past Due	—	—	—	9	6	1	34	50
90 Days + Past Due	—	—	—	18	—	21	—	39
Total Consumer-other	$12,828	$18,302	$18,345	$15,757	$11,186	$23,724	$26,618	$126,760

The following table presents the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristics as of December 31, 2019 (in thousands):

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

The following table provides the amortized cost basis of collateral-dependent loans as of June 30, 2020 (in thousands). Our collateral dependent loans presented in the table below have no significant concentrations by property type or location. The table below includes one commercial business banking relationship with a balance of $10.8 million.

	June 30, 2020
	Real Estate	Accounts Receivable	Equipment	Total
Commercial real estate:
Owner-occupied	$1,696	$—	$—	$1,696
Investment properties	6,364	—	—	6,364
Small Balance CRE	1,212	—	—	1,212
Land and land development	302	—	—	302
Commercial business
Commercial business	2,826	7,897	3,720	14,443
Small business Scored	47	—	48	95
Agricultural business, including secured by farmland	575	—	—	575
One- to four-family residential	195	—	—	195
Total	$13,217	$7,897	$3,768	$24,882

The following tables provide additional detail on the age analysis of the Company’s past due loans as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$—	$1,696	$1,696	$1,025,703	$1,027,399	$1,696	$2,088	$—
Investment properties	1,328	103	2,919	4,350	2,013,439	2,017,789	6,364	6,364	—
Small Balance CRE	628	—	1,737	2,365	622,361	624,726	1,212	2,393	—
Multifamily real estate	—	—	—	—	437,201	437,201	—	—	—
Construction, land and land development:
Commercial construction	—	—	98	98	215,762	215,860	—	98	—
Multifamily construction	—	—	—	—	256,335	256,335	—	—	—
One- to four-family construction	—	—	—	—	528,966	528,966	—	332	—
Land and land development	—	14	303	317	235,285	235,602	302	302	—
Commercial business
Commercial business	7,378	300	1,016	8,694	2,363,522	2,372,216	844	15,457	—
Small business scored	1,712	236	1,931	3,879	775,799	779,678	96	3,029	1
Agricultural business, including secured by farmland	7,246	—	1,494	8,740	319,337	328,077	—	433	1,061
One- to four-family residential	49	886	1,911	2,846	814,941	817,787	188	2,942	472
Consumer:
Consumer—home equity revolving lines of credit	485	569	1,883	2,937	512,666	515,603	—	2,354	26
Consumer—other	258	50	39	347	126,413	126,760	—	58	10
Total	$19,084	$2,158	$15,027	$36,269	$10,247,730	$10,283,999	$10,702	$35,850	$1,570

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Total Non-accrual (1)
Commercial real estate:
Owner-occupied	$486	$1,246	$2,889	$4,621	$8,578	$1,567,451	$1,580,650	$89	$4,069
Investment properties	—	260	1,883	2,143	6,345	2,300,733	2,309,221	—	1,883
Multifamily real estate	239	91	—	330	7	472,815	473,152	—	85
Commercial construction	1,397	—	98	1,495	—	209,173	210,668	—	98
Multifamily construction	—	—	—	—	—	233,610	233,610	—	—
One-to-four-family construction	3,212	—	1,799	5,011	—	539,297	544,308	332	1,467
Land and land development:
Residential	—	—	340	340	—	154,348	154,688	—	340
Commercial	—	—	—	—	—	26,290	26,290	—	—
Commercial business	2,343	1,583	3,412	7,338	368	1,686,118	1,693,824	401	23,015
Agricultural business, including secured by farmland	1,972	129	584	2,685	393	367,471	370,549	—	661
One-to four-family residential	3,777	1,088	2,876	7,741	74	937,807	945,622	877	3,410
Consumer:
Consumer secured by one- to four-family	1,174	327	1,846	3,347	110	547,503	550,960	398	2,314
Consumer—other	350	161	—	511	63	211,241	211,815	—	159
Total	$14,950	$4,885	$15,727	$35,562	$15,938	$9,253,857	$9,305,357	$2,097	$37,501

(1)	The Company did not recognize any interest income on non-accrual loans during both the six months ended June 30, 2020 and the year ended December 31, 2019.

The following table provides the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2020 (in thousands):

	For the Three Months Ended June 30, 2020
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$29,339	$2,805	$34,217	$31,648	$4,513	$11,884	$16,082	$—	$130,488
Provision/(recapture) for credit losses	23,773	699	2,694	5,405	44	831	(3,922)	—	29,524
Recoveries	54	—	105	370	22	31	60	—	642
Charge-offs	—	—	(100)	(3,553)	(62)	—	(587)	—	(4,302)
Ending balance	$53,166	$3,504	$36,916	$33,870	$4,517	$12,746	$11,633	$—	$156,352

	For the Six Months Ended June 30, 2020
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$30,591	$4,754	$22,994	$23,370	$4,120	$4,136	$8,202	$2,392	$100,559
Impact of Adopting ASC 326	(2,864)	(2,204)	2,515	3,010	(351)	7,125	2,973	(2,392)	7,812
Provision/(recapture) for credit losses	25,318	1,020	11,402	11,852	(962)	1,370	1,237	—	51,237
Recoveries	221	—	105	575	1,772	179	156	—	3,008
Charge-offs	(100)	(66)	(100)	(4,937)	(62)	(64)	(935)	—	(6,264)
Ending balance	$53,166	$3,504	$36,916	$33,870	$4,517	$12,746	$11,633	$—	$156,352

The changes in the allowance for credit losses during the three and six months ended June 30, 2020 were primarily the result of the $29.5 million provision for credit losses recorded during the current quarter and the $51.2 million provision recording during the six months ended June 30, 2020, mostly due to the deterioration in the economy during the current quarter and six months ended June 30, 2020 as a result of the COVID-19 pandemic, as well as forecasted additional future economic deterioration based on the reasonable and supportable economic forecast as of June 30, 2020. The current quarter provision for credit losses also reflects risk rating down grades on loans that are considered at risk due to the COVID-19 pandemic. In addition, the change for the six months ended June 30, 2020 included a $7.8 million increase related to the adoption of Financial Instruments - Credit Losses (Topic 326).

The following table provides additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the three and six months ended June 30, 2019 (in thousands):

	For the Three Months Ended June 30, 2019
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$27,091	$4,020	$23,713	$18,662	$3,596	$4,711	$7,980	$7,535	$97,308
Provision/(recapture) for loan losses	(117)	324	(189)	1,482	222	(240)	828	(310)	2,000
Recoveries	149	—	30	215	35	230	223	—	882
Charge-offs	(393)	—	—	(802)	(162)	—	(579)	—	(1,936)
Ending balance	$26,730	$4,344	$23,554	$19,557	$3,691	$4,701	$8,452	$7,225	$98,254

	For the Six Months Ended June 30, 2019
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$27,132	$3,818	$24,442	$19,438	$3,778	$4,714	$7,972	$5,191	$96,485
Provision for loan losses	252	526	(940)	1,273	44	(286)	1,097	2,034	4,000
Recoveries	170	—	52	238	35	273	333	—	1,101
Charge-offs	(824)	—	—	(1,392)	(166)	—	(950)	—	(3,332)
Ending balance	$26,730	$4,344	$23,554	$19,557	$3,691	$4,701	$8,452	$7,225	$98,254

	June 30, 2019
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$64	$—	$—	$21	$147	$58	$7	$—	$297
Collectively evaluated for impairment	26,666	4,344	23,554	19,513	3,487	4,643	8,445	7,225	97,877
Purchased credit-impaired loans	—	—	—	23	57	—	—	—	80
Total allowance for loan losses	$26,730	$4,344	$23,554	$19,557	$3,691	$4,701	$8,452	$7,225	$98,254

Loan balances:
Individually evaluated for impairment	$4,352	$—	$2,166	$550	$3,058	$3,582	$964	$—	$14,672
Collectively evaluated for impairment	3,534,235	402,235	1,077,636	1,597,712	377,333	940,948	788,834	—	8,718,933
Purchased credit impaired loans	11,714	6	—	526	414	87	198	—	12,945
Total loans	$3,550,301	$402,241	$1,079,802	$1,598,788	$380,805	$944,617	$789,996	$—	$8,746,550

Note 6:  REAL ESTATE OWNED, NET

The following table presents the changes in REO for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of the period	$2,402	$2,611	$814	$2,611
Additions from loan foreclosures	—	61	1,588	61
Proceeds from dispositions of REO	(98)	(150)	(98)	(150)
Gain (loss) on sale of REO	96	(9)	96	(9)
Balance, end of the period	$2,400	$2,513	$2,400	$2,513

REO properties are recorded at the estimated fair value of the property, less expected selling costs, establishing a new cost basis.  Subsequently, REO properties are carried at the lower of the new cost basis or updated fair market values, based on updated appraisals of the underlying properties, as received.  Valuation allowances on the carrying value of REO may be recognized based on updated appraisals or on management’s authorization to reduce the selling price of a property. The Company had $725,000 of foreclosed one- to four-family residential real estate properties held as REO at June 30, 2020 and $48,000 at December 31, 2019. The recorded investment in one- to four-family residential loans in the process of foreclosure was $311,000 at June 30, 2020 compared with $1.5 million at December 31, 2019.

Note 7:  GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At June 30, 2020, intangible assets are comprised of goodwill and CDI acquired in business combinations. Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed at least annually for impairment. Banner has identified one reporting unit for purposes of evaluating goodwill for impairment. At June 30, 2020, the Company completed its qualitative assessment of goodwill and concluded that it is more likely than not that the fair value of Banner, the reporting unit, exceeds the carrying value. If adverse economic conditions or the recent decrease in our stock price and market capitalization as a result of the COVID-19 pandemic were to be deemed sustained in the future rather than temporary, it may significantly affect the fair value of our goodwill and may trigger impairment charges.

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

The following table summarizes the changes in the Company’s goodwill and other intangibles for the six months ended June 30, 2020 and the year ended December 31, 2019 (in thousands):

	Goodwill	CDI	LHI	Total
Balance, December 31, 2018	$339,154	$32,699	$225	$372,078
Additions through acquisitions(1)	33,967	4,610	—	38,577
Amortization	—	(8,151)	—	(8,151)
Adjustments(2)	—	—	(225)	(225)
Balance, December 31, 2019	373,121	29,158	—	402,279
Amortization	—	(4,003)	—	(4,003)
Balance, June 30, 2020	$373,121	$25,155	$—	$398,276

(1) The additions to Goodwill and CDI in 2019 relate to the acquisition of AltaPacific.
(2) The adjustment to LHI represents a reclassification to the right-of-use lease asset in connection with the implementation of Lease Topic 842.

The following table presents the estimated amortization expense with respect to CDI as of June 30, 2020 for the periods indicated (in thousands):

Estimated Amortization
Remainder of 2020	$3,729
2021	6,571
2022	5,317
2023	3,814
2024	2,659
Thereafter	3,065
$25,155

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge, which is recognized in servicing fee income within mortgage banking operations on the consolidated statement of operations.   However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the three and six months ended June 30, 2020 and 2019, the Company did not record any impairment charges or recoveries against mortgage servicing rights. The unpaid principal balance for loans which mortgage servicing rights have been recorded totaled $2.56 billion and $2.48 billion at June 30, 2020 and December 31, 2019, respectively.  Custodial accounts maintained in connection with this servicing totaled $3.3 million and $12.0 million at June 30, 2020 and December 31, 2019, respectively.

An analysis of our mortgage servicing rights for the three and six months ended June 30, 2020 and 2019 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of the period	$14,277	$14,417	$14,148	$14,638
Additions—amounts capitalized	2,184	685	3,604	1,357
Additions—through purchase	38	22	101	69
Amortization (1)	(2,075)	(1,126)	(3,429)	(2,066)
Balance, end of the period (2)	$14,424	$13,998	$14,424	$13,998

(1)
Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income within mortgage banking operations and any unamortized balance is fully amortized if the loan repays in full.

(2)	There was no valuation allowance as of June 30, 2020 and 2019.

Note 8:  DEPOSITS

Deposits consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Non-interest-bearing accounts	$5,281,559	$3,945,000
Interest-bearing checking	1,399,593	1,280,003
Regular savings accounts	2,197,790	1,934,041
Money market accounts	2,095,332	1,769,194
Total interest-bearing transaction and saving accounts	5,692,715	4,983,238
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	852,416	936,940
Certificates of deposit greater than $250,000	189,590	183,463
Total certificates of deposit(1)	1,042,006	1,120,403
Total deposits	$12,016,280	$10,048,641
Included in total deposits:
Public fund transaction and savings accounts	$275,172	$244,418
Public fund interest-bearing certificates	56,609	35,184
Total public deposits	$331,781	$279,602
Total brokered deposits	$119,399	$202,884

(1)	Certificates of deposit include $144,000 and $269,000 of acquisition premiums at June 30, 2020 and December 31, 2019, respectively.

At June 30, 2020 and December 31, 2019, the Company had certificates of deposit of $194.1 million and $189.0 million, respectively, that were equal to or greater than $250,000.

Scheduled maturities and weighted average interest rates of certificates of deposit at June 30, 2020 are as follows (dollars in thousands):

	June 30, 2020
	Amount	Weighted Average Rate
Maturing in one year or less	$804,953	1.14%
Maturing after one year through two years	134,920	1.50
Maturing after two years through three years	76,308	1.57
Maturing after three years through four years	12,002	2.12
Maturing after four years through five years	11,461	1.66
Maturing after five years	2,362	1.00
Total certificates of deposit	$1,042,006	1.23%

Note 9:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2020 and December 31, 2019, whether or not measured at fair value in the Consolidated Statements of Financial Condition (dollars in thousands):

		June 30, 2020		December 31, 2019
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$419,974	$419,974	$307,735	$307,735
Securities—trading	3	23,239	23,239	25,636	25,636
Securities—available-for-sale	2	1,706,781	1,706,781	1,551,557	1,551,557
Securities—held-to-maturity	2	438,390	458,399	233,241	234,952
Securities—held-to-maturity	3	2,787	2,787	2,853	2,853
Loans held for sale	2	258,700	259,608	210,447	210,670
Loans receivable	3	10,283,999	10,272,270	9,305,357	9,304,340
Equity securities	1	340,052	340,052	—	—
FHLB stock	3	16,363	16,363	28,342	28,342
Bank-owned life insurance	1	190,468	190,468	192,088	192,088
Mortgage servicing rights	3	14,424	18,420	14,148	22,611
Derivatives:
Interest rate swaps	2	45,592	45,592	15,202	15,202
Interest rate lock and forward sales commitments	2,3	8,006	8,006	1,108	1,108
Liabilities:
Demand, interest checking and money market accounts	2	8,776,484	8,776,484	6,994,197	6,994,197
Regular savings	2	2,197,790	2,197,790	1,934,041	1,934,041
Certificates of deposit	2	1,042,006	1,049,066	1,120,403	1,117,921
FHLB advances	2	150,000	154,500	450,000	452,720
Other borrowings	2	166,084	166,084	118,474	118,474
Subordinated notes, net	3	98,140	98,140	—	—
Junior subordinated debentures	3	109,613	109,613	119,304	119,304
Derivatives:
Interest rate swaps	2	24,689	24,689	10,966	10,966
Interest rate lock and forward sales commitments	2	1,518	1,518	674	674

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (Trust Preferred Securities)	$—	$—	$23,239	$23,239

Securities—available-for-sale
U.S. Government and agency obligations	—	173,029	—	173,029
Municipal bonds	—	251,099	—	251,099
Corporate bonds	—	41,285	—	41,285
Mortgage-backed or related securities	—	1,232,924	—	1,232,924
Asset-backed securities	—	8,444	—	8,444
	—	1,706,781	—	1,706,781

Loans held for sale	—	208,877	—	208,877
Equity securities	340,052	—	—	340,052

Derivatives
Interest rate swaps	—	45,592	—	45,592
Interest rate lock and forward sales commitments	—	2,190	5,816	8,006
	$340,052	$1,963,440	$29,055	$2,332,547

Liabilities:
Junior subordinated debentures	$—	$—	$109,613	$109,613
Derivatives
Interest rate swaps	—	24,689	—	24,689
Interest rate lock and forward sales commitments	—	1,518	—	1,518
	$—	$26,207	$109,613	$135,820

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (Trust Preferred Securities)	$—	$—	$25,636	$25,636

Securities—available-for-sale
U.S. Government and agency obligations	—	89,598	—	89,598
Municipal bonds	—	107,157	—	107,157
Corporate bonds	—	4,365	—	4,365
Mortgage-backed securities	—	1,342,311	—	1,342,311
Asset-backed securities	—	8,126	—	8,126
	—	1,551,557	—	1,551,557

Loans held for sale	—	199,397	—	199,397
Equity securities	—	—	—	—

Derivatives
Interest rate swaps	—	15,202	—	15,202
Interest rate lock and forward sales commitments	—	317	791	1,108
	$—	$1,766,473	$26,427	$1,792,900

Liabilities:
Junior subordinated debentures, net of unamortized deferred issuance costs	$—	$—	$119,304	$119,304
Derivatives
Interest rate swaps	—	10,966	—	10,966
Interest rate lock and forward sales commitments	—	674	—	674
	$—	$11,640	$119,304	$130,944

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

Equity Securities: Equity securities at June 30, 2020 are invested in a Money Market Mutual fund, the fair value of these securities are based on daily quoted market prices.

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2020 and December 31, 2019.  The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for certain of the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring and non-recurring basis at June 30, 2020 and December 31, 2019:

			Weighted Average Rate / Range
Financial Instruments	Valuation Techniques	Unobservable Inputs	June 30, 2020	December 31, 2019
Corporate bonds (TPS securities)	Discounted cash flows	Discount rate	4.81%	5.91%
Junior subordinated debentures	Discounted cash flows	Discount rate	4.81%	5.91%
Loans individually evaluated	Collateral valuations	Discount to appraised value	0.0% to 20.0%	0.0% to 20.0%
REO	Appraisals	Discount to appraised value	48.30%	58.50%
Interest rate lock commitments	Pricing model	Pull-through rate	85.88%	89.61%

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

Junior subordinated debentures: Similar to the TPS securities discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner's credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of June 30, 2020, or the passage of time, will result in negative fair value adjustments. At June 30, 2020, the discount rate utilized was based on a credit spread of 450 basis points and three-month LIBOR of 31 basis points.

Interest rate lock commitments: The fair value of the interest rate lock commitments is based on secondary market sources adjusted for an estimated pull-through rate. The pull-through rate is based on historical loan closing rates for similar interest rate lock commitments. An increase or decrease in the pull-through rate would have a corresponding, positive or negative fair value adjustment.

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
	Level 3 Fair Value Inputs		Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	TPS Securities	Borrowings— Junior Subordinated Debentures
Beginning balance	$21,040	$99,795	$25,636	$119,304
Total gains or losses recognized
Assets gains (losses)	2,199	—	(2,397)
Liabilities losses (gains)		9,818		(9,691)
Ending balance at June 30, 2020	$23,239	$109,613	$23,239	$109,613

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	Level 3 Fair Value Inputs		Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	TPS Securities	Borrowings— Junior Subordinated Debentures
Beginning balance	$25,838	$113,917	$25,896	$114,091
Total gains or losses recognized
Assets losses	(97)	—	(155)	—
Liabilities gains	—	(296)	—	(470)
Ending balance at June 30, 2019	$25,741	$113,621	$25,741	$113,621

Interest income and dividends from the TPS securities are recorded as a component of interest income. Interest expense related to the junior subordinated debentures is measured based on contractual interest rates and reported in interest expense.  The change in fair value of the junior subordinated debentures, which represents changes in instrument specific credit risk, is recorded in other comprehensive income. See Note 14, Derivatives and Hedging, for detail on gains and losses on level 3 interest rate lock commitments.

Items Measured at Fair Value on a Non-recurring Basis:

The following tables present financial assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$14,443	$14,443
REO	—	—	2,400	2,400

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$14,853	$14,853
REO	—	—	814	814

The following table presents the losses resulting from non-recurring fair value adjustments for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Loans individually evaluated	$(2,000)	$(125)	$(2,000)	$(425)
REO	—	—	—	—
Total loss from non-recurring measurements	$(2,000)	$(125)	$(2,000)	$(425)

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

As of June 30, 2020, the Company had $275,000 of unrecognized tax benefits for uncertain tax positions, none of which would materially affect the effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense. The Company files consolidated income tax returns in the U.S. federal jurisdiction and in the Oregon, California, Utah, Idaho and Montana state jurisdictions.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Tax credit investments	$34,962	$29,620
Unfunded commitments—tax credit investments	25,001	20,235

The following table presents other information related to the Company's tax credit investments for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Tax credits and other tax benefits recognized	$998	$494	$1,996	$988
Tax credit amortization expense included in provision for income taxes	849	405	1,658	810

Note 11:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings per share data for the three and six months ended June 30, 2020 and 2019 (in thousands, except shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$23,541	$39,700	$40,423	$73,046

Basic weighted average shares outstanding	35,189,260	34,831,047	35,326,401	34,940,106
Plus unvested restricted stock	94,430	51,312	218,685	88,775
Diluted weighted shares outstanding	35,283,690	34,882,359	35,545,086	35,028,881
Earnings per common share
Basic	$0.67	$1.14	$1.14	$2.09
Diluted	$0.67	$1.14	$1.14	$2.09

Note 12:  STOCK-BASED COMPENSATION PLANS

The Company operates the following stock-based compensation plans as approved by its shareholders:

•	2014 Omnibus Incentive Plan (the 2014 Plan).

•	2018 Omnibus Incentive Plan (the 2018 Plan).

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

2014 Omnibus Incentive Plan

The 2014 Plan was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of June 30, 2020, 299,937 restricted stock shares and 408,510 restricted stock units have been granted under the 2014 Plan of which 296,131 restricted stock shares and 170,595 restricted stock units have vested.

2018 Omnibus Incentive Plan

The 2018 Plan was approved by shareholders on April 24, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of common stock for issuance under the 2018 Plan in connection with the exercise of awards. As of June 30, 2020, no shares and 363,556 units have been granted under the 2018 Plan.

The expense associated with all restricted stock grants (including restricted stock shares and restricted stock units) was $2.5 million and $4.4 million for the three and six month periods ended June 30, 2020 and was $2.2 million and $3.5 million for the three and six month periods ended June 30, 2019, respectively. Unrecognized compensation expense for these awards as of June 30, 2020 was $18.2 million and will be amortized over the next 2.75 years.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	June 30, 2020	December 31, 2019
Commitments to extend credit	$3,146,782	$3,051,681
Standby letters of credit and financial guarantees	15,280	14,298
Commitments to originate loans	116,336	39,676
Risk participation agreement	40,986	41,022

Derivatives also included in Note 14:
Commitments to originate loans held for sale	195,539	66,196
Commitments to sell loans secured by one- to four-family residential properties	87,005	70,895
Commitments to sell securities related to mortgage banking activities	206,500	239,320

In addition to the commitments disclosed in the table above, the Company is committed to funding its' unfunded tax credit investments (see Note 10, Income Taxes). During 2019, the Company entered into an agreement to invest $10 million in a limited partnership. The Company had funded $569,000 of the commitment, with $9.4 million of the commitment remaining to be funded at June 30, 2020, compared to $467,000 of the commitment funded, with $9.5 million to be funded at December 31, 2019.

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. The type of collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company's allowance for credit losses - unfunded loan commitments at June 30, 2020 and December 31, 2019 was $10.6 million and $2.7 million, respectively.

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Company then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans required a lock extension. The cost of a lock extension at times was borne by the customer and at times by the Company. These lock extension costs have not had a material impact to the Company's operations. The Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during the three and six months ended June 30, 2020 or June 30, 2019. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Banks hold a security interest.  Based upon the information known to management at this time, the Company and the Banks are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at June 30, 2020.

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

As of June 30, 2020 and December 31, 2019, the notional values or contractual amounts and fair values of the Company's derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2020		December 31, 2019		June 30, 2020		December 31, 2019
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$2,155	$134	$3,567	$220	$2,155	$134	$3,567	$220

(1)	Included in Loans receivable on the consolidated statements of financial condition.

(2)	Included in Other liabilities on the consolidated statements of financial condition.

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

As of June 30, 2020 and December 31, 2019, the notional values or contractual amounts and fair values of the Company's derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2020		December 31, 2019		June 30, 2020		December 31, 2019
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$409,288	$45,458	$371,957	$14,982	$409,288	$24,555	$371,957	$10,746
Mortgage loan commitments	167,950	5,816	50,755	791	48,193	246	65,855	190
Forward sales contracts	87,005	2,190	70,895	317	206,500	1,272	239,320	484
	$664,243	$53,464	$493,607	$16,090	$663,981	$26,073	$677,132	$11,420

(1)
Included in Other assets on the consolidated statements of financial condition, with the exception of certain interest swaps and mortgage loan commitments (with a fair value of $2.1 million at June 30, 2020 and $347,000 at December 31, 2019), which are included in Loans receivable.

(2)	Included in Other liabilities on the consolidated statements of financial condition.

Gains (losses) recognized in income on derivatives not designated in hedge relationships for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Location on Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Mortgage loan commitments	Mortgage banking operations	$3,299	$1,093	$5,025	$1,100
Forward sales contracts	Mortgage banking operations	2,031	(392)	(1,037)	(242)
		$5,330	$701	$3,988	$858

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at June 30, 2020 or December 31, 2019, it could have been required to settle its obligations under the agreements at the termination value. As of June 30, 2020 and December 31, 2019, the termination value of derivatives in a net liability position related to these agreements was $45.6 million and $15.2 million, respectively. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $40.0 million and $28.1 million as of June 30, 2020 and December 31, 2019, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable. In addition, some of interest rate swap derivatives between Banner Bank and the dealer counterparties are cleared through central clearing houses. These clearing houses characterize the variation margin payments as settlements of the derivative's market exposure and not as collateral. The variation margin is treated as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative liability. As of June 30, 2020 and December 31, 2019, the variation margin adjustment was a negative adjustment of $21.0 million and $4.3 million, respectively.

The following tables present additional information related to the Company's derivative contracts, by type of financial instrument, as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$45,592	$—	$45,592	$—	$—	$45,592
	$45,592	$—	$45,592	$—	$—	$45,592

Derivative liabilities
Interest rate swaps	$45,592	$(20,903)	$24,689	$—	$(24,420)	$269
	$45,592	$(20,903)	$24,689	$—	$(24,420)	$269

	December 31, 2019
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$15,242	$(40)	$15,202	$—	$—	$15,202
	$15,242	$(40)	$15,202	$—	$—	$15,202

Derivative liabilities
Interest rate swaps	$15,242	$(4,276)	$10,966	$—	$(15,209)	$(4,243)
	$15,242	$(4,276)	$10,966	$—	$(15,209)	$(4,243)

NOTE 15: REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue:

Deposit fees and other service charges for the three and six months ended June 30, 2020 and 2019 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Deposit service charges	$3,533	$4,829	$8,365	$9,416
Debit and credit card interchange fees	4,671	9,272	9,555	17,203
Debit and credit card expense	(2,206)	(1,949)	(4,138)	(4,398)
Merchant services income	2,666	3,345	5,668	6,201
Merchant services expense	(2,103)	(2,661)	(4,539)	(4,981)
Other service charges	985	1,210	2,438	3,223
Total deposit fees and other service charges	$7,546	$14,046	$17,349	$26,664

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

Lease Position as of June 30, 2020 and December 31, 2019

The table below presents the lease right-of-use assets and lease liabilities recorded on the balance sheet at June 30, 2020 and December 31, 2019 (dollars in thousands):

	Classification on the Balance Sheet	June 30, 2020	December 31, 2019
Assets
Operating right-of-use lease assets	Other assets	$57,667	$61,766

Liabilities
Operating lease liabilities	Accrued expenses and other liabilities	$61,390	$65,818

Weighted-average remaining lease term
Operating leases	5.9 years	6.2 years

Weighted-average discount rate
Operating leases	3.6%	3.7%

Lease Costs

The table below presents certain information related to the lease costs for operating leases for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost (1)	$4,257	$3,858	$8,413	$7,832
Short-term lease cost (1)	22	99	50	222
Variable lease cost (1)	740	567	1,550	1,128
Less sublease income (1)	(228)	(231)	(481)	(468)
Total lease cost	$4,791	$4,293	$9,532	$8,714

(1)	Lease expenses and sublease income are classified within occupancy and equipment expense on the Consolidated Statements of Operations.

Supplemental Cash Flow Information

Operating cash flows paid for operating lease amounts included in the measurement of lease liabilities were $4.3 million and $8.4 million for the three and six months ended June 30, 2020 and were $3.8 million and $7.7 million for the three and six months ended June 30, 2019, respectively. The Company recorded right-of-use lease assets in exchange for operating lease liabilities of $2.0 million and $3.6 million for the three and six months ended June 30, 2020 and of $2.9 million and $64.1 million for the three and six months ended June 30, 2019, respectively.

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the next five years beginning with 2020 and the total of the remaining years to the operating lease liabilities recorded on the Consolidated Statements of Financial Position (in thousands):

Operating Leases
Remainder of 2020	$8,218
2021	15,536
2022	11,935
2023	8,912
2024	7,085
Thereafter	16,647
Total minimum lease payments	68,333
Less: amount of lease payments representing interest	(6,943)
Lease obligations	$61,390

As of June 30, 2020 and December 31, 2019, the Company had no undiscounted lease payments under an operating lease that had not yet commenced.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington which owns two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of June 30, 2020, it had 173 branch offices and 18 loan production offices located in Washington, Oregon, California, Idaho and Utah.  Islanders Bank is a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  Banner Corporation has announced plans to merge Islanders Bank into Banner Bank, subject to regulatory approval, in the first quarter of 2021. Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (the FDIC).  As of June 30, 2020, we had total consolidated assets of $14.41 billion, total loans of $10.28 billion, total deposits of $12.02 billion and total shareholders’ equity of $1.63 billion.

Banner Bank is a regional bank which offers a wide variety of commercial banking services and financial products to individuals, businesses and public sector entities in its primary market areas.  Islanders Bank is a community bank which offers similar banking services to individuals, businesses and public entities located in the San Juan Islands.  The Banks’ primary business is that of traditional banking institutions, accepting deposits and originating loans in locations surrounding their offices in Washington, Oregon, California and Idaho.  Banner Bank is also an active participant in secondary loan markets, engaging in mortgage banking operations largely through the origination and sale of one- to four-family and multifamily residential loans.  Lending activities include commercial business and commercial real estate loans, agriculture business loans, construction and land development loans, one- to four-family and multifamily residential loans and consumer loans.

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

Our financial results for the quarter ended June 30, 2020 reflect the impact of the COVID-19 pandemic which resulted in a substantial reduction in business activity or the closing of businesses in all the western states in which Banner operates. In response to COVID-19, Banner is offering payment and financial relief programs for borrowers impacted by the economic decline. These programs include initial loan payment deferrals or interest-only payments for up to 90 days, waived late fees, and, on a more limited basis, waived interest and temporarily suspended foreclosure proceedings. Deferred loans are re-evaluated at the end of the initial deferral period and will either return to the original loan terms or could be eligible for an additional deferral period for up to 90 days. As of June 30, 2020, Banner had modified 3,314 loans with a balance of $1.10 billion under these programs. Since these loans were performing loans that were current on their payments prior to COVID-19, these modifications are not considered to be troubled debt restructurings. As of June 30, 2020, the deferral period had ended for approximately 62% of these loans. In addition, the U.S. Small Business Administration (SBA) provided assistance to small businesses impacted by COVID-19 through the Paycheck Protection Program (PPP), which is designed to provide near term relief to help small businesses sustain operations.  Banner offered small businesses loans to clients in its service area through this program.  As of June 30, 2020, Banner had funded 8,655 applications totaling $1.12 billion of loans in its service area through the PPP program. The deadline for PPP loan applications to the SBA has been extended to August 8, 2020. Banner is continuing to accept new PPP applications based on this extended deadline and is assisting small businesses with other borrowing options as they become available, including the Main Street Lending Program and other government sponsored lending programs, as appropriate.

Banner has taken various steps to ensure the safety of customers and staff by limiting branch activities to appointment only and use of our drive-up facilities, and by encouraging the use of our digital and electronic banking channels, all the while adjusting for evolving State and Federal stay-at-home guidelines. In select markets on a test basis, Banner has begun taking steps to resume more normal branch activities with specific guidelines in place to provide for the safety of our clients and our personnel. To protect the well-being of staff and customers, Banner implemented measures to allow employees to work from home to the extent practicable. To facilitate this approach, Banner purchased additional computer equipment to staff and enhanced the Company's network capabilities with several upgrades. These expenses plus other expenses incurred in response to the COVID-19 pandemic resulted in $2.2 million of related costs during the quarter ended June 30, 2020.

For the quarter ended June 30, 2020, our net income was $23.5 million, or $0.67 per diluted share, compared to net income of $39.7 million, or $1.14 per diluted share, for the quarter ended June 30, 2019. The current quarter was positively impacted by growth in residential mortgage loan production as well as an increase in capitalized loan origination costs, which was offset by an increase in the provision for credit losses, a decrease in deposit fees and other service charges, as well as an increase in salary and employee benefits. Compared to the same quarter a year ago, we had a decrease in net income, due to an increase in the provision for credit losses for the current quarter primarily reflecting expected lifetime credit losses due to the COVID-19 pandemic based upon the financial conditions and economic outlook that existed as of June 30, 2020.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, FHLB advances, other borrowings and junior subordinated debentures. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets, interest-bearing liabilities and non-interest-bearing funding sources including non-interest-bearing deposits. Our net interest income increased $2.8 million, or 2%, to $119.5 million for the quarter ended June 30, 2020, compared to $116.7 million for the same quarter one year earlier. This increase in net interest income is a result of growth in total loans receivable and core deposits. The growth in total loans receivable and core deposits was largely as the result of the origination of the PPP loans during the current quarter.

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

Our total revenues (net interest income before the provision for loan losses plus total non-interest income) for the second quarter of 2020 increased $7.9 million, or 6%, to $147.3 million, compared to $139.4 million for the same period a year earlier, largely as a result of increases in both net interest income and non-interest income.  Our total non-interest income, which is a component of total revenue and includes the net gain on sale of securities and changes in the value of financial instruments carried at fair value, was $27.8 million for the quarter ended June 30, 2020, compared to $22.7 million for the quarter ended June 30, 2019.

Our non-interest expense increased in the second quarter of 2020 compared to a year earlier largely as a result of the higher salary and employee benefits due to additional staffing related to the operations acquired from the acquisition of AltaPacific on November 1, 2019 and normal salary and wage adjustments, as well as $2.2 million of expenses incurred in response to the COVID-19 pandemic in the second quarter of 2020. Non-interest expense was $89.6 million for the quarter ended June 30, 2020, compared to $86.7 million for the same quarter a year earlier.

We recorded a $29.5 million provision for credit losses - loans in the quarter ended June 30, 2020, compared to a $2.0 million provision for loan losses for the quarter ended June 30, 2019 due to the COVID-19 pandemic. The provision for the current quarter primarily reflects expected lifetime credit losses due to the COVID-19 pandemic based upon the financial conditions and economic outlook that existed as of June 30, 2020. The allowance for credit losses - loans at June 30, 2020 was $156.4 million, representing 418% of non-performing loans compared to $100.6 million, or 254% of non-performing loans at December 31, 2019. In addition to the allowance for credit losses - loans, Banner maintains an allowance for credit losses - unfunded loan commitments which was $10.6 million at June 30, 2020 compared to $2.7 million at December 31, 2019. Non-performing loans were $37.4 million at June 30, 2020, compared to $39.6 million at December 31, 2019 and $18.4 million a year earlier. (See Note 5, Loans Receivable and the Allowance for Credit Losses, as well as “Asset Quality” below in this Form 10-Q.)

On June 30, 2020, Banner issued and sold in an underwritten offering $100.0 million aggregate principal amount of 5.000% Fixed-to-Floating Rate Subordinated Notes due 2030 (Subordinated Notes) at a public offering price equal to 100% of the aggregate principal amount of the Notes, resulting in net proceeds, after underwriting discounts and offering expenses, of approximately $98.1 million.

*Non-GAAP financial measures: Net income, revenues and other earnings and expense information excluding fair value adjustments, gains or losses on the sale of securities, acquisition-related expenses, COVID-19 expenses, amortization of CDI, REO gain (loss) and state/municipal business and use taxes are non-GAAP financial measures.  Management has presented these and other non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations and in understanding our capital position.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
ADJUSTED REVENUE
Net interest income	$119,457	$116,695	$238,715	$232,799
Total non-interest income	27,843	22,676	47,008	40,801
Total GAAP revenue	147,300	139,371	285,723	273,600
Exclude net (gain) loss on sale of securities	(93)	28	(171)	27
Exclude change in valuation of financial instruments carried at fair value	(2,199)	114	2,397	103
Adjusted Revenue (non-GAAP)	$145,008	$139,513	$287,949	$273,730

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
ADJUSTED EARNINGS
Net income (GAAP)	$23,541	$39,700	$40,423	$73,046
Exclude net (gain) loss on sale of securities	(93)	28	(171)	27
Exclude change in valuation of financial instruments carried at fair value	(2,199)	114	2,397	103
Exclude acquisition-related expenses	336	301	1,478	2,449
Exclude COVID-19 expenses	2,152	—	2,391	—
Exclude related tax benefit	(47)	(106)	(1,452)	(619)
Total adjusted earnings (non-GAAP)	$23,690	$40,037	$45,066	$75,006
Diluted earnings per share (GAAP)	$0.67	$1.14	$1.14	$2.09
Diluted adjusted earnings per share (non-GAAP)	$0.67	$1.15	$1.27	$2.14

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
ADJUSTED EFFICIENCY RATIO
Non-interest expense (GAAP)	$89,637	$86,716	$184,822	$176,730
Exclude acquisition-related expenses	(336)	(301)	(1,478)	(2,449)
Exclude COVID-19 expenses	(2,152)	—	(2,391)	—
Exclude CDI amortization	(2,002)	(2,053)	(4,003)	(4,105)
Exclude state/municipal tax expense	(1,104)	(1,007)	(2,088)	(1,952)
Exclude REO loss	(4)	(260)	(104)	(137)
Adjusted non-interest expense (non-GAAP)	$84,039	$83,095	$174,758	$168,087

Net interest income (GAAP)	$119,457	$116,695	$238,715	$232,799
Non-interest income (GAAP)	27,843	22,676	47,008	40,801
Total revenue	147,300	139,371	285,723	273,600
Exclude net (gain) loss on sale of securities	(93)	28	(171)	27
Exclude net change in valuation of financial instruments carried at fair value	(2,199)	114	2,397	103
Adjusted revenue (non-GAAP)	$145,008	$139,513	$287,949	$273,730

Efficiency ratio (GAAP)	60.85%	62.22%	64.69%	64.59%
Adjusted efficiency ratio (non-GAAP)	57.95%	59.56%	60.69%	61.41%

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

TANGIBLE COMMON SHAREHOLDERS' EQUITY TO TANGIBLE ASSETS
	June 30, 2020	December 31, 2019	June 30, 2019
Shareholders’ equity (GAAP)	$1,625,103	$1,594,034	$1,521,055
Exclude goodwill and other intangible assets, net	398,276	402,279	367,749
Tangible common shareholders’ equity (non-GAAP)	$1,226,827	$1,191,755	$1,153,306
Total assets (GAAP)	$14,405,607	$12,604,031	$11,847,374
Exclude goodwill and other intangible assets, net	398,276	402,279	367,749
Total tangible assets (non-GAAP)	$14,007,331	$12,201,752	$11,479,625
Common shareholders’ equity to total assets (GAAP)	11.28%	12.65%	12.84%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	8.76%	9.77%	10.05%

TANGIBLE COMMON SHAREHOLDERS' EQUITY PER SHARE
Tangible common shareholders' equity (non-GAAP)	$1,226,827	$1,191,755	$1,153,306
Common shares outstanding at end of period	35,157,899	35,751,576	34,573,643
Common shareholders' equity (book value) per share (GAAP)	$46.22	$44.59	$43.99
Tangible common shareholders' equity (tangible book value) per share (non-GAAP)	$34.89	$33.33	$33.36

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

Loans that do not share risk characteristics with other loans in the portfolio are individually evaluated for impairment and are not included in the collective evaluation.  Factors involved in determining whether a loan should be individually evaluated include, but are not limited to, the financial condition of the borrower and the value of the underlying collateral.  Expected credit losses for loans evaluated individually are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or when the Banks determine that foreclosure is probable, the expected credit loss is measured based on the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. As a practical expedient, the Banks measure the expected credit loss for a loan using the fair value of the collateral, if repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Banks' assessment as of the reporting date.

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

Some of the Banks’ loans are reported as troubled debt restructures (TDRs).  Loans are reported as TDRs when the Banks grant a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider.  Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk.  The allowance for credit losses on a TDR is determined using the same method as all other loans held for investment, except when the value of the concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method the allowance for credit losses is determined by discounting the expected future cash flows at the original interest rate of the loan. The Coronavirus Aid, Relief, and Economic Security Act of 2020 (CARES Act) provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and regulatory guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented.

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

Goodwill: (Note 7) Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination and is not amortized but is reviewed annually, or more frequently as current circumstances and conditions warrant, for impairment. An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment involves judgment by management on determining whether there have been any triggering events that have occurred which would indicate potential impairment. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment test is used to identify the existence of impairment and the amount of impairment loss and compares the reporting unit's estimated fair values, including goodwill, to its carrying amount. If the fair value exceeds the carry amount then goodwill is not considered impaired. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill allocated to the reporting unit. The impairment loss would be recognized as a charge to earnings. The Company performed its annual goodwill impairment test during the fourth quarter of 2019 and determined based on its qualitative analysis that is was more likely than not that the fair value of the reporting unit was not less than its carrying value, such that the Company's goodwill was not considered impaired. Due to the current market conditions as a result of the COVID-19 pandemic, the Company performed a qualitative assessment of goodwill as of June 30, 2020 and determined that it was more likely than not that the fair value of the reporting unit was not less than the carrying value at June 30, 2020. Changes in the economic environment, operations of the reporting unit or other adverse events could result in future impairment charges which could have a material adverse impact on the Company’s operating results.

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

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

General:  Total assets increased $1.80 billion, to $14.41 billion at June 30, 2020, from $12.60 billion at December 31, 2019. The increase was largely the result of an increase in total loans receivable, primarily due to the origination of PPP loans during the current quarter, as well as increases in retail deposits.

Loans and lending: Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans in a range of 90% to 95% of total deposits to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. We offer a wide range of loan products to meet the demands of our customers. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Total loans receivable increased $978.6 million during the six months ended June 30, 2020, primarily reflecting increased commercial business loan balances due to PPP loan originations during the current quarter and, to a lesser extent, increased commercial real estate, multifamily real estate and construction loan balances, partially offset by decreased commercial line of credit utilization, one-to-four family construction, land and land development, agricultural, one-to-four family, and consumer loan balances due to seasonal and other market factors. At June 30, 2020, our loans receivable totaled $10.28 billion compared to $9.31 billion at December 31, 2019 and $8.75 billion at June 30, 2019. The growth over the year ago period includes the impact of the acquisition of AltaPacific during the fourth quarter of 2019 which included $332.4 million of portfolio loans.

The following table sets forth the composition of the Company's loans receivable by type of loan as of the dates indicated (dollars in thousands):

				Percentage Change
	Jun 30, 2020	Dec 31, 2019	Jun 30, 2019	Prior Year End	Prior Year
Commercial real estate:
Owner-occupied	$1,027,399	$980,021	$854,812	4.8%	20.2%
Investment properties	2,017,789	2,024,988	1,832,054	(0.4)	10.1
Small balance CRE	624,726	613,484	619,695	1.8	0.8
Multifamily real estate	437,201	388,388	316,274	12.6	38.2
Construction, land and land development:
Commercial construction	215,860	210,668	172,931	2.5	24.8
Multifamily construction	256,335	233,610	189,160	9.7	35.5
One- to four-family construction	528,966	544,308	502,897	(2.8)	5.2
Land and land development	235,602	245,530	273,546	(4.0)	(13.9)
Commercial business:
Commercial business	2,372,216	1,364,650	1,253,137	73.8	89.3
Small business scored	779,678	772,657	769,702	0.9	1.3
Agricultural business, including secured by farmland	328,077	337,271	345,817	(2.7)	(5.1)
One- to four-family residential	817,787	925,531	918,212	(11.6)	(10.9)
Consumer:
Consumer—home equity revolving lines of credit	515,603	519,336	542,968	(0.7)	(5.0)
Consumer—other	126,760	144,915	155,345	(12.5)	(18.4)
Total loans receivable	$10,283,999	$9,305,357	$8,746,550	10.5%	17.6%

Our commercial real estate loans for owner-occupied, investment properties, and small balance CRE totaled $3.67 billion, or 36% of our loan portfolio at June 30, 2020. In addition, multifamily residential real estate loans totaled $437.2 million and comprised 4% of our loan portfolio. Commercial real estate loans increased by $51.4 million during the first six months of 2020 while multifamily real estate loans increased by $48.8 million.

We also originate commercial, multifamily, and residential construction, land and land development loans, which totaled $1.24 billion, or 12% of our loan portfolio at June 30, 2020, compared to $1.23 billion at December 31, 2019 and $1.14 billion at June 30, 2019. Residential construction balances decreased $15.3 million, or 3%, to $529.0 million at June 30, 2020 compared to $544.3 million at December 31, 2019 and increased $26.1 million, or 5%, compared to $502.9 million at June 30, 2019. We also originate residential construction loans for owner occupants, although construction balances for these loans are modest as the loans convert to one- to four-family real estate loans upon completion of the homes and are often sold in the secondary market. Residential construction loans represented approximately 5% of our total loan portfolio at June 30, 2020.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  In recent years, our commercial business lending has also included participation in certain syndicated loans, including shared national credits, which totaled $173.4 million at June 30, 2020. Our commercial and agricultural business loans increased $1.01 billion to $3.48 billion at June 30, 2020, compared to $2.47 billion at December 31, 2019, and increased $1.11 billion, or 47%, compared to $2.37 billion at June 30, 2019. The increase in the current quarter primarily reflects growth in commercial business loans, primarily driven by the funding of $1.12 billion of PPP loans during the first six months of 2020, offset partially by declines in commercial line of credit utilization and seasonal decreases in agricultural loan balances. Commercial and agricultural business loans represented approximately 34% of our portfolio at June 30, 2020.

Our one- to four-family real estate loan originations have been relatively strong, as interest rates have declined during the current year. We are active originators of one- to four-family real estate loans in most communities where we have established offices in Washington, Oregon, California and Idaho. Most of the one- to four-family real estate loans that we originate are sold in secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. At June 30, 2020, our outstanding balance of one- to four-family real estate loans retained in our portfolio decreased $107.7 million, to $817.8 million, compared to $925.5 million at December 31, 2019, and decreased $100.4 million, or 11%, compared to $918.2 million at June 30, 2019. The decrease in one-to-four family real estate loans during 2020 reflects portfolio loans being refinanced and sold as held for sale loans. One- to four-family real estate loans represented 8% of our loan portfolio at June 30, 2020.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers. At June 30, 2020, consumer loans, including home equity revolving lines of credit, decreased $21.9 million to $642.4 million, compared to $664.3 million at December 31, 2019, and decreased $56.0 million compared to $698.3 million at June 30, 2019.

The following table shows loan origination (excluding loans held for sale) activity for the three and six months ended June 30, 2020 and June 30, 2019 (in thousands):

	Three Months Ended		Six months ended
	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Commercial real estate	$111,765	$64,999	$188,124	$157,182
Multifamily real estate	6,384	19,834	16,555	23,567
Construction and land	290,955	368,224	660,568	599,968
Commercial business	1,318,438	266,768	1,518,311	403,910
Agricultural business	16,293	18,194	47,554	48,677
One-to four- family residential	24,537	23,363	55,578	54,549
Consumer	126,653	117,869	194,010	180,239
Total loan originations (excluding loans held for sale)	$1,895,025	$879,251	$2,680,700	$1,468,092

The origination table above includes loan participations and loan purchases. There were $16,000 of loan purchases during the six months ended June 30, 2020 and $777,000 of loan purchases during the six months ended June 30, 2019.

Loans held for sale increased to $258.7 million at June 30, 2020, compared to $210.4 million at December 31, 2019, as the origination of held-for-sale loans exceeded sales of held-for-sale loans during the six months ended June 30, 2020. Loans held for sale were $170.7 million at June 30, 2019. Origination of loans held for sale increased to $668.3 million for the six months ended June 30, 2020 compared to $397.2 million for the same period last year, primarily due to increased refinance activity for one- to four-family residential mortgage loans. The volume of one- to four-family residential mortgage loans sold was $496.3 million during the six months ended June 30, 2020, compared to $246.2 million in the same period a year ago. During the six months ended June 30, 2020, we sold $122.8 million in multifamily loans compared to $149.9 million for the same period last year. Loans held for sale at June 30, 2020 included $134.0 million of multifamily loans and $124.7 million of one- to four-family loans compared to $108.2 million of multifamily loans and $62.5 million of one- to four-family loans at June 30, 2019.

The following table presents loans by geographic concentration at June 30, 2020, December 31, 2019 and June 30, 2019 (dollars in thousands):

	Jun 30, 2020		Dec 31, 2019	Jun 30, 2019	Percentage Change
	Amount	Percentage	Amount	Amount	Prior Year End	Prior Year Qtr
Washington	$4,787,550	46.5%	$4,364,764	$4,293,854	9.7%	11.5%
California	2,359,703	22.9	2,129,789	1,659,326	10.8	42.2
Oregon	1,899,933	18.5	1,650,704	1,628,102	15.1	16.7
Idaho	592,515	5.8	530,016	548,189	11.8	8.1
Utah	67,929	0.7	60,958	62,944	11.4	7.9
Other	576,369	5.6	569,126	554,135	1.3	4.0
Total loans receivable	$10,283,999	100.0%	$9,305,357	$8,746,550	10.5%	17.6%

Investment Securities: Our total investment in securities increased $357.8 million to $2.17 billion at June 30, 2020 from December 31, 2019. Securities purchased increased as we deployed excess balance sheet liquidity and market spreads widened in certain security types and exceeded sales, paydowns and maturities during the six-month period ended June 30, 2020. Purchases were primarily in securities issued by government-sponsored entities. The average effective duration of Banner's securities portfolio was approximately 4.0 years at June 30, 2020. Net fair value adjustments to the portfolio of securities held for trading, which were included in net income, were a decrease of $2.4 million in the six months ended June 30, 2020 primarily as the result of increased market spreads on certain types of securities. In addition, fair value adjustments for securities designated as available-for-sale reflected an increase of $50.1 million for the six months ended June 30, 2020, which was included net of the associated tax expense of $12.0 million as a component of other comprehensive income, and largely occurred as a result of decreased market interest rates. (See Note 4 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.) Equity securities, comprised of investments in a money market mutual fund, totaled $340.1 million at June 30, 2020 compared to none at December 31, 2019 and June 30, 2019.

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

The following table sets forth the Company's deposits by type of deposit account as of the dates indicated (dollars in thousands):

				Percentage Change
	Jun 30, 2020	Dec 31, 2019	Jun 30, 2019	Prior Year End	Prior Year Quarter
Non-interest-bearing	$5,281,559	$3,945,000	$3,671,995	33.9%	43.8%
Interest-bearing checking	1,399,593	1,280,003	1,187,035	9.3	17.9
Regular savings accounts	2,197,790	1,934,041	1,848,048	13.6	18.9
Money market accounts	2,095,332	1,769,194	1,511,119	18.4	38.7
Interest-bearing transaction & savings accounts	5,692,715	4,983,238	4,546,202	14.2	25.2
Total core deposits	10,974,274	8,928,238	8,218,197	22.9	33.5
Interest-bearing certificates	1,042,006	1,120,403	1,070,770	(7.0)	(2.7)
Total deposits	$12,016,280	$10,048,641	$9,288,967	19.6%	29.4%

Total deposits were $12.02 billion at June 30, 2020, compared to $10.05 billion at December 31, 2019 and $9.29 billion a year ago. The $1.97 billion increase in total deposits compared to December 31, 2019 primarily reflects a $2.05 billion increase in core deposits. The increase in total deposits from year end was due primarily to PPP loan funds deposited into customer accounts and an increase in customer deposit accounts due to changes in spending habits during the COVID-19 pandemic. The year-over-year increase in deposits included $313.4 million in deposits acquired in the AltaPacific acquisition which closed in the fourth quarter of 2019. Non-interest-bearing account balances increased 33.9% to $5.28 billion at June 30, 2020, compared to $3.95 billion at December 31, 2019, and increased 44% compared to $3.67 billion a year ago. Interest-bearing transaction and savings accounts increased 14% to $5.69 billion at June 30, 2020, compared to $4.98 billion at December 31, 2019, and increased 25% compared to $4.55 billion a year ago. Certificates of deposit decreased 7% to $1.04 billion at June 30, 2020, compared to $1.12 billion at December 31, 2019 and decreased compared to $1.07 billion a year ago. Brokered deposits totaled $119.4 million at June 30, 2020, compared to $202.9 million at December 31, 2019 and $138.4 million a year ago. Core deposits represented 91% of total deposits at June 30, 2020 and 89% of total deposits at December 31, 2019.

The following table presents deposits by geographic concentration at June 30, 2020, December 31, 2019 and June 30, 2019 (dollars in thousands):

	Jun 30, 2020		Dec 31, 2019	Jun 30, 2019	Percentage Change
	Amount	Percentage	Amount	Amount	Prior Year End	Prior Year Quarter
Washington(1)	$6,765,186	56.3%	$5,861,809	$5,503,280	15.4%	22.9%
Oregon	2,440,617	20.3	2,006,163	1,919,051	21.7	27.2
California	2,224,477	18.5	1,698,289	1,399,137	31.0	59.0
Idaho	586,000	4.9	482,380	467,499	21.5	25.3
Total deposits	$12,016,280	100.0%	$10,048,641	$9,288,967	19.6%	29.4%

(1)	Includes brokered deposits.

Borrowings: FHLB advances decreased to $150.0 million at June 30, 2020 from $450.0 million at December 31, 2019 as core deposits were used to fund growth in loans and the securities portfolios. Other borrowings, consisting of retail repurchase agreements primarily related to customer cash management accounts, increased $47.6 million, or 40%, to $166.1 million at June 30, 2020, compared to $118.5 million at December 31, 2019. On June 30, 2020, Banner issued and sold in an underwritten offer of the Subordinated Notes, resulting in net proceeds, after underwriting discounts and offering expenses, of approximately $98.1 million. No additional junior subordinated debentures were issued or matured during the six months ended June 30, 2020; however, the estimated fair value of these instruments decreased by $9.7 million, reflecting wider market spreads. Junior subordinated debentures totaled $109.6 million at June 30, 2020 compared to $119.3 million at December 31, 2019.

Shareholders' Equity: Total shareholders' equity increased $31.1 million to $1.63 billion at June 30, 2020 compared to $1.59 billion at December 31, 2019. The increase in shareholders' equity primarily reflects $40.4 million of year-to-date net income and a $45.3 million increase in accumulated other comprehensive income primarily representing the decrease in the fair value of junior subordinated debentures and the increase in unrealized gains on securities available-for-sale, net of tax. These increases were partially offset by the accrual of $14.6 million of cash dividends to common shareholders and the repurchase of 624,780 shares of common stock at a total cost of $31.8 million. The share repurchases during the six months ended June 30, 2020 were completed prior to the COVID-19 pandemic outbreak. To preserve capital, Banner has discontinued any additional repurchase of shares until further notice and will closely monitor capital levels going forward. In addition, the adoption of CECL on January 1, 2020, resulted in a $7.8 million increase to our allowance for credit losses - loans and a $7.0 million increase to our allowance for credit losses - unfunded loan commitments. The combined increases were recorded net of tax as an $11.2 million reduction to shareholders' equity as of the adoption date. During the six months ended June 30, 2020, 20,388 shares of restricted stock were forfeited and 40,850 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants. (See Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" in this Form 10-Q.) Tangible common shareholders' equity, which excludes goodwill and other intangible assets, increased $35.1 million to $1.23 billion, or 8.76% of tangible assets at June 30, 2020, compared to $1.19 billion, or 9.77% of tangible assets at December 31, 2019. The decrease in tangible common shareholders’ equity as a percentage of tangible assets was primarily due to the increase in tangible assets.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019

For the quarter ended June 30, 2020, our net income was $23.5 million, or $0.67 per diluted share, compared to $39.7 million, or $1.14 per diluted share, for the quarter ended June 30, 2019. For the six months ended June 30, 2020 our net income was $40.4 million, or $1.14 per diluted share, compared to net income of $73.0 million, or $2.09 per diluted share for the same period a year earlier. Our net income for the quarter ended June 30, 2020 included a provision for credit losses of $29.5 million, partially offset by increased non-interest income, including $14.1 million of mortgage banking income. Our net income for the six months ended June 30, 2020 included a provision for credit losses of $51.3 million, increased non-interest expense, including $2.4 million of COVID-19 related expenses and $1.5 million of acquisition-related expenses, partially offset by increased non-interest income, including $24.3 million of mortgage banking income. The results for the quarter and six months ended June 30, 2020 included the operations acquired in the AltaPacific acquisition which closed in the fourth quarter of 2019 and reflect the impact of the COVID-19 pandemic resulting in a substantial reduction in business activity or the closing of businesses in all the western states Banner operates.

Our net income for the quarter and six months ended June 30, 2020 was positively impacted by growth in interest-earning assets, due to the acquisition of AltaPacific as well as organic growth, including the origination of PPP loans during the current quarter, and by decreased funding costs which produced increased net interest income. This increase combined with increased mortgage banking income resulted in revenues increasing for the quarter and six months ended June 30, 2020 compared to the same periods a year earlier. Banner recorded a $29.5 million provision for credit losses for the quarter ended June 30, 2020, compared to $2.0 million in the same quarter a year ago, primarily reflecting expected lifetime credit losses due to the COVID-19 pandemic based upon the financial conditions and economic outlook that existed as of June 30, 2020. Non-interest expenses increased in the quarter and six months ended June 30, 2020 compared to the same period a year ago, reflecting COVID-19 expenses as well as additional expenses associated with the ongoing operations acquired in the AltaPacific acquisition.

Our adjusted earnings, which excludes net gains or losses on sales of securities, changes in the valuation of financial instruments carried at fair value, acquisition-related expenses, COVID-19 expenses and related tax expenses or benefits, were $23.7 million, or $0.67 per diluted share, for the quarter ended June 30, 2020, compared to $40.0 million, or $1.15 per diluted share, for the quarter ended June 30, 2019. For the six months ended June 30, 2020, our adjusted earnings were $45.1 million, or $1.27 per diluted share, compared with $75.0 million, or $2.14 per diluted share, for the same period a year earlier.

Net Interest Income. Net interest income increased by $2.8 million, or 2%, to $119.5 million for the quarter ended June 30, 2020, compared to $116.7 million for the same quarter one year earlier, as an increase of $1.84 billion in the average balance of interest-earning assets produced growth for this key source of revenue. The growth in the average balance of interest-earning assets reflects the origination of loans through the PPP lending program during the current quarter and organic growth, as well as the AltaPacific acquisition. Net interest margin was enhanced by the amortization of acquisition accounting discounts on purchased loans which is accreted into loan interest income. The net interest margin on a tax equivalent basis of 3.90% for the quarter ended June 30, 2020 was enhanced by seven basis points as a result of acquisition accounting adjustments. This compares to a net interest margin on a tax equivalent basis of 4.44% for the quarter ended June 30, 2019, which included seven basis points from acquisition accounting adjustments. The decrease in net interest margin compared to a year earlier primarily reflects lower yields on average interest-earning assets, partially offset by decreases in the cost of funding liabilities. The lower yields on average interest-earning assets compared to a year earlier was largely due to the impact of decreases to the targeted Fed Funds Rate on floating rate loan yields indexed to prime and LIBOR rates as well as the impact of the low loan yields of the PPP loan portfolio. The Federal Reserve reduced the targeted Fed Funds Rate by 75 basis points during the second half of 2019 and an additional 150 basis points during first quarter of 2020 to a range of 0.00% to 0.25% at June 30, 2020. The decreases in the costs of funding liabilities compared to a year earlier was also largely due to the impact of decreases to the targeted Fed Funds Rate, however, the effect of recent changes in the targeted Fed Funds rate on the cost of funding liabilities typically lags the effect on the yield earned on interest-earning assets because offer rates on interest bearing deposit accounts reprice more slowly than loans for a given change in market rates.

Net interest income before provision for loan losses for the six months ended June 30, 2020 increased by $5.9 million, or 3%, to $238.7 million compared to $232.8 million for the same period one year earlier, as a result of a $1.25 billion increase in average interest-earning assets and the decreases in the cost of funding liabilities. The net interest margin on a tax equivalent basis decreased to 4.07% for the six months ended June 30, 2019 compared to 4.43% for the same period in the prior year. The net interest margin included nine basis points of accretion acquisition accounting adjustments for both the six months ended June 30, 2020 and June 30, 2019.

Interest Income. Interest income for the quarter ended June 30, 2020 was $128.6 million, compared to $130.8 million for the same quarter in the prior year, a decrease of $2.2 million, or 2%.  The decrease in interest income occurred as a result of the decrease in the yield on interest-earning assets, partially offset by increases in the average balance of loans as well as a slight increase in the average balance of investment securities. The average balance of interest-earning assets was $12.52 billion for the quarter ended June 30, 2020, compared to $10.69 billion for the same period a year earlier. The average yield on interest-earning assets was 4.19% for quarter ended June 30, 2020, compared to 4.97% for the same quarter one year earlier. The decrease in yield between periods reflects an 82 basis point decrease in the average yield on loans and a 49 basis point decrease in the average yield on investment securities. Average loans receivable for the quarter ended June 30, 2020 increased $1.42 billion, or 16%, to $10.22 billion, compared to $8.80 billion for the same quarter in the prior year. Interest income on loans decreased by $1.8 million, or 2%, to $115.2 million for the current quarter from $117.0 million for the quarter ended June 30, 2019, reflecting the impact of the previously mentioned decrease in loan yields.  The decrease in average loan yields reflects the impact of lower interest rates over the last year as well as the impact of the low loan yields for the PPP loan portfolio. The acquisition accounting loan discount accretion and the related balance sheet impact added eight basis points to the current quarter loan yield, compared to nine basis points for the same quarter one year earlier.

The combined average balance of mortgage-backed securities, other investment securities, daily interest-bearing deposits and FHLB stock (total investment securities or combined portfolio) increased to $2.30 billion for the quarter ended June 30, 2020 (excluding the effect of fair value adjustments), compared to $1.89 billion for the quarter ended June 30, 2019; and the interest and dividend income from those investments decreased by $380,000 compared to the same quarter in the prior year. The average yield on the combined portfolio decreased to 2.52% for the quarter ended June 30, 2020, from 3.01% for the same quarter one year earlier.

Interest income for the six months ended June 30, 2020 was $260.3 million, compared to $260.8 million for the same period in the prior year, a decrease of $545,000. The six month results reflect increases in the average balances of loans and investment securities, partially offset by the decrease in the yield on interest-earning assets.

Interest Expense. Interest expense for the quarter ended June 30, 2020 was $9.2 million, compared to $14.1 million for the same quarter in the prior year. The interest expense decrease between periods reflects a 25 basis point decrease in the average cost of all funding liabilities, partially offset by a $2.01 billion, or 20%, increase in the average balance of funding liabilities.

Interest expense for the six months ended June 30, 2020 was $21.6 million, compared to $28.0 million for the same period in the prior year. As with the quarterly results, the six month results reflect an 18 basis point decrease in the average cost of all funding liabilities, partially offset by a $1.34 billion or 13%, increase in the average balance of funding liabilities.

Deposit interest expense decreased $2.3 million, or 26%, to $6.7 million for the quarter ended June 30, 2020, compared to $9.0 million for the same quarter in the prior year, primarily as a result of a decrease in the cost of deposits, partially offset by an increase in the average balances. The average rate paid on total deposits decreased to 0.23% in the second quarter of 2020 from 0.39% for the quarter ended June 30, 2019, primarily reflecting decreases in the costs of interest-bearing checking, money market and savings accounts, as well as an increase in the percentage of core deposits, partially offset by a slight increase in the cost of certificates of deposits. The cost of interest-bearing deposits decreased by 23 basis points to 0.41% for the quarter ended June 30, 2020 compared to 0.64% in the same quarter a year earlier. Average deposit balances increased to $11.49 billion for the quarter ended June 30, 2020, from $9.29 billion for the quarter ended June 30, 2019.

Deposit interest expense decreased $2.2 million or 13%, to $15.4 million for the six months ended June 30, 2020, compared to $17.7 million for the same period in the prior year. Average deposit balances increased to $10.81 billion for the six months ended June 30, 2020, from $9.32 billion for the same period a year earlier, while the average rate paid on deposits decreased to 0.29% in the six months ended June 30, 2020 from 0.38% in the six months ended June 30, 2019. The cost of interest-bearing deposits decreased by 14 basis points to 0.49% for the six months ended June 30, 2020 compared to 0.63% in the same period a year earlier.

The decrease in the cost of interest-bearing deposits between the periods was driven by market and competitive factors as a result of decreases in the target Fed Funds Rate over the last year.

Average total borrowings were $591.2 million for the quarter ended June 30, 2020, compared to $777.4 million for the same quarter one year earlier and the average rate paid on total borrowings for the quarter ended June 30, 2020 decreased to 1.68% from 2.64% for the same quarter one year earlier. The decrease in the average total borrowings balance for the quarter ended June 30, 2020 from the same period a year earlier was primarily due to a $358.3 million decrease in average FHLB advances, coupled with a 10 basis point decrease in the cost of FHLB advances. The increase in the average other borrowings during the quarter end June 30, 2020 from the same period a year earlier was primarily due to advances made through the Paycheck Protection Program Liquidity Facility (PPPLF), these advances were repaid prior to June 30, 2020. Interest expense on total borrowings decreased to $2.5 million for the quarter ended June 30, 2020 from $5.1 million for the quarter ended June 30, 2019.

Interest expense on total borrowings decreased to $6.1 million for the six months ended June 30, 2020 from $10.4 million for the six months ended June 30, 2019. Average borrowings were $634.6 million for the six months ended June 30, 2020, compared to $784.9 million for the same period a year earlier and the average rate paid on borrowings for the six months ended June 30, 2020 decreased to 1.94% from 2.66% for the same period a year earlier. The decrease was primarily due to a $243.5 million decrease in average FHLB advances, coupled with a 45 basis point decrease in the cost of FHLB advances.

Analysis of Net Interest Spread. The following tables present for the periods indicated our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities with additional comparative data on our operating performance (dollars in thousands):

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Held for sale loans	$152,636	$1,451	3.82%	$47,663	$567	4.77%
Mortgage loans	7,314,125	87,172	4.79	6,800,802	90,258	5.32
Commercial/agricultural loans	2,599,878	25,200	3.90	1,769,603	24,466	5.55
Consumer and other loans	152,438	2,361	6.23	179,693	2,834	6.33
Total loans(1)(3)	10,219,077	116,184	4.57	8,797,761	118,125	5.39
Mortgage-backed securities	1,286,223	8,083	2.53	1,354,048	9,794	2.90
Other securities	787,957	5,859	2.99	448,721	3,663	3.27
Interest-bearing deposits with banks	212,502	172	0.33	53,955	340	2.53
FHLB stock	16,620	300	7.26	30,902	387	5.02
Total investment securities (3)	2,303,302	14,414	2.52	1,887,626	14,184	3.01
Total interest-earning assets	12,522,379	130,598	4.19	10,685,387	132,309	4.97
Non-interest-earning assets	1,359,975			1,048,811
Total assets	$13,882,354			$11,734,198
Deposits:
Interest-bearing checking accounts	$1,376,710	374	0.11	$1,177,534	564	0.19
Savings accounts	2,108,896	998	0.19	1,851,913	2,119	0.46
Money market accounts	1,979,419	1,565	0.32	1,497,717	2,656	0.71
Certificates of deposit	1,117,547	3,757	1.35	1,105,844	3,684	1.34
Total interest-bearing deposits	6,582,572	6,694	0.41	5,633,008	9,023	0.64
Non-interest-bearing deposits	4,902,992	—	—	3,652,096	—	—
Total deposits	11,485,564	6,694	0.23	9,285,104	9,023	0.39
Other interest-bearing liabilities:
FHLB advances	156,374	984	2.53	514,703	3,370	2.63
Other borrowings	285,735	238	0.34	122,455	67	0.22
Junior subordinated debentures and subordinated notes	149,043	1,251	3.38	140,212	1,683	4.81
Total borrowings	591,152	2,473	1.68	777,370	5,120	2.64
Total funding liabilities	12,076,716	9,167	0.31	10,062,474	14,143	0.56
Other non-interest-bearing liabilities (2)	188,369			151,436
Total liabilities	12,265,085			10,213,910
Shareholders’ equity	1,617,269			1,520,288
Total liabilities and shareholders’ equity	$13,882,354			$11,734,198
Net interest income/rate spread (tax equivalent)		$121,431	3.88%		$118,166	4.41%
Net interest margin (tax equivalent)			3.90%			4.44%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(1,974)			(1,471)
Net interest income and margin, as reported		$119,457	3.84%		$116,695	4.38%
Additional Key Financial Ratios:
Return on average assets			0.68%			1.36%
Return on average equity			5.85			10.47
Average equity / average assets			11.65			12.96
Average interest-earning assets / average interest-bearing liabilities			174.56			166.69
Average interest-earning assets / average funding liabilities			103.69			106.19
Non-interest income / average assets			0.81			0.78
Non-interest expense / average assets			2.60			2.96
Efficiency ratio (4)			60.85			62.22
Adjusted efficiency ratio (5)			57.95			59.56

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.

(3)
Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $1.0 million and $1.1 million for the three months ended June 30, 2020 and June 30, 2019, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $963,000 and $353,000 for the three months ended June 30, 2020 and June 30, 2019, respectively.

(4)	Non-interest expense divided by the total of net interest income (before provision for loan losses) and non-interest income.

(5)
Adjusted non-interest expense divided by adjusted revenue. These represent non-GAAP financial measures. See the non-GAAP reconciliation tables above under "Executive Overview—Non-GAAP Financial Measures."

	Six months ended June 30, 2020			Six months ended June 30, 2019
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Held for sale loans	$152,631	$2,971	3.91%	$72,694	$1,688	4.68%
Mortgage loans	7,312,120	180,233	4.96	6,817,276	179,320	5.30
Commercial/agricultural loans	2,241,942	48,159	4.32	1,736,735	47,767	5.55
Consumer and other loans	157,768	4,956	6.32	181,562	5,754	6.39
Total loans(1)(3)	9,864,461	236,319	4.82	8,808,267	234,529	5.37
Mortgage-backed securities	1,320,404	17,319	2.64	1,372,978	20,301	2.98
Other securities	623,036	9,169	2.96	466,330	7,516	3.25
Interest-bearing deposits with banks	152,581	565	0.74	49,382	629	2.57
FHLB stock	21,571	622	5.80	31,329	653	4.20
Total investment securities (3)	2,117,592	27,675	2.63	1,920,019	29,099	3.06
Total interest-earning assets	11,982,053	263,994	4.43	10,728,286	263,628	4.96
Non-interest-earning assets	1,276,615			1,040,248
Total assets	$13,258,668			$11,768,534
Deposits:
Interest-bearing checking accounts	$1,321,679	843	0.13	$1,165,807	1,039	0.18
Savings accounts	2,074,377	2,753	0.27	1,853,012	4,039	0.44
Money market accounts	1,861,268	4,004	0.43	1,494,042	4,907	0.66
Certificates of deposit	1,121,270	7,844	1.41	1,179,320	7,681	1.31
Total interest-bearing deposits	6,378,594	15,444	0.49	5,692,181	17,666	0.63
Non-interest-bearing deposits	4,434,186	—	—	3,629,136	—	—
Total deposits	10,812,780	15,444	0.29	9,321,317	17,666	0.38
Other interest-bearing liabilities:
FHLB advances	280,901	3,048	2.18	524,417	6,846	2.63
Other borrowings	205,253	354	0.35	120,243	127	0.21
Junior subordinated debentures and subordinated notes	148,494	2,728	3.69	140,212	3,396	4.88
Total borrowings	634,648	6,130	1.94	784,872	10,369	2.66
Total funding liabilities	11,447,428	21,574	0.38	10,106,189	28,035	0.56
Other non-interest-bearing liabilities (2)	200,265			151,685
Total liabilities	11,647,693			10,257,874
Shareholders’ equity	1,610,975			1,510,660
Total liabilities and shareholders’ equity	$13,258,668			$11,768,534
Net interest income/rate spread (tax equivalent)		$242,420	4.05%		$235,593	4.40%
Net interest margin (tax equivalent)			4.07%			4.43%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(3,705)			(2,794)
Net interest income and margin, as reported		$238,715	4.01%		$232,799	4.38%
Additional Key Financial Ratios:
Return on average assets			0.61%			1.25%
Return on average equity			5.05			9.75
Average equity / average assets			12.15			12.84
Average interest-earning assets / average interest-bearing liabilities			170.85			165.64
Average interest-earning assets / average funding liabilities			104.67			106.16
Non-interest income / average assets			0.71			0.70
Non-interest expense / average assets			2.80			3.03
Efficiency ratio (4)			64.69			64.59
Adjusted efficiency ratio (5)			60.69			61.41

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

ADDITIONAL FINANCIAL INFORMATION
(dollars in thousands)
	Quarters Ended
CHANGE IN THE	Jun 30, 2020	Mar 31, 2020	Jun 30, 2019
ALLOWANCE FOR CREDIT LOSSES - LOANS
Balance, beginning of period	$130,488	$100,559	$97,308
Beginning balance adjustment for adoption of Topic 326	—	7,812	—
Provision for credit losses - loans	29,524	21,713	2,000
Recoveries of loans previously charged off:
Commercial real estate	54	167	149
Construction and land	105	—	30
One- to four-family real estate	31	148	230
Commercial business	370	205	215
Agricultural business, including secured by farmland	22	1,750	35
Consumer	60	96	223
	642	2,366	882
Loans charged off:
Commercial real estate	—	(100)	(393)
Multifamily real estate	—	(66)	—
Construction and land	(100)	—	—
One- to four-family real estate	—	(64)	—
Commercial business	(3,553)	(1,384)	(802)
Agricultural business, including secured by farmland	(62)	—	(162)
Consumer	(587)	(348)	(579)
	(4,302)	(1,962)	(1,936)
Net (charge-offs)/recoveries	(3,660)	404	(1,054)
Balance, end of period	$156,352	$130,488	$98,254
Net charge-offs / Average loans receivable	(0.036)%	0.004%	(0.012)%

The provision for credit losses - loans reflects the amount required to maintain the allowance for credit losses - loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. During the three months ended June 30, 2020, we recorded a provision for credit losses of $29.5 million, compared to provision for credit losses of $21.7 million during the prior quarter and $2.0 million during the quarter a year ago. The increased provisions for loan credit losses for the current and preceding quarters primarily reflect expected lifetime credit losses based upon current economic conditions and the potential effects from higher forecasted unemployment rates and lower gross domestic product, as well as the impact on other economic metrics from COVID-19 included in our reasonable and supportable forecast as of June 30, 2020 and March 31, 2020, respectively. In addition, the current quarter provision for credit losses also reflects risk rating downgrades on loans that are considered at risk due to the COVID-19 pandemic. Future assessments of the expected credit losses will not only be impacted by changes to the reasonable and supportable forecast, but will also include an updated assessment of qualitative factors, as well as consideration of any required changes in the reasonable and supportable forecast reversion period. No allowance for credit losses-loans was recorded on the $1.12 billion balance of PPP loans at June 30, 2020 as these loans are fully guaranteed by the SBA.

Net loan charge-offs were $3.7 million for the quarter ended June 30, 2020 compared to net loan charge-offs of $1.1 million for the same quarter in the prior year. For the six months ended June 30, 2020, we recorded net charge-offs of $3.3 million compared to charge-offs of $2.2 million for the same period a year earlier. The allowance for credit losses - loans was $156.4 million at June 30, 2020 compared to $130.5 million at March 31, 2020 and $98.3 million at June 30, 2019. The allowance for credit losses - loans as a percentage of total loans (loans receivable excluding allowance for loan losses) was 1.52% at June 30, 2020 as compared to 1.41% at March 31, 2020 and 1.12% at June 30, 2019. The increase in the allowance for credit losses - loans as a percentage of loans reflects the adoption of Financial Instruments - Credit Losses (Topic 326) as well as the increased provision for credit losses - loans recorded during the current and prior quarters, primarily as the result of forecasted credit deterioration due to the COVID-19 pandemic.

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

	Quarters Ended		Six Months Ended
CHANGE IN THE	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
ALLOWANCE FOR CREDIT LOSSES - UNFUNDED LOAN COMMITMENTS
Balance, beginning of period	$11,460	$2,599	$2,716	$2,599
Beginning balance adjustment for adoption of Topic 326	—	—	7,022	—
Provision for credit losses - unfunded loan commitments	(905)	—	817	—
Balance, end of period	$10,555	$2,599	$10,555	$2,599

The allowance for credit losses - unfunded loan commitments was $10.6 million at June 30, 2020 compared to $2.6 million at June 30, 2019. The increase in the allowance for credit losses - unfunded loan commitments reflects the adoption of Financial Instruments - Credit Losses (Topic 326) as well as the increased provision for credit losses - unfunded loan commitments recorded during the quarter and six months ended June 30, 2020. During the three months ended June 30, 2020, we recorded a recapture of provision for credit losses - unfunded loan commitments of $905,000, compared to none during the quarter a year ago. During the six months ended June 30, 2020, we recorded a provision for credit losses - unfunded loan commitments of $817,000, compared to a provision for loan losses of none during the same period a year earlier. The recapture of provision for credit losses - unfunded loan commitments for the current quarter was primarily due to decreases in unfunded construction, acquisition and development and land loan commitments and the provision for loan credit losses - unfunded loan commitments for the six months ended June 30, 2020 was primarily due to higher forecasted unemployment rates, as well as other economic metrics due to the impacts of COVID-19 in our reasonable and supportable forecast.

Non-interest Income. The following table presents the key components of non-interest income for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2020	2019	Change Amount	Change Percent	2020	2019	Change Amount	Change Percent
Deposit fees and other service charges	$7,546	$14,046	$(6,500)	(46.3)%	$17,349	$26,664	$(9,315)	(34.9)%
Mortgage banking operations	14,138	5,936	8,202	138.2	24,329	9,351	14,978	160.2
Bank owned life insurance	2,317	1,123	1,194	106.3	3,367	2,399	968	40.4
Miscellaneous	1,550	1,713	(163)	(9.5)	4,189	2,517	1,672	66.4
	25,551	22,818	2,733	12.0	49,234	40,931	8,303	20.3
Net gain on sale of securities	93	(28)	121	(432.1)	171	(27)	198	(733.3)
Net change in valuation of financial instruments carried at fair value	2,199	(114)	2,313	nm	(2,397)	(103)	(2,294)	nm
Total non-interest income	$27,843	$22,676	$5,167	22.8	$47,008	$40,801	$6,207	15.2

Non-interest income was $27.8 million for the quarter ended June 30, 2020, compared to $22.7 million for the same quarter in the prior year, and $47.0 million for the six months ended June 30, 2020, compared to $40.8 million for the same period in the prior year. Our non-interest income for the quarter ended June 30, 2020 included a $2.2 million net gain for fair value adjustments and a net gain of $93,000 on sales of securities. For the quarter ended June 30, 2019, fair value adjustments resulted in a net loss of $114,000 and we had a net loss of $28,000 on sale of securities. The net gain for fair value adjustments recognized for the quarter ended June 30, 2020 was due to an increase in the value of certain securities in our held-for-trading portfolio as market spreads tightened on certain types of securities. Our non-interest income for the six months ended June 30, 2020 included a $2.4 million net loss for fair value adjustments and a $171,000 net gain on sale of securities. During the six months ended June 30, 2019, fair value adjustments resulted in a net loss of $103,000 and we had a $27,000 net loss on sale of securities. For a more detailed discussion of our fair value adjustments, please refer to Note 9 in the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.

Deposit fees and other service charges decreased by $6.5 million, or 46%, for the quarter ended June 30, 2020, and $9.3 million, or 35%, for the six months ended June 30, 2020, compared to the same periods a year ago the, reflecting the impact of Banner becoming subject to the Durbin Amendment on July 1, 2019, as well as pandemic related fee waivers and reduced transaction deposit account activity since the start of the COVID-19 pandemic. Mortgage banking revenues, including gains on one- to four-family and multifamily loan sales and loan servicing fees, increased $8.2 million for the quarter ended June 30, 2020 and $15.0 million for the six months ended June 30, 2020, compared to the same periods a year ago. Gains on multifamily loans in the current quarter resulted in income of $87,000 for the quarter ended June 30, 2020, compared to $744,000 for the same period a year ago and, $276,000 for the six months ended June 30, 2020, compared to $535,000 for the same period a year ago. Gains on one- to four-family loans in the current quarter resulted in income of $14.3 million for the quarter ended June 30, 2020, compared to $4.6 million in the same period a year ago, and $23.9 million for the six months ended June 30, 2020, compared to $7.6 million for the same period a year ago. The higher mortgage banking revenue reflected an increase in residential mortgage held-for-sale loan production due to increased refinance activity reflecting lower market interest rates as well as an increase in the gain on sale spread on one- to four-family held for sale loans during the quarter compared to the same periods a year ago. Home purchase activity accounted for 42% of one- to four-family mortgage banking loan originations during the quarter ended June 30, 2020 compared to 77% during the quarter ended June 30, 2019. The decrease in the percentage of home purchase activity during the current quarter reflects an increase in home refinance activity as market interest rates decreased. The increase in bank owned life insurance income for the quarter and six months ended June 30, 2020 compared to the same periods a year ago was due to a death benefit gain. The increase in miscellaneous income for the six months ended June 30, 2020 compared to the same periods a year ago was a result of higher gains on the sales of SBA loans, increases in interest rate swap fee income and retail investment fee income as well as a decline in losses related to the disposition of assets.

Non-interest Expense.  The following table represents key elements of non-interest expense for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2020	2019	Change Amount	Change Percent	2020	2019	Change Amount	Change Percent
Salaries and employee benefits	$63,415	$55,629	$7,786	14.0%	$123,323	$110,269	$13,054	11.8%
Less capitalized loan origination costs	(11,110)	(7,399)	(3,711)	50.2	(16,916)	(12,248)	(4,668)	38.1
Occupancy and equipment	12,985	12,681	304	2.4	26,092	26,447	(355)	(1.3)
Information/computer data services	6,084	5,273	811	15.4	11,894	10,599	1,295	12.2
Payment and card processing expenses	3,851	4,041	(190)	(4.7)	8,091	8,025	66	0.8
Professional and legal expenses	2,163	2,336	(173)	(7.4)	4,082	4,770	(688)	(14.4)
Advertising and marketing	652	2,065	(1,413)	(68.4)	2,479	3,594	(1,115)	(31.0)
Deposit insurance expense	1,705	1,418	287	20.2	3,340	2,836	504	17.8
State/municipal business and use taxes	1,104	1,007	97	9.6	2,088	1,952	136	7.0
REO operations	4	260	(256)	(98.5)	104	137	(33)	(24.1)
Amortization of core deposit intangibles	2,002	2,053	(51)	(2.5)	4,003	4,105	(102)	(2.5)
Provision for credit losses - unfunded loan commitments	(905)	—	(905)	nm	817	—	817	nm
Miscellaneous	5,199	7,051	(1,852)	(26.3)	11,556	13,795	(2,239)	(16.2)
	87,149	86,415	734	0.8	180,953	174,281	6,672	3.8
COVID-19 expenses	2,152	—	2,152	nm	2,391	—	2,391	nm
Acquisition-related expenses	336	301	35	11.6	1,478	2,449	(971)	(39.6)
Total non-interest expense	$89,637	$86,716	$2,921	3.4%	$184,822	$176,730	$8,092	4.6%

Non-interest expenses increased by $2.9 million, to $89.6 million for the quarter ended June 30, 2020, compared to $86.7 million for the quarter ended June 30, 2019. For the six months ended June 30, 2020, non-interest expense increased by $8.1 million, to $184.8 million compared to $176.7 million for the same period last year. The increases in both periods were primarily due to increases in salaries and employee benefits and expenses related to the operations acquired in the AltaPacific acquisition and normal salary and wage adjustments, partially offset by increases in capitalized loan origination costs. In addition, the quarter and six months ended June 30, 2020 included $2.2 million and $2.4 million of COVID-19 expenses, respectively. We expect to see an increase in these COVID-19 expenses in the following quarters depending on the duration of the current pandemic.

Salary and employee benefits expenses increased $7.8 million to $63.4 million for the quarter ended June 30, 2020, compared to $55.6 million for the quarter ended June 30, 2019, primarily reflecting additional staffing related to the operations acquired from the acquisition of AltaPacific on November 1, 2019 as well as normal salary and wage adjustments and lower vacant positions. For similar reasons salary and employee benefits expenses increased to $123.3 million for the six months ended June 30, 2020, compared to $110.3 million for the six months ended June 30, 2019. Capitalized loan origination costs increased $3.7 million for the quarter ended June 30, 2020, and $4.7 million for the six months ended June 30, 2020, compared to the same periods in the prior year, reflecting the increase in loan originations, including the PPP loans.

Occupancy and equipment expense increased $304,000, to $13.0 million for the quarter ended June 30, 2020, reflecting increases in equipment depreciation, and decreased $355,000, to $26.1 million for the six months ended June 30, 2020, reflecting decreases in occupancy expenses partially offset by an increase in equipment depreciation, as compared to the same respective periods in the prior year. Information data services expenses increased $811,000 for the quarter ended June 30, 2020 and $1.3 million for the six months ended June 30, 2020, compared to the same periods in the prior year, reflecting incremental costs as the Company continued to grow. Professional and legal expenses decreased $173,000 for the quarter ended June 30, 2020, and $688,000 for the six months ended June 30, 2020, compared to the same periods in the prior year, reflecting a reduction in audit expenses due to the timing of accounting and audit work as well as decreased legal matters. Advertising and marketing expenses decreased $1.4 million for the quarter ended June 30, 2020, and $1.1 million for the six months ended June 30, 2020, compared to the same periods in the prior year, reflecting a curtailment of direct mail and marketing campaigns in response to the COVID-19 pandemic. Miscellaneous expenses decreased $1.9 million for the quarter ended June 30, 2020, and $2.2 million for the six months ended June 30, 2020, compared to the same periods in the prior year, reflecting a reduction in employee travel, conferences and training expenses.

Income Taxes. For the quarter ended June 30, 2020, we recognized $4.6 million in income tax expense for an effective tax rate of 16.3%, which reflects our normal statutory tax rate reduced by the effect of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting. Our statutory income tax rate is 23.5%, representing a blend of the statutory federal income tax rate of 21.0% and apportioned effects of the state income tax rates. For the quarter ended June 30, 2019, we recognized $11.0 million in income tax expense for an effective tax rate of 21.6%. For the six months ended June 30, 2020, we recognized $9.2 million in tax expense for an effective rate of 18.5%, compared to $19.8 million in income tax expense for an effective rate of 21.3% for the six months ended June 30, 2019. For more discussion on our income taxes, please refer to Note 10 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

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

Non-Performing Assets:  Non-performing assets decreased to $39.9 million, or 0.28% of total assets, at June 30, 2020, from $40.5 million, or 0.32% of total assets, at December 31, 2019, and increased compared to $21.0 million, or 0.18% of total assets, at June 30, 2019. The increase in non-performing loans year-over-year was largely due to one commercial banking relationship totaling $10.8 million moving to nonaccrual status. Our allowance for credit losses - loans was $156.4 million, or 418% of non-performing loans at June 30, 2020 and our allowance for loan losses was $100.6 million, or 254% of non-performing loans at December 31, 2019 and $98.3 million, or 534% of non-performing loans at June 30, 2019.  In addition to the allowance for credit losses - loans, the Company maintains an allowance for credit losses - unfunded loan commitments which was $10.6 million at June 30, 2020 compared to $2.7 million at December 31, 2019 and $2.6 million at June 30, 2019. We believe our level of non-performing loans and assets continues to be manageable at June 30, 2020. The primary components of the $39.9 million in non-performing assets were $35.9 million in nonaccrual loans, $1.6 million in loans more than 90 days delinquent and still accruing interest, and $2.4 million in REO and other repossessed assets.

Loans are reported as TDRs when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  If any restructured loan becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the restructured loan(s) would be reclassified as nonaccrual.  At June 30, 2020, we had $6.4 million of restructured loans performing under their restructured repayment terms.

Banner is continuing to offer payment and financial relief programs for borrowers impacted by COVID-19. These programs include initial loan payment deferrals or interest-only payments for up to 90 days, waived late fees, and, on a more limited basis, waived interest and temporarily suspended foreclosure proceedings. Deferred loans are re-evaluated at the end of the initial deferral period and will either return to the original loan terms or could be eligible for an additional deferral period for up to 90 days. In addition, Banner has entered into payment forbearance agreements with other customers for periods of up to six months. Banner had deferred payment or waived interest on 3,314 loans totaling $1.10 billion through June 30, 2020. Since these loans were performing loans that were current on their payments prior to the COVID-19 pandemic, these modifications are not considered to be troubled debt restructurings through June 30, 2020 pursuant to applicable accounting and regulatory guidance. As of June 30, 2020, the deferral period had ended for approximately 62% of these loans.

Prior to the implementation of Financial Instruments—Credit Losses (Topic 326) on January 1, 2020, loans acquired in merger transactions with deteriorated credit quality were accounted for as purchased credit-impaired pools. Typically, this would include loans that were considered non-performing or restructured as of the acquisition date. Accordingly, subsequent to acquisition, loans included in the purchased credit-impaired pools were not reported as non-performing loans based upon their individual performance status, so the loan categories of nonaccrual, impaired and 90 days past due and accruing did not include any purchased credit-impaired loans. Purchased credit-impaired loans were $15.9 million at December 31, 2019 and $12.9 million at June 30, 2019.

The following table sets forth information with respect to our non-performing assets and restructured loans at the dates indicated (dollars in thousands):

	June 30, 2020	December 31, 2019	June 30, 2019
Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$10,845	$5,952	$4,603
Multifamily	—	85	—
Construction and land	732	1,905	2,214
One- to four-family	2,942	3,410	2,665
Commercial business	18,486	23,015	2,983
Agricultural business, including secured by farmland	433	661	1,359
Consumer	2,412	2,473	3,230
	35,850	37,501	17,054
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	—	89	—
Construction and land	—	332	262
One- to four-family	472	877	995
Commercial business	1	401	1
Agricultural business, including secured by farmland	1,061	—	—
Consumer	36	398	97
	1,570	2,097	1,355
Total non-performing loans	37,420	39,598	18,409
REO, net (2)	2,400	814	2,513
Other repossessed assets held for sale	47	122	112
Total non-performing assets	$39,867	$40,534	$21,034

Total non-performing loans to loans before allowance for credit losses / allowance for loan losses	0.36%	0.43%	0.21%
Total non-performing loans to total assets	0.26%	0.31%	0.16%
Total non-performing assets to total assets	0.28%	0.32%	0.18%

Restructured loans performing under their restructured terms (3)	$6,391	$6,466	$6,594

Loans 30-89 days past due and on accrual (4)	$20,807	$20,178	$17,923

(1)
Includes $4.2 million of nonaccrual TDR loans at June 30, 2020. For the six months ended June 30, 2020, interest income was reduced by $1.0 million as a result of nonaccrual loan activity, which includes the reversal of $344,000 of accrued interest as of the date the loan was placed on nonaccrual. There was no interest income recognized on nonaccrual loans for the six months ended June 30, 2020.

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

(3)	These loans were performing under their restructured repayment terms at the dates indicated.

(4)	Purchased credit-impaired loans are included at December 31, 2019 and June 30, 2019.

In addition to the non-performing loans as of June 30, 2020, we had other classified loans with an aggregate outstanding balance of $288.1 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

REO: REO was $2.4 million at June 30, 2020 and compared with $814,000 at December 31, 2019. The following table shows REO activity for the three and six months ended June 30, 2020 and June 30, 2019 (in thousands):

	Three Months Ended		Six months ended
	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Balance, beginning of period	$2,402	$2,611	$814	$2,611
Additions from loan foreclosures	—	61	1,588	61
Proceeds from dispositions of REO	(98)	(150)	(98)	(150)
Gain (loss) on sale of REO	96	(9)	96	(9)
Balance, end of period	$2,400	$2,513	$2,400	$2,513

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the six months ended June 30, 2020 and June 30, 2019, our loan originations, including originations of loans held for sale, exceeded our loan repayments by $1.65 billion and $461.9 million, respectively. There were $16,000 loan purchases during the six months ended June 30, 2020 and $777,000 during the six months ended June 30, 2019. This activity was funded primarily by increased core deposits and the sale of loans in 2020. During the six months ended June 30, 2020 and June 30, 2019, we received proceeds of $649.1 million and $411.4 million, respectively, from the sale of loans. Securities purchased during the six months ended June 30, 2020 and June 30, 2019 totaled $564.2 million and $52.5 million, respectively, and securities repayments, maturities and sales in those periods were $247.9 million and $191.3 million, respectively.

Our primary financing activity is gathering deposits. Total deposits increased by $1.97 billion during the first six months of 2020, as core deposits increased by $2.05 billion and certificates of deposits, primarily brokered deposits, decreased by $78.4 million. The increase in total deposits during the first six months of 2020 was due primarily to PPP loan funds deposited into customer accounts, fiscal stimulus payments, and an increase in average deposit account balances due to a general increase in customer liquidity during the COVID-19 pandemic. Certificates of deposit are generally more vulnerable to competition and more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At June 30, 2020, certificates of deposit amounted to $1.04 billion, or 9% of our total deposits, including $805.0 million which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our certificates of deposit as they mature.

FHLB advances decreased $300.0 million to $150.0 million during the first six months of 2020. Other borrowings increased $47.6 million to $166.1 million at June 30, 2020 from $118.5 million at December 31, 2019.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the six months ended June 30, 2020 and 2019, we used our sources of funds primarily to fund loan commitments and purchase securities. At June 30, 2020, we had outstanding loan commitments totaling $3.51 billion, primarily relating to undisbursed loans in process and unused credit lines. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings.  We maintain credit facilities with the FHLB-Des Moines, which provided for advances that in the aggregate would equal the lesser of 45% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock) and 45% of Islanders Bank’s assets or adjusted qualifying collateral.  At June 30, 2020, under these credit facilities based on pledged collateral, Banner Bank had $2.50 billion of available credit capacity and Islanders Bank $29.7 million of available credit capacity. Advances under these credit facilities totaled $150.0 million at June 30, 2020. In addition, Banner Bank has been approved for participation in the Borrower-In-Custody (BIC) program by the Federal Reserve Bank of San Francisco (FRBSF).  Under this program Banner Bank had available lines of credit of approximately $1.68 billion as of June 30, 2020, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans.  We had no funds borrowed from the FRBSF at June 30, 2020 or December 31, 2019.  Additionally, the Federal Reserve recently established the PPPLF to bolster the effectiveness of the PPP. As of June 30, 2020, Banner Bank was approved to utilize the PPPLF. Banner Bank may utilize the PPPLF pursuant to which it will pledge PPP loans at face value as collateral to obtain FRB non-recourse. Banner Bank utilized the PPPLF during the quarter end June 30, 2020 but had no borrowing outstanding under this program as of June 30, 2020.

Banner Corporation is a separate legal entity from the Banks and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner Corporation's primary sources of funds consist of capital raised through dividends or capital distributions from the Banks, although there are regulatory restrictions on the ability of the Banks to pay dividends. At June 30, 2020, the Company on an unconsolidated basis had liquid assets of $128.3 million. On June 30, 2020, Banner issued and sold in an underwritten offer of the Subordinated Notes, resulting in net proceeds, after underwriting discounts and offering expenses, of approximately $98.1 million.  The Subordinated Notes qualify as Tier 2 capital for regulatory capital purposes.  The Company intends to use the net proceeds of the offering for general corporate purposes, which may include providing capital to support its growth organically or through strategic acquisitions, repayment or redemption of outstanding indebtedness, the payment of dividends, financing investments and capital expenditures, repurchasing shares of its common stock, and for investments in the Banks as regulatory capital.

As noted below, Banner Corporation and its subsidiary banks continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the six months ended June 30, 2020, total shareholders' equity increased $31.1 million, to $1.63 billion.  At June 30, 2020, tangible common shareholders’ equity, which excludes goodwill and other intangible assets, was $1.23 billion, or 8.76% of tangible assets.  See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to tangible common shareholders’ equity.  Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets.  In addition to the minimum capital ratios, both Banner Corporation and the Banks are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital of more than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At June 30, 2020, Banner Corporation and the Banks each exceeded all regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 15 of the Notes to the Consolidated Financial Statements included in the 2019 Form 10-K for additional information regarding regulatory capital requirements for Banner Corporation and the Banks.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of June 30, 2020, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as "Adequately Capitalized"		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Amount
Banner Corporation—consolidated
Total capital to risk-weighted assets	$1,544,436	14.15%	$873,380	8.00%	$1,091,725	10.00%
Tier 1 capital to risk-weighted assets	1,307,925	11.98	655,035	6.00	655,035	6.00
Tier 1 leverage capital to average assets	1,307,925	9.83	531,965	4.00	n/a	n/a
Common equity tier 1 capital	1,164,425	10.67	491,276	4.50	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	1,366,305	12.73	858,690	8.00	1,073,363	10.00
Tier 1 capital to risk-weighted assets	1,232,095	11.48	644,018	6.00	858,690	8.00
Tier 1 leverage capital to average assets	1,232,095	9.47	520,183	4.00	650,229	5.00
Common equity tier 1 capital	1,232,095	11.48	483,013	4.50	697,686	6.50
Islanders Bank
Total capital to risk-weighted assets	28,579	15.08	15,164	8.00	18,955	10.00
Tier 1 capital to risk-weighted assets	26,207	13.83	11,373	6.00	15,164	8.00
Tier 1 leverage capital to average assets	26,207	8.62	12,160	4.00	15,200	5.00
Common equity tier 1 capital	26,207	13.83	8,530	4.50	12,321	6.50

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

The following table sets forth, as of June 30, 2020, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$33,712	7.3%	$98,057	10.9%	$34,810	1.7%
+300	32,898	7.1	94,563	10.5	106,210	5.2
+200	26,001	5.6	75,099	8.3	169,473	8.3
+100	13,365	2.9	38,649	4.3	143,037	7.0
0	—	—	—	—	—	—
-25	(2,951)	(0.6)	(8,862)	(1.0)	(50,461)	(2.5)

(1)
Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.  The targeted Federal Funds Rate was between 0.00% and 0.25% at June 30, 2020.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2020 (dollars in thousands).  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At June 30, 2020, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $5.05 billion, representing a one-year cumulative gap to total assets ratio of 35.06%.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of June 30, 2020 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$803,028	$65,582	$123,223	$25,753	$10,258	$78	$1,027,922
Fixed-rate mortgage loans	384,050	295,025	873,704	434,595	279,228	14,372	2,280,974
Adjustable-rate mortgage loans	1,342,760	474,562	1,268,127	514,286	94,742	748	3,695,225
Fixed-rate mortgage-backed securities	193,711	181,252	313,513	155,956	207,594	29,476	1,081,502
Adjustable-rate mortgage-backed securities	164,541	10,027	36,747	5,028	4,414	—	220,757
Fixed-rate commercial/agricultural loans	736,109	461,083	473,761	96,308	84,886	17,418	1,869,565
Adjustable-rate commercial/agricultural loans	865,861	25,201	77,502	35,648	13,038	—	1,017,250
Consumer and other loans	477,461	65,212	55,344	13,324	13,513	31,401	656,255
Investment securities and interest-earning deposits	559,193	85,005	80,933	101,683	302,857	113,403	1,243,074
Total rate sensitive assets	5,526,714	1,662,949	3,302,854	1,382,581	1,010,530	206,896	13,092,524
Interest-bearing liabilities: (2)
Regular savings	230,161	156,147	503,246	355,635	506,989	445,613	2,197,791
Interest checking accounts	134,639	57,075	202,112	167,222	305,056	533,489	1,399,593
Money market deposit accounts	255,742	136,451	451,451	331,297	492,407	427,985	2,095,333
Certificates of deposit	477,572	327,606	211,216	23,491	2,266	—	1,042,151
FHLB advances	—	50,000	100,000	—	—	—	150,000
Subordinated notes	—	—	—	100,000	—	—	100,000
Junior subordinated debentures	147,944	—	—	—	—	—	147,944
Retail repurchase agreements	166,084	—	—	—	—	—	166,084
Total rate sensitive liabilities	1,412,142	727,279	1,468,025	977,645	1,306,718	1,407,087	7,298,896
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$4,114,572	$935,670	$1,834,829	$404,936	$(296,188)	$(1,200,191)	$5,793,628
Cumulative excess of interest-sensitive assets	$4,114,572	$5,050,242	$6,885,071	$7,290,007	$6,993,819	$5,793,628	$5,793,628
Cumulative ratio of interest-earning assets to interest-bearing liabilities	391.37%	336.06%	290.86%	258.99%	218.70%	179.38%	179.38%
Interest sensitivity gap to total assets	28.56%	6.50%	12.74%	2.81%	(2.06)%	(8.33)%	40.22%
Ratio of cumulative gap to total assets	28.56%	35.06%	47.79%	50.61%	48.55%	40.22%	40.22%

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

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $328,000, or 2.28% of total assets at June 30, 2020.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019” of this report on Form 10-Q.

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

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls Over Financial Reporting:  In the quarter ended June 30, 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the adoption of internal controls over financial reporting due to the implementation of FASB ASU 2016-13, Financial Instruments: Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended and commonly referred to as CECL.

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

The COVID-19 pandemic has significantly adversely affected our operations and the banking and financial services we provide, primarily to businesses and individuals in the states of Washington, Oregon, California and Idaho, all of which are currently under government issued Stay-at-Home orders.  All of our branches and most of our deposit customers are also located in these four states. As an essential business, we continue to provide banking and financial services to our customers with drive-thru access available at the majority of our branch locations and in-person services available by appointment. In select markets on a test basis, Banner has begun taking steps to resume more normal branch activities with specific guidelines in place to provide for the safety of our clients and our personnel. In addition, we continue to provide access to banking and financial services via online banking, ATMs and telephone. If the COVID-19 pandemic worsens it could limit, or disrupt, our ability to provide banking and financial services to our customers.

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

The COVID-19 pandemic has also resulted in declines in loan demand and loan originations, deposit availability, market interest rates and negatively impacted many of our business and consumer borrowers ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address the economic consequences are unknown, including recent reductions in the targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected in the near term, if not longer. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as revenues declined precipitously, especially in businesses related to travel, hospitality, leisure, and physical personal services. Consistent with guidance provided by banking regulators we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans once the COVID-19 pandemic is resolved. If the economic disruption from the COVID-19 pandemic continues for several months or worsens, it may result in increased loan delinquencies, adversely classified loans and loan charge-offs. As a result, our allowance for credit losses may prove to be insufficient to absorb losses in our loan portfolio, which would cause our results of operations, liquidity and financial condition to be adversely affected.

As of June 30, 2020, we hold and service a portfolio of 8,655 loans originated under the U.S. Small Business Administration (SBA) Paycheck Protection Program (PPP) with a balance of $1.12 billion.  The PPP loans are subject to the provisions of the Coronavirus Aid, Relief, and Economic Security Act of 2020 and to complex and evolving rules and guidance issued by the SBA and other government agencies.  We expect that the great majority of our PPP borrowers will seek full or partial forgiveness of their loan obligations.  We could face additional risks in our administrative capabilities to service our PPP loans, and with respect to the determination of loan forgiveness, depending on the final procedures for determining loan forgiveness.
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

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2020:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
April 1, 2020 - April 30, 2020	19,118	$31.14	—	—
May 1, 2020 - May 31, 2020	—	—	—	—
June 1, 2020 - June 30, 2020	140	34.63	—	—
Total for quarter	19,258	31.16	—	—

Employees surrendered 19,258 shares to satisfy tax withholding obligations upon the vesting of restricted stock grants during the three months ended June 30, 2020.

On March 27, 2019, the Company announced that its Board of Directors had renewed its authorization to repurchase up to 5% of the Company's common stock, or 1,757,637 of the Company's outstanding shares. This authorization expired in March 2020.  Due to the pandemic and current market conditions the Company has no plans to renew this authorization.

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

4{a}
Indenture, dated June 30, 2020, between Banner Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee [incorporated by reference to Exhibit 4.1 included in the Registrant's Current Report on Form 8-K filed on June 30, 2020 (File No.000-26584)].

4{b}
First Supplemental Indenture, dated June 30, 2020, between Banner Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee [incorporated by reference to Exhibit 4.2 included in the Registrant's Current Report on Form 8-K filed on June 30, 2020 (File No.000-26584)].

4{c}
Form of 5.000% Fixed-to-Floating Rate Subordinated Note due 2030 (included in Exhibit 4(b)) [incorporated by reference to Exhibit 4.3 included in the Registrant's Current Report on Form 8-K filed on June 30, 2020 (File No.000-26584)].

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

Exhibit	Index of Exhibits
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

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

August 5, 2020	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

August 5, 2020	/s/ Peter J. Conner
Peter J. Conner
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)