Form 10-Q
period 2020-09-30
BANNER CORP
filed 2020-11-05
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).				Yes	☐	No	[x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:				As of October 31, 2020
Common Stock, $.01 par value per share				35,155,639 shares

BANNER CORPORATION AND SUBSIDIARIES

Special Note Regarding Forward-Looking Statements

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, liquidity, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements. The novel coronavirus (COVID-19) pandemic, is adversely affecting us, our customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways. Other factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses and provisions for credit losses; the ability to manage loan delinquency rates; competitive pressures among financial services companies; changes in consumer spending or borrowing and spending habits; interest rate movements generally and the relative differences between short and long-term interest rates, loan and deposit interest rates, net interest margin and funding sources; uncertainty regarding the future of the London Interbank Offered Rate (LIBOR), and the potential transition away from LIBOR toward new interest rate benchmarks; the impact of repricing and competitors’ pricing initiatives on loan and deposit products; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values; the ability to adapt successfully to technological changes to meet customers’ needs and developments in the marketplace; the ability to access cost-effective funding; the ability to control operating costs and expenses; the use of estimates in determining fair value of certain assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect employees, and potential associated charges; disruptions, security breaches or other adverse events, failures or interruptions in, or attacks on, information technology systems or on the third-party vendors who perform critical processing functions; changes in financial markets; changes in economic conditions in general and in Washington, Idaho, Oregon and California in particular; secondary market conditions for loans and the ability to sell loans in the secondary market; the costs, effects and outcomes of litigation; legislation or regulatory changes or reforms, including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, results of safety and soundness and compliance examinations by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks, (the Washington DFI) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require restitution or institute an informal or formal enforcement action which could require an increase in reserves for loan losses, write-downs of assets or changes in regulatory capital position, or affect the ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions, any of which could adversely affect liquidity and earnings; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations; changes in accounting principles, policies or guidelines, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory and technological factors affecting operations, pricing, products and services; including the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the CARES Act); future acquisitions by Banner of other depository institutions or lines of business; and future goodwill impairment due to changes in Banner’s business, changes in market conditions, including as a result of the COVID-19 pandemic or other factors; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (SEC), including this report on Form 10-Q.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us. Further, many of these risks and uncertainties are currently amplified by and may continue to be amplified by or may, in the future, be amplified by, the COVID-19 pandemic.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.  All references to “Banner” refer to Banner Corporation and those to “the Banks” refer to its wholly-owned subsidiaries, Banner Bank and Islanders Bank, collectively.

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
September 30, 2020 and December 31, 2019

ASSETS	September 30, 2020	December 31, 2019
Cash and due from banks	$289,144	$234,359
Interest bearing deposits	416,394	73,376
Total cash and cash equivalents	705,538	307,735
Securities—trading	23,276	25,636
Securities—available-for-sale, amortized cost $1,690,069 and $1,529,946, respectively	1,758,384	1,551,557
Securities—held-to-maturity, net of allowance for credit losses of $102 and none, respectively, fair value $450,806 and $237,805, respectively	429,033	236,094
Total securities	2,210,693	1,813,287
Equity securities	450,255	—
Federal Home Loan Bank (FHLB) stock	16,363	28,342
Loans held for sale (includes $153.0 million and $199.4 million, at fair value, respectively)	185,938	210,447
Loans receivable	10,163,917	9,305,357
Allowance for credit losses - loans	(167,965)	(100,559)
Net loans receivable	9,995,952	9,204,798
Accrued interest receivable	48,321	37,962
Real estate owned (REO), held for sale, net	1,795	814
Property and equipment, net	171,576	178,008
Goodwill	373,121	373,121
Other intangibles, net	23,291	29,158
Bank-owned life insurance (BOLI)	191,755	192,088
Deferred tax assets, net	64,367	59,639
Other assets	203,110	168,632
Total assets	$14,642,075	$12,604,031
LIABILITIES
Deposits:
Non-interest-bearing	$5,412,570	$3,945,000
Interest-bearing transaction and savings accounts	5,887,419	4,983,238
Interest-bearing certificates	915,352	1,120,403
Total deposits	12,215,341	10,048,641
Advances from FHLB	150,000	450,000
Other borrowings	176,983	118,474
Subordinated notes, net	98,114	—
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	109,821	119,304
Accrued expenses and other liabilities	200,038	227,889
Deferred compensation	45,249	45,689
Total liabilities	12,995,546	11,009,997
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 35,158,568 shares issued and outstanding at September 30, 2020; 35,712,384 shares issued and outstanding at December 31, 2019	1,347,612	1,373,198
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2020; 39,192 shares issued and outstanding at December 31, 2019	—	742
Retained earnings	222,959	186,838
Carrying value of shares held in trust for stock-based compensation plans	(7,588)	(7,507)
Liability for common stock issued to stock related compensation plans	7,588	7,507
Accumulated other comprehensive income	75,958	33,256
Total shareholders’ equity	1,646,529	1,594,034
Total liabilities and shareholders’ equity	$14,642,075	$12,604,031
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except shares and per share amounts)
For the Three and Nine Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
INTEREST INCOME:
Loans receivable	$116,716	$118,096	$350,815	$350,558
Mortgage-backed securities	7,234	9,415	24,354	29,716
Securities and cash equivalents	5,631	3,925	14,824	11,996
Total interest income	129,581	131,436	389,993	392,270
INTEREST EXPENSE:
Deposits	5,179	10,014	20,623	27,680
FHLB advances	988	3,107	4,036	9,953
Other borrowings	128	82	482	209
Junior subordinated debentures and subordinated notes	2,260	1,612	4,988	5,008
Total interest expense	8,555	14,815	30,129	42,850
Net interest income	121,026	116,621	359,864	349,420
PROVISION FOR CREDIT LOSSES	13,641	2,000	64,917	6,000
Net interest income after provision for credit losses	107,385	114,621	294,947	343,420
NON-INTEREST INCOME:
Deposit fees and other service charges	8,742	10,331	26,091	36,995
Mortgage banking operations	16,562	6,616	40,891	15,967
Bank-owned life insurance (BOLI)	1,286	1,076	4,653	3,475
Miscellaneous	951	2,914	5,017	5,431
	27,541	20,937	76,652	61,868
Net gain (loss) on sale of securities	644	(2)	815	(29)
Net change in valuation of financial instruments carried at fair value	37	(69)	(2,360)	(172)
Total non-interest income	28,222	20,866	75,107	61,667
NON-INTEREST EXPENSE:
Salary and employee benefits	61,171	59,090	184,494	169,359
Less capitalized loan origination costs	(8,517)	(7,889)	(25,433)	(20,137)
Occupancy and equipment	13,022	12,566	39,114	39,013
Information/computer data services	6,090	5,657	17,984	16,256
Payment and card processing expenses	4,044	4,330	12,135	12,355
Professional and legal expenses	2,368	2,704	6,450	7,474
Advertising and marketing	1,105	2,221	3,584	5,815
Deposit insurance expense	1,628	(1,604)	4,968	1,232
State/municipal business and use taxes	1,196	1,011	3,284	2,963
REO operations, net	(11)	126	93	263
Amortization of core deposit intangibles	1,864	1,985	5,867	6,090
Provision for credit losses - unfunded loan commitments	1,539	—	2,356	—
Miscellaneous	5,285	6,435	16,841	20,230
	90,784	86,632	271,737	260,913
COVID-19 expenses	778	—	3,169	—
Acquisition-related expenses	5	676	1,483	3,125
Total non-interest expense	91,567	87,308	276,389	264,038
Income before provision for income taxes	44,040	48,179	93,665	141,049
PROVISION FOR INCOME TAXES	7,492	8,602	16,694	28,426
NET INCOME	$36,548	$39,577	$76,971	$112,623
Earnings per common share:
Basic	$1.04	$1.15	$2.18	$3.24
Diluted	$1.03	$1.15	$2.17	$3.23
Cumulative dividends declared per common share	$0.41	$0.41	$0.82	$1.23
Weighted average number of common shares outstanding:
Basic	35,193,109	34,407,462	35,285,567	34,760,607
Diluted	35,316,679	34,497,994	35,524,771	34,850,006
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three and Nine Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NET INCOME	$36,548	$39,577	$76,971	$112,623
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES:
Unrealized holding (loss) gain on available-for-sale securities arising during the period	(3,090)	5,861	47,000	43,268
Income tax benefit (expense) related to available-for-sale securities unrealized holding gain	742	(1,408)	(11,280)	(10,385)
Reclassification for net (gain) loss on available-for-sale securities realized in earnings	(125)	2	(296)	28
Income tax expense (benefit) related to available-for-sale securities realized in earnings	30	—	71	(7)
Changes in fair value of junior subordinated debentures related to instrument specific credit risk	(208)	204	9,483	674
Income tax expense (benefit) related to junior subordinated debentures	50	(49)	(2,276)	(162)
Other comprehensive (loss) income	(2,601)	4,610	42,702	33,416
COMPREHENSIVE INCOME	$33,947	$44,187	$119,673	$146,039

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands, except shares)
For the Nine Months Ended September 30, 2020 and the Year Ended December 31, 2019

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2019	35,182,772	$1,337,436	$134,055	$7,104	$1,478,595

Net income			33,346		33,346
Other comprehensive income, net of income tax				12,790	12,790
Accrual of dividends on common stock ($0.41/share)			(14,490)		(14,490)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(30,026)	950			950

Balance, March 31, 2019	35,152,746	$1,338,386	$152,911	$19,894	$1,511,191

Balance, April 1, 2019	35,152,746	$1,338,386	$152,911	$19,894	$1,511,191

Net income			39,700		39,700
Other comprehensive income, net of income tax				16,016	16,016
Accrual of dividends on common stock ($0.41/share)			(14,354)		(14,354)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	20,897	575			575
Repurchase of common stock	(600,000)	(32,073)			(32,073)

Balance, June 30, 2019	34,573,643	$1,306,888	$178,257	$35,910	$1,521,055

Continued on next page

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amounts
Balance, July 1, 2019	34,573,643	$1,306,888	$178,257	$35,910	$1,521,055

Net income			39,577		39,577
Other comprehensive income, net of income tax				4,610	4,610
Accrual of dividends on common stock ($0.41/share)			(14,130)		(14,130)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(286)	1,672			1,672
Repurchase of common stock	(400,000)	(21,849)			(21,849)

Balance, September 30, 2019	34,173,357	$1,286,711	$203,704	$40,520	$1,530,935

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amounts
Balance, October 1, 2019	34,173,357	$1,286,711	$203,704	$40,520	$1,530,935

Net income			33,655		33,655
Other comprehensive loss, net of income tax				(7,264)	(7,264)
Accrual of dividends on common stock ($1.41/share)			(50,521)		(50,521)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(132)	2,029			2,029
Issuance of shares for acquisition	1,578,351	85,200			85,200

Balance, December 31, 2019	35,751,576	$1,373,940	$186,838	$33,256	$1,594,034

Continued on next page

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2020	35,751,576	$1,373,940	$186,838	$33,256	$1,594,034

New credit standard (Topic 326) - impact in year of adoption			(11,215)		(11,215)
Net income			16,882		16,882
Other comprehensive income, net of income tax				46,823	46,823
Accrual of dividends on common stock ($0.41/share)			(14,583)		(14,583)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(24,337)	1,534			1,534
Repurchase of common stock	(624,780)	(31,775)			(31,775)

Balance, March 31, 2020	35,102,459	$1,343,699	$177,922	$80,079	$1,601,700

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount
Balance, April 1, 2020	35,102,459	$1,343,699	$177,922	$80,079	$1,601,700

Net income			23,541		23,541
Other comprehensive loss, net of income tax				(1,520)	(1,520)
Adjustment to previously accrued dividends			(15)		(15)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	55,440	1,397			1,397

Balance, June 30, 2020	35,157,899	$1,345,096	$201,448	$78,559	$1,625,103

Continued on next page

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount
Balance, July 1, 2020	35,157,899	$1,345,096	$201,448	$78,559	$1,625,103

Net income			36,548		36,548
Other comprehensive loss, net of income tax				(2,601)	(2,601)
Accrual of dividends on common stock ($0.41/share)			(15,037)		(15,037)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	669	2,516			2,516

Balance, September 30, 2020	35,158,568	$1,347,612	$222,959	$75,958	$1,646,529

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$76,971	$112,623
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	13,677	12,934
Deferred income and expense, net of amortization	(8,503)	(350)
Amortization of core deposit intangibles	5,867	6,090
(Gain) loss on sale of securities	(815)	29
Net change in valuation of financial instruments carried at fair value	2,360	172
Reinvested dividends – equity securities	(255)	—
(Increase) decrease in deferred taxes, net	(1,279)	16,136
Increase in current taxes payable	1,426	3,410
Stock-based compensation	6,893	5,101
Net change in cash surrender value of BOLI	(3,721)	(3,086)
Gain on sale of loans, including capitalized servicing rights	(34,951)	(11,834)
Loss on disposal of real estate held for sale and property and equipment, net	496	1,274
Provision for credit losses	64,917	6,000
Provision for credit losses - unfunded loan commitments	2,356	—
Provision for losses on real estate held for sale	18	—
Origination of loans held for sale	(1,032,523)	(756,283)
Proceeds from sales of loans held for sale	1,091,984	694,259
Net change in:
Other assets	(51,796)	(26,381)
Other liabilities	5,040	8,398
Net cash provided from operating activities	138,162	68,492
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(608,192)	(118,823)
Principal repayments and maturities of securities—available-for-sale	311,781	209,396
Proceeds from sales of securities—available-for-sale	128,939	43,114
Purchases of securities—held-to-maturity	(215,780)	(42,350)
Principal repayments and maturities of securities—held-to-maturity	20,691	44,971
Purchases of equity securities	(1,060,000)	—
Proceeds from sales of equity securities	610,519	—
Loan originations, net of principal repayments	(855,936)	(158,754)
Purchases of loans and participating interest in loans	(18)	(8,608)
Proceeds from sales of other loans	8,454	16,279
Net cash paid related to branch divestiture	—	(10,382)
Purchases of property and equipment	(9,936)	(16,738)
Proceeds from sale of real estate held for sale and sale of other property	2,869	6,809
Proceeds from FHLB stock repurchase program	52,164	130,073
Purchase of FHLB stock	(40,185)	(123,740)
Other	3,913	1,461
Net cash used in investing activities	(1,650,717)	(27,292)
FINANCING ACTIVITIES:
Increase in deposits, net	2,166,700	266,129
Proceeds from long term FHLB advances	—	300,000
Repayment of long term FHLB advances	—	(100,189)
Repayment of overnight and short term FHLB advances, net	(300,000)	(358,000)
Increase in other borrowings, net	58,508	1,019
Net proceeds from issuance of subordinated notes	98,027	—
Cash dividends paid	(79,655)	(42,073)
Taxes paid related to net share settlement of equity awards	(1,447)	(1,904)
Cash paid for the repurchase of common stock	(31,775)	(53,922)
Net cash provided from financing activities	1,910,358	11,060
NET CHANGE IN CASH AND CASH EQUIVALENTS	397,803	52,260
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	307,735	272,196
CASH AND CASH EQUIVALENTS, END OF PERIOD	$705,538	$324,456
Continued on next page

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$31,817	$45,348
Tax refunds received	27,515	18,220
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	1,588	246
Dividends accrued but not paid until after period end	1,179	14,679

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2020 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and note disclosures have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. Certain reclassifications have been made to the 2019 Consolidated Financial Statements and/or schedules to conform to the 2020 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are significant to an understanding of Banner’s financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for credit losses, (iii) the valuation of financial assets and liabilities recorded at fair value (iv) the valuation of intangibles, such as goodwill, core deposit intangibles (CDI) and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation of assets acquired and liabilities assumed in business combinations and subsequent recognition of related income and expense, and (vii) the valuation or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC (2019 Form 10-K).  There have been no significant changes in our application of these accounting policies during the first nine months of 2020, except for the change related to the adoption of Financial Instruments - Credit Losses (Topic 326) as described in below and Note 2.

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

Loans Acquired in Business Combinations: Loans acquired in business combinations are recorded at their fair value at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-deteriorated or purchased non-credit-deteriorated. Purchased credit-deteriorated (PCD) loans have experienced more than insignificant credit deterioration since origination. For PCD loans, an allowance for credit losses is determined at the acquisition date using the same measurement methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The loan’s fair value grossed up for the allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through a provision for credit losses.

For purchased non-credit-deteriorated loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the life of the loans. While credit discounts are included in the determination of the fair value for non-credit-deteriorated loans, since these discounts are expected to be accreted over the life of the loans, they cannot be used to offset the allowance for credit losses that must be recorded at the acquisition date. As a result, an allowance for credit losses is determined at the acquisition date using the same methodology as other loans held for investment and is recognized as a provision for credit losses in the statement of operations. Any subsequent deterioration (improvement) in credit quality is recognized by recording (recapturing) a provision for credit losses.

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

Allowance for Credit Losses - unfunded loan commitments: An allowance for credit losses - unfunded loan commitments is maintained at a level that, in the opinion of management, is adequate to absorb expected credit losses associated with the contractual life of the Banks’ commitments to lend funds under existing agreements such as letters or lines of credit. The Banks use a methodology for determining the allowance for credit losses - unfunded loan commitments that applies the same segmentation and loss rate to each pool as the funded exposure adjusted for probability of funding. Draws on unfunded loan commitments that are considered uncollectible at the time funds are advanced are charged to the allowance for credit losses on off-balance sheet exposures. Provisions for credit losses - unfunded loan commitments are recognized in non-interest expense and added to the allowance for credit losses - unfunded loan commitments, which is included in other liabilities in the consolidated statements of financial condition.

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

Acquired goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The Company paid this premium for a number of reasons, including growing the Company’s customer base, acquiring assembled workforces, and expanding its presence in existing markets. See Note 7, Goodwill, Other Intangible Assets and Mortgage Servicing Rights for the accounting for goodwill and other intangible assets.
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

The financial results of the Company include the revenues and expenses produced by the acquired assets and assumed liabilities of AltaPacific since November 1, 2019. Disclosure of the amount of AltaPacific’s revenue and net income (excluding integration costs) included in the Company’s consolidated statements of operations is impracticable due to the integration of the operations and accounting for this acquisition. The pro forma impact of the AltaPacific acquisition to the historical financial results was determined to not be significant.

Note 4:  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at September 30, 2020 and December 31, 2019 are summarized as follows (in thousands):

	September 30, 2020
	Amortized Cost	Fair Value
Trading:
Corporate bonds	$27,203	$23,276
	$27,203	$23,276

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$169,740	$1,140	$(967)	$—	$169,913
Municipal bonds	257,056	15,707	(355)	—	272,408
Corporate bonds	53,756	2,300	(85)	—	55,971
Mortgage-backed or related securities	1,199,816	51,199	(515)	—	1,250,500
Asset-backed securities	9,701	51	(160)	—	9,592
	$1,690,069	$70,397	$(2,082)	$—	$1,758,384

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$341	$10	$—	$351	$—
Municipal bonds	377,019	19,260	(593)	395,686	(60)
Corporate bonds	3,254	—	(13)	3,241	(42)
Mortgage-backed or related securities	48,521	3,007	—	51,528	—
	$429,135	$22,277	$(606)	$450,806	$(102)

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
Corporate bonds	$27,203			$25,636
	$27,203			$25,636
Available-for-Sale:
U.S. Government and agency obligations	$90,468	$286	$(1,156)	$89,598
Municipal bonds	101,927	5,233	(3)	107,157
Corporate bonds	4,357	14	(6)	4,365
Mortgage-backed or related securities	1,324,999	20,325	(3,013)	1,342,311
Asset-backed securities	8,195	—	(69)	8,126
	$1,529,946	$25,858	$(4,247)	$1,551,557
Held-to-Maturity:
U.S. Government and agency obligations	$385	$4	$—	$389
Municipal bonds	177,208	3,733	(2,213)	178,728
Corporate bonds	3,353	—	(11)	3,342
Mortgage-backed or related securities	55,148	921	(723)	55,346
	$236,094	$4,658	$(2,947)	$237,805

Accrued interest receivable on held-to-maturity debt securities was $2.9 million and $1.1 million as of September 30, 2020 and December 31, 2019, respectively, and was $6.1 million and $4.8 million on available-for-sale debt securities as of September 30, 2020 and December 31, 2019, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the consolidated statements of financial condition and is excluded from the calculation of the allowance for credit losses.

At September 30, 2020, the gross unrealized losses and the fair value for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	September 30, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$3,162	$(7)	$53,105	$(960)	$56,267	$(967)
Municipal bonds	16,636	(355)	—	—	16,636	(355)
Corporate bonds	11,205	(85)	—	—	11,205	(85)
Mortgage-backed or related securities	75,459	(500)	1,558	(15)	77,017	(515)
Asset-backed securities	870	(16)	6,469	(144)	7,339	(160)
	$107,332	$(963)	$61,132	$(1,119)	$168,464	$(2,082)

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

At September 30, 2020, there were 64 securities—available-for-sale with unrealized losses, compared to 90 at December 31, 2019.  At December 31, 2019, there were 17 securities—held-to-maturity with unrealized losses.  Management does not believe that any individual unrealized loss as of September 30, 2020 resulted from credit loss or that any individual unrealized loss represented other-than-temporary impairment (OTTI) as of December 31, 2019.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

There were no sales of securities—trading during the nine months ended September 30, 2020 or 2019. There were no securities—trading in a nonaccrual status at September 30, 2020 or December 31, 2019.  Net unrealized holding losses of $2.4 million were recognized during the nine months ended September 30, 2020 compared to $172,000 of net unrealized holding losses recognized during the nine months ended September 30, 2019.

There were 30 sales of securities—available-for-sale during the nine months ended September 30, 2020, with a net gain of $296,000.  There were 45 sales of securities—available-for-sale during the nine months ended September 30, 2019, which resulted in a net loss of $28,000. There were no securities—available-for-sale in a nonaccrual status at September 30, 2020 or December 31, 2019.

There were no sales of securities—held-to-maturity during the nine months ended September 30, 2020 or 2019, although there were partial calls of securities that resulted in a net loss of $1,000 for the nine months ended September 30, 2019. There were no securities—held-to-maturity in a nonaccrual status or 30 days or more past due at September 30, 2020 or December 31, 2019.

The Company also sold Visa Class B stock during the nine months ended September 30, 2020, with a net gain of $519,000. The stock was previously carried at a zero-cost basis due to transfer restrictions and uncertainty of litigation.

The amortized cost and estimated fair value of securities at September 30, 2020, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	September 30, 2020
	Trading		Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing in one year or less	$—	$—	$—	$—	$—	$—
Maturing after one year through five years	—	—	60,411	62,725	57,360	59,541
Maturing after five years through ten years	—	—	478,140	500,140	40,458	42,822
Maturing after ten years through twenty years	27,203	23,276	446,834	463,236	118,611	123,188
Maturing after twenty years	—	—	704,684	732,283	212,706	225,255
	$27,203	$23,276	$1,690,069	$1,758,384	$429,135	$450,806

The following table presents, as of September 30, 2020, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	September 30, 2020
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$152,148	$151,455	$161,497
Interest rate swap counterparties	29,623	28,473	29,849
Repurchase agreements	204,034	194,374	204,034
Other	2,627	2,627	2,707
Total pledged securities	$388,432	$376,929	$398,087

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit rating. Credit ratings are reviewed and updated quarterly. The following table summarizes the amortized cost of held-to-maturity debt securities by credit rating at September 30, 2020 (in thousands):

	September 30, 2020
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$353,648	$500	$—	$354,148
Not Rated	341	23,371	2,754	48,521	74,987
	$341	$377,019	$3,254	$48,521	$429,135

The following table presents the activity in the allowance for credit losses for held-to-maturity debt securities by major type for the three and nine months ended September 30, 2020 (in thousands):

	For the Three Months Ended September 30, 2020
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses - securities
Beginning Balance	$—	$61	$41	$—	$102
(Recapture)/Provision for credit losses	—	(1)	1	—	—
Ending Balance	$—	$60	$42	$—	$102

	For the Nine Months Ended September 30, 2020
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses - securities
Beginning Balance	$—	$—	$—	$—	$—
Impact of adopting ASC 326	—	28	35	—	63
Provision for credit losses	—	32	7	—	39
Ending Balance	$—	$60	$42	$—	$102

Note 5: LOANS RECEIVABLE AND THE ALLOWANCE FOR CREDIT LOSSES - LOANS

As a result of the adoption of Financial Instruments - Credit Losses (Topic 326), effective January 1, 2020, the Company changed the segmentation of its loan portfolio based on the common risk characteristics used to measure the allowance for credit losses.  The following table presents the loans receivable at September 30, 2020 and December 31, 2019 by class (dollars in thousands). The presentation of loans receivable at December 31, 2019 has been updated to conform to the loan portfolio segmentation that became effective on January 1, 2020.

	September 30, 2020		December 31, 2019
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,049,877	10.3	$980,021	10.5%
Investment properties	1,991,258	19.6	2,024,988	21.8
Small balance CRE	597,971	5.9	613,484	6.6
Multifamily real estate	426,659	4.2	388,388	4.2
Construction, land and land development:
Commercial construction	220,285	2.2	210,668	2.3
Multifamily construction	291,105	2.9	233,610	2.5
One- to four-family construction	518,085	5.1	544,308	5.8
Land and land development	240,803	2.4	245,530	2.6
Commercial business:
Commercial business	2,343,619	23.1	1,364,650	14.7
Small business scored	763,824	7.5	772,657	8.3
Agricultural business, including secured by farmland	326,169	3.2	337,271	3.6
One- to four-family residential	771,431	7.6	925,531	9.9
Consumer:
Consumer—home equity revolving lines of credit	504,523	4.9	519,336	5.6
Consumer—other	118,308	1.1	144,915	1.6
Total loans	10,163,917	100.0	9,305,357	100.0%
Less allowance for credit losses - loans	(167,965)		(100,559)
Net loans	$9,995,952		$9,204,798

The presentation of loans receivable at December 31, 2019 in the table below is based on loan segmentation as presented in the 2019 Form 10-K.

	December 31, 2019
	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,580,650	17.0%
Investment properties	2,309,221	24.8
Multifamily real estate	473,152	5.1
Commercial construction	210,668	2.3
Multifamily construction	233,610	2.5
One- to four-family construction	544,308	5.8
Land and land development:
Residential	154,688	1.7
Commercial	26,290	0.3
Commercial business	1,693,824	18.2
Agricultural business, including secured by farmland	370,549	4.0
One- to four-family residential	945,622	10.2
Consumer:
Consumer secured by one- to four-family	550,960	5.8
Consumer—other	211,815	2.3
Total loans	9,305,357	100.0%
Less allowance for loan losses	(100,559)
Net loans	$9,204,798

Loan amounts are net of unearned loan fees in excess of unamortized costs of $31.7 million as of September 30, 2020 and $438,000 as of December 31, 2019. Net loans include net discounts on acquired loans of $17.9 million and $25.0 million as of September 30, 2020 and December 31, 2019, respectively. Net loans does not include accrued interest receivable. Accrued interest receivable on loans was $39.2 million as of September 30, 2020 and $31.8 million as of December 31, 2019 and was reported in accrued interest receivable on the consolidated statements of financial condition.

Purchased credit-deteriorated and purchased non-credit-deteriorated loans. Loans acquired in business combinations are recorded at their fair value at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-deteriorated (PCD) or purchased non-credit-deteriorated. There were no PCD loans acquired for the three and nine months ended September 30, 2020.
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
The following table presents the changes in the accretable yield for PCI loans for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Balance, beginning of period	$4,743	$5,216
Accretion to interest income	(423)	(1,372)
Reclassifications from non-accretable difference	11	487
Balance, end of period	$4,331	$4,331

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

(1)Includes loans without an allowance reserve that had been individually evaluated for impairment and that evaluation concluded that no reserve was needed, and $13.5 million of homogeneous and small balance loans, as of December 31, 2019, that were collectively evaluated for impairment for which a general reserve was established.
(2)Loans with a specific allowance reserve were individually evaluated for impairment using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals less costs to sell to establish realizable value.

The following table summarizes our average recorded investment and interest income recognized on impaired loans by loan class for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate:
Owner-occupied	$3,067	$—	$3,197	$4
Investment properties	2,707	10	4,406	108
Multifamily real estate	58	—	19	—
Commercial construction	439	—	1,006	—
One- to four-family construction	1,489	11	1,138	12
Land and land development:
Residential	673	—	696	—
Commercial business	3,737	9	3,767	20
Agricultural business/farmland	3,250	25	4,319	81
One- to four-family residential	6,555	49	6,484	171
Consumer:
Consumer secured by one- to four-family	2,744	6	2,645	14
Consumer—other	387	1	359	3
	$25,106	$111	$28,036	$413

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

As of September 30, 2020 and December 31, 2019, the Company had TDRs of $10.4 million and $8.0 million, respectively, and commitments to advance additional funds related to TDRs up to $1.3 million and none, respectively.

The following table presents new TDRs that occurred during the three and nine months ended September 30, 2020 and September 30, 2019 (dollars in thousands):

	Three Months Ended September 30, 2020			Nine months ended September 30, 2020
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Recorded Investment
Commercial business:
Commercial business	—	$—	$—	2	$4,796	$4,796
Total	—	$—	$—	2	$4,796	$4,796

	Three Months Ended September 30, 2019			Nine months ended September 30, 2019
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Recorded Investment
Commercial real estate
Investment properties	—	$—	$—	1	$1,090	$1,090
Commercial business:
Commercial business	—	—	—	1	160	160
Agricultural business/farmland	—	—	—	1	596	596
	—	$—	$—	3	$1,846	$1,846

There were no TDRs which incurred a payment default within twelve months of the restructure date during the three and nine-month periods ended September 30, 2020 and 2019. A default on a TDR results in either a transfer to nonaccrual status or a partial charge-off, or both.

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

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  The Company’s risk-rating and loan grading policies are reviewed and approved annually. There were no material changes in the risk-rating or loan grading system for the periods presented.

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

The following tables present the Company’s portfolio of risk-rated loans by grade as of September 30, 2020 (in thousands). Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination.

	September 30, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$184,182	$166,817	$165,634	$124,766	$93,179	$228,160	$3,159	$965,897
Special Mention	—	—	1,369	2,285	—	1,616	149	5,419
Substandard	5,661	24,638	1,670	2,443	14,055	30,094	—	78,561
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$189,843	$191,455	$168,673	$129,494	$107,234	$259,870	$3,308	$1,049,877

Commercial real estate - investment properties
Risk Rating
Pass	$190,298	$267,544	$309,233	$212,385	$281,543	$523,930	$21,201	$1,806,134
Special Mention	—	2,153	—	—	3,377	4,444	—	9,974
Substandard	12,652	10,245	23,729	59,100	26,502	38,421	4,501	175,150
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$202,950	$279,942	$332,962	$271,485	$311,422	$566,795	$25,702	$1,991,258

Multifamily real estate
Risk Rating
Pass	$62,552	$68,649	$39,634	$106,938	$45,049	$102,426	$1,411	$426,659
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$62,552	$68,649	$39,634	$106,938	$45,049	$102,426	$1,411	$426,659

	September 30, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Commercial construction
Risk Rating
Pass	$38,631	$106,658	$43,010	$6,102	$2,183	$1,143	$—	$197,727
Special Mention	698	—	—	—	—	—	—	698
Substandard	11,899	3,548	4,868	1,447	98	—	—	21,860
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$51,228	$110,206	$47,878	$7,549	$2,281	$1,143	$—	$220,285

Multifamily construction
Risk Rating
Pass	$62,271	$144,695	$69,367	$14,772	$—	$—	$—	$291,105
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$62,271	$144,695	$69,367	$14,772	$—	$—	$—	$291,105

One- to four- family construction
Risk Rating
Pass	$404,805	$87,377	$—	$—	$—	$—	$12,058	$504,240
Special Mention	9,121	623	—	—	—	—	630	10,374
Substandard	3,139	332	—	—	—	—	—	3,471
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$417,065	$88,332	$—	$—	$—	$—	$12,688	$518,085

	September 30, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Land and land development
Risk Rating
Pass	$113,268	$65,773	$22,930	$7,930	$6,773	$5,404	$15,137	$237,215
Special Mention	—	—	—	—	—	—	—	—
Substandard	14	31	3,050	191	—	302	—	3,588
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$113,282	$65,804	$25,980	$8,121	$6,773	$5,706	$15,137	$240,803

Commercial business
Risk Rating
Pass	$1,304,667	$263,730	$217,169	$81,266	$42,319	$78,112	$256,590	$2,243,853
Special Mention	2,071	502	8,786	834	—	43	1,142	13,378
Substandard	9,193	11,780	22,307	6,080	1,228	463	35,337	86,388
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$1,315,931	$276,012	$248,262	$88,180	$43,547	$78,618	$293,069	$2,343,619

Agricultural business including secured by farmland
Risk Rating
Pass	$27,358	$60,931	$32,786	$24,415	$24,473	$30,603	$113,813	$314,379
Special Mention	—	—	—	810	—	537	—	1,347
Substandard	1,548	3,016	901	332	676	1,581	2,389	10,443
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business including secured by farmland	$28,906	$63,947	$33,687	$25,557	$25,149	$32,721	$116,202	$326,169

The following table presents the Company’s portfolio of non-risk-rated loans by delinquency status as of September 30, 2020 (in thousands). Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination.

	September 30, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Small balance CRE
Past Due Category
Current	$42,396	$81,636	$89,270	$78,727	$75,123	$225,523	$2,864	$595,539
30-59 Days Past Due	—	241	—	—	—	369	—	610
60-89 Days Past Due	—	—	—	622	—	—	—	622
90 Days + Past Due	—	—	—	185	—	1,015	—	1,200
Total Small balance CRE	$42,396	$81,877	$89,270	$79,534	$75,123	$226,907	$2,864	$597,971

Small business scored
Past Due Category
Current	$128,596	$154,666	$138,279	$100,654	$51,378	$70,986	$113,452	$758,011
30-59 Days Past Due	844	400	207	643	2	240	155	2,491
60-89 Days Past Due	224	35	767	63	—	151	58	1,298
90 Days + Past Due	85	106	588	713	172	250	110	2,024
Total Small business scored	$129,749	$155,207	$139,841	$102,073	$51,552	$71,627	$113,775	$763,824

One- to four- family residential
Past Due Category
Current	$68,277	$100,406	$105,335	$124,930	$65,906	$297,086	$3,880	$765,820
30-59 Days Past Due	—	35	—	—	—	195	—	230
60-89 Days Past Due	299	2	241	480	—	727	—	1,749
90 Days + Past Due	—	—	1,012	512	—	2,108	—	3,632
Total One- to four- family residential	$68,576	$100,443	$106,588	$125,922	$65,906	$300,116	$3,880	$771,431

	September 30, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$12,696	$1,983	$2,515	$3,176	$1,665	$2,945	$476,385	$501,365
30-59 Days Past Due	—	—	—	44	—	84	745	873
60-89 Days Past Due	—	—	—	—	—	14	201	215
90 Days + Past Due	—	100	54	564	329	321	702	2,070
Total Consumer—home equity revolving lines of credit	$12,696	$2,083	$2,569	$3,784	$1,994	$3,364	$478,033	$504,523

Consumer-other
Past Due Category
Current	$15,111	$16,716	$16,158	$13,500	$10,013	$20,774	$25,571	$117,843
30-59 Days Past Due	18	23	2	5	37	35	63	183
60-89 Days Past Due	44	33	—	148	—	2	26	253
90 Days + Past Due	—	—	24	—	5	—	—	29
Total Consumer-other	$15,173	$16,772	$16,184	$13,653	$10,055	$20,811	$25,660	$118,308

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

The following table provides the amortized cost basis of collateral-dependent loans as of September 30, 2020 (in thousands). Our collateral dependent loans presented in the table below have no significant concentrations by property type or location. The table below includes one commercial business banking relationship with a balance of $6.6 million.

	September 30, 2020
	Real Estate	Accounts Receivable	Equipment	Inventory	Total
Commercial real estate:
Owner-occupied	$1,101	$—	$—	$—	$1,101
Investment properties	3,914	—	—	—	3,914
Small Balance CRE	1,206	—	—	—	1,206
Land and land development	302	—	—	—	302
Commercial business
Commercial business	2,536	2,756	2,970	652	8,914
Small business Scored	46	—	48	—	94
Agricultural business, including secured by farmland	427	—	994	—	1,421
One- to four-family residential	195	—	—	—	195
Total	$9,727	$2,756	$4,012	$652	$17,147

The following tables provide additional detail on the age analysis of the Company’s past due loans as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$100	$—	$1,687	$1,787	$1,048,090	$1,049,877	$1,101	$2,067	$—
Investment properties	5,902	98	2,919	8,919	1,982,339	1,991,258	3,914	3,914	—
Small Balance CRE	610	622	1,200	2,432	595,539	597,971	1,206	1,843	—
Multifamily real estate	—	—	—	—	426,659	426,659	—	—	—
Construction, land and land development:
Commercial construction	—	—	99	99	220,186	220,285	—	98	—
Multifamily construction	—	—	—	—	291,105	291,105	—	—	—
One- to four-family construction	441	422	—	863	517,222	518,085	—	331	—
Land and land development	—	—	508	508	240,295	240,803	302	508	—
Commercial business
Commercial business	485	3,640	1,661	5,786	2,337,833	2,343,619	7,468	12,143	225
Small business scored	2,491	1,298	2,024	5,813	758,011	763,824	93	2,724	200
Agricultural business, including secured by farmland	—	—	2,023	2,023	324,146	326,169	1,422	2,066	—
One- to four-family residential	230	1,749	3,632	5,611	765,820	771,431	181	2,978	2,649
Consumer:
Consumer—home equity revolving lines of credit	873	215	2,070	3,158	501,365	504,523	—	2,835	175
Consumer—other	183	253	29	465	117,843	118,308	—	61	6
Total	$11,315	$8,297	$17,852	$37,464	$10,126,453	$10,163,917	$15,687	$31,568	$3,255

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Total Non-accrual (1)
Commercial real estate:
Owner-occupied	$486	$1,246	$2,889	$4,621	$8,578	$1,567,451	$1,580,650	$89	$4,069
Investment properties	—	260	1,883	2,143	6,345	2,300,733	2,309,221	—	1,883
Multifamily real estate	239	91	—	330	7	472,815	473,152	—	85
Commercial construction	1,397	—	98	1,495	—	209,173	210,668	—	98
Multifamily construction	—	—	—	—	—	233,610	233,610	—	—
One-to-four-family construction	3,212	—	1,799	5,011	—	539,297	544,308	332	1,467
Land and land development:
Residential	—	—	340	340	—	154,348	154,688	—	340
Commercial	—	—	—	—	—	26,290	26,290	—	—
Commercial business	2,343	1,583	3,412	7,338	368	1,686,118	1,693,824	401	23,015
Agricultural business, including secured by farmland	1,972	129	584	2,685	393	367,471	370,549	—	661
One-to four-family residential	3,777	1,088	2,876	7,741	74	937,807	945,622	877	3,410
Consumer:
Consumer secured by one- to four-family	1,174	327	1,846	3,347	110	547,503	550,960	398	2,314
Consumer—other	350	161	—	511	63	211,241	211,815	—	159
Total	$14,950	$4,885	$15,727	$35,562	$15,938	$9,253,857	$9,305,357	$2,097	$37,501

(1)     The Company did not recognize any interest income on non-accrual loans during both the nine months ended September 30, 2020 and the year ended December 31, 2019.

The following tables provide the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2020 (in thousands):

	For the Three Months Ended September 30, 2020
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$53,166	$3,504	$36,916	$33,870	$4,517	$12,746	$11,633	$—	$156,352
Provision/(recapture) for credit losses	6,895	(248)	2,561	2,550	1,026	100	757	—	13,641
Recoveries	23	—	—	246	—	94	82	—	445
Charge-offs	(379)	—	—	(1,297)	(492)	(72)	(233)	—	(2,473)
Ending balance	$59,705	$3,256	$39,477	$35,369	$5,051	$12,868	$12,239	$—	$167,965

	For the Nine Months Ended September 30, 2020
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$30,591	$4,754	$22,994	$23,370	$4,120	$4,136	$8,202	$2,392	$100,559
Impact of Adopting ASC 326	(2,864)	(2,204)	2,515	3,010	(351)	7,125	2,973	(2,392)	7,812
Provision for credit losses	32,213	772	13,963	14,402	64	1,470	1,994	—	64,878
Recoveries	244	—	105	821	1,772	273	238	—	3,453
Charge-offs	(479)	(66)	(100)	(6,234)	(554)	(136)	(1,168)	—	(8,737)
Ending balance	$59,705	$3,256	$39,477	$35,369	$5,051	$12,868	$12,239	$—	$167,965

The changes in the allowance for credit losses during the three and nine months ended September 30, 2020 were primarily the result of the $13.6 million provision for credit losses recorded during the current quarter and the $64.9 million provision recording during the nine months ended September 30, 2020, mostly due to the deterioration in the economy during the current quarter and nine months ended September 30, 2020 as a result of the COVID-19 pandemic, as well as forecasted additional economic deterioration based on the reasonable and supportable economic forecast as of September 30, 2020. The current quarter provision for credit losses also reflects risk rating downgrades on loans that are considered at heightened risk due to the COVID-19 pandemic. In addition, the change for the nine months ended September 30, 2020 included a $7.8 million increase related to the adoption of Financial Instruments - Credit Losses (Topic 326).

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the three and nine months ended September 30, 2019 (in thousands):

	For the Three Months Ended September 30, 2019
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$26,730	$4,344	$23,554	$19,557	$3,691	$4,701	$8,452	$7,225	$98,254
Provision/(recapture) for loan losses	1,992	(61)	(1,141)	3,027	943	(175)	258	(2,843)	2,000
Recoveries	107	—	156	162	2	129	154	—	710
Charge-offs	(314)	—	—	(1,599)	(741)	(86)	(423)	—	(3,163)
Ending balance	$28,515	$4,283	$22,569	$21,147	$3,895	$4,569	$8,441	$4,382	$97,801

	For the Nine Months Ended September 30, 2019
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$27,132	$3,818	$24,442	$19,438	$3,778	$4,714	$7,972	$5,191	$96,485
Provision/(recapture) for loan losses	2,244	465	(2,081)	4,300	987	(461)	1,355	(809)	6,000
Recoveries	277	—	208	400	37	402	487	—	1,811
Charge-offs	(1,138)	—	—	(2,991)	(907)	(86)	(1,373)	—	(6,495)
Ending balance	$28,515	$4,283	$22,569	$21,147	$3,895	$4,569	$8,441	$4,382	$97,801

	September 30, 2019
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$60	$—	$—	$48	$132	$42	$6	$—	$288
Collectively evaluated for impairment	28,455	4,283	22,569	21,078	3,710	4,527	8,435	4,382	97,439
Purchased credit-impaired loans	—	—	—	21	53	—	—	—	74
Total allowance for loan losses	$28,515	$4,283	$22,569	$21,147	$3,895	$4,569	$8,441	$4,382	$97,801

Loan balances:
Individually evaluated for impairment	$4,246	$—	$1,220	$618	$2,282	$3,745	$241	$—	$12,352
Collectively evaluated for impairment	3,598,482	399,808	1,083,083	1,618,366	387,827	943,653	779,222	—	8,810,441
Purchased credit impaired loans	11,513	6	—	407	396	77	176	—	12,575
Total loans	$3,614,241	$399,814	$1,084,303	$1,619,391	$390,505	$947,475	$779,639	$—	$8,835,368

Note 6:  REAL ESTATE OWNED, NET

The following table presents the changes in REO for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance, beginning of the period	$2,400	$2,513	$814	$2,611
Additions from loan foreclosures	—	48	1,588	109
Proceeds from dispositions of REO	(707)	(2,333)	(805)	(2,483)
Gain (loss) on sale of REO	120	—	216	(9)
Valuation adjustments in the period	(18)	—	(18)	—
Balance, end of the period	$1,795	$228	$1,795	$228

REO properties are recorded at the estimated fair value of the property, less expected selling costs, establishing a new cost basis.  Subsequently, REO properties are carried at the lower of the new cost basis or updated fair market values, based on updated appraisals of the underlying properties, as received.  Valuation allowances on the carrying value of REO may be recognized based on updated appraisals or on management’s authorization to reduce the selling price of a property. The Company had $725,000 of foreclosed one- to four-family residential real estate properties held as REO at September 30, 2020 and $48,000 at December 31, 2019. The recorded investment in one- to four-family residential loans in the process of foreclosure was $403,000 at September 30, 2020 compared with $1.5 million at December 31, 2019.
Note 7:  GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At September 30, 2020, intangible assets are comprised of goodwill and CDI acquired in business combinations. Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed at least annually for impairment. Banner has identified one reporting unit for purposes of evaluating goodwill for impairment. At September 30, 2020, the Company completed its qualitative assessment of goodwill and concluded that it is more likely than not that the fair value of Banner, the reporting unit, exceeds the carrying value. If adverse economic conditions or the recent decrease in our stock price and market capitalization as a result of the COVID-19 pandemic were to be deemed sustained in the future rather than temporary, it may significantly affect the fair value of our goodwill and may trigger impairment charges.

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

The following table summarizes the changes in the Company’s goodwill and other intangibles for the nine months ended September 30, 2020 and the year ended December 31, 2019 (in thousands):

	Goodwill	CDI	LHI	Total
Balance, December 31, 2018	$339,154	$32,699	$225	$372,078
Additions through acquisitions(1)	33,967	4,610	—	38,577
Amortization	—	(8,151)	—	(8,151)
Adjustments(2)	—	—	(225)	(225)
Balance, December 31, 2019	373,121	29,158	—	402,279
Amortization	—	(5,867)	—	(5,867)
Balance, September 30, 2020	$373,121	$23,291	$—	$396,412
(1) The additions to Goodwill and CDI in 2019 relate to the acquisition of AltaPacific.
(2) The adjustment to LHI represents a reclassification to the right-of-use lease asset in connection with the implementation of Lease Topic 842.

The following table presents the estimated amortization expense with respect to CDI as of September 30, 2020 for the periods indicated (in thousands):

Estimated Amortization
Remainder of 2020	$1,865
2021	6,571
2022	5,317
2023	3,814
2024	2,659
Thereafter	3,065
$23,291

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge, which is recognized in servicing fee income within mortgage banking operations on the consolidated statement of operations.   However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the three and nine months ended September 30, 2020 and 2019, the Company did not record any impairment charges or recoveries against mortgage servicing rights. The unpaid principal balance for loans which mortgage servicing rights have been recorded totaled $2.61 billion and $2.48 billion at September 30, 2020 and December 31, 2019, respectively.  Custodial accounts maintained in connection with this servicing totaled $3.4 million and $12.0 million at September 30, 2020 and December 31, 2019, respectively.

An analysis of our mortgage servicing rights for the three and nine months ended September 30, 2020 and 2019 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance, beginning of the period	$14,424	$13,998	$14,148	$14,638
Additions—amounts capitalized	2,426	1,167	6,030	2,524
Additions—through purchase	40	36	141	105
Amortization (1)	(2,075)	(1,404)	(5,504)	(3,470)
Balance, end of the period (2)	$14,815	$13,797	$14,815	$13,797

(1)    Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income within mortgage banking operations and any unamortized balance is fully amortized if the loan repays in full.
(2)    There was no valuation allowance as of September 30, 2020 and 2019.

Note 8:  DEPOSITS

Deposits consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Non-interest-bearing accounts	$5,412,570	$3,945,000
Interest-bearing checking	1,434,224	1,280,003
Regular savings accounts	2,332,287	1,934,041
Money market accounts	2,120,908	1,769,194
Total interest-bearing transaction and saving accounts	5,887,419	4,983,238
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	723,225	936,940
Certificates of deposit greater than $250,000	192,127	183,463
Total certificates of deposit(1)	915,352	1,120,403
Total deposits	$12,215,341	$10,048,641
Included in total deposits:
Public fund transaction and savings accounts	$259,929	$244,418
Public fund interest-bearing certificates	54,219	35,184
Total public deposits	$314,148	$279,602
Total brokered deposits	$—	$202,884

(1)     Certificates of deposit include $101,000 and $269,000 of acquisition premiums at September 30, 2020 and December 31, 2019, respectively.

At September 30, 2020 and December 31, 2019, the Company had certificates of deposit of $197.6 million and $189.0 million, respectively, that were equal to or greater than $250,000.

Scheduled maturities and weighted average interest rates of certificates of deposit at September 30, 2020 are as follows (dollars in thousands):

	September 30, 2020
	Amount	Weighted Average Rate
Maturing in one year or less	$694,530	0.93%
Maturing after one year through two years	123,003	1.47
Maturing after two years through three years	71,727	1.25
Maturing after three years through four years	13,041	2.17
Maturing after four years through five years	10,999	1.31
Maturing after five years	2,052	1.00
Total certificates of deposit	$915,352	1.05%

Note 9:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2020 and December 31, 2019, whether or not measured at fair value in the Consolidated Statements of Financial Condition (dollars in thousands):

		September 30, 2020		December 31, 2019
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$705,538	$705,538	$307,735	$307,735
Securities—trading	3	23,276	23,276	25,636	25,636
Securities—available-for-sale	2	1,758,384	1,758,384	1,551,557	1,551,557
Securities—held-to-maturity	2	426,380	448,051	233,241	234,952
Securities—held-to-maturity	3	2,755	2,755	2,853	2,853
Loans held for sale	2	185,938	186,544	210,447	210,670
Loans receivable	3	10,163,917	10,091,600	9,305,357	9,304,340
Equity securities	1	450,255	450,255	—	—
FHLB stock	3	16,363	16,363	28,342	28,342
Bank-owned life insurance	1	191,755	191,755	192,088	192,088
Mortgage servicing rights	3	14,815	17,954	14,148	22,611
Derivatives:
Interest rate swaps	2	43,506	43,506	15,202	15,202
Interest rate lock and forward sales commitments	2,3	10,473	10,473	1,108	1,108
Liabilities:
Demand, interest checking and money market accounts	2	8,967,702	8,967,702	6,994,197	6,994,197
Regular savings	2	2,332,287	2,332,287	1,934,041	1,934,041
Certificates of deposit	2	915,352	921,332	1,120,403	1,117,921
FHLB advances	2	150,000	153,661	450,000	452,720
Other borrowings	2	176,983	176,983	118,474	118,474
Subordinated notes, net	3	98,114	98,114	—	—
Junior subordinated debentures	3	109,821	109,821	119,304	119,304
Derivatives:
Interest rate swaps	2	23,927	23,927	10,966	10,966
Interest rate lock and forward sales commitments	2	1,510	1,510	674	674

The Company measures and discloses certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (that is, not a forced liquidation or distressed sale). GAAP establishes a consistent framework for measuring fair value and disclosure requirements about fair value measurements. Among other things, the accounting standard requires the reporting entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s estimates for market assumptions. These two types of inputs create the following fair value hierarchy:

•Level 1 – Quoted prices in active markets for identical instruments. An active market is a market in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

•Level 2 – Observable inputs other than Level 1 including quoted prices in active markets for similar instruments, quoted prices in less active markets for identical or similar instruments, or other observable inputs that can be corroborated by observable market data.

•Level 3 – Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs from non-binding single dealer quotes not corroborated by observable market data.

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (Trust Preferred Securities)	$—	$—	$23,276	$23,276

Securities—available-for-sale
U.S. Government and agency obligations	—	169,913	—	169,913
Municipal bonds	—	272,408	—	272,408
Corporate bonds	—	55,971	—	55,971
Mortgage-backed or related securities	—	1,250,500	—	1,250,500
Asset-backed securities	—	9,592	—	9,592
	—	1,758,384	—	1,758,384

Loans held for sale	—	152,996	—	152,996
Equity securities	450,255	—	—	450,255

Derivatives
Interest rate swaps	—	43,506	—	43,506
Interest rate lock and forward sales commitments	—	2,019	8,454	10,473
	$450,255	$1,956,905	$31,730	$2,438,890

Liabilities:
Junior subordinated debentures	$—	$—	$109,821	$109,821
Derivatives
Interest rate swaps	—	23,927	—	23,927
Interest rate lock and forward sales commitments	—	1,510	—	1,510
	$—	$25,437	$109,821	$135,258

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (Trust Preferred Securities)	$—	$—	$25,636	$25,636

Securities—available-for-sale
U.S. Government and agency obligations	—	89,598	—	89,598
Municipal bonds	—	107,157	—	107,157
Corporate bonds	—	4,365	—	4,365
Mortgage-backed securities	—	1,342,311	—	1,342,311
Asset-backed securities	—	8,126	—	8,126
	—	1,551,557	—	1,551,557

Loans held for sale	—	199,397	—	199,397

Derivatives
Interest rate swaps	—	15,202	—	15,202
Interest rate lock and forward sales commitments	—	317	791	1,108
	$—	$1,766,473	$26,427	$1,792,900

Liabilities:
Junior subordinated debentures, net of unamortized deferred issuance costs	$—	$—	$119,304	$119,304
Derivatives
Interest rate swaps	—	10,966	—	10,966
Interest rate lock and forward sales commitments	—	674	—	674
	$—	$11,640	$119,304	$130,944

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

Equity Securities: Equity securities at September 30, 2020 are invested in a money market mutual fund. The fair value of these securities are based on daily quoted market prices.

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2020 and December 31, 2019.  The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for certain of the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and non-recurring basis at September 30, 2020 and December 31, 2019:

			Weighted Average Rate / Range
Financial Instruments	Valuation Techniques	Unobservable Inputs	September 30, 2020	December 31, 2019
Corporate bonds (TPS securities)	Discounted cash flows	Discount rate	4.73%	5.91%
Junior subordinated debentures	Discounted cash flows	Discount rate	4.73%	5.91%
Loans individually evaluated	Collateral valuations	Discount to appraised value	0.0% to 20.0%	0.0% to 20.0%
REO	Appraisals	Discount to appraised value	48.52%	58.50%
Interest rate lock commitments	Pricing model	Pull-through rate	87.05%	89.61%

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

Junior subordinated debentures: Similar to the TPS securities discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner’s credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of September 30, 2020, or the passage of time, will result in negative fair value adjustments. At September 30, 2020, the discount rate utilized was based on a credit spread of 450 basis points and three-month LIBOR of 23 basis points.

Interest rate lock commitments: The fair value of the interest rate lock commitments is based on secondary market sources adjusted for an estimated pull-through rate. The pull-through rate is based on historical loan closing rates for similar interest rate lock commitments. An increase or decrease in the pull-through rate would have a corresponding, positive or negative fair value adjustment.

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2020
	Level 3 Fair Value Inputs			Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest rate lock and forward sales commitments	TPS Securities	Borrowings— Junior Subordinated Debentures	Interest rate lock and forward sales commitments
Beginning balance	$23,239	$109,613	$5,816	$25,636	$119,304	$791
Total gains or losses recognized
Assets gains (losses)	37	—	2,638	(2,360)	—	7,663
Liabilities losses (gains)	—	208	—	—	(9,483)	—
Ending balance at September 30, 2020	$23,276	$109,821	$8,454	$23,276	$109,821	$8,454

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
	Level 3 Fair Value Inputs			Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest rate lock and forward sales commitments	TPS Securities	Borrowings— Junior Subordinated Debentures	Interest rate lock and forward sales commitments
Beginning balance	$25,741	$113,621	$1,373	$25,896	$114,091	$273
Total gains or losses recognized
Assets (losses) gains	(69)	—	33	(224)	—	1,133
Liabilities gains	—	(204)	—	—	(674)	—
Ending balance at September 30, 2019	$25,672	$113,417	$1,406	$25,672	$113,417	$1,406

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

Items Measured at Fair Value on a Non-recurring Basis:

The following tables present financial assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$12,131	$12,131
REO	—	—	1,795	1,795

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$14,853	$14,853
REO	—	—	814	814

The following table presents the losses resulting from non-recurring fair value adjustments for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Loans individually evaluated	$(492)	$—	$(2,492)	$(425)
REO	—	—	—	—
Total loss from non-recurring measurements	$(492)	$—	$(2,492)	$(425)

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

As of September 30, 2020, the Company had $275,000 of unrecognized tax benefits for uncertain tax positions, none of which would materially affect the effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense. The Company files consolidated income tax returns in the U.S. federal jurisdiction and in the Oregon, California, Utah, Idaho and Montana state jurisdictions.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Tax credit investments	$34,113	$29,620
Unfunded commitments—tax credit investments	20,572	20,235

The following table presents other information related to the Company's tax credit investments for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Tax credits and other tax benefits recognized	$981	$494	$2,943	$1,482
Tax credit amortization expense included in provision for income taxes	849	405	2,507	1,215

Note 11:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings per share data for the three and nine months ended September 30, 2020 and 2019 (in thousands, except shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$36,548	$39,577	$76,971	$112,623

Basic weighted average shares outstanding	35,193,109	34,407,462	35,285,567	34,760,607
Plus unvested restricted stock	123,570	90,532	239,204	89,399
Diluted weighted shares outstanding	35,316,679	34,497,994	35,524,771	34,850,006
Earnings per common share
Basic	$1.04	$1.15	$2.18	$3.24
Diluted	$1.03	$1.15	$2.17	$3.23

Note 12:  STOCK-BASED COMPENSATION PLANS

The Company operates the following stock-based compensation plans as approved by its shareholders:
•2014 Omnibus Incentive Plan (the 2014 Plan).
•2018 Omnibus Incentive Plan (the 2018 Plan).

The purpose of these plans is to promote the success and enhance the value of the Company by providing a means for attracting and retaining highly skilled employees, officers and directors of Banner Corporation and its affiliates and linking their personal interests with those of the Company’s shareholders. Under these plans the Company currently has outstanding restricted stock share grants and restricted stock unit grants.

2014 Omnibus Incentive Plan

The 2014 Plan was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of September 30, 2020, 299,937 restricted stock shares and 407,131 restricted stock units have been granted under the 2014 Plan of which 296,633 restricted stock shares and 172,036 restricted stock units have vested.

2018 Omnibus Incentive Plan

The 2018 Plan was approved by shareholders on April 24, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of common stock for issuance under the 2018 Plan in connection with the exercise of awards. As of September 30, 2020, no shares and 362,514 restricted stock units have been granted under the 2018 Plan none of which have vested.

The expense associated with all restricted stock grants (including restricted stock shares and restricted stock units) was $2.5 million and $6.9 million for the three and nine month periods ended September 30, 2020 and was $1.6 million and $5.1 million for the three and nine month periods ended September 30, 2019, respectively. Unrecognized compensation expense for these awards as of September 30, 2020 was $15.5 million and will be amortized over the next 2.83 years.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	September 30, 2020	December 31, 2019
Commitments to extend credit	$3,144,860	$3,051,681
Standby letters of credit and financial guarantees	15,677	14,298
Commitments to originate loans	114,040	39,676
Risk participation agreement	40,968	41,022

Derivatives also included in Note 14:
Commitments to originate loans held for sale	282,025	66,196
Commitments to sell loans secured by one- to four-family residential properties	109,994	70,895
Commitments to sell securities related to mortgage banking activities	259,000	239,320

In addition to the commitments disclosed in the table above, the Company is committed to funding its’ unfunded tax credit investments (see Note 10, Income Taxes). During 2019, the Company entered into an agreement to invest $10 million in a limited partnership. The Company had funded $1.8 million of the commitment, with $8.2 million of the commitment remaining to be funded at September 30, 2020, compared to $467,000 of the commitment funded, with $9.5 million to be funded at December 31, 2019.

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. The type of collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company’s allowance for credit losses - unfunded loan commitments at September 30, 2020 and December 31, 2019 was $12.1 million and $2.7 million, respectively.

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Company then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans required a lock extension. The cost of a lock extension at times was borne by the customer and at times by the Company. These lock extension costs have not had a material impact to the Company’s operations. The Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during the three and nine months ended September 30, 2020 or September 30, 2019. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Banks hold a security interest.  Based upon the information known to management at this time, the Company and the Banks are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at September 30, 2020.

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

The Company’s predominant derivative and hedging activities involve interest rate swaps related to certain term loans and forward sales contracts associated with mortgage banking activities. Generally, these instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that economic value or net interest income will be adversely affected by fluctuations in external factors such as market-driven interest rates and prices or other economic factors.

Derivatives Designated in Hedge Relationships

The Company’s fixed-rate loans result in exposure to losses in value or net interest income as interest rates change. The risk management objective for hedging fixed-rate loans is to effectively convert the fixed-rate received to a floating rate. The Company has hedged exposure to changes in the fair value of certain fixed-rate loans through the use of interest rate swaps. For a qualifying fair value hedge, changes in the value of the derivatives are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged.

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

As of September 30, 2020 and December 31, 2019, the notional values or contractual amounts and fair values of the Company’s derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2020		December 31, 2019		September 30, 2020		December 31, 2019
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$427	$15	$3,567	$220	$427	$15	$3,567	$220

(1)    Included in Loans receivable on the consolidated statements of financial condition.
(2)    Included in Other liabilities on the consolidated statements of financial condition.

Derivatives Not Designated in Hedge Relationships

Interest Rate Swaps: Banner Bank uses an interest rate swap program for commercial loan customers that provides the client with a variable-rate loan and enters into an interest rate swap in which the client receives a variable-rate payment in exchange for a fixed-rate payment. The

Bank offsets its risk exposure by entering into an offsetting interest rate swap with a dealer counterparty for the same notional amount and length of term as the client interest rate swap providing the dealer counterparty with a fixed-rate payment in exchange for a variable-rate payment. These swaps do not qualify as designated hedges; therefore, each swap is accounted for as a free standing derivative.

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

As of September 30, 2020 and December 31, 2019, the notional values or contractual amounts and fair values of the Company’s derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2020		December 31, 2019		September 30, 2020		December 31, 2019
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$419,497	$43,491	$371,957	$14,982	$419,497	$23,912	$371,957	$10,746
Mortgage loan commitments	224,834	8,454	50,755	791	79,412	516	65,855	190
Forward sales contracts	109,994	2,019	70,895	317	259,000	994	239,320	484
	$754,325	$53,964	$493,607	$16,090	$757,909	$25,422	$677,132	$11,420

(1)Included in Other assets on the consolidated statements of financial condition, with the exception of certain interest swaps and mortgage loan commitments (with a fair value of $1.5 million at September 30, 2020 and $347,000 at December 31, 2019), which are included in Loans receivable.
(2)Included in Other liabilities on the consolidated statements of financial condition.

Gains (losses) recognized in income on derivatives not designated in hedge relationships for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Location on Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Mortgage loan commitments	Mortgage banking operations	$2,639	$(80)	$7,664	$1,020
Forward sales contracts	Mortgage banking operations	258	47	(779)	(195)
		$2,897	$(33)	$6,885	$825

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at September 30, 2020 or December 31, 2019, it could have been required to settle its obligations under the agreements at the termination value. As of September 30, 2020 and December 31, 2019, the termination value of derivatives in a net liability position related to these agreements was $54.9 million and $15.2 million, respectively. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $45.4 million and $28.1 million as of September 30, 2020 and December 31, 2019, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable. In addition, some of interest rate swap derivatives between Banner Bank and the dealer counterparties are cleared through central clearing houses. These clearing houses characterize the variation margin payments as settlements of the derivative's market exposure and not as collateral. The variation margin is treated as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative liability. As of September 30, 2020 and December 31, 2019, the variation margin adjustment was a negative adjustment of $19.7 million and $4.3 million, respectively.

The following tables present additional information related to the Company’s derivative contracts, by type of financial instrument, as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$43,506	$—	$43,506	$—	$—	$43,506
	$43,506	$—	$43,506	$—	$—	$43,506

Derivative liabilities
Interest rate swaps	$43,653	$(19,726)	$23,927	$—	$(23,730)	$197
	$43,653	$(19,726)	$23,927	$—	$(23,730)	$197

	December 31, 2019
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$15,242	$(40)	$15,202	$—	$—	$15,202
	$15,242	$(40)	$15,202	$—	$—	$15,202

Derivative liabilities
Interest rate swaps	$15,242	$(4,276)	$10,966	$—	$(15,209)	$(4,243)
	$15,242	$(4,276)	$10,966	$—	$(15,209)	$(4,243)

NOTE 15: REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue:

Deposit fees and other service charges for the three and nine months ended September 30, 2020 and 2019 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Deposit service charges	$3,904	$4,931	$12,269	$14,347
Debit and credit card interchange fees	5,207	5,480	14,762	22,682
Debit and credit card expense	(2,134)	(1,991)	(6,272)	(6,389)
Merchant services income	3,584	3,659	9,252	9,860
Merchant services expense	(2,839)	(2,960)	(7,378)	(7,941)
Other service charges	1,020	1,212	3,458	4,436
Total deposit fees and other service charges	$8,742	$10,331	$26,091	$36,995

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

Debit and credit card interchange income and expenses

Debit and credit card interchange income represent fees earned when a debit or credit card issued by the Banks is used to purchase goods or services at a merchant. The merchant’s bank pays the Banks a default interchange rate set by MasterCard on a transaction by transaction basis. The merchant acquiring bank can stop accepting the Banks’ cards at any time and the Banks can stop further use of cards issued by them at any time. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the Banks cardholders’ card. Direct expenses associated with the credit and debit card are recorded as a net reduction against the interchange income.

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

NOTE 16: LEASES

The Company leases 104 buildings and offices under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Lease Position as of September 30, 2020 and December 31, 2019

The table below presents the lease right-of-use assets and lease liabilities recorded on the balance sheet at September 30, 2020 and December 31, 2019 (dollars in thousands):

	Classification on the Balance Sheet	September 30, 2020	December 31, 2019
Assets
Operating right-of-use lease assets	Other assets	$58,114	$61,766

Liabilities
Operating lease liabilities	Accrued expenses and other liabilities	$61,869	$65,818

Weighted-average remaining lease term
Operating leases	5.9 years	6.2 years

Weighted-average discount rate
Operating leases	3.4%	3.7%

Lease Costs

The table below presents certain information related to the lease costs for operating leases for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost (1)	$4,104	$3,818	$12,517	$11,650
Short-term lease cost (1)	28	62	78	284
Variable lease cost (1)	619	623	2,169	1,751
Less sublease income (1)	(235)	(228)	(716)	(696)
Total lease cost	$4,516	$4,275	$14,048	$12,989

(1)Lease expenses and sublease income are classified within occupancy and equipment expense on the Consolidated Statements of Operations.

Supplemental Cash Flow Information

Operating cash flows paid for operating lease amounts included in the measurement of lease liabilities were $4.1 million and $12.5 million for the three and nine months ended September 30, 2020 and were $3.8 million and $11.5 million for the three and nine months ended September 30, 2019, respectively. The Company recorded right-of-use lease assets in exchange for operating lease liabilities of $4.1 million and $7.6 million for the three and nine months ended September 30, 2020 and of $8.8 million and $72.5 million for the three and nine months ended September 30, 2019, respectively.

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the next five years beginning with 2020 and the total of the remaining years to the operating lease liabilities recorded on the Consolidated Statements of Financial Position (in thousands):

Operating Leases
Remainder of 2020	$4,147
2021	15,739
2022	12,830
2023	9,813
2024	7,848
Thereafter	18,012
Total minimum lease payments	68,389
Less: amount of lease payments representing interest	(6,520)
Lease obligations	$61,869

As of September 30, 2020 and December 31, 2019, the Company had no undiscounted lease payments under an operating lease that had not yet commenced.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington which owns two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of September 30, 2020, it had 167 branch offices and 18 loan production offices located in Washington, Oregon, California, Idaho and Utah.  Islanders Bank is a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  On July 22, 2020, Banner announced plans to merge Islanders Bank into Banner Bank, regulatory approvals for the merger was received in October 2020, and the merger is expected to be completed in the first quarter of 2021. Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (the FDIC).  As of September 30, 2020, we had total consolidated assets of $14.64 billion, total loans of $10.16 billion, total deposits of $12.22 billion and total shareholders’ equity of $1.65 billion.

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

Banner Corporation’s successful execution of its super community bank model and strategic initiatives have delivered solid core operating results and profitability. Highlights of this success have included solid asset quality, client acquisition and account growth, which have resulted in increased core deposit balances and strong revenue generation while maintaining the Company’s moderate risk profile.

Our financial results for the quarter ended September 30, 2020 reflect the impact of the COVID-19 pandemic which resulted in a substantial reduction in business activity or the closing of businesses in all the western states in which Banner operates. Banner is continuing to offer payment and financial relief programs for borrowers impacted by COVID-19. These programs include initial loan payment deferrals or interest-only payments for up to 90 days, waived late fees, and, on a more limited basis, waived interest and temporarily suspended foreclosure proceedings. Deferred loans are re-evaluated at the end of the initial deferral period and will either return to the original loan terms or could be eligible for an additional deferral period for up to 90 days. In addition, Banner has entered into payment forbearance agreements with other customers for periods of up to six months. Year to date, Banner has deferred payment or waived interest on 3,370 loans totaling $1.09 billion. Through September 30, 2020 the deferral period had ended for approximately 78%, or $849.7 million of these loans, leaving $239.6 million still on deferral. Of the loans still on deferral, 107 loans totaling $160.4 million have received a second deferral. Since these loans were performing loans that were current on their payments prior to COVID-19, these modifications are not considered to be troubled debt restructurings through September 30, 2020 pursuant to applicable accounting and regulatory guidance. In addition, the U.S. Small Business Administration (SBA) provided assistance to small businesses impacted by COVID-19 through the Paycheck Protection Program (PPP), which is designed to provide near term relief to help small businesses sustain operations.  Banner offered small businesses loans to clients in its service area through this program.  As of September 30, 2020, Banner had funded 9,103 applications totaling $1.15 billion of loans in its service area through the PPP program. The deadline for PPP loan applications to the SBA was August 8, 2020. Banner is preparing to process applications for loan forgiveness in the fourth quarter of 2020. Banner will continue to assist small businesses with other borrowing options as they become available.

Banner has taken various steps to help protect customers and staff by limiting branch activities to appointment only and use of drive-up facilities, and by encouraging the use of digital and electronic banking channels, all the while adjusting for evolving State and Federal stay-at-home guidelines. In select markets on a test basis, Banner has begun taking steps to resume more normal branch activities with specific guidelines in place to provide for the safety of its clients and personnel. To further the well-being of staff and customers, Banner implemented measures to allow employees to work from home to the extent practicable. To facilitate this approach, Banner purchased additional computer equipment for staff and enhanced the Company’s network capabilities with several upgrades. These expenses plus other expenses incurred in response to the COVID-19 pandemic resulted in $778,000 of related costs during the quarter ended September 30, 2020.

For the quarter ended September 30, 2020, our net income was $36.5 million, or $1.03 per diluted share, compared to net income of $39.6 million, or $1.15 per diluted share, for the quarter ended September 30, 2019. The current quarter was positively impacted by an increase in the gain on sale spread on one- to four-family held for sale loans as well as decreased funding costs, which were primarily offset by increases in the provision for credit losses, deposit insurance expense and salary and employee benefits. The year-over-year increase in deposit insurance reflects a FDIC credit of $2.7 million for previously paid deposit insurance premiums which resulted in a net deposit insurance benefit of $1.6 million for the quarter ended September 30, 2019. The increase in the provision for credit losses for the current quarter compared to the same quarter a year ago primarily reflected expected lifetime credit losses due to the COVID-19 pandemic based upon the financial conditions and economic outlook that existed as of September 30, 2020.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, FHLB advances, other borrowings, subordinated notes, and junior subordinated debentures. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets, interest-bearing liabilities and non-interest-bearing funding sources including non-interest-bearing deposits. Our net interest income increased $4.4 million, or 4%, to $121.0 million for the quarter ended September 30, 2020, compared to $116.6 million for the same quarter one year earlier. This increase in net interest income is a result of growth in total loans receivable and core deposits, partially offset by lower yields on interest-earning assets. The growth in total loans receivable and core deposits was largely as the result of the origination of the PPP loans during the second and third quarter of 2020.

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

Our total revenues (net interest income before the provision for loan losses plus total non-interest income) for the third quarter of 2020 increased $11.8 million, or 9%, to $149.2 million, compared to $137.5 million for the same period a year earlier, largely as a result of increases in both net interest income and non-interest income.  Our total non-interest income, which is a component of total revenue and includes the net gain on sale of securities and changes in the value of financial instruments carried at fair value, was $28.2 million for the quarter ended September 30, 2020, compared to $20.9 million for the quarter ended September 30, 2019.

Our non-interest expense increased in the third quarter of 2020 compared to a year earlier largely as a result of the higher salary and employee benefits due to additional staffing related to the operations acquired from the acquisition of AltaPacific on November 1, 2019 and normal salary and wage adjustments, as well as an increase in deposit insurance expense compared to the same quarter a year ago as discussed above. In addition the provision for credit losses - unfunded loan commitments was $1.5 million in the third quarter of 2020 compared to none in the same quarter last year. Non-interest expense was $91.6 million for the quarter ended September 30, 2020, compared to $87.3 million for the same quarter a year earlier.

We recorded a $13.6 million provision for credit losses - loans in the quarter ended September 30, 2020, compared to a $2.0 million provision for loan losses for the quarter ended September 30, 2019 due to the economic impact of the COVID-19 pandemic. The provision for the current quarter primarily reflects expected lifetime credit losses due to the COVID-19 pandemic based upon the financial conditions and economic outlook that existed as of September 30, 2020. The allowance for credit losses - loans at September 30, 2020 was $168.0 million, representing 482% of non-performing loans compared to $100.6 million, or 254% of non-performing loans at December 31, 2019. In addition to the allowance for credit losses - loans, Banner maintains an allowance for credit losses - unfunded loan commitments which was $12.1 million at September 30, 2020 compared to $2.7 million at December 31, 2019. Non-performing loans were $34.8 million at September 30, 2020, compared to $39.6 million at December 31, 2019 and $18.3 million a year earlier. (See Note 5, Loans Receivable and the Allowance for Credit Losses, as well as “Asset Quality” below in this Form 10-Q.)

On June 30, 2020, Banner issued and sold in an underwritten offering $100.0 million aggregate principal amount of 5.000% Fixed-to-Floating Rate Subordinated Notes due 2030 (Subordinated Notes) at a public offering price equal to 100% of the aggregate principal amount of the Notes, resulting in net proceeds, after underwriting discounts and offering expenses, of approximately $98.1 million.

*Non-GAAP financial measures: Net income, revenues and other earnings and expense information excluding fair value adjustments, gains or losses on the sale of securities, acquisition-related expenses, COVID-19 expenses, amortization of CDI, REO operations and state/municipal business and use taxes are non-GAAP financial measures.  Management has presented these and other non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations and in understanding our capital position.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
ADJUSTED REVENUE
Net interest income	$121,026	$116,621	$359,864	$349,420
Total non-interest income	28,222	20,866	75,107	61,667
Total GAAP revenue	149,248	137,487	434,971	411,087
Exclude net (gain) loss on sale of securities	(644)	2	(815)	29
Exclude change in valuation of financial instruments carried at fair value	(37)	69	2,360	172
Adjusted Revenue (non-GAAP)	$148,567	$137,558	$436,516	$411,288

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
ADJUSTED EARNINGS
Net income (GAAP)	$36,548	$39,577	$76,971	$112,623
Exclude net (gain) loss on sale of securities	(644)	2	(815)	29
Exclude change in valuation of financial instruments carried at fair value	(37)	69	2,360	172
Exclude acquisition-related expenses	5	676	1,483	3,125
Exclude COVID-19 expenses	778	—	3,169	—
Exclude related tax benefit	(24)	(49)	(1,476)	(668)
Total adjusted earnings (non-GAAP)	$36,626	$40,275	$81,692	$115,281
Diluted earnings per share (GAAP)	$1.03	$1.15	$2.17	$3.23
Diluted adjusted earnings per share (non-GAAP)	$1.04	$1.17	$2.30	$3.31

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
ADJUSTED EFFICIENCY RATIO
Non-interest expense (GAAP)	$91,567	$87,308	$276,389	$264,038
Exclude acquisition-related expenses	(5)	(676)	(1,483)	(3,125)
Exclude COVID-19 expenses	(778)	—	(3,169)	—
Exclude CDI amortization	(1,864)	(1,985)	(5,867)	(6,090)
Exclude state/municipal tax expense	(1,196)	(1,011)	(3,284)	(2,963)
Exclude REO operations	11	(126)	(93)	(263)
Adjusted non-interest expense (non-GAAP)	$87,735	$83,510	$262,493	$251,597

Net interest income (GAAP)	$121,026	$116,621	$359,864	$349,420
Non-interest income (GAAP)	28,222	20,866	75,107	61,667
Total revenue	149,248	137,487	434,971	411,087
Exclude net (gain) loss on sale of securities	(644)	2	(815)	29
Exclude net change in valuation of financial instruments carried at fair value	(37)	69	2,360	172
Adjusted revenue (non-GAAP)	$148,567	$137,558	$436,516	$411,288

Efficiency ratio (GAAP)	61.35%	63.50%	63.54%	64.23%
Adjusted efficiency ratio (non-GAAP)	59.05%	60.71%	60.13%	61.17%

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

TANGIBLE COMMON SHAREHOLDERS’ EQUITY TO TANGIBLE ASSETS
	September 30, 2020	December 31, 2019	September 30, 2019
Shareholders’ equity (GAAP)	$1,646,529	$1,594,034	$1,530,935
Exclude goodwill and other intangible assets, net	396,412	402,279	365,764
Tangible common shareholders’ equity (non-GAAP)	$1,250,117	$1,191,755	$1,165,171
Total assets (GAAP)	$14,642,075	$12,604,031	$12,097,842
Exclude goodwill and other intangible assets, net	396,412	402,279	365,764
Total tangible assets (non-GAAP)	$14,245,663	$12,201,752	$11,732,078
Common shareholders’ equity to total assets (GAAP)	11.25%	12.65%	12.65%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	8.78%	9.77%	9.93%

TANGIBLE COMMON SHAREHOLDERS’ EQUITY PER SHARE
Tangible common shareholders’ equity (non-GAAP)	$1,250,117	$1,191,755	$1,165,171
Common shares outstanding at end of period	35,158,568	35,751,576	34,173,357
Common shareholders’ equity (book value) per share (GAAP)	$46.83	$44.59	$44.80
Tangible common shareholders’ equity (tangible book value) per share (non-GAAP)	$35.56	$33.33	$34.10

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

Interest Income: (Notes 4 and 5) Interest on loans and securities is accrued as earned unless management doubts the collectability of the asset or the unpaid interest.  Interest accruals on loans are generally discontinued when loans become 90 days past due for payment of interest and the loans are then placed on nonaccrual status.  All previously accrued but uncollected interest is deducted from interest income upon transfer to nonaccrual status.  For any future payments collected, interest income is recognized only upon management’s assessment that there is a strong likelihood that the full amount of a loan will be repaid or recovered.  Management’s assessment of the likelihood of full repayment involves judgment including determining the fair value of the underlying collateral which can be impacted by the economic environment. A loan may be put on nonaccrual status sooner than this policy would dictate if, in management’s judgment, the amounts owed, principal or interest, may be uncollectable.  While less common, similar interest reversal and nonaccrual treatment is applied to investment securities if their ultimate collectability becomes questionable. Loans modified due to the COVID-19 pandemic are considered current if they are less than 30 days past due on the contractual payments at the time the loan modification program was put in place and therefore continue to accrue interest unless the interest is being waived.

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

Loans Acquired in Business Combinations: (Notes 3 and 5) Loans acquired in business combinations are recorded at their fair value at the acquisition date. Establishing the fair value of acquired loans involves a significant amount of judgment, including determining the credit discount based upon historical data adjusted for current economic conditions and other factors. If any of these assumptions are inaccurate actual credit losses could vary significantly from the credit discount used to calculate the fair value of the acquired loans. Acquired loans are evaluated upon acquisition and classified as either purchased credit-deteriorated or purchased non-credit-deteriorated. Purchased credit-deteriorated (PCD) loans have experienced more than insignificant credit deterioration since origination. For PCD loans, an allowance for credit losses is determined at the acquisition date using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The loan’s fair value grossed up for the allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through a provision for credit losses.

For purchased non-credit-deteriorated loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the life of the loans. While credit discounts are included in the determination of the fair value for non-credit-deteriorated loans, since these discounts are expected to be accreted over the life of the loans, they cannot be used to offset the allowance for credit losses that must be recorded at the acquisition date. As a result, an allowance for credit losses is determined at the acquisition date using the same methodology as other loans held for investment and is recognized as a provision for credit losses. Any subsequent deterioration (improvement) in credit quality is recognized by recording (recapturing) a provision for credit losses.

Goodwill: (Note 7) Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination and is not amortized but is reviewed annually, or more frequently as current circumstances and conditions warrant, for impairment. An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment involves judgment by management on determining whether there have been any triggering events that have occurred which would indicate potential impairment. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment test is used to identify the existence of impairment and the amount of impairment loss and compares the reporting unit’s estimated fair values, including goodwill, to its carrying amount. If the fair value exceeds the carry amount then goodwill is not considered impaired. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill allocated to the reporting unit. The impairment loss would be recognized as a charge to earnings. The Company performed its annual goodwill impairment test during the fourth quarter of 2019 and determined based on its qualitative analysis that is was more likely than not that the fair value of the reporting unit was not less than its carrying value, such that the Company’s goodwill was not considered impaired. Due to the current market conditions as a result of the COVID-19 pandemic, the Company performed a qualitative assessment of goodwill as of September 30, 2020 and determined that it was more likely than not that the fair value of the reporting unit was not less than the carrying value at September 30, 2020. Changes in the economic environment, operations of the reporting unit or other adverse events could result in future impairment charges which could have a material adverse impact on the Company’s operating results.

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

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

General:  Total assets increased $2.04 billion, to $14.64 billion at September 30, 2020, from $12.60 billion at December 31, 2019. The increase was largely the result of an increase in retail deposits during the second and third quarters of 2020, as well as the origination of PPP loans.
Loans and lending: Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans in a range of 90% to 95% of total deposits to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. We offer a wide range of loan products to meet the demands of our customers. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Total loans receivable increased $858.6 million during the nine months ended September 30, 2020, primarily reflecting increased commercial business loan balances due to PPP loan originations and, to a lesser extent, increased commercial real estate, multifamily real estate and multifamily construction loan balances, partially offset by decreased commercial line of credit utilization, one-to-four family, and consumer loan balances and to a lesser extended decreases in one-to-four family construction, land and land development and agricultural loan balances due to lower demand for certain loan types as a result of the COVID-19 pandemic as well seasonal and other market factors. At September 30, 2020, our loans receivable totaled $10.16 billion compared to $9.31 billion at December 31, 2019 and $8.84 billion at September 30, 2019. The growth over the year ago period includes the impact of the acquisition of AltaPacific during the fourth quarter of 2019 which included $332.4 million of portfolio loans.

The following table sets forth the composition of the Company’s loans receivable by type of loan as of the dates indicated (dollars in thousands):

				Percentage Change
	Sep 30, 2020	Dec 31, 2019	Sep 30, 2019	Prior Year End	Prior Year
Commercial real estate:
Owner-occupied	$1,049,877	$980,021	$883,233	7.1%	18.9%
Investment properties	1,991,258	2,024,988	1,867,593	(1.7)	6.6
Small balance CRE	597,971	613,484	609,620	(2.5)	(1.9)
Multifamily real estate	426,659	388,388	314,447	9.9	35.7
Construction, land and land development:
Commercial construction	220,285	210,668	190,532	4.6	15.6
Multifamily construction	291,105	233,610	214,878	24.6	35.5
One- to four-family construction	518,085	544,308	507,674	(4.8)	2.1
Land and land development	240,803	245,530	250,681	(1.9)	(3.9)
Commercial business:
Commercial business	1,193,651	1,364,650	1,277,089	(12.5)	(6.5)
SBA PPP	1,149,968	—	—	—	—
Small business scored	763,824	772,657	769,538	(1.1)	(0.7)
Agricultural business, including secured by farmland	326,169	337,271	355,994	(3.3)	(8.4)
One- to four-family residential	771,431	925,531	908,988	(16.6)	(15.1)
Consumer:
Consumer—home equity revolving lines of credit	504,523	519,336	534,876	(2.9)	(5.7)
Consumer—other	118,308	144,915	150,225	(18.4)	(21.2)
Total loans receivable	$10,163,917	$9,305,357	$8,835,368	9.2%	15.0%

Our commercial real estate loans for owner-occupied, investment properties, and small balance CRE totaled $3.64 billion, or 36% of our loan portfolio at September 30, 2020. In addition, multifamily residential real estate loans totaled $426.7 million and comprised 4% of our loan portfolio. Commercial real estate loans increased by $20.6 million during the first nine months of 2020 while multifamily real estate loans increased by $38.3 million.

We also originate commercial, multifamily, and residential construction, land and land development loans, which totaled $1.27 billion, or 12% of our loan portfolio at September 30, 2020, compared to $1.23 billion at December 31, 2019 and $1.16 billion at September 30, 2019. Residential construction balances decreased $26.2 million, or 5%, to $518.1 million at September 30, 2020 compared to $544.3 million at December 31, 2019 and increased $10.4 million, or 2%, compared to $507.7 million at September 30, 2019. We also originate residential construction loans for owner occupants, although construction balances for these loans are modest as the loans convert to one- to four-family real estate loans upon completion of the homes and are often sold in the secondary market. Residential construction loans represented approximately 5% of our total loan portfolio at September 30, 2020.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  In recent years, our commercial business lending has also included participation in certain syndicated loans, including shared national credits, which totaled $160.2 million at September 30, 2020. Our commercial and agricultural business loans increased $959.0 million to $3.43 billion at September 30, 2020, compared to $2.47 billion at December 31, 2019, and increased $1.03 billion, or 43%, compared to $2.40 billion at September 30, 2019. The increase reflects growth in SBA PPP loans during the first nine months of 2020, offset partially by declines in commercial line of credit utilization, a decline in new loan production and seasonal decreases in agricultural loan balances. Commercial and agricultural business loans represented approximately 34% of our portfolio at September 30, 2020.

Our one- to four-family real estate loan originations have been relatively strong, as interest rates have declined during the current year. We are active originators of one- to four-family real estate loans in most communities where we have established offices in Washington, Oregon, California and Idaho. Most of the one- to four-family real estate loans that we originate are sold in secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. At September 30, 2020, our outstanding balance of one- to four-family real estate loans retained in our portfolio decreased $154.1 million, to $771.4 million, compared to $925.5 million at December 31, 2019, and decreased $137.6 million, or 15%, compared to $909.0 million at September 30, 2019. The decrease in one-to-four family real estate loans during 2020 reflects portfolio loans being refinanced and sold as held for sale loans. One- to four-family real estate loans represented 8% of our loan portfolio at September 30, 2020.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers. At September 30, 2020, consumer loans, including home equity revolving lines of credit, decreased $41.4 million to $622.8 million, compared to $664.3 million at December 31, 2019, and decreased $62.3 million compared to $685.1 million at September 30, 2019.

The following table shows loan origination (excluding loans held for sale) activity for the three and nine months ended September 30, 2020 and September 30, 2019 (in thousands):

	Three Months Ended		Nine months ended
	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Commercial real estate	$74,400	$106,690	$262,524	$263,872
Multifamily real estate	2,664	27,522	19,219	51,089
Construction and land	412,463	303,151	1,073,031	903,119
Commercial business:
Commercial business	128,729	208,277	495,869	612,187
SBA PPP	24,848	—	1,176,018	—
Agricultural business	16,990	10,993	64,544	59,670
One-to four- family residential	32,733	27,184	88,311	81,733
Consumer	132,100	99,823	326,110	280,062
Total loan originations (excluding loans held for sale)	$824,927	$783,640	$3,505,626	$2,251,732

The origination table above includes loan participations and loan purchases. There were $18,000 of loan purchases during the nine months ended September 30, 2020 and $8.6 million of loan purchases during the nine months ended September 30, 2019.

Loans held for sale decreased to $185.9 million at September 30, 2020, compared to $210.4 million at December 31, 2019, as the sales of held-for-sale loans exceeded originations of held-for-sale loans during the nine months ended September 30, 2020. Loans held for sale were $244.9 million at September 30, 2019. Originations of loans held for sale increased to $1.03 billion for the nine months ended September 30, 2020 compared to $756.3 million for the same period last year, primarily due to increased refinance activity for one- to four-family residential mortgage loans, partially offset by lower originations of multifamily held for sale loans. The volume of one- to four-family residential mortgage loans sold was $824.0 million during the nine months ended September 30, 2020, compared to $450.8 million in the same period a year ago. During the nine months ended September 30, 2020, we sold $231.4 million in multifamily loans compared to $229.3 million for the same period last year. Loans held for sale at September 30, 2020 included $60.8 million of multifamily loans and $125.2 million of one- to four-family loans compared to $144.9 million of multifamily loans and $100.0 million of one- to four-family loans at September 30, 2019.

The following table presents loans by geographic concentration at September 30, 2020, December 31, 2019 and September 30, 2019 (dollars in thousands):

	Sep 30, 2020		Dec 31, 2019	Sep 30, 2019	Percentage Change
	Amount	Percentage	Amount	Amount	Prior Year End	Prior Year Qtr
Washington	$4,767,113	46.8%	$4,364,764	$4,313,972	9.2%	10.5%
California	2,316,739	22.8	2,129,789	1,729,208	8.8	34.0
Oregon	1,858,465	18.3	1,650,704	1,615,192	12.6	15.1
Idaho	576,983	5.7	530,016	552,523	8.9	4.4
Utah	76,314	0.8	60,958	62,197	25.2	22.7
Other	568,303	5.6	569,126	562,276	(0.1)	1.1
Total loans receivable	$10,163,917	100.0%	$9,305,357	$8,835,368	9.2%	15.0%

Investment Securities: Our total investment in securities increased $397.4 million to $2.21 billion at September 30, 2020 from December 31, 2019. Securities purchased increased as we deployed excess balance sheet liquidity and market spreads for certain securities widened and exceeded sales, paydowns and maturities during the nine-month period ended September 30, 2020. Purchases were primarily in securities issued by government-sponsored entities. The average effective duration of Banner's securities portfolio was approximately 4.0 years at September 30, 2020. Net fair value adjustments to the portfolio of securities held for trading, which were included in net income, were a decrease of $2.4 million in the nine months ended September 30, 2020 primarily as the result of increased market spreads on certain types of securities. In addition, fair value adjustments for securities designated as available-for-sale reflected an increase of $47.0 million for the nine months ended September 30, 2020, which was included net of the associated tax expense of $11.3 million as a component of other comprehensive income, and largely occurred as a result of decreased market interest rates. (See Note 4 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.) Equity securities, comprised of investments in a money market mutual fund, totaled $450.3 million at September 30, 2020 compared to none at December 31, 2019 and September 30, 2019.

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

The following table sets forth the Company’s deposits by type of deposit account as of the dates indicated (dollars in thousands):

				Percentage Change
	Sep 30, 2020	Dec 31, 2019	Sep 30, 2019	Prior Year End	Prior Year Quarter
Non-interest-bearing	$5,412,570	$3,945,000	$3,885,210	37.2%	39.3%
Interest-bearing checking	1,434,224	1,280,003	1,209,826	12.0	18.5
Regular savings accounts	2,332,287	1,934,041	1,863,839	20.6	25.1
Money market accounts	2,120,908	1,769,194	1,551,305	19.9	36.7
Interest-bearing transaction & savings accounts	5,887,419	4,983,238	4,624,970	18.1	27.3
Total core deposits	11,299,989	8,928,238	8,510,180	26.6	32.8
Interest-bearing certificates	915,352	1,120,403	1,218,591	(18.3)	(24.9)
Total deposits	$12,215,341	$10,048,641	$9,728,771	21.6%	25.6%

Total deposits were $12.22 billion at September 30, 2020, compared to $10.05 billion at December 31, 2019 and $9.73 billion a year ago. The $2.17 billion increase in total deposits compared to December 31, 2019 primarily reflects a $2.37 billion increase in core deposits. The increase in total deposits from year end was due primarily to PPP loan funds deposited into customer accounts and an increase in customer deposit accounts due to changes in spending habits during the COVID-19 pandemic. The year-over-year increase in deposits also included $313.4 million in deposits acquired in the AltaPacific acquisition which closed in the fourth quarter of 2019. Non-interest-bearing account balances increased 37% to $5.41 billion at September 30, 2020, compared to $3.95 billion at December 31, 2019, and increased 39%

compared to $3.89 billion a year ago. Interest-bearing transaction and savings accounts increased 18% to $5.89 billion at September 30, 2020, compared to $4.98 billion at December 31, 2019, and increased 27% compared to $4.62 billion a year ago. Certificates of deposit decreased 18% to $915.4 million at September 30, 2020, compared to $1.12 billion at December 31, 2019 and decreased compared to $1.22 billion a year ago. We had no brokered deposits at September 30, 2020, compared to $202.9 million in brokered deposits at December 31, 2019 and $299.5 million a year ago. Core deposits represented 93% of total deposits at September 30, 2020 compared to 89% of total deposits at December 31, 2019.

The following table presents deposits by geographic concentration at September 30, 2020, December 31, 2019 and September 30, 2019 (dollars in thousands):

	Sep 30, 2020		Dec 31, 2019	Sep 30, 2019	Percentage Change
	Amount	Percentage	Amount	Amount	Prior Year End	Prior Year Quarter
Washington(1)	$6,820,329	55.8%	$5,861,809	$5,833,547	16.4%	16.9%
Oregon	2,486,760	20.4	2,006,163	1,990,155	24.0	25.0
California	2,254,681	18.4	1,698,289	1,429,939	32.8	57.7
Idaho	653,571	5.4	482,380	475,130	35.5	37.6
Total deposits	$12,215,341	100.0%	$10,048,641	$9,728,771	21.6%	25.6%
(1)Includes brokered deposits.

Borrowings: FHLB advances decreased to $150.0 million at September 30, 2020 from $450.0 million at December 31, 2019 as core deposits were used to fund growth in loans and the securities portfolios. Other borrowings, consisting of retail repurchase agreements primarily related to customer cash management accounts, increased $58.5 million, or 49%, to $177.0 million at September 30, 2020, compared to $118.5 million at December 31, 2019. On June 30, 2020, Banner issued and sold in an underwritten offer the Subordinated Notes, resulting in net proceeds, after underwriting discounts and offering expenses, of $98.1 million. No additional junior subordinated debentures were issued or matured during the nine months ended September 30, 2020; however, the estimated fair value of these instruments decreased by $9.5 million, reflecting wider market spreads. Junior subordinated debentures totaled $109.8 million at September 30, 2020 compared to $119.3 million at December 31, 2019.

Shareholders' Equity: Total shareholders’ equity increased $52.5 million to $1.65 billion at September 30, 2020 compared to $1.59 billion at December 31, 2019. The increase in shareholders' equity primarily reflects $77.0 million of year-to-date net income and a $42.7 million increase in accumulated other comprehensive income primarily representing the decrease in the fair value of junior subordinated debentures and the increase in unrealized gains on securities available-for-sale, net of tax. These increases were partially offset by the accrual of $29.6 million of cash dividends to common shareholders and the repurchase of 624,780 shares of common stock at a total cost of $31.8 million. The share repurchases during the nine months ended September 30, 2020 were completed prior to the COVID-19 pandemic outbreak. To preserve capital, Banner has discontinued any additional repurchase of shares until further notice and will closely monitor capital levels going forward. In addition, the adoption of CECL on January 1, 2020, resulted in a $7.8 million increase to our allowance for credit losses - loans and a $7.0 million increase to our allowance for credit losses - unfunded loan commitments. The combined increases were recorded net of tax as an $11.2 million reduction to shareholders’ equity as of the adoption date. During the nine months ended September 30, 2020, 20,388 shares of restricted stock were forfeited and 41,329 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants. (See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” in this Form 10-Q.) Tangible common shareholders’ equity, which excludes goodwill and other intangible assets, increased $58.4 million to $1.25 billion, or 8.78% of tangible assets at September 30, 2020, compared to $1.19 billion, or 9.77% of tangible assets at December 31, 2019. The decrease in tangible common shareholders’ equity as a percentage of tangible assets was primarily due to the increase in tangible assets, including the PPP loans.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019

For the quarter ended September 30, 2020, our net income was $36.5 million, or $1.03 per diluted share, compared to $39.6 million, or $1.15 per diluted share, for the quarter ended September 30, 2019. For the nine months ended September 30, 2020 our net income was $77.0 million, or $2.17 per diluted share, compared to net income of $112.6 million, or $3.23 per diluted share for the same period a year earlier. Our net income for the quarter ended September 30, 2020 included a provision for credit losses of $13.6 million, partially offset by increased non-interest income, including $16.6 million of mortgage banking income. Our net income for the nine months ended September 30, 2020 included a provision for credit losses of $64.9 million, increased non-interest expense, including $3.2 million of COVID-19 related expenses and $1.5 million of acquisition-related expenses, partially offset by increased non-interest income, including $40.9 million of mortgage banking income. The results for the quarter and nine months ended September 30, 2020 included the operations acquired in the AltaPacific acquisition which closed in the fourth quarter of 2019 and reflect the impact of the COVID-19 pandemic resulting in a substantial reduction in business activity or the closing of businesses in all the western states Banner operates.

Our net income for the quarter and nine months ended September 30, 2020 was positively impacted by growth in interest-earning assets, due to the acquisition of AltaPacific as well as organic growth, including the origination of PPP loans during the second and third quarter of 2020, and by decreased funding costs which produced increased net interest income. This increase combined with increased mortgage banking income resulted in revenues increasing for the quarter and nine months ended September 30, 2020 compared to the same periods a year earlier. Banner recorded a $13.6 million provision for credit losses for the quarter ended September 30, 2020, compared to $2.0 million in the same quarter a year ago, primarily reflecting expected lifetime credit losses due to the COVID-19 pandemic based upon the financial conditions and economic outlook that existed as of September 30, 2020. Non-interest expenses increased in the quarter and nine months ended September 30, 2020 compared to the same period a year ago, reflecting COVID-19 expenses as well as additional expenses associated with the ongoing operations acquired in the AltaPacific acquisition. The increase in the quarter and nine months ended September 30, 2020 compared to the same period a year ago also reflects a FDIC credit of $2.7 million for previously paid deposit insurance premiums which resulted in a net deposit insurance benefit of $1.6 million for the quarter ended September 30, 2019.

Our adjusted earnings, which excludes net gain or loss on sales of securities, changes in the valuation of financial instruments carried at fair value, acquisition-related expenses, COVID-19 expenses and related tax expenses or benefits, were $36.6 million, or $1.04 per diluted share, for the quarter ended September 30, 2020, compared to $40.3 million, or $1.17 per diluted share, for the quarter ended September 30, 2019. For the nine months ended September 30, 2020, our adjusted earnings were $81.7 million, or $2.30 per diluted share, compared with $115.3 million, or $3.31 per diluted share, for the same period a year earlier.

Net Interest Income. Net interest income increased by $4.4 million, or 4%, to $121.0 million for the quarter ended September 30, 2020, compared to $116.6 million for the same quarter one year earlier, as an increase of $2.31 billion in the average balance of interest-earning assets produced growth for this key source of revenue. The growth in the average balance of interest-earning assets reflects the origination of PPP loans and organic growth, as well as the AltaPacific acquisition. Net interest margin was enhanced by the amortization of acquisition accounting discounts on purchased loans which is accreted into loan interest income. The net interest margin on a tax equivalent basis of 3.72% for the quarter ended September 30, 2020 was enhanced by seven basis points as a result of acquisition accounting adjustments. This compares to a net interest margin on a tax equivalent basis of 4.29% for the quarter ended September 30, 2019, which included six basis points from acquisition accounting adjustments. The decrease in net interest margin compared to a year earlier primarily reflects lower yields on average interest-earning assets, partially offset by decreases in the cost of funding liabilities. The lower yields on average interest-earning assets compared to a year earlier was largely due to the impact of decreases to the targeted Fed Funds Rate on floating rate loan yields indexed to prime and LIBOR rates as well as the impact of the low loan yields of the PPP loan portfolio and excess liquidity being invested in a short term money market mutual fund. The Federal Reserve reduced the targeted Fed Funds Rate by 75 basis points during the second half of 2019 and an additional 150 basis points during first quarter of 2020 to a range of 0.00% to 0.25% at September 30, 2020. The decreases in the costs of funding liabilities compared to a year earlier were also largely due to the impact of decreases to the targeted Fed Funds Rate, although the pace of decline in the cost of funding liabilities typically lags the effect on the yield earned on interest-earning assets primarily because offer rates on interest bearing deposit accounts reprice more slowly than loans for a given change in market rates.

Net interest income before provision for loan losses for the nine months ended September 30, 2020 increased by $10.4 million, or 3%, to $359.9 million compared to $349.4 million for the same period one year earlier, as a result of a $1.65 billion increase in average interest-earning assets and the decreases in the cost of funding liabilities. The net interest margin on a tax equivalent basis decreased to 3.93% for the nine months ended September 30, 2020 compared to 4.38% for the same period in the prior year, as a result of lower yields on earnings assets. The net interest margin included eight basis points of accretion acquisition accounting adjustments for the nine months ended September 30, 2020 and six basis points of accretion acquisition accounting adjustments for the nine months ended September 30, 2019.

Interest Income. Interest income for the quarter ended September 30, 2020 was $129.6 million, compared to $131.4 million for the same quarter in the prior year, a decrease of $1.9 million, or 1%.  The decrease in interest income occurred as a result of the decrease in the yield on interest-earning assets, partially offset by increases in the average balance of both loans and investment securities. The average balance of interest-earning assets was $13.21 billion for the quarter ended September 30, 2020, compared to $10.90 billion for the same period a year earlier. The average yield on interest-earning assets was 3.98% for quarter ended September 30, 2020, compared to 4.83% for the same quarter one year earlier. The decrease in yield between periods reflects a 77 basis point decrease in the average yield on loans and an 85 basis point decrease in the average yield on investment securities. Average loans receivable for the quarter ended September 30, 2020 increased $1.49 billion, or 17%, to $10.50 billion, compared to $9.01 billion for the same quarter in the prior year. Interest income on loans decreased by $1.4 million, or 1%, to $116.7 million for the current quarter from $118.1 million for the quarter ended September 30, 2019, reflecting the impact of the previously mentioned decrease in loan yields.  The decrease in average loan yields reflects the impact of lower interest rates over the last year as well as the impact of the low loan yields for the PPP loan portfolio. The acquisition accounting loan discount accretion and the related balance sheet impact added nine basis points to the current quarter loan yield, compared to seven basis points for the same quarter one year earlier.

The combined average balance of mortgage-backed securities, other investment securities, equity securities, daily interest-bearing deposits and FHLB stock (total investment securities or combined portfolio) increased to $2.70 billion for the quarter ended September 30, 2020 (excluding the effect of fair value adjustments), compared to $1.89 billion for the quarter ended September 30, 2019; and the interest and dividend income from those investments increased by $475,000 compared to the same quarter in the prior year. The average yield on the combined portfolio decreased to 2.04% for the quarter ended September 30, 2020, from 2.89% for the same quarter one year earlier. The decrease in yield reflects the overall decline in market interest rates as well as the investment of excess liquidity in a short term money market mutual fund.

Interest income for the nine months ended September 30, 2020 was $390.0 million, compared to $392.3 million for the same period in the prior year, a decrease of $2.3 million. The nine months results reflect increases in the average balances of loans and investment securities, offset by the decrease in the yield on interest-earning assets.

Interest Expense. Interest expense for the quarter ended September 30, 2020 was $8.6 million, compared to $14.8 million for the same quarter in the prior year. The interest expense decrease between periods reflects a 30 basis point decrease in the average cost of all funding liabilities, partially offset by a $2.37 billion, or 23%, increase in the average balance of funding liabilities.

Interest expense for the nine months ended September 30, 2020 was $30.1 million, compared to $42.9 million for the same period in the prior year. As with the quarterly results, the nine month results reflect a 22 basis point decrease in the average cost of all funding liabilities, partially offset by a $1.69 billion or 17%, increase in the average balance of funding liabilities.

Deposit interest expense decreased $4.8 million, or 48%, to $5.2 million for the quarter ended September 30, 2020, compared to $10.0 million for the same quarter in the prior year, primarily as a result of a decrease in the cost of deposits, partially offset by an increase in the average balances. The average rate paid on total deposits decreased to 0.17% in the third quarter of 2020 from 0.42% for the quarter ended September 30, 2019, primarily reflecting decreases in the costs of interest-bearing checking, money market, savings, and certificates of deposit accounts, as well as an increase in the percentage of core deposits. The cost of interest-bearing deposits decreased by 38 basis points to 0.31% for the quarter ended September 30, 2020 compared to 0.69% in the same quarter a year earlier. Average deposit balances increased to $12.07 billion for the quarter ended September 30, 2020, from $9.53 billion for the quarter ended September 30, 2019.

Deposit interest expense decreased $7.1 million or 25%, to $20.6 million for the nine months ended September 30, 2020, compared to $27.7 million for the same period in the prior year. Average deposit balances increased to $11.23 billion for the nine months ended September 30, 2020, from $9.39 billion for the same period a year earlier, while the average rate paid on deposits decreased to 0.25% in the nine months ended September 30, 2020 from 0.39% in the nine months ended September 30, 2019. The cost of interest-bearing deposits decreased by 23 basis points to 0.42% for the nine months ended September 30, 2020 compared to 0.65% in the same period a year earlier.

The decrease in the cost of interest-bearing deposits between the periods was driven by market and competitive factors as a result of decreases in the target Fed Funds Rate over the last year.

Average total borrowings were $575.6 million for the quarter ended September 30, 2020, compared to $738.7 million for the same quarter one year earlier and the average rate paid on total borrowings for the quarter ended September 30, 2020 decreased to 2.33% from 2.58% for the same quarter one year earlier. The decrease in average total borrowings for the quarter ended September 30, 2020 from the same period a year earlier was primarily due to a $326.4 million decrease in average FHLB advances. The decrease in average FHLB advances was partially offset by the previously mentioned issuance of the subordinated notes and an increase in average other borrowings due to increases in retail repurchase agreements primarily related to customer cash management accounts. Interest expense on total borrowings decreased to $3.4 million for the quarter ended September 30, 2020 from $4.8 million for the quarter ended September 30, 2019.

Interest expense on total borrowings decreased to $9.5 million for the nine months ended September 30, 2020 from $15.2 million for the nine months ended September 30, 2019. Average total borrowings were $614.8 million for the nine months ended September 30, 2020, compared to $769.3 million for the same period a year earlier and the average rate paid on total borrowings for the nine months ended September 30, 2020 decreased to 2.07% from 2.64% for the same period a year earlier. The decrease was primarily due to a $271.3 million decrease in average FHLB advances, coupled with a 34 basis point decrease in the average cost of FHLB advances.

Analysis of Net Interest Spread. The following tables present for the periods indicated our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities with additional comparative data on our operating performance (dollars in thousands):

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Held for sale loans	$161,385	$1,535	3.78%	$154,529	$1,607	4.13%
Mortgage loans	7,339,181	88,011	4.77	6,872,426	90,268	5.21
Commercial/agricultural loans	2,862,291	26,396	3.67	1,809,397	24,319	5.33
Consumer and other loans	140,493	2,195	6.22	173,342	2,791	6.39
Total loans(1)(3)	10,503,350	118,137	4.47	9,009,694	118,985	5.24
Mortgage-backed securities	1,250,759	7,333	2.33	1,358,448	9,484	2.77
Other securities	884,916	6,036	2.71	414,994	3,378	3.23
Equity securities	379,483	186	0.19	—	—	—
Interest-bearing deposits with banks	171,894	123	0.28	82,836	489	2.34
FHLB stock	16,363	163	3.96	29,400	378	5.10
Total investment securities (3)	2,703,415	13,841	2.04	1,885,678	13,729	2.89
Total interest-earning assets	13,206,765	131,978	3.98	10,895,372	132,714	4.83
Non-interest-earning assets	1,259,816			1,078,621
Total assets	$14,466,581			$11,973,993
Deposits:
Interest-bearing checking accounts	$1,413,085	321	0.09	$1,194,633	621	0.21
Savings accounts	2,251,294	813	0.14	1,854,967	2,244	0.48
Money market accounts	2,096,037	1,224	0.23	1,542,264	2,944	0.76
Certificates of deposit	966,028	2,821	1.16	1,155,710	4,205	1.44
Total interest-bearing deposits	6,726,444	5,179	0.31	5,747,574	10,014	0.69
Non-interest-bearing deposits	5,340,688	—	—	3,786,143	—	—
Total deposits	12,067,132	5,179	0.17	9,533,717	10,014	0.42
Other interest-bearing liabilities:
FHLB advances	150,000	988	2.62	476,435	3,107	2.59
Other borrowings	177,628	128	0.29	122,035	82	0.27
Junior subordinated debentures and subordinated notes	247,944	2,260	3.63	140,212	1,612	4.56
Total borrowings	575,572	3,376	2.33	738,682	4,801	2.58
Total funding liabilities	12,642,704	8,555	0.27	10,272,399	14,815	0.57
Other non-interest-bearing liabilities (2)	193,256			163,809
Total liabilities	12,835,960			10,436,208
Shareholders’ equity	1,630,621			1,537,785
Total liabilities and shareholders’ equity	$14,466,581			$11,973,993
Net interest income/rate spread (tax equivalent)		$123,423	3.71%		$117,899	4.26%
Net interest margin (tax equivalent)			3.72%			4.29%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(2,397)			(1,278)
Net interest income and margin		$121,026	3.65%		$116,621	4.25%
Additional Key Financial Ratios:
Return on average assets			1.01%			1.31%
Return on average equity			8.92			10.21
Average equity / average assets			11.27			12.84
Average interest-earning assets / average interest-bearing liabilities			180.86			167.98
Average interest-earning assets / average funding liabilities			104.46			106.06
Non-interest income / average assets			0.78			0.69
Non-interest expense / average assets			2.52			2.89
Efficiency ratio (4)			61.35			63.50
Adjusted efficiency ratio (5)			59.05			60.71
(1)Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due.  Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $1.4 million and $889,000 for the three months ended September 30, 2020 and September 30, 2019, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $976,000 and $389,000 for the three months ended September 30, 2020 and September 30, 2019, respectively.
(4)Non-interest expense divided by the total of net interest income (before provision for loan losses) and non-interest income.
(5)Adjusted non-interest expense divided by adjusted revenue. These represent non-GAAP financial measures. See the non-GAAP reconciliation tables above under “Executive Overview—Non-GAAP Financial Measures.”

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Held for sale loans	$155,571	$4,506	3.87%	$100,273	$3,295	4.39%
Mortgage loans	7,321,206	268,244	4.89	6,835,861	269,588	5.27
Commercial/agricultural loans	2,450,234	74,555	4.06	1,761,222	72,086	5.47
Consumer and other loans	151,968	7,151	6.29	178,792	8,545	6.39
Total loans(1)(3)	10,078,979	354,456	4.70	8,876,148	353,514	5.32
Mortgage-backed securities	1,297,020	24,652	2.54	1,368,081	29,785	2.91
Other securities	710,967	15,205	2.86	449,030	10,894	3.24
Equity securities	165,395	309	0.25	—	—	—
Interest-bearing deposits with banks	159,065	688	0.58	60,655	1,118	2.46
FHLB stock	19,822	785	5.29	30,679	1,031	4.49
Total investment securities (3)	2,352,269	41,639	2.36	1,908,445	42,828	3.00
Total interest-earning assets	12,431,248	396,095	4.26	10,784,593	396,342	4.91
Non-interest-earning assets	1,232,997			1,053,180
Total assets	$13,664,245			$11,837,773
Deposits:
Interest-bearing checking accounts	$1,352,369	1,164	0.11	$1,175,521	1,660	0.19
Savings accounts	2,133,780	3,566	0.22	1,853,671	6,283	0.45
Money market accounts	1,940,096	5,228	0.36	1,510,293	7,851	0.70
Certificates of deposit	1,069,145	10,665	1.33	1,171,363	11,886	1.36
Total interest-bearing deposits	6,495,390	20,623	0.42	5,710,848	27,680	0.65
Non-interest-bearing deposits	4,738,559	—	—	3,682,047	—	—
Total deposits	11,233,949	20,623	0.25	9,392,895	27,680	0.39
Other interest-bearing liabilities:
FHLB advances	236,949	4,036	2.28	508,247	9,953	2.62
Other borrowings	195,977	482	0.33	120,847	209	0.23
Junior subordinated debentures and subordinated notes	181,886	4,988	3.66	140,212	5,008	4.78
Total borrowings	614,812	9,506	2.07	769,306	15,170	2.64
Total funding liabilities	11,848,761	30,129	0.34	10,162,201	42,850	0.56
Other non-interest-bearing liabilities (2)	197,912			155,771
Total liabilities	12,046,673			10,317,972
Shareholders’ equity	1,617,572			1,519,801
Total liabilities and shareholders’ equity	$13,664,245			$11,837,773
Net interest income/rate spread (tax equivalent)		$365,966	3.92%		$353,492	4.35%
Net interest margin (tax equivalent)			3.93%			4.38%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(6,102)			(4,072)
Net interest income and margin		$359,864	3.87%		$349,420	4.33%
Additional Key Financial Ratios:
Return on average assets			0.75%			1.27%
Return on average equity			6.36			9.91
Average equity / average assets			11.84			12.84
Average interest-earning assets / average interest-bearing liabilities			174.84			166.42
Average interest-earning assets / average funding liabilities			104.92			106.12
Non-interest income / average assets			0.73			0.70
Non-interest expense / average assets			2.70			2.98
Efficiency ratio (4)			63.54			64.23
Adjusted efficiency ratio (5)			60.13			61.17

Provision and Allowance for Credit Losses. Management estimates the allowance for credit losses using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is maintained at a level sufficient to provide for expected credit losses over the life of the loan based on evaluating historical credit loss experience and making adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio.  These factors include, among others, changes in the size and composition of the loan portfolio, differences in underwriting standards, delinquency rates, actual loss experience and current economic conditions. The following table sets forth an analysis of our allowance for credit losses - loans for the periods indicated (dollars in thousands):

ADDITIONAL FINANCIAL INFORMATION
(dollars in thousands)
	Quarters Ended			Nine Months Ended
CHANGE IN THE	Sep 30, 2020	June 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
ALLOWANCE FOR CREDIT LOSSES - LOANS
Balance, beginning of period	$156,352	$130,488	$98,254	$100,559	$96,485
Beginning balance adjustment for adoption of Topic 326	—	—	—	7,812	—
Provision for credit losses - loans	13,641	29,524	2,000	64,878	6,000
Recoveries of loans previously charged off:
Commercial real estate	23	54	107	244	277
Construction and land	—	105	156	105	208
One- to four-family real estate	94	31	129	273	402
Commercial business	246	370	162	821	400
Agricultural business, including secured by farmland	—	22	2	1,772	37
Consumer	82	60	154	238	487
	445	642	710	3,453	1,811
Loans charged off:
Commercial real estate	(379)	—	(314)	(479)	(1,138)
Multifamily real estate	—	—	—	(66)	—
Construction and land	—	(100)	—	(100)	—
One- to four-family real estate	(72)	—	(86)	(136)	(86)
Commercial business	(1,297)	(3,553)	(1,599)	(6,234)	(2,991)
Agricultural business, including secured by farmland	(492)	(62)	(741)	(554)	(907)
Consumer	(233)	(587)	(423)	(1,168)	(1,373)
	(2,473)	(4,302)	(3,163)	(8,737)	(6,495)
Net (charge-offs)/recoveries	(2,028)	(3,660)	(2,453)	(5,284)	(4,684)
Balance, end of period	$167,965	$156,352	$97,801	$167,965	$97,801
Net charge-offs / Average loans receivable	(0.019)%	(0.036)%	(0.027)%	(0.052)%	(0.053)%

The provision for credit losses - loans reflects the amount required to maintain the allowance for credit losses - loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. During the three months ended September 30, 2020, we recorded a provision for credit losses of $13.6 million, compared to provision for credit losses of $29.5 million during the prior quarter and $2.0 million during the quarter a year ago. The increased provisions for loan credit losses for the current and preceding quarters primarily reflect expected lifetime credit losses based upon current economic conditions and the potential effects from higher forecasted unemployment rates and lower gross domestic product, as well as the impact on other economic metrics from COVID-19 included in our reasonable and supportable forecast as of September 30, 2020 and June 30, 2020, respectively. In addition, the current quarter provision for credit losses also reflects risk rating downgrades on loans that are considered at heightened risk due to the COVID-19 pandemic. Future assessments of the expected credit losses will not only be impacted by changes to the reasonable and supportable forecast, but will also include an updated assessment of qualitative factors, as well as consideration of any required changes in the reasonable and supportable forecast reversion period. No allowance for credit losses-loans was recorded on the $1.15 billion balance of PPP loans at September 30, 2020 as these loans are fully guaranteed by the SBA.

Net loan charge-offs were $2.0 million for the quarter ended September 30, 2020 compared to net loan charge-offs of $2.5 million for the same quarter in the prior year. For the nine months ended September 30, 2020, we recorded net charge-offs of $5.3 million compared to net charge-offs of $4.7 million for the same period a year earlier. The allowance for credit losses - loans was $168.0 million at September 30, 2020 compared to $156.4 million at June 30, 2020 and $97.8 million at September 30, 2019. The allowance for credit losses - loans as a percentage of total loans (loans receivable excluding allowance for loan losses) was 1.65% at September 30, 2020 as compared to 1.52% at June 30, 2020 and 1.11% at September 30, 2019. The increase in the allowance for credit losses - loans as a percentage of loans reflects the adoption of Financial Instruments - Credit Losses (Topic 326) as well as the increased provision for credit losses - loans recorded during the current and prior quarters, primarily as the result of forecasted credit deterioration due to the COVID-19 pandemic.

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

	Quarters Ended		Nine Months Ended
CHANGE IN THE	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
ALLOWANCE FOR CREDIT LOSSES - UNFUNDED LOAN COMMITMENTS
Balance, beginning of period	$10,555	$2,599	$2,716	$2,599
Beginning balance adjustment for adoption of Topic 326	—	—	7,022	—
Provision for credit losses - unfunded loan commitments	1,539	—	2,356	—
Balance, end of period	$12,094	$2,599	$12,094	$2,599

The allowance for credit losses - unfunded loan commitments was $12.1 million at September 30, 2020 compared to $2.6 million at September 30, 2019. The increase in the allowance for credit losses - unfunded loan commitments reflects the adoption of Financial Instruments - Credit Losses (Topic 326) as well as the increased provision for credit losses - unfunded loan commitments recorded during the quarter and nine months ended September 30, 2020. During the three months ended September 30, 2020, we recorded a provision for credit losses - unfunded loan commitments of $1.5 million, compared to none during the quarter a year ago. During the nine months ended September 30, 2020, we recorded a provision for credit losses - unfunded loan commitments of $2.4 million, compared to a provision for loan losses of none during the same period a year earlier. The provision for credit losses - unfunded loan commitments for the current quarter was primarily the result of risk rating downgrades on construction, acquisition and development and land loan commitments and the provision for loan credit losses - unfunded loan commitments for the nine months ended September 30, 2020 was primarily due to higher forecasted unemployment rates, as well as other economic metrics due to the impacts of COVID-19 in our reasonable and supportable forecast.

Non-interest Income. The following table presents the key components of non-interest income for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2020	2019	Change Amount	Change Percent	2020	2019	Change Amount	Change Percent
Deposit fees and other service charges	$8,742	$10,331	$(1,589)	(15.4)%	$26,091	$36,995	$(10,904)	(29.5)%
Mortgage banking operations	16,562	6,616	9,946	150.3	40,891	15,967	24,924	156.1
Bank owned life insurance	1,286	1,076	210	19.5	4,653	3,475	1,178	33.9
Miscellaneous	951	2,914	(1,963)	(67.4)	5,017	5,431	(414)	(7.6)
	27,541	20,937	6,604	31.5	76,652	61,868	14,784	23.9
Net gain on sale of securities	644	(2)	646	nm	815	(29)	844	nm
Net change in valuation of financial instruments carried at fair value	37	(69)	106	(153.6)	(2,360)	(172)	(2,188)	nm
Total non-interest income	$28,222	$20,866	$7,356	35.3	$75,107	$61,667	$13,440	21.8

Non-interest income was $28.2 million for the quarter ended September 30, 2020, compared to $20.9 million for the same quarter in the prior year, and $75.1 million for the nine months ended September 30, 2020, compared to $61.7 million for the same period in the prior year. Our non-interest income for the quarter ended September 30, 2020 included a $37,000 net gain for fair value adjustments and a net gain of $644,000 on sales of securities, primarily as a result of the gain recognized on the sale of our Visa Class B shares. For the quarter ended September 30, 2019, fair value adjustments resulted in a net loss of $69,000 and we had a net loss of $2,000 on sale of securities. Our non-interest income for the nine months ended September 30, 2020 included a $2.4 million net loss for fair value adjustments and a $815,000 net gain on sale of securities. During the nine months ended September 30, 2019, fair value adjustments resulted in a net loss of $172,000 and we had a $29,000 net loss on sale of securities. For a more detailed discussion of our fair value adjustments, please refer to Note 9 in the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.

Deposit fees and other service charges decreased by $1.6 million, or 15%, for the quarter ended September 30, 2020, and $10.9 million, or 29%, for the nine months ended September 30, 2020, compared to the same periods a year ago. The decrease in deposit fees and other service charges was primarily a result of reduced transaction deposit account activity since the start of the COVID-19 pandemic. The decrease in deposit fees and other services charges for the nine months ended September 30, 2020 compared to the same period a year ago also reflected fee waivers in response to the COVID-19 pandemic in the second quarter of 2020 and the impact of Banner becoming subject to the Durbin Amendment on July 1, 2019. Mortgage banking revenues, including gains on one- to four-family and multifamily loan sales and loan servicing fees, increased $9.9 million for the quarter ended September 30, 2020 and $24.9 million for the nine months ended September 30, 2020, compared to the same periods a year ago. Gains on sales of multifamily loans in the current quarter resulted in income of $1.1 million for the quarter ended September 30, 2020, compared to $1.0 million for the same period a year ago and, $1.4 million for the nine months ended September 30, 2020, compared to $1.5 million for the same period a year ago. Gains on sales of one- to four-family loans in the current quarter resulted in income of $15.7 million for the quarter ended September 30, 2020, compared to $5.3 million in the same period a year ago, and $39.6 million for the nine months ended September 30, 2020, compared to $12.8 million for the same period a year ago. The higher mortgage banking revenue reflected an increase in residential mortgage held-for-sale loan production due to increased refinance activity reflecting lower market interest rates as well as an increase in the gain on sale spread on one- to four-family held for sale loans during the quarter compared to the same periods a year ago. Home purchase activity accounted for 56% of one- to four-family mortgage banking loan originations during both the quarters ended September 30, 2020 and September 30, 2019. The increase in bank owned life insurance income for nine months ended September 30, 2020 compared to the same periods a year ago was due to a death benefit gain. The decrease in miscellaneous income for the quarter ended September 30, 2020 compared to the same period a year ago was a result of lower gains on the sales of SBA loans as well as a loss related to the disposition of assets during the current quarter.

Non-interest Expense.  The following table represents key elements of non-interest expense for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2020	2019	Change Amount	Change Percent	2020	2019	Change Amount	Change Percent
Salaries and employee benefits	$61,171	$59,090	$2,081	3.5%	$184,494	$169,359	$15,135	8.9%
Less capitalized loan origination costs	(8,517)	(7,889)	(628)	8.0	(25,433)	(20,137)	(5,296)	26.3
Occupancy and equipment	13,022	12,566	456	3.6	39,114	39,013	101	0.3
Information/computer data services	6,090	5,657	433	7.7	17,984	16,256	1,728	10.6
Payment and card processing expenses	4,044	4,330	(286)	(6.6)	12,135	12,355	(220)	(1.8)
Professional and legal expenses	2,368	2,704	(336)	(12.4)	6,450	7,474	(1,024)	(13.7)
Advertising and marketing	1,105	2,221	(1,116)	(50.2)	3,584	5,815	(2,231)	(38.4)
Deposit insurance expense	1,628	(1,604)	3,232	(201.5)	4,968	1,232	3,736	303.2
State/municipal business and use taxes	1,196	1,011	185	18.3	3,284	2,963	321	10.8
REO operations	(11)	126	(137)	(108.7)	93	263	(170)	(64.6)
Amortization of core deposit intangibles	1,864	1,985	(121)	(6.1)	5,867	6,090	(223)	(3.7)
Provision for credit losses - unfunded loan commitments	1,539	—	1,539	nm	2,356	—	2,356	nm
Miscellaneous	5,285	6,435	(1,150)	(17.9)	16,841	20,230	(3,389)	(16.8)
	90,784	86,632	4,152	4.8	271,737	260,913	10,824	4.1
COVID-19 expenses	778	—	778	nm	3,169	—	3,169	nm
Acquisition-related expenses	5	676	(671)	(99.3)	1,483	3,125	(1,642)	(52.5)
Total non-interest expense	$91,567	$87,308	$4,259	4.9%	$276,389	$264,038	$12,351	4.7%

Non-interest expenses increased by $4.3 million, to $91.6 million for the quarter ended September 30, 2020, compared to $87.3 million for the quarter ended September 30, 2019. For the nine months ended September 30, 2020, non-interest expense increased by $12.4 million, to $276.4 million compared to $264.0 million for the same period last year. The increases in both periods were primarily due to increases in salaries and employee benefits, deposit insurance expenses and provision for credit losses – unfunded loan commitments, partially offset by increases in capitalized loan origination costs. In addition, the quarter and nine months ended September 30, 2020 included $778,000 and $3.2 million of COVID-19 expenses, respectively. We expect to see COVID-19 expenses continue in the following quarters depending on the duration of the current pandemic.

Salary and employee benefits expenses increased $2.1 million to $61.2 million for the quarter ended September 30, 2020, compared to $59.1 million for the quarter ended September 30, 2019, primarily reflecting additional staffing related to the operations acquired from the acquisition of AltaPacific on November 1, 2019 as well as normal salary and wage adjustments. These increases were partially offset by lower self insurance medical expenses during the current period as well as a $1.6 million expense recognized in the third quarter of 2019 as a result of a decrease in the discount rate the Company used to calculate its liability associated with deferred compensation plans For similar reasons, salary and employee benefits expenses increased to $184.5 million for the nine months ended September 30, 2020, compared to

$169.4 million for the nine months ended September 30, 2019. Capitalized loan origination costs increased $628,000 for the quarter ended September 30, 2020, and $5.3 million for the nine months ended September 30, 2020, compared to the same periods in the prior year. This increase reflects the increase in loan originations, primarily PPP loans. Information data services expenses increased $433,000 for the quarter ended September 30, 2020 and $1.7 million for the nine months ended September 30, 2020, compared to the same periods in the prior year, reflecting incremental costs as the Company continued to grow. Professional and legal expenses decreased $336,000 for the quarter ended September 30, 2020, and $1.0 million for the nine months ended September 30, 2020, compared to the same periods in the prior year, reflecting a reduction in audit expenses due to the timing of accounting and audit work as well as decreased legal matters. Advertising and marketing expenses decreased $1.1 million for the quarter ended September 30, 2020, and $2.2 million for the nine months ended September 30, 2020, compared to the same periods in the prior year, reflecting a curtailment of direct mail and marketing campaigns in response to the COVID-19 pandemic. The provision for credit losses - unfunded loan commitments increased $1.5 million for the quarter ended September 30, 2020, compared to the quarter ended September 30, 2019, primarily reflecting risk rating downgrades. The provision for credit losses - unfunded loan commitments increased $2.4 million for the nine months ended September 30, 2020, compared to the same period in the prior year, primarily due to higher forecasted unemployment rates, as well as other economic metrics due to the impacts of COVID-19 in our reasonable and supportable forecast. Deposit insurance expense for the three and nine months ended September 30, 2019 includes an FDIC credit of $2.7 million for previously paid deposit insurance premiums which resulted in a net deposit insurance benefit of $1.6 million for the quarter ended September 30, 2019. Miscellaneous expenses decreased $1.2 million for the quarter ended September 30, 2020, and $3.4 million for the nine months ended September 30, 2020, compared to the same periods in the prior year, reflecting a reduction in employee travel, conferences and training expenses.

Income Taxes. For the quarter ended September 30, 2020, we recognized $7.5 million in income tax expense for an effective tax rate of 17.0%, which reflects our normal statutory tax rate reduced by the effect of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting. Our statutory income tax rate is 23.5%, representing a blend of the statutory federal income tax rate of 21.0% and apportioned effects of the state income tax rates. For the quarter ended September 30, 2019, we recognized $8.6 million in income tax expense for an effective tax rate of 17.9%. For the nine months ended September 30, 2020, we recognized $16.7 million in tax expense for an effective rate of 17.8%, compared to $28.4 million in income tax expense for an effective rate of 20.2% for the nine months ended September 30, 2019. For more discussion on our income taxes, please refer to Note 10 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

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

Non-Performing Assets:  Non-performing assets decreased to $36.7 million, or 0.25% of total assets, at September 30, 2020, from $40.5 million, or 0.32% of total assets, at December 31, 2019, and increased compared to $18.6 million, or 0.15% of total assets, at September 30, 2019. The increase in non-performing loans year-over-year was largely due to one commercial banking relationship totaling $6.6 million moving to nonaccrual status. Our allowance for credit losses - loans was $168.0 million, or 482% of non-performing loans at September 30, 2020 and our allowance for loan losses was $100.6 million, or 254% of non-performing loans at December 31, 2019 and $97.8 million, or 536% of non-performing loans at September 30, 2019.  In addition to the allowance for credit losses - loans, the Company maintains an allowance for credit losses - unfunded loan commitments which was $12.1 million at September 30, 2020 compared to $2.7 million at December 31, 2019 and $2.6 million at September 30, 2019. We believe our level of non-performing loans and assets continues to be manageable at September 30, 2020. The primary components of the $36.7 million in non-performing assets were $31.6 million in nonaccrual loans, $3.3 million in loans more than 90 days delinquent and still accruing interest, and $1.8 million in REO and other repossessed assets.

Loans are reported as TDRs when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  If any restructured loan becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the restructured loan(s) would be reclassified as nonaccrual.  At September 30, 2020, we had $5.8 million of restructured loans performing under their restructured repayment terms.

Banner is continuing to offer payment and financial relief programs for borrowers impacted by COVID-19. These programs include initial loan payment deferrals or interest-only payments for up to 90 days, waived late fees, and, on a more limited basis, waived interest and temporarily suspended foreclosure proceedings. Deferred loans are re-evaluated at the end of the initial deferral period and will either return to the original loan terms or could be eligible for an additional deferral period for up to 90 days. In addition, Banner has entered into payment forbearance agreements with other customers for periods of up to six months. Year to date, Banner has deferred payment or waived interest on 3,370 loans totaling $1.09 billion. Through September 30, 2020, the deferral period had ended for approximately 78%, or $849.7 million of these loans, leaving $239.6 million still on deferral. Of the loans still on deferral, 107 loans totaling $160.4 million have received a second deferral. Since these loans were performing loans that were current on their payments prior to the COVID-19 pandemic, these modifications are not considered to be troubled debt restructurings through September 30, 2020 pursuant to applicable accounting and regulatory guidance.

Prior to the implementation of Financial Instruments—Credit Losses (Topic 326) on January 1, 2020, loans acquired in merger transactions with deteriorated credit quality were accounted for as purchased credit-impaired pools. Typically, this would include loans that were considered non-performing or restructured as of the acquisition date. Accordingly, subsequent to acquisition, loans included in the purchased credit-impaired pools were not reported as non-performing loans based upon their individual performance status, so the loan categories of nonaccrual, impaired and 90 days past due and accruing did not include any purchased credit-impaired loans. Purchased credit-impaired loans were $15.9 million at December 31, 2019 and $12.6 million at September 30, 2019.
The following table sets forth information with respect to our non-performing assets and restructured loans at the dates indicated (dollars in thousands):

	September 30, 2020	December 31, 2019	September 30, 2019
Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$7,824	$5,952	$5,092
Multifamily	—	85	87
Construction and land	937	1,905	1,318
One- to four-family	2,978	3,410	3,007
Commercial business	14,867	23,015	3,035
Agricultural business, including secured by farmland	2,066	661	757
Consumer	2,896	2,473	2,473
	31,568	37,501	15,769
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	—	89	89
Construction and land	—	332	1,141
One- to four-family	2,649	877	652
Commercial business	425	401	358
Agricultural business, including secured by farmland	—	—	—
Consumer	181	398	247
	3,255	2,097	2,487
Total non-performing loans	34,823	39,598	18,256
REO, net (2)	1,795	814	228
Other repossessed assets held for sale	37	122	115
Total non-performing assets	$36,655	$40,534	$18,599

Total non-performing loans to loans before allowance for credit losses / allowance for loan losses	0.34%	0.43%	0.21%
Total non-performing loans to total assets	0.24%	0.31%	0.15%
Total non-performing assets to total assets	0.25%	0.32%	0.15%

Restructured loans performing under their restructured terms (3)	$5,790	$6,466	$6,721

Loans 30-89 days past due and on accrual (4)	$18,158	$20,178	$11,496

(1)Includes $4.6 million of nonaccrual TDR loans at September 30, 2020. For the nine months ended September 30, 2020, interest income was reduced by $1.7 million as a result of nonaccrual loan activity, which includes the reversal of $507,000 of accrued interest as of the date the loan was placed on nonaccrual. There was no interest income recognized on nonaccrual loans for the nine months ended September 30, 2020.
(2)Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as REO until it is sold. When property is acquired, it is recorded at the estimated fair value of the property, less expected selling costs. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or net realizable value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through the establishment of a specific reserve to the anticipated sales price, less selling and holding costs.
(3)These loans were performing under their restructured repayment terms at the dates indicated.
(4)Purchased credit-impaired loans are included at December 31, 2019 and September 30, 2019.

In addition to the non-performing loans as of September 30, 2020, we had other classified loans with an aggregate outstanding balance of $386.3 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

The following table presents the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade (in thousands):

	September 30, 2020	December 31, 2019	September 30, 2019

Pass	$9,699,098	$9,130,662	$8,702,171
Special Mention	41,575	61,189	19,989
Substandard	423,244	113,448	113,150
Doubtful	—	58	58
Total	$10,163,917	$9,305,357	$8,835,368

The increase in substandard loans during the nine months ended September 30, 2020 primarily reflects Banner proactively downgrading loans in industries the most at risk due to COVID-19.

REO: REO was $1.8 million at September 30, 2020 and compared with $814,000 at December 31, 2019. The following table shows REO activity for the three and nine months ended September 30, 2020 and September 30, 2019 (in thousands):

	Three Months Ended		Nine months ended
	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Balance, beginning of period	$2,400	$2,513	$814	$2,611
Additions from loan foreclosures	—	48	1,588	109
Proceeds from dispositions of REO	(707)	(2,333)	(805)	(2,483)
Gain (loss) on sale of REO	120	—	216	(9)
Valuation adjustments in the period	(18)	—	(18)	—
Balance, end of period	$1,795	$228	$1,795	$228

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the nine months ended September 30, 2020 and September 30, 2019, our loan originations, including originations of loans held for sale, exceeded our loan repayments by $1.89 billion and $915.0 million, respectively. There were $18,000 loan purchases during the nine months ended September 30, 2020 and $8.6 million during the nine months ended September 30, 2019. This activity was funded primarily by increased core deposits and the sale of loans in 2020. During the nine months ended September 30, 2020 and September 30, 2019, we received proceeds of $1.10 billion and $710.5 million, respectively, from the sale of loans. Securities purchased during the nine months ended September 30, 2020 and September 30, 2019 totaled $824.0 million and $161.2 million, respectively, and securities repayments, maturities and sales in those periods were $461.4 million and $297.5 million, respectively.

Our primary financing activity is gathering deposits. Total deposits increased by $2.17 billion during the first nine months of 2020, as core deposits increased by $2.37 billion and certificates of deposits, primarily brokered deposits, decreased by $205.1 million. The increase in total deposits during the first nine months of 2020 was due primarily to PPP loan funds deposited into customer accounts, fiscal stimulus payments, and an increase in average deposit account balances due to customer’s maintaining a higher level of liquidity during the COVID-19 pandemic. Certificates of deposit are generally more vulnerable to competition and more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At September 30, 2020, certificates of deposit amounted to $915.4 million, or 7% of our total deposits, including $694.5 million which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our certificates of deposit as they mature.

FHLB advances decreased $300.0 million to $150.0 million during the first nine months of 2020. Other borrowings increased $58.5 million to $177.0 million at September 30, 2020 from $118.5 million at December 31, 2019.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the nine months ended

September 30, 2020 and 2019, we used our sources of funds primarily to fund loan commitments and purchase securities. At September 30, 2020, we had outstanding loan commitments totaling $3.60 billion, primarily relating to undisbursed loans in process and unused credit lines. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings.  We maintain credit facilities with the FHLB-Des Moines, which provided for advances that in the aggregate would equal the lesser of 45% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock) and 45% of Islanders Bank’s assets or adjusted qualifying collateral.  At September 30, 2020, under these credit facilities based on pledged collateral, Banner Bank had $2.36 billion of available credit capacity and Islanders Bank $29.8 million of available credit capacity. Advances under these credit facilities totaled $150.0 million at September 30, 2020. In addition, Banner Bank has been approved for participation in the Borrower-In-Custody (BIC) program by the Federal Reserve Bank of San Francisco (FRBSF).  Under this program, based on pledged collateral, Banner Bank had available lines of credit of approximately $989.9 million as of September 30, 2020.  We had no funds borrowed from the FRBSF at September 30, 2020 or December 31, 2019.  Additionally, the Federal Reserve recently established the Paycheck Protection Program Liquidity Facility (PPPLF) to bolster the effectiveness of the PPP. As of September 30, 2020, Banner Bank was approved to utilize the PPPLF. Banner Bank may utilize the PPPLF pursuant to which it will pledge PPP loans at face value as collateral to obtain FRB non-recourse advances. Banner Bank utilized and repaid outstanding advances from the PPPLF during the quarter ended June 30, 2020. There were no borrowings outstanding under this program during the quarter ended September 30, 2020.
Banner Corporation is a separate legal entity from the Banks and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner Corporation’s primary sources of funds consist of capital raised through dividends or capital distributions from the Banks, although there are regulatory restrictions on the ability of the Banks to pay dividends. At September 30, 2020, the Company on an unconsolidated basis had liquid assets of $127.1 million. On June 30, 2020, Banner issued and sold in an underwritten offer of the Subordinated Notes, resulting in net proceeds, after underwriting discounts and offering expenses, of $98.1 million.  The Subordinated Notes qualify as Tier 2 capital for regulatory capital purposes.

As noted below, Banner Corporation and its subsidiary banks continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the nine months ended September 30, 2020, total shareholders’ equity increased $52.5 million, to $1.65 billion.  At September 30, 2020, tangible common shareholders’ equity, which excludes goodwill and other intangible assets, was $1.25 billion, or 8.78% of tangible assets.  See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to tangible common shareholders’ equity.  Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets.  In addition to the minimum capital ratios, both Banner Corporation and the Banks are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital of more than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At September 30, 2020, Banner Corporation and the Banks each exceeded all regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 15 of the Notes to the Consolidated Financial Statements included in the 2019 Form 10-K for additional information regarding regulatory capital requirements for Banner Corporation and the Banks.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of September 30, 2020, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as “Adequately Capitalized”		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Amount
Banner Corporation—consolidated
Total capital to risk-weighted assets	$1,574,737	14.65%	$859,979	8.00%	$1,074,974	10.00%
Tier 1 capital to risk-weighted assets	1,340,173	12.47	644,985	6.00	644,985	6.00
Tier 1 leverage capital to average assets	1,340,173	9.56	560,816	4.00	n/a	n/a
Common equity tier 1 capital	1,196,673	11.13	483,738	4.50	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	1,409,158	13.34	845,076	8.00	1,056,344	10.00
Tier 1 capital to risk-weighted assets	1,276,928	12.09	633,807	6.00	845,076	8.00
Tier 1 leverage capital to average assets	1,276,928	9.31	548,867	4.00	686,083	5.00
Common equity tier 1 capital	1,276,928	12.09	475,355	4.50	686,624	6.50
Islanders Bank
Total capital to risk-weighted assets	29,516	15.14	15,594	8.00	19,493	10.00
Tier 1 capital to risk-weighted assets	27,077	13.89	11,696	6.00	15,594	8.00
Tier 1 leverage capital to average assets	27,077	8.15	13,289	4.00	16,611	5.00
Common equity tier 1 capital	27,077	13.89	8,772	4.50	12,671	6.50

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

The following table sets forth, as of September 30, 2020, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$46,693	10.1%	$125,227	13.8%	$53,495	2.7%
+300	43,756	9.5	116,910	12.9	105,063	5.3
+200	34,447	7.5	92,748	10.2	160,469	8.0
+100	19,916	4.3	54,059	6.0	137,123	6.9
0	—	—	—	—	—	—
-25	(3,764)	(0.8)	(11,634)	(1.3)	(46,446)	(2.3)

(1)    Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.  The targeted Federal Funds Rate was between 0.00% and 0.25% at September 30, 2020.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 2020 (dollars in thousands).  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At September 30, 2020, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $4.83 billion, representing a one-year cumulative gap to total assets ratio of 33.00%.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of September 30, 2020 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$804,392	$62,931	$116,283	$29,521	$9,537	$1,347	$1,024,011
Fixed-rate mortgage loans	386,993	292,737	849,001	422,418	315,543	19,202	2,285,894
Adjustable-rate mortgage loans	1,243,376	467,926	1,222,977	564,501	88,436	36	3,587,252
Fixed-rate mortgage-backed securities	185,609	141,335	276,911	148,593	278,595	34,125	1,065,168
Adjustable-rate mortgage-backed securities	200,366	7,156	31,209	4,105	2,963	—	245,799
Fixed-rate commercial/agricultural loans	379,737	374,798	885,290	132,092	92,458	22,933	1,887,308
Adjustable-rate commercial/agricultural loans	789,523	31,584	77,160	40,007	14,558	—	952,832
Consumer and other loans	469,097	54,115	50,852	16,155	15,245	31,074	636,538
Investment securities and interest-earning deposits	1,018,769	33,005	64,449	114,370	321,254	117,293	1,669,140
Total rate sensitive assets	5,477,862	1,465,587	3,574,132	1,471,762	1,138,589	226,010	13,353,942
Interest-bearing liabilities: (2)
Regular savings	243,237	165,366	533,273	377,212	538,498	474,700	2,332,286
Interest checking accounts	144,345	58,595	207,085	171,043	311,624	541,532	1,434,224
Money market deposit accounts	241,183	139,506	461,558	338,709	503,385	436,567	2,120,908
Certificates of deposit	391,905	302,691	194,745	24,060	2,052	—	915,453
FHLB advances	50,000	50,000	50,000	—	—	—	150,000
Subordinated notes	—	—	—	100,000	—	—	100,000
Junior subordinated debentures	147,944	—	—	—	—	—	147,944
Retail repurchase agreements	176,983	—	—	—	—	—	176,983
Total rate sensitive liabilities	1,395,597	716,158	1,446,661	1,011,024	1,355,559	1,452,799	7,377,798
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$4,082,265	$749,429	$2,127,471	$460,738	$(216,970)	$(1,226,789)	$5,976,144
Cumulative excess of interest-sensitive assets	$4,082,265	$4,831,694	$6,959,165	$7,419,903	$7,202,933	$5,976,144	$5,976,144
Cumulative ratio of interest-earning assets to interest-bearing liabilities	392.51%	328.80%	295.57%	262.38%	221.57%	181.00%	181.00%
Interest sensitivity gap to total assets	27.88	5.12	14.53	3.15	(1.48)	(8.38)	40.81
Ratio of cumulative gap to total assets	27.88	33.00	47.53	50.68	49.19	40.81	40.81

(Footnotes on following page)

Footnotes for Table of Interest Sensitivity Gap

(1)Adjustable-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due to mature, and fixed-rate assets are included in the period in which they are scheduled to be repaid based upon scheduled amortization, in each case adjusted to take into account estimated prepayments.  Mortgage loans and other loans are not reduced for allowances for loan losses and non-performing loans.  Mortgage loans, mortgage-backed securities, other loans and investment securities are not adjusted for deferred fees, unamortized acquisition premiums and discounts.
(2)Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(63,492), or (0.43)% of total assets at September 30, 2020.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019” of this report on Form 10-Q.

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

(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls Over Financial Reporting:  In the quarter ended September 30, 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the adoption of internal controls over financial reporting due to the implementation of FASB ASU 2016-13, Financial Instruments: Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended and commonly referred to as CECL.

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

ITEM 1A – Risk Factors

The following risk factor supplements the “Risk Factors” section contained in Item 1A of our 2019 Annual Report on Form 10-K.

The COVID-19 pandemic has adversely affected our ability to conduct business and our financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has significantly adversely affected our operations and the banking and financial services we provide, primarily to businesses and individuals in the states of Washington, Oregon, California and Idaho, all of which are under some level of government issued Stay-at-Home orders.  All of our branches and most of our deposit customers are also located in these four states. As an essential business, we continue to provide banking and financial services to our customers with drive-thru access available at the majority of our branch locations and in-person services available by appointment. In select markets on a test basis, Banner has begun taking steps to resume more normal branch activities with specific guidelines in place to provide for the safety of our clients and our personnel. In addition, we continue to provide access to banking and financial services via online banking, ATMs and telephone. If the COVID-19 pandemic worsens it could limit, or disrupt, our ability to provide banking and financial services to our customers.

In response to the Stay-at-Home Orders, currently approximately half of our employees are working remotely to enable us to continue to provide banking services to our customers. Heightened cybersecurity, information security and operational risks may result from these work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic. Further, we also rely upon our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. We have business continuity plans and other safeguards in place, however, there is no assurance that such plans and safeguards will be effective.

The COVID-19 pandemic has also resulted in declines in loan demand and loan originations other than through government sponsored programs such as the Paycheck Protection Program (PPP), deposit availability, market interest rates and negatively impacted many of our business and consumer borrowers’ ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address the economic consequences are unknown, including reductions in the targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will continue to be adversely affected in the near term, if not longer. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as revenues declined precipitously, especially in businesses related to travel, hospitality, leisure, and physical personal services. Consistent with guidance provided by banking regulators we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans once the COVID-19 pandemic is resolved. If the economic disruption from the COVID-19 pandemic continues for several months or worsens, it may result in increased loan delinquencies, adversely classified loans and loan charge-offs. As a result, our allowance for credit losses may prove to be insufficient to absorb losses in our loan portfolio, which would cause our results of operations, liquidity and financial condition to be adversely affected.

As of September 30, 2020, we hold and service a portfolio of 9,103 loans originated under the PPP with a balance of $1.15 billion.  The PPP loans are subject to the provisions of the Coronavirus Aid, Relief, and Economic Security Act of 2020 and to complex and evolving rules and guidance issued by the SBA and other government agencies.  We expect that the great majority of our PPP borrowers will seek full or partial forgiveness of their loan obligations.  We could face additional risks in our administrative capabilities to service our PPP loans, and with respect to the determination of loan forgiveness, depending on the final procedures for determining loan forgiveness.
In accordance with GAAP, we record assets acquired and liabilities assumed at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. If adverse economic conditions or the decrease in our stock price and market capitalization as a result of the pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition.

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

The ultimate impact of the COVID-19 pandemic will depend on future developments, which are highly uncertain and cannot be predicted including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic. Even after the COVID-19 pandemic subsides, the U.S. economy may experience a recession, and we anticipate our business would be materially and adversely affected by a prolonged recession. To the extent the COVID-19 pandemic adversely affects our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in our 2019 Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2020:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
July 1, 2020 - July 31, 2020	479	$36.12	—	—
August 1, 2020 - August 31, 2020	—	—	—	—
September 1, 2020 - September 30, 2020	—	—	—	—
Total for quarter	479	36.12	—	—

Employees surrendered 479 shares to satisfy tax withholding obligations upon the vesting of restricted stock grants during the three months ended September 30, 2020.

On March 27, 2019, the Company announced that its Board of Directors had renewed its authorization to repurchase up to 5% of the Company's common stock, or 1,757,637 of the Company's outstanding shares. This authorization expired in March 2020.  Due to the pandemic and market conditions the Company has no current plans to renew this authorization.

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

10{o}
Form of Consultant Agreement Between Banner Bank and Richard B. Barton [incorporated by reference to Exhibit 10.1 included in the Registrant’s Current Report on the Form 8-K filed on September 22, 2020 (File No. 000-26584)]

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

November 5, 2020	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

November 5, 2020	/s/ Peter J. Conner
Peter J. Conner
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)