Form 10-K
period 2020-12-31
BANNER CORP
filed 2021-02-23
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
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

Large accelerated filer X	Accelerated filer _____	Non-accelerated filer _____	Smaller reporting company ____	Emerging growth company ____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ____

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U. S. C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes X No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ____ No X

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant based on the closing sales price of the registrant’s common stock quoted on The NASDAQ Stock Market on June 30, 2020, was:
Common Stock – $1,320,288,340

 (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)
 The number of shares outstanding of the registrant’s classes of common stock as of January 31, 2021:
Common Stock, $.01 par value – 35,155,818 shares
 Documents Incorporated by Reference
Portions of Proxy Statement for Annual Meeting of Shareholders to be held April 28, 2021 are incorporated by reference into Part III.

BANNER CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, liquidity, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements. The novel coronavirus (COVID-19) pandemic is adversely affecting us, our clients, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways. Other factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses and provisions for credit losses; the ability to manage loan delinquency rates; competitive pressures among financial services companies; changes in consumer spending or borrowing and spending habits; interest rate movements generally and the relative differences between short and long-term interest rates, loan and deposit interest rates, net interest margin and funding sources; uncertainty regarding the future of the London Interbank Offered Rate (LIBOR), and the potential transition away from LIBOR toward new interest rate benchmarks; the impact of repricing and competitors’ pricing initiatives on loan and deposit products; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values; the ability to adapt successfully to technological changes to meet clients’ needs and developments in the marketplace; the ability to access cost-effective funding; the ability to control operating costs and expenses; the use of estimates in determining fair value of certain assets and liabilities which estimates may prove to be incorrect and result in significant changes in valuation; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect employees, and potential associated charges; disruptions, security breaches or other adverse events, failures or interruptions in, or attacks on information technology systems or on the third-party vendors who perform critical processing functions; changes in financial markets; changes in economic conditions in general and in Washington, Idaho, Oregon and California in particular; secondary market conditions for loans and the ability to sell loans in the secondary market; the costs effects and outcomes of litigation; legislation or regulatory changes or reforms, including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, results of safety and soundness and compliance examinations by the Board of Governors of the Federal Reserve System (the Federal Reserve), the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks (the Washington DFI) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require restitution or institute an informal or formal enforcement action which could require an increase in reserves for loan losses, write-downs of assets, or changes in regulatory capital position or affect the ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions, any of which could adversely affect liquidity and earnings; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations; changes in accounting principles, policies or guidelines, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, including the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the CARES Act) and the Consolidated Appropriations Act, 2021 the (CAA); future acquisitions by Banner of other depository institutions or lines of business; and future goodwill impairment due to changes in Banner’s business, changes in market conditions, including as a result of the COVID-19 pandemic including recent vaccination efforts or other factors; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (SEC), including this report on Form 10-K.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.  Further, many of these risks and uncertainties are currently amplified by and may continue to be amplified by or may, in the future, be amplified by, the COVID-19 pandemic. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.  All references to “Banner” refer to Banner Corporation and those to “the Banks” refer to its wholly-owned subsidiaries, Banner Bank and Islanders Bank, collectively.

PART 1

Item 1 – Business	General

Banner Corporation (the Company) is a bank holding company incorporated in the State of Washington. We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly-owned subsidiaries, Banner Bank and Islanders Bank. On February 5, 2021, Islanders Bank was merged into Banner Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2020, its 152 branch offices located in Washington, Oregon, California and Idaho. Banner Bank also has 18 loan production offices located in Washington, Oregon, California, Idaho and Utah. Islanders Bank is also a Washington-chartered commercial bank that, as of December 31, 2020, conducted business from three branch offices in San Juan County, Washington.  Banner Corporation is subject to regulation by the Federal Reserve.  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington DFI and the FDIC.  As of December 31, 2020, we had total consolidated assets of $15.03 billion, net loans of $9.70 billion, total deposits of $12.57 billion and total shareholders’ equity of $1.67 billion. Our voting common stock is traded on the NASDAQ Global Select Market under the ticker symbol “BANR.”

Banner Bank is a regional bank which offers a wide variety of commercial banking services and financial products to individuals, businesses and public sector entities in its primary market areas.  Islanders Bank is a community bank which offers similar banking services to individuals, businesses and public entities located primarily in the San Juan Islands.  The Banks’ primary business is that of traditional banking institutions, accepting deposits and originating loans in locations surrounding our offices in portions of Washington, Oregon, California and Idaho.  Banner Bank is also an active participant in the secondary market, engaging in mortgage banking operations largely through the origination and sale of one- to four-family and multifamily residential loans.  Lending activities include commercial business and commercial real estate loans, agriculture business loans, construction and land development loans, one- to four-family and multifamily residential loans, small business administration (SBA) loans and consumer loans.

We continue to invest in our delivery platform across the franchise with a primary emphasis on strengthening our presence in the higher growth regions of our markets. In 2019 we acquired AltaPacific, the holding company for AltaPacific Bank, which expanded the Company’s presence by adding density within our existing California geographic footprint. The acquisition of AltaPacific, which closed on November 1, 2019, included six branches and approximately $425.7 million in assets, $332.4 million in loans and $313.4 million in deposits. In addition to our expansion efforts, we continue to improve the efficiency of our branch delivery channel with on-going branch consolidations and investments in streamlining the origination of new loan and deposit accounts while simultaneously enhancing in our digital service and account origination capabilities. During last four months of 2020, Banner Bank completed the consolidation of 21 branches. As a result, we recorded expenses associated with these branch consolidations of $2.1 million, during the year ended December 31, 2020. Client adoption of mobile and digital banking accelerated beginning in the second quarter of 2020 and has continued since, while physical branch transaction volume declined. Banner anticipates this shift in client service delivery channel preference will continue after the COVID-19 pandemic social distancing related restrictions have ended.

In addition to bank acquisitions, relocations and consolidations, prior to 2020 we also focused on expanding our product offerings and invested heavily in marketing campaigns designed to significantly increase the brand awareness for Banner Bank.  During 2020, as a result of the COVID-19 pandemic some of our marketing campaigns were cut back. These investments have been significant elements in our strategy to grow client relationships and increase our market presence, while allowing us to better serve existing and future clients.  We believe our branch network, broad product line and heightened brand awareness have created a franchise that is well positioned for growth and to successfully execute on our super community bank model.  Our strategy is focused on delivering clients, including middle market and small businesses, business owners, their families and employees, a compelling value proposition by providing the financial sophistication and breadth of products of a regional bank while retaining the appeal, responsiveness, and superior service level of a community bank.

Banner Corporation’s successful execution of its super community bank model and strategic initiatives have delivered solid core operating results and profitability over the last several years. Despite the impact of the COVID-19 pandemic during 2020, Banner’s longer term strategic initiatives continue to focus on originating high quality assets and client acquisition, which resulted in and we believe will continue to result in increased core deposit balances and strong revenue generation while maintaining the Company’s moderate risk profile.

For the year ended December 31, 2020, our net income was $115.9 million, or $3.26 earnings per diluted share, compared to $146.3 million, or $4.18 earnings per diluted share, for the prior year. Our financial results for the year ended December 31, 2020 reflect the impact of the COVID-19 pandemic which resulted in a substantial reduction in business activity in all the states in which Banner operates. The current year results include an increase in the provision for credit losses due to the economic impacts of the COVID-19 pandemic as well as a decrease in the yield on earnings-assets as a result of the decline in market interest rates. Both the current year and prior year results were positively impacted by growth in interest-earnings assets, partially offset by increases in salary and employee benefits expense as well as merger and acquisition-related expenses of $2.1 million in 2020 and $7.5 million in 2019.

Banner is continuing to offer payment and financial relief programs for borrowers impacted by COVID-19. These programs include initial loan payment deferrals or interest-only payments for up to 90 days, waived late fees, and, on a more limited basis, waived interest and temporarily suspended foreclosure proceedings. Deferred loans are re-evaluated at the end of the initial deferral period and will either return to the original loan terms or may be eligible for an additional deferral period for up to 90 days. In addition, Banner Bank has entered into payment forbearance agreements with other clients for periods of up to six months. At December 31, 2020, Banner Bank had 158 loans totaling $75.4 million still on deferral. Of the loans still on deferral, 26 loans totaling $33.9 million have received a second deferral. Since these loans were performing loans that were current on their payments prior to the COVID-19 pandemic, these modifications are not considered to be troubled debt restructurings through December 31, 2020 pursuant to applicable accounting and regulatory guidance. On December 27, 2020, the CAA was signed into law. Among other purposes, this Act provides additional coronavirus emergency response and relief, including extending relief offered under the CARES Act related to troubled debt restructuring as a result of COVID-19 through January 1, 2022 or 60 days after the end of the national emergency declared by the President, whichever is earlier.

In addition, the U.S. Small Business Administration (SBA) provides assistance to small businesses impacted by COVID-19 through the Paycheck Protection Program (PPP), which was designed to provide near-term relief to help small businesses sustain operations. The deadline for PPP loan applications to the SBA was August 8, 2020. Under this program the Company funded 9,103 applications totaling $1.15 billion of loans in its service area and began processing applications for loan forgiveness in the fourth quarter of 2020. As of December 31, 2020, 595 of these PPP loans had been granted forgiveness totaling $112.3 million resulting in a remaining PPP loan balance of $1.04 billion. The CAA also renewed and extended the PPP until March 31, 2021 by authorizing an additional $284.5 billion for the program. As a result in January 2021, Banner Bank began accepting and processing loan applications under this second PPP program.

We have begun taking steps to resume more normal branch activities with specific guidelines in place to help safeguard the safety of its clients and personnel. To further the well-being of staff and clients, we implemented measures to allow employees to work from home to the extent practicable. To facilitate this approach, we allocated additional computer equipment to staff and enhanced our network capabilities with several upgrades. These expenses, plus other expenses incurred in response to the COVID-19 pandemic, resulted in $3.5 million of related costs during the year ended December 31, 2020.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of client deposits, FHLB advances, other borrowings, subordinated notes, and junior subordinated debentures. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets, interest-bearing liabilities and non-interest-bearing funding sources including non-interest-bearing deposits. Our net interest income before provision for credit losses increased 3% to $481.3 million for the year ended December 31, 2020, compared to $468.9 million for the year ended December 31, 2019. The increase in net interest income in 2020 is a result of growth in total loans receivable and core deposits, partially offset by lower yields on interest-earning assets. The growth in total loans receivable and core deposits was largely as the result of the origination of the PPP loans during the second and third quarters of 2020, as well as, an increase in general client liquidity due to reduced business investment and consumer spending.

Our net income also is affected by the level of our non-interest income, including deposit fees and service charges, results of mortgage banking operations, which includes loan origination and servicing fees and gains and losses on the sale of one- to four-family and multifamily loans, and gains and losses on the sale of securities, as well as our non-interest expenses, provisions for credit losses and income tax provisions. In addition, net income is affected by the net change in the value of certain financial instruments carried at fair value.

Our total revenues (net interest income before the provision for credit losses plus non-interest income) for 2020 increased $29.1 million, or 5%, to $579.9 million, compared to $550.9 million for 2019. Our total non-interest income, which is a component of total revenue, was $98.6 million for the year ended December 31, 2020, compared to $81.9 million for the year ended December 31, 2019. The increase in non-interest income during 2020 is primarily the result of increased mortgage banking income due to increased production of one- to four-family held for sale loans related to refinance activity as well as an increase in the gain on sale spreads on one- to four-family held for sale loans, partially offset by lower gains on the sale of multifamily held for sale loans. The increase in mortgage banking income was partially offset by lower deposit fees and service charges due to a combination of fee waivers and reduced transaction volume as a result of the COVID-19 pandemic and reduced interchange fee income from the first full year impacts of the fee limitations of the Durbin Amendment.
We recorded a $64.3 million provision for credit losses - loans in the year ended December 31, 2020, primarily reflecting an increase in the expected lifetime credit losses due to the COVID-19 pandemic based upon the financial conditions and economic outlook that existed as of December 31, 2020, compared to a $10.0 million provision recorded in 2019. The allowance for credit losses - loans at December 31, 2020 was $167.3 million, representing 470% of non-performing loans compared to $100.6 million, or 254% of non-performing loans at December 31, 2019. In addition to the allowance for credit losses - loans, Banner maintains an allowance for credit losses - unfunded loan commitments, which was $13.3 million at December 31, 2020 compared to $2.7 million at December 31, 2019. Non-performing loans were $35.6 million at December 31, 2020, compared to $39.6 million at December 31, 2019. Net charge-offs decreased to $5.4 million for the year ended December 31, 2020, compared to net charge-offs of $5.9 million for the prior year. (See Note 5, Loans Receivable and the Allowance for Credit Losses, of the Notes to the Consolidated Financial Statements as well as “Asset Quality” below.)

Our non-interest expense increased 4% to $373.1 million for the year ended December 31, 2020, compared to $357.7 million for the year ended December 31, 2019. The year-over-year increase in non-interest expense was largely attributable to increased salary and employee benefits expense principally related to the operations acquired in the November 2019 acquisition of AltaPacific Bank which was partially offset by increased capitalized loan origination costs, primarily related to PPP loan originations.

Recent Developments and Significant Events

Merger of Islanders Bank into Banner Bank

On July 22, 2020, Banner announced plans to merge Islanders Bank into Banner Bank. Regulatory approvals for the merger were received in October 2020, and the merger was completed on February 5, 2021. Since both banks were wholly owned subsidiaries of Banner, there was no change in the consolidated assets or liabilities of Banner.

Acquisition of AltaPacific Bancorp

Effective November 1, 2019, the Company acquired 100% of the outstanding common shares of AltaPacific and its wholly-owned subsidiary, AltaPacific Bank, a California State chartered bank headquartered in Santa Rosa, California, with six branches within California. On that date, AltaPacific merged with and into Banner. Pursuant to the previously announced terms of the merger, the equity holders of AltaPacific received an aggregate of 1.6 million shares of Banner voting common stock, plus cash in lieu of fractional shares for a total consideration paid of $87.6 million. The acquisition provided $425.7 million of assets, $332.4 million of loans, and $313.4 million of deposits. See Note 3 of the Notes to the Consolidated Financial Statements for additional information.

Lending Activities

General: All of our lending activities are conducted through Banner Bank, its subsidiary, Community Financial Corporation, a residential construction lender located in Portland, Oregon, and Islanders Bank. We offer a wide range of loan products to meet the demands of our clients and our loan portfolio is very diversified by product type, borrower and geographic location within our market area. We originate loans for our own loan portfolio and for sale in the secondary market. Management’s strategy has been to maintain a well-diversified portfolio with a significant percentage of assets in the loan portfolio having more frequent interest rate repricing terms or shorter maturities than traditional long-term fixed-rate mortgage loans. As part of this effort, we offer a variety of floating or adjustable interest rate products that correlate more closely with our cost of interest-bearing funds, particularly loans for commercial business and real estate, agricultural business, and construction and development purposes. However, in response to client demand, we continue to originate fixed-rate loans, including fixed interest rate mortgage loans with terms of up to 30 years. The relative amount of fixed-rate loans and adjustable-rate loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At December 31, 2020, our net loan portfolio totaled $9.70 billion compared to $9.20 billion at December 31, 2019.

Our lending activities are primarily directed toward the origination of real estate and commercial loans. Commercial real estate loans include owner-occupied, investment properties and multifamily residential real estate. Our level of activity and investment in commercial real estate loans has been relatively stable for many years. We also originate construction, land and land development loans, a significant component of which is our residential one- to four-family construction loans. Originations of one- to four-family construction loans have increased in recent years as builders have expanded production and experienced strong sales in many of the markets we serve. Our origination of construction and development loans has been significant during recent years and balances in this portion of the portfolio have increased in recent periods but not at the same pace of originations as brisk sales of new homes have produced rapid turnover through repayments. Our commercial business lending is directed toward meeting the credit and related deposit and treasury management needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas. In recent years, our commercial business lending has also included participation in certain national syndicated loans. Prior to 2020, reflecting the expanding economy of the western United States, demand for commercial business loans had strengthened and our production levels had increased from prior periods. As a result of COVID-19, commercial business loan originations declined in 2020, however, the decline was more than offset by the origination of PPP loans. Our residential mortgage loan originations have been very strong in recent years, as sustained periods of low interest rates have supported demand for loans to refinance existing debt as well as loans to finance home purchases. Most of the one- to four-family loans that we originate are sold in the secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. Our consumer loan activity is primarily directed at meeting demand from our existing deposit clients.

For additional information concerning our loan portfolio, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Financial Condition at December 31, 2020 and 2019—Loans and Lending” including Tables 4 and 5, which sets forth the composition and geographic concentration of our loan portfolio, and Tables 6 and 7, which contain information regarding the loans maturing in our portfolio.

One- to Four-Family Residential Real Estate Lending:  At both Banner Bank and Islanders Bank, we originate loans secured by first mortgages on one- to four-family residences in the markets we serve.  Through our mortgage banking activities, we sell residential loans on either a servicing-retained or servicing-released basis. In recent years, we have generally sold a significant portion of our conventional residential mortgage originations and nearly all of our government insured loans in the secondary market. At December 31, 2020, $717.9 million, or 7% of our loan portfolio, consisted of permanent loans on one- to four-family residences.

We offer fixed- and adjustable-rate mortgages (ARMs) at rates and terms competitive with market conditions, primarily with the intent of selling these loans into the secondary market.  Fixed-rate loans generally are offered on a fully amortizing basis for terms ranging from ten to 30 years at interest rates and fees that reflect current secondary market pricing.  Most ARM products offered adjust annually after an initial period ranging from one to five years, subject to a limitation on the annual adjustment and a lifetime rate cap.  For a small portion of the portfolio, where the initial period exceeds one year, the first interest rate change may exceed the annual limitation on subsequent adjustments.  Our ARM products most frequently adjust based upon the average yield on Treasury securities adjusted to a constant maturity of one year or certain London Interbank Offered Rate (LIBOR) indices plus a margin or spread above the index.  ARM loans held in our portfolio may allow for interest-only payments for an initial period up to five years but do not provide for negative amortization of principal and carry no prepayment restrictions.  The retention of ARM loans in our loan portfolio can help reduce our exposure to changes in interest rates.

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

Construction and Land Lending:  Historically, we have invested a significant portion of our loan portfolio in residential construction and land loans to professional home builders and developers. Our land loans are typically on improved or entitled land, versus raw land. We also make construction loans to qualified owner occupants, which upon completion of the construction phase convert to long-term amortizing one- to four-family residential loans that are eligible for sale in the secondary market. We regularly monitor our construction and land loan portfolios and the economic conditions and housing inventory in each of our markets and increase or decrease this type of lending as we observe market conditions change. Our residential construction and land and land development lending has been recently increasing in select markets and has made a meaningful contribution to our net interest income and profitability.  To a lesser extent, we also originate construction loans for commercial and multifamily real estate.  Although well diversified with respect to sub-markets, price ranges and borrowers, our construction, land and land development loans are significantly concentrated in the greater Puget Sound region of Washington State and the Portland, Oregon market area. At December 31, 2020, construction, land and land development loans totaled $1.29 billion, or 13% of total loans; 39% of the balance was comprised of one- to four-family construction and residential land and land development loans, with the remaining balance comprised of commercial and multifamily real estate construction loans and commercial land and land development loans.

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

On a more limited basis, we also make land loans to developers, builders and individuals to finance the acquisition and/or development of improved lots or unimproved land.  In making land loans, we follow more conservative underwriting policies than those for construction loans but maintain disbursement and monitoring procedures that are similar.  The initial term on land loans is typically one to three years with interest only payments, payable monthly, and provisions for principal reduction as lots are sold and released from the lien of the mortgage.

Commercial and Multifamily Real Estate Lending: We originate loans secured by multifamily and commercial real estate, including loans for construction of multifamily and commercial real estate projects.  Commercial real estate loans are made for both owner-occupied and investor-owned properties.  At December 31, 2020, our loan portfolio included $1.96 billion in non-owner-occupied commercial real estate loans, $1.08 billion in owner-occupied commercial real estate loans, $573.8 million of small balance CRE loans and $428.2 million in multifamily loans which in aggregate comprised 41% of our total loans.  Multifamily and commercial real estate lending affords us an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending.  In originating multifamily and commercial real estate loans, we consider the location, marketability and overall attractiveness of the properties.  Our underwriting guidelines for multifamily and commercial real estate loans require an appraisal from a qualified independent appraiser and an economic analysis of each property with regard to the annual revenue and expenses, debt service coverage and fair value to determine the maximum loan amount.  In the approval process we assess the borrower’s willingness and ability to manage the property and repay the loan and the adequacy of the collateral in relation to the loan amount. While a portion of our multifamily loan originations are held for investment, the majority of multifamily loan originations are sold with the gain recognized as mortgage banking income. For information concerning the risks associated with commercial and multifamily real estate lending, see Item 1A., “Risk Factors—Our loan portfolio includes loans with a higher risk of loss.”

Multifamily and commercial real estate loans originated by us are both fixed- and adjustable-rate loans with intermediate terms of generally five to ten years.  A significant portion of our multifamily and commercial real estate loans are linked to various FHLB advance rates, certain prime rates, US Treasury rates, or other market rate indices.  Rates on these adjustable-rate loans generally adjust with a frequency of one to five years after an initial fixed-rate period ranging from one to ten years.  Our commercial real estate portfolio consists of loans on a variety of property types with no large concentrations by property type, location or borrower.  At December 31, 2020, the average size of our commercial real estate loans was $869,000 and the largest commercial real estate loan, in terms of an outstanding balance, in our portfolio was approximately $18.4 million.

Commercial Business Lending:  We are active in small- to medium-sized business lending.  Our commercial bankers are focused on local markets and devote a great deal of effort to developing client relationships and providing these types of borrowers with a full array of products and services delivered in a thorough and responsive manner.  Our experienced commercial bankers and senior credit staff help us meet our commitment to small business lending while also focusing on corporate lending opportunities for borrowers with credit needs generally in a $3 million to $25 million range. In addition to providing earning assets, commercial business lending has helped us increase our deposit base. In recent years, our commercial business lending has included modest participation in certain national syndicated loans, including shared national credits. We also originate smaller balance business loans principally through our retail branch network, using our Quick Step business loan program, which is closely aligned with our consumer lending operations and relies on centralized underwriting procedures. Quick Step business loans are available up to $1.0 million, business lines of credit are available up to $500,000 and owner-occupied real estate loans are available up to $1.0 million.

Beginning in the second quarter of 2020, we began to offer PPP loans which are fully guaranteed by the SBA, to existing and new clients as a result of the COVID-19 pandemic. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower's PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA if the borrower meets the PPP conditions. We expect that the great majority of our PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the program. We earn 1% interest on PPP loans as well as a fee from the SBA to cover processing costs, which is amortized over the life of the loan. The maturity date of the PPP loan is either two or five years from the date of loan origination. The balance of unamortized net deferred fees on PPP loans was $24.1 million at December 31, 2020.

Commercial business loans, other than PPP loans, may entail greater risk than other types of loans.  Conventional commercial business loans generally provide higher yields or related revenue opportunities than many other types of loans but also require more administrative and management attention.  Loan terms, including the fixed or adjustable interest rate, the loan maturity and the collateral considerations, vary significantly and are negotiated on an individual loan basis. For information concerning the risks associated with commercial business lending, see Item 1A., “Risk Factors—Our loan portfolio includes loans with a higher risk of loss.”
We underwrite our conventional commercial business loans on the basis of the borrower’s cash flow and ability to service the debt from earnings rather than on the basis of the underlying collateral value.  We seek to structure these loans so that they have more than one source of repayment.  The borrower is required to provide us with sufficient information to allow us to make a prudent lending determination.  In most instances, this information consists of at least three years of financial statements and tax returns, a statement of projected cash flows, current financial information on any guarantor and information about the collateral.  Loans to closely held businesses typically require personal guarantees by the principals.  Our commercial business loan portfolio is geographically dispersed across the market areas serviced by our branch network and there are no significant concentrations by industry or product.

Our commercial business loans may be structured as term loans or as lines of credit.  Commercial business term loans are generally made to finance the purchase of fixed assets and have maturities of five years or less.  Commercial business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of one year.  Adjustable- or floating-rate loans are primarily tied to various prime rate or LIBOR indices.  At December 31, 2020, commercial business loans totaled $2.18 billion, or 22% of our total loans receivable, including $1.04 billion of PPP loans and $122.2 million of shared national credits.

Agricultural Lending:  Agriculture is a major industry in several of our markets.  We make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting.  Payments on agricultural loans depend, to a large degree, on the results of operations of the related farm entity.  The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile.  At December 31, 2020, agricultural business loans, including collateral secured loans to purchase farm land and equipment, totaled $299.9 million, or 3% of our loan portfolio.

Agricultural operating loans generally are made as a percentage of the borrower’s anticipated income to support budgeted operating expenses.  These loans are secured by a blanket lien on all crops, livestock, equipment, accounts and products and proceeds thereof.  In the case of crops, consideration is given to projected yields and prices from each commodity.  The interest rate is normally floating based on the prime rate or a LIBOR index plus a negotiated margin.  Because these loans are made to finance a farm’s or ranch’s annual operations, they are usually written on a one-year review and renewable basis.  The renewal is dependent upon the prior year’s performance and the forthcoming year’s projections as well as the overall financial strength of the borrower.  We carefully monitor these loans and related variance reports on income and expenses compared to budget estimates.  To meet the seasonal operating needs of a farm, borrowers may qualify for single payment notes, revolving lines of credit and/or non-revolving lines of credit.

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

We also originate loans to finance the purchase of farm equipment.  Loans to purchase farm equipment are made for terms of up to seven years.  On occasion, we also originate agricultural real estate loans secured primarily by first liens on farmland and improvements thereon located in our market areas, although generally only to service the needs of our existing clients.  Loans are written in amounts ranging from 50% to 75% of the tax assessed or appraised value of the property for terms of five to 20 years.  These loans generally have interest rates that adjust at least every five years based upon a Treasury index or FHLB advance rate plus a negotiated margin.  Fixed-rate loans are granted on terms usually not to exceed five years.  In originating agricultural real estate loans, we consider the debt service coverage of the borrower’s cash flow, the appraised value of the underlying property, the experience and knowledge of the borrower, and the borrower’s past performance with us and/or the market area.  These loans normally are not made to start-up businesses and are reserved for existing clients with substantial equity and a proven history.

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

Consumer and Other Lending:  We originate a variety of consumer loans, including home equity lines of credit, automobile, boat and recreational vehicle loans and loans secured by deposit accounts.  While consumer lending has traditionally been a small part of our business, with loans made primarily to accommodate our existing client base, it has received consistent emphasis in recent years.  Part of this emphasis includes a Banner Bank-owned credit card program.  Similar to other consumer loan programs, we focus this credit card program on our existing client base to add to the depth of our client relationships.  In addition to earning balances, credit card accounts produce non-interest revenues through interchange fees and other activity-based revenues. Our underwriting of consumer loans is focused on the borrower’s credit history and ability to repay the debt as evidenced by documented sources of income.  At December 31, 2020, we had $605.8 million, or 6% of our loan portfolio, in consumer related loans, including $491.8 million, or 5% of our loan portfolio, in consumer loans secured by one- to four-family residences. For information concerning the risks associated with consumer lending, see Item 1A., “Risk Factors—Our loan portfolio includes loans with a higher risk of loss.”

Loan Solicitation and Processing:  We originate real estate loans in our market areas by direct solicitation of real estate brokers, builders, developers, depositors, walk-in clients and visitors to our Internet website.  One- to four-family residential loan applications are taken by our mortgage loan officers or through our Internet website and are processed in branch or regional locations.  In addition, we have specialized loan origination units, focused on construction and land development, commercial real estate and multifamily loans. Most underwriting and loan administration functions for our real estate loans are performed by loan personnel at central locations.

In addition to commercial real estate loans, our commercial bankers solicit commercial and agricultural business loans through call programs focused on local businesses and farmers.  While commercial bankers are delegated reasonable commitment authority based upon their qualifications, credit decisions on significant commercial and agricultural loans are made by senior loan officers or in certain instances by the Board of Directors of Banner Bank or Islanders Bank, as applicable.

We originate consumer loans and small business (including Quick Step) commercial business loans through various marketing efforts directed primarily toward our existing deposit and loan clients.  Consumer loans and Quick Step commercial business loan applications are primarily underwritten and documented by centralized administrative personnel.

Loan Originations, Sales and Purchases

While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative client demand and competition in each market we serve.  For the years ended December 31, 2020 and 2019, we originated loans, net of repayments, including our participation in syndicated loans and loans held for sale of $2.02 billion and $1.40 billion, respectively. For additional information concerning origination of portfolio loans by type, see Item 7 in this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2020 and 2019—Loans and Lending,” and Table 3 contained therein.

We sell many of our newly originated one- to four-family residential mortgage loans and multifamily loans to secondary market purchasers as part of our interest rate risk management strategy.  Originations of loans for sale increased to $1.46 billion for the year ended December 31, 2020 from $1.09 billion during 2019. Originations of loans for sale included $234.0 million and $340.0 million of multifamily held for sale loan production for the years ended December 31, 2020 and December 31, 2019, respectively. Sales of loans generally are beneficial to us because these sales may generate income at the time of sale, provide funds for additional lending and other investments, increase liquidity or reduce interest rate risk.  During the year ended December 31, 2020, we received proceeds of $1.47 billion from the sale of loans held for sale compared to $1.07 billion for the year ended December 31, 2019. The held for sale loans sold in 2020 and 2019 included $241.8 million and $332.7 million, respectively, of multifamily loans held for sale. We sell one- to four-family mortgage loans on both a servicing-retained and a servicing-released basis.  All loans are sold without recourse but subject to standard representations and warranties. The decision to hold or sell loans is based on asset liability management goals, strategies and policies and on market conditions.  For additional information, see “Loan Servicing.”

We periodically purchase whole loans and loan participation interests or participate in syndicates originating new loans, including shared national credits, primarily during periods of reduced loan demand in our primary market area and at times to support our Community Reinvestment Act lending activities.  Any such purchases or loan participations are generally made on terms consistent with our underwriting standards; however, the loans may be located outside of our normal lending area.  During the years ended December 31, 2020 and 2019, we purchased $2.5 million and $9.8 million, respectively, of loans and loan participation interests, principally commercial real estate loans.

Loan Servicing

We receive fees from a variety of institutional owners in return for performing the traditional services of collecting individual payments and managing portfolios of sold loans.  At December 31, 2020, we were servicing $3.03 billion of loans for others.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance.  In addition to earning fee income, we retain certain amounts in escrow for the benefit of the lender for which we incur no interest expense but are able to invest the funds into earning assets.

Mortgage Servicing Rights:  We record mortgage servicing rights (MSRs) with respect to loans we originate and sell in the secondary market on a servicing-retained basis.  The value of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income.  Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. MSRs generally are adversely affected by higher levels of current or anticipated prepayments resulting from decreasing interest rates.  MSRs are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized carrying amount. At December 31, 2020, our MSRs were carried at a value of $15.2 million, net of amortization. For additional information see Note 16, Goodwill, Other Intangible Assets and Mortgage Servicing Rights, of the Notes to the Consolidated Financial Statements.

Asset Quality

Classified Assets:  State and federal regulations require that the Banks review and classify their problem assets on a regular basis.  In addition, in connection with examinations of insured institutions, state and federal examiners have authority to identify problem assets and, if appropriate, require them to be classified.  Historically, we have not had any meaningful differences of opinion with the examiners with respect to asset classification.  Banner Bank’s Credit Policy Division reviews detailed information with respect to the composition and performance of the loan portfolios, including information on risk concentrations, delinquencies and classified assets for both Banner Bank and Islanders Bank.  The Credit Policy Division approves all recommendations for new classified loans or, in the case of smaller-balance homogeneous loans including residential real estate and consumer loans, it has approved policies governing such classifications, or changes in classifications, and develops and monitors action plans to resolve the problems associated with the assets.  The Credit Policy Division also approves recommendations for establishing the appropriate level of the allowance for credit losses.  Significant problem loans are transferred to Banner Bank’s Special Assets Department for resolution or collection activities.  The Banks’ and Banner Corporation’s Boards of Directors are given a detailed report on classified assets and asset quality at least quarterly.  For additional information regarding asset quality and non-performing loans, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2020 and 2019—Asset Quality,” and Tables 12 and 13 contained therein.

Allowance for Credit Losses:  In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.  As a result, we maintain an allowance for credit losses consistent with U.S. generally accepted accounting principles (GAAP) guidelines.  We increase our allowance for credit losses by charging provision for credit losses against our income.  The allowance for credit losses is maintained at a level sufficient to provide for expected credit losses over the life of the loan based on evaluating historical credit loss experience and making adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio and forecasted economic conditions.  In June 2016, Financial Accounting Standards Board issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, referred to as Current Expected Credit Loss, or CECL, which became effective for Banner on January 1, 2020. For additional information on CECL see Note 2, Accounting Standards Recently Issued or Adopted, of the Notes to the Consolidated Financial Statements. For additional information concerning our allowance for credit losses, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Results of Operations for the Years Ended December 31, 2020 and 2019—Provision and Allowance for Credit Losses,” and Tables 17 and 18 contained therein.

Real Estate Owned:  Real estate owned (REO) is property acquired by foreclosure or receiving a deed in lieu of foreclosure, and is recorded at the estimated fair value of the property, less expected selling costs.  Development and improvement costs relating to the property are capitalized to the extent they add value to the property.  The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are credited or charged to operations in the period in which they are realized.  The amounts we will ultimately recover from REO may differ substantially from the carrying value of the assets because of market factors beyond our control or because of changes in our strategies for recovering the investment.   For additional information on REO, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2020 and 2019—Asset Quality” and Table 14 contained therein and Note 6, Real Estate Owned, Held for Sale, Net, of the Notes to the Consolidated Financial Statements.

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

At December 31, 2020, our consolidated investment portfolio totaled $2.77 billion and consisted principally of U.S. Government agency obligations, mortgage-backed securities, municipal bonds, corporate debt obligations, and asset-backed securities.  Investment levels may be increased or decreased in order to manage balance sheet liquidity, interest rate risk, market risk and provide appropriate risk adjusted returns. Securities purchases exceeded sales, paydowns and maturities during the year ended December 31, 2020 as we deployed excess balance sheet liquidity and market spreads for certain securities widened.

For detailed information on our investment securities, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2020 and 2019—Investments,” and Tables 1 and 2 contained therein.

Derivatives
The Company, through its Banner Bank subsidiary, is party to various derivative instruments that are used for asset and liability management and client financing needs. Derivative instruments are contracts between two or more parties that have a notional amount and an underlying variable, require no net investment and allow for the net settlement of positions. The notional amount serves as the basis for the payment provision of the contract and takes the form of units, such as shares or dollars. The underlying variable represents a specified interest rate, index, or other component. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and influences the market value of the derivative contract. We obtain dealer quotations to value our interest rate swap derivative contracts.
Our predominant derivative and hedging activities involve interest rate swaps related to certain term loans, interest rate lock commitments to borrowers, and forward sales contracts associated with mortgage banking activities. Generally, these instruments help us manage exposure to market risk and meet client financing needs. Market risk represents the possibility that economic value or net interest income will be adversely affected by fluctuations in external factors such as market-driven interest rates and prices or other economic factors.
Derivatives Not Designated in Hedge Relationships
Interest Rate Swaps: Banner Bank uses an interest rate swap program for commercial loan clients, in which we provide the client with a variable rate loan and enter into an interest rate swap in which the client receives a fixed rate payment in exchange for a variable rate payment. We offset our risk exposure by entering into an offsetting interest rate swap with a dealer counterparty for the same notional amount and length of term as the client interest rate swap providing the dealer counterparty with a fixed rate payment in exchange for a variable rate payment. At December 31, 2020, Banner Bank had $451.8 million in notional amounts of these client interest rate swaps outstanding that were not designated in hedge relationships, with an equal amount of offsetting third party swaps also in place. These swaps do not qualify as designated hedges; therefore, each swap is accounted for as a free standing derivative.
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
In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision such that if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, we could be required to settle our obligations under certain of these agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If we had breached any of these provisions at December 31, 2020 or 2019, we could have been required to settle our obligations under the agreements at the termination value. We generally post collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities.
Derivative assets and liabilities are recorded at fair value on the balance sheet. Master netting agreements allow us to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable. In addition, some interest rate swap derivatives between Banner Bank and the dealer counterparties are cleared through central clearing houses. These clearing houses characterize the variation margin payments as settlements of the derivative’s market exposure and not as collateral.

Derivatives Designated in Hedge Relationships

Our fixed-rate loans result in exposure to losses in value or net interest income as interest rates change. The risk management objective for hedging fixed-rate loans is to effectively convert the fixed rate received to a floating rate. Under a prior program that is now discontinued we hedged our exposure to changes in the fair value of certain fixed-rate loans through the use of interest rate swaps. As of December 31, 2020, Banner Bank was a party to $338,000 in notional amounts of interest rate swaps designated in a hedge relationship. For a qualifying fair value hedge, changes in the value of the derivatives are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged.

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

We compete with other financial institutions and financial intermediaries in attracting deposits.  There is strong competition for transaction balances and savings deposits from commercial banks, credit unions and non-bank corporations, such as securities brokerage companies, mutual funds and other diversified companies, some of which have nationwide networks of offices.  Much of the focus of our acquisitions, branch relocations and renovation and advertising and marketing campaigns has been directed toward attracting additional deposit client relationships and balances.  In addition, our electronic and digital banking activities including debit card and automated teller machine (ATM) programs, on-line Internet banking services and client remote deposit and mobile banking capabilities are all directed at providing products and services that enhance client relationships and result in growing deposit balances as well as fee income.  Core deposits (non-interest-bearing checking and interest-bearing transaction and savings accounts) are a fundamental element of our business strategy. Core deposits were 93% of total deposits at December 31, 2020 compared to 89% a year earlier and 86% two years ago.

Deposit Accounts:  We generally attract deposits from within our primary market areas by offering a broad selection of deposit instruments, including non-interest-bearing checking accounts, interest-bearing checking accounts, money market deposit accounts, regular savings accounts, certificates of deposit, treasury management services and retirement savings plans.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of deposit accounts, we consider current market interest rates, profitability to us, matching deposit and loan products and client preferences and concerns.  At December 31, 2020, we had $12.57 billion of deposits.  For additional information concerning our deposit accounts, see Item 7 in this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2020 and 2019—Deposit Accounts,” including Table 8 contained therein, which sets forth the balances of deposits in the various types of accounts, and Table 9, which sets forth the amount of our certificates of deposit in excess of the FDIC insurance limit by time remaining until maturity as of December 31, 2020.  In addition, see Note 8, Deposits of the Notes to the Consolidated Financial Statements.

Borrowings:  While deposits are the primary source of funds for our lending and investment activities and for general business purposes, we also use borrowings to supplement our supply of lendable funds, to meet deposit withdrawal requirements and to more efficiently leverage our capital position.  The FHLB serves as our primary borrowing source. The FHLB provides credit for member financial institutions such as Banner Bank and Islanders Bank.  As members, the Banks are required to own capital stock in the FHLB and are authorized to apply for advances on the security of that stock and certain of their mortgage loans and securities, provided that certain credit worthiness standards have been met.  Limitations on the amount of advances are based on the financial condition of the member institution, the adequacy of collateral pledged to secure the credit, and FHLB stock ownership requirements.  At December 31, 2020, we had $150.0 million of borrowings from the FHLB.  At that date, based on pledged collateral, Banner Bank had $2.28 billion of available credit capacity and Islanders Bank had $32.5 million of available credit capacity with the FHLB.  The Federal Reserve Bank serves as an additional source of borrowing capacity.  The Federal Reserve Bank provides credit based upon acceptable loan collateral, which includes certain loan types not eligible for pledging to the FHLB.  At December 31, 2020, based upon our available unencumbered collateral, Banner Bank was eligible to borrow $958.7 million from the Federal Reserve Bank, although at that date we had no funds borrowed under this arrangement.  Although eligible to participate, Islanders Bank has not applied for approval to borrow from the Federal Reserve Bank.  Additionally, the Federal Reserve recently established the Paycheck Protection Program Liquidity Facility (PPPLF) to bolster the effectiveness of the PPP. Banner Bank may utilize the PPPLF, pursuant to which it will pledge PPP loans at face value as collateral to obtain FRB non-recourse advances. Although Banner Bank utilized and repaid outstanding advances from the PPPLF during the current year, there were no borrowings outstanding under this program at December 31, 2020. For additional information concerning our borrowings, see Item 7 in this report, “Management’s Discussion and

Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2020 and 2019—Borrowings,” and Table 11 contained therein, as well as Note 9, Advances from Federal Home Loan Bank of Des Moines and Note 10, Other Borrowings of the Notes to the Consolidated Financial Statements.

At December 31, 2020, Banner Bank had uncommitted federal funds line of credit agreements with other financial institutions totaling $125.0 million, while Islanders Bank had an uncommitted federal funds line of credit agreement with another financial institution totaling $5.0 million. No balances were outstanding under these agreements as of December 31, 2020. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage.

We issue retail repurchase agreements, generally due within 90 days, as an additional source of funds, primarily in connection with treasury management services provided to our larger deposit clients.  At December 31, 2020, we had issued retail repurchase agreements totaling $184.8 million. We also may borrow funds through the use of secured wholesale repurchase agreements with securities brokers; at December 31, 2020, we had no borrowings outstanding under wholesale repurchase agreements. The retail repurchase borrowings were secured by pledges of certain U.S. Government and agency notes and mortgage-backed securities with a market value of $207.6 million at December 31, 2020.

We have also issued $120.0 million of junior subordinated debentures in connection with the sale of trust preferred securities (TPS) issued from 2002 through 2007 by special purpose business trusts formed by Banner Corporation and sold in private offerings to pooled investment vehicles.  In addition, Banner has $23.5 million of junior subordinated debentures that were acquired through acquisitions, for a total of $143.5 million in debentures at December 31, 2020. The junior subordinated debentures associated with the TPS have been recorded as liabilities and are reported at fair value on our Consolidated Statements of Financial Condition. As of December 31, 2020 the fair value of the junior subordinate debentures was $117.0 million. All of the debentures issued to the trusts, measured at their fair value, less the common stock of the trusts, qualified as Tier I capital as of December 31, 2020. We invested substantially all of the proceeds from the issuance of the TPS as additional paid in capital at Banner Bank.  See Note 11, Junior Subordinated Debentures and Mandatorily Redeemable Trust Preferred Securities, of the Notes to the Consolidated Financial Statements.

On June 30, 2020, Banner also issued and sold in an underwritten offering $100.0 million aggregate principal amount of 5.000% Fixed-to-Floating Rate Subordinated Notes due 2030 (Subordinated Notes) at a public offering price equal to 100% of the aggregate principal amount of the Notes, resulting in net proceeds, after underwriting discounts and offering expenses, of approximately $98.1 million. As of December 31, 2020 the Subordinated Notes, qualified as Tier II regulatory capital.

Personnel
Human Capital

Strategic Priority: Retain, develop and attract talented people.

At Banner, we seek to provide a work environment that retains, develops and attracts top talent by offering our employees an engaging work experience that allows for career growth and opportunities for meaningful community involvement. Our employees contribute to our commitment to social responsibility through personal volunteerism and active engagement in the communities in which they live and work.

As our business grows and evolves, the demand for qualified candidates continues to grow. Meanwhile, the pool of experienced candidates continues to tighten across the financial industry, making it increasingly challenging to compete for top candidates. To address this challenge, we have developed and continue to enhance a robust and comprehensive company-wide talent management program. The program spans from talent acquisition and selection to performance coaching, career development and retention of our top talent and ultimately to succession planning.

Diversity and Inclusion (D&I). Our commitment to diversity starts with our Board of Directors, which oversees our culture and holds management accountable to build and maintain a diverse and inclusive environment. Within this scope, our Board and its committees: oversee our human capital management strategies, programs and practices, including the progress on our diversity and inclusion goals; oversee our establishment, maintenance and administration of appropriately designed compensation programs and plans; and review our employee engagement and exit survey results. Banner Bank’s Board of Directors formally recognized the importance of these initiatives with the appointment of the Bank’s Executive Vice President, Human Resources, as Chief Diversity Officer of Banner Bank.

We aim to maintain a work environment where every employee is treated with dignity and respect, is free from discrimination and harassment and is allowed to devote their full attention and best efforts to performing their job to the best of their ability. Employing the best talent — including individuals who possess a broad range of experiences, backgrounds and skills — enables us to anticipate and meet the needs of our business and those of our clients.

Two of our six named executive officers for 2020 were women (33%) and currently, five of our broader team of 16 executive officers are women (31%). We have a strong team of men and women who are collectively capable of professionally operating the business and fulfilling our vision. The following table illustrates our employees’ gender diversity by level as of December 31, 2020:

Level	Female %	Male %
Individual Contributor	71%	29%
Manager	64%	36%
Director	44%	56%
Executive	33%	67%
Total	68%	32%

Talent Acquisition. To cultivate and recruit hard-to-fill positions, we partner closely with several colleges and universities with well-known programs relevant to our business. We also utilize talent assessment tools to identify candidates who we believe would thrive in our culture and be well-suited to a particular opportunity. Our employment application and hiring processes do not solicit compensation information from candidates during our hiring process. This helps ensure our new hire compensation is based on individual qualifications and roles, rather than how a candidate may have been previously compensated. During 2020, we hired 302 employees.

Talent Engagement. We utilize anonymous employee surveys to seek valuable feedback on key initiatives and leverage the results to improve current programs as well as develop new programs. To drive employee engagement, we share the results with our employees. Additionally, senior leadership analyzes areas of progress or opportunities for improvement and prioritizes responsive actions and activities. Our management and cross-functional teams also work in close coordination to evaluate human capital management issues such as retention, training, workplace safety, harassment and bullying, as well as to implement measures to mitigate these risks.

Total Rewards (Compensation and Benefits). We provide robust compensation and benefits programs, in addition to base pay, to help meet the needs of our employees. These programs include, subject to eligibility policies, annual incentives, stock awards, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family care resources, flexible work schedules, employee assistance programs and tuition assistance, among many others. We grant long-term incentive awards in the form of restricted stock and performance-based stock to a select group of senior leaders who we believe will play critical roles in the Company’s future.

We offer comprehensive health insurance coverage, including telehealth services, to employees working an average of 20 hours or more each week and includes coverage for domestic partners. We provide up to 12 days of accrued paid sick time based on hours worked annually; employees are permitted to use sick time for themselves or family members in need of care. Newly hired employees are automatically enrolled in our 401(k) plan, which includes an employer match up to 4% of eligible earnings. As of December 31, 2020, over 94% of employees were participating in our 401(k) plan.

In addition to our traditional health insurance coverage, we offer employees a suite of mental health-related programs and benefits, including text-based and telehealth services. These include Talkspace, 98point6, Doctor on Demand, a 24-hour nurse line and an employee assistance program. Moreover, in 2020 we implemented Care@Work, providing employees with subsidized child, adult or senior care planning services. This benefit includes up to 10 days of subsidized backup care services each year.

Health, Safety and Well-being. The success of our business is fundamentally connected to the well-being of our employees. We provide employees and their families with access to a variety of innovative, flexible and convenient health and well-being programs. Also offered are benefits that support their physical and mental health by providing tools and resources to help employees improve or maintain their health status and encourage healthy behaviors. Finally, we offer choices and options, when possible, to enable employees to customize benefits to meet their own needs and the needs of their families.

Encouraging Volunteerism. We strive to be a good corporate citizen by encouraging employees to be engaged in the communities where they live and work. To help remove roadblocks to volunteering, we offer Community Connections, a program that offers employees paid time off to volunteer at non-profit organizations of their choice (16 hours for full-time and 8 hours for part time). We also encourage employees to serve in leadership roles in these organizations as part of their professional development. We are proud to support many local community organizations through financial contributions and employee-driven volunteerism, including Junior Achievement, United Way and hundreds of other organizations.

Incentive Compensation Risk Management. We strive to align incentives with the risk and performance frameworks of the Company. The Company’s “pay for performance” philosophy connects individual, operating unit and Company results to compensation, providing employees with opportunities to share in the Company’s overall growth and success. We develop, execute and govern all incentive compensation plans that discourage imprudent or excessive risk-taking and balance financial reward in a manner that supports our clients, employees and Company.

Talent Development. We invest significant resources developing the talent needed to be an employer of choice. We deliver a variety of training opportunities, use leading-edge methodologies to manage performance and provide frequent performance and development feedback rather than relying solely on annual reviews. Our talent development programs provide employees with the resources they need to help achieve their career goals, build management skills and lead their teams. We believe in a multi-dimensional approach to learning and development, specifically the 70-20-10 development framework that encompasses on-the-job development or experiential learning; social learning through relationships, networks and mentoring; and formal education. We leverage best-in-class industry associations such as the

American Bankers Association, Washington Bankers Association and the Pacific Coast Banking School to provide continuing education courses relevant to the banking industry and job functions. To encourage advancement and growth within our organization, we provide information and guides so individuals can design their own career paths. In fact, in 2020 we filled 25.8% of all open positions with internal candidates.

Succession Planning. Because our Board of Directors recognizes the importance of succession planning for our CEO and other key executives, the Board is actively involved in monitoring our efforts surrounding this initiative. The Board annually reviews our succession plans for senior leadership roles, with the goal of ensuring we will continue to have the right leadership talent in place to execute the organization’s long-term strategic plans.

During these reviews, the Board discusses:

1.Our succession process and pipeline, including diversity, inclusion and goals for building future senior leaders;
2.Potential successors to the CEO in the event of an emergency or retirement; and
3.The CEO’s recommendations for potential successors for top executive roles, along with a review of any development plans for these individuals.

Human Capital Metrics. We capture critical metrics regarding human capital management and report them to the Board on an annual basis. As of December 31, 2020, we employed 2,116 full- and part-time employees across our four-state footprint, which equates to 2,061 full-time equivalent employees. All Banner Corporation employees are also employees of the Company’s subsidiaries, including the Banks. Our employees are not represented by a collective bargaining agreement. As of December 31, 2020, 62% of our employees reside in Washington State. We also have employees in Oregon (19%), California (13%) and other states (6%). As of December 31, 2020, five generations of employees were represented in our workplace with Millennials being our largest generation (35%), followed by Gen X (34%) and Boomers (26%). Our overall turnover rate has declined for four consecutive years and in 2020 our voluntary turnover rate was 14.2%.
Taxation

Tax-Sharing Agreement

Banner Corporation files its federal and state income tax returns on a consolidated basis under a tax-sharing agreement between the Company and each bank subsidiary.  The Company prepares each subsidiary’s minimum income tax which would be required if the individual subsidiary were to file federal and state income tax returns as a separate entity.  Each subsidiary pays to the Company an amount equal to the estimated income tax due if it were to file as a separate entity.  The payment is made on or about the time the subsidiary would be required to make such tax payments to the United States Treasury or the applicable State Departments of Revenue.  In the event the computation of the subsidiary’s federal or state income tax liability, after taking into account any estimated tax payments made, would result in a refund if the subsidiary were filing income tax returns as a separate entity, then the Company pays to the subsidiary an amount equal to the hypothetical refund.  The Company is an agent for each subsidiary with respect to all matters related to the consolidated tax returns and refunds claims.  If Banner’s consolidated federal or state income tax liability is adjusted for any period, the liability of each party under the tax-sharing agreement is recomputed to give effect to such adjustments and any additional payments required as a result of the adjustments are made within a reasonable time after the corresponding additional tax payments are made or refunds are received.

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

State Taxation

Washington Taxation: We are subject to a Business and Occupation (B&O) tax which is imposed by the State of Washington on gross receipts. Interest received on loans secured by mortgages or deeds of trust on residential properties, residential mortgage-backed securities, and certain U.S. Government and agency securities is not subject to this tax.

California, Oregon, Idaho, Montana and Utah Taxation: Corporations with nexus in the states of California, Oregon, Idaho, Montana and Utah are subject to a corporate level income tax.  In 2020, the state of Oregon implemented a tax on Oregon corporate revenue. If a large percentage of our income were to come from these states, our state income tax provision would have an increased effect on our effective tax rate and results of operations.

Competition

We encounter significant competition both in attracting deposits and in originating loans.  Our most direct competition for deposits comes from other commercial and savings banks, savings associations and credit unions with offices in our market areas.  We also experience competition from securities firms, insurance companies, money market and mutual funds, and other investment vehicles.  We expect continued strong competition from such financial institutions and investment vehicles in the foreseeable future, including competition from on-line Internet banking competitors and “FinTech” companies that rely on technology to provide financial services.  Our ability to attract and retain deposits depends on our ability to provide transaction services and investment opportunities that satisfy the requirements of depositors.  We compete for deposits by offering a variety of accounts and financial services, including electronic banking capabilities, with competitive rates and terms, at convenient locations and business hours, and delivered with a high level of personal service and expertise.

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

State Regulation and Supervision:  As a Washington state-chartered commercial bank with branches in the States of Washington, Oregon, Idaho and California, Banner Bank is subject not only to the applicable provisions of Washington law and regulations, but is also subject to Oregon, Idaho and California law and regulations.  These state laws and regulations govern Banner Bank’s ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its clients and to establish branch offices.  In a similar fashion, Washington state laws and regulations for state-chartered commercial banks also apply to Islanders Bank.

Deposit Insurance: The Deposit Insurance Fund of the FDIC insures deposit accounts of each of the Banks up to $250,000 per separately insured deposit relationship category.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions.

Under the FDIC’s rules the assessment base for a bank is equal to its total average consolidated assets less average tangible capital.  As of December 31, 2020, assessment rates ranged from three basis points to 30 basis points for all institutions, subject to adjustments for unsecured debt issued by the institution, unsecured debt issued by other FDIC-insured institutions, and brokered deposits held by the institution.
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

Standards for Safety and Soundness:  The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions.  Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution’s size and complexity and the nature and scope of its activities.  The information security program must be designed to ensure the security and confidentiality of client information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any client, and ensure the proper disposal of client and consumer information.  Each insured depository institution must also develop and implement a risk-based response program to address incidents of unauthorized access to client information in client information systems.  If the FDIC determines that an institution fails to meet any of these guidelines, it may require an institution to submit to the FDIC an acceptable plan to achieve compliance.

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

Under the capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total risk-based capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total consolidated assets) of 4.0%.  CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (“AOCI”) unless an institution elects to exclude AOCI from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for credit losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital.

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

To be considered “well capitalized,” a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the FRB requires it to maintain a specific capital level. To be considered “well capitalized,” a depository institution must have a Tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0%, a CET1 capital ratio of at least 6.5% and a leverage ratio of at least 5.0% and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level.

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

As of December 31, 2020, Banner Corporation and each of the Banks met the requirements to be “well capitalized” and the fully phased-in capital conservation buffer requirement.  For additional information, see Note 15, Regulatory Capital Requirements, of the Notes to the Consolidated Financial Statements.

Commercial Real Estate Lending Concentrations:  The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending.  The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance directs the FDIC and other bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk.  A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

•Total reported loans for construction, land development and other land represent 100% or more of the bank’s total regulatory capital; or

•Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank’s total regulatory capital or the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy.  As of December 31, 2020, Banner Bank’s and Islanders Bank’s aggregate recorded loan balances for construction, land development and land loans were 91% and 27% of total regulatory capital, respectively.  In addition, at December 31, 2020, Banner Bank’s and Islanders Bank’s loans on commercial real estate were 294% and 213% of total regulatory capital, respectively.

Activities and Investments of Insured State-Chartered Financial Institutions:  Federal law generally limits the activities and equity investments of FDIC insured, state-chartered banks to those that are permissible for national banks.  An insured state bank is not prohibited from, among other things, (1) acquiring or retaining a majority interest in a subsidiary, (2) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (3) acquiring up to 10% of the voting stock of a company that solely provides or re-insures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (4) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

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

Federal Reserve System:  The Federal Reserve has the authority to establish reserve requirements on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  Interest-bearing checking accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a bank.  In response to the COVID-19 pandemic, the Federal Reserve reduced requirements to zero percent effective on March 26, 2020, to support lending to households and businesses.

Affiliate Transactions:  Banner Corporation, Banner Bank and Islanders Bank are separate and distinct legal entities. Each Bank is an affiliate of the other and Banner Corporation (and any non-bank subsidiary of Banner Corporation) is an affiliate of both Banks. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates.  Transactions deemed to be a “covered transaction” under Section 23A of the Federal Reserve Act between a bank and an affiliate are limited to 10% of the bank’s capital and surplus and, with respect to all affiliates, to an aggregate of 20% of the bank’s capital and surplus.  Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts.  Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

Community Reinvestment Act:  Banner Bank and Islanders Bank are subject to the provisions of the Community Reinvestment Act of 1977 (CRA), which requires the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods.  The regulatory agency’s assessment of the bank’s record is made available to the public.  Further, a bank’s CRA performance rating must be considered in connection with a bank’s application to, among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.  Both Banner Bank and Islanders Bank received a “satisfactory” rating during their most recently completed CRA examinations.

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

Privacy Standards:  The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (GLBA) modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.  Banner Bank and Islanders Bank are subject to FDIC regulations implementing the privacy protection provisions of the GLBA.  These regulations require the Banks to disclose their privacy policy, including informing consumers of their information sharing practices and informing consumers of their rights to opt out of certain practices. In addition, other state cybersecurity and data privacy laws and regulations may expose Banner Bank to risk and result in certain risk management costs. Notably, the California Consumer Privacy Act of 2018 (the "CCPA"), which became effective on January 1, 2020, gives California residents the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of personal information, and the right not to be discriminated against for exercising these rights. The CCPA also created a private right of action with statutory damages for data security breaches, thereby increasing potential liability associated with a data breach, which has triggered a number of class actions against other companies since January 1, 2020. Although Banner Bank may enjoy several fairly broad exemptions from the CCPA's privacy requirements, those exemptions do not extend to the private right of action for a data security breach. The CCPA, including any amendments thereto or final regulations implemented thereunder, as well as other similar state data privacy laws and regulations, may require the establishment by Banner Bank of certain regulatory compliance and risk management controls.

Anti-Money Laundering and Client Identification:  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) was signed into law on October 26, 2001.  The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of clients seeking to open new financial accounts, and the beneficial owners of accounts. Bank regulators are directed to consider an institution’s effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications.  Banner Bank’s and Islanders Bank’s policies and procedures are designed to comply with the requirements of the USA Patriot Act.

Other Consumer Protection Laws and Regulations:  The CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Effective the second quarter of 2019 Banner Bank and its affiliates and subsidiaries became subject to CFPB supervisory and enforcement authority.

The Banks are subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of their business relationships with consumers.  While the list set forth below is not exhaustive, these include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfers Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, and various regulations that implement some or all of the foregoing.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with clients when taking deposits, making loans, collecting loans, and providing other services.  Failure to comply with these laws and regulations can subject the Banks to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

CARES Act and CAA. In response to the COVID-19 pandemic, Congress, through the enactment of the CARES Act, and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to provide national emergency economic relief measures including, among others, the following:

•    The CARES Act allows banks to elect to suspend requirements under GAAP for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. The CAA extended the relief offered under the CARES Act related to TDRs as a result of COVID-19 through January 1, 2022 or 60 days after the end of the national emergency declared by the President, whichever is earlier. The suspension of GAAP is applicable for the entire term of the modification. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 by providing that short-term modifications made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification is implemented is not a TDR. We are applying this guidance to qualifying COVID-19 related loan modifications. For additional information concerning our COVID-19 related loan modifications, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Comparison of Financial Condition at December 31, 2020 and 2019-Asset Quality”.

•    The CARES Act amended the SBA’s loan program, in which Banner Bank participates, to create a guaranteed, unsecured loan program, the PPP, to fund payroll and operational costs of eligible businesses, organizations and self-employed persons during COVID-19. The loans are provided through participating financial institutions, such as Banner Bank, that process loan applications and service the loans and are eligible for SBA repayment and loan forgiveness if the borrower meets the PPP conditions. The application period for a PPP loan closed on August 8, 2020. The SBA began approving PPP forgiveness applications and remitting forgiveness payments to PPP lenders on October 2, 2020. The CAA which was signed into law on December 27, 2020, renews and extends the PPP until March 31, 2021. As a participating lender, Banner Bank began originating PPP loans again in January 2021 and will continue to monitor legislative, regulatory, and supervisory developments related to the PPP.

•    Concurrent with enactment of the CARES Act, federal banking agencies issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provides banking organizations that implement CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The changes in the final rule apply only to those banking organizations that elect the CECL transition relief provided under the rule. Banner elected this option.

As the on-going COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation. We will continue to assess the impact of the CARES Act, CAA and other statues, regulations and supervisory guidance related to the COVID-19 pandemic.

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

Acquisitions:  The BHCA prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries.  Under the BHCA, the Federal Reserve may approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto.  These activities include:  operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers’ checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for clients.

Federal Securities Laws:  Banner Corporation’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended.  We are subject to information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934 (the Exchange Act).

The Dodd-Frank Act: The Dodd-Frank Act imposes various restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions, and implements certain capital regulations applicable to Banner Corporation and the Banks that are discussed above under the section entitled “Capital Requirements.”

In addition, among other changes, the Dodd-Frank Act requires public companies, like Banner Corporation, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

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

Stock Repurchases:  A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth.  The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve. During the year ended December 31, 2020, Banner Corporation repurchased 624,780 shares of its common stock at an average price of $50.84 per share. For additional information regarding share repurchases and authorizations, see Item 5 of this report, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

Management Personnel
Executive Officers

The following table sets forth information with respect to the executive officers of Banner Corporation and Banner Bank as of December 31, 2020:

Name	Age	Position with Banner Corporation	Position with Banner Bank
Mark J. Grescovich	56	President, Chief Executive Officer, Director	President, Chief Executive Officer, Director
Janet M. Brown	53		Executive Vice President, Chief Information Officer
Peter J. Conner	55	Executive Vice President Chief Financial Officer Treasurer	Executive Vice President, Chief Financial Officer
James P. Garcia	61		Executive Vice President, Chief Audit Executive
Kenneth W. Johnson	58		Executive Vice President Operations
Kayleen R. Kohler	48		Executive Vice President Human Resources Chief Diversity Officer*
Kenneth A. Larsen	51		Executive Vice President, Mortgage Banking
James P. G. McLean	56		Executive Vice President, Commercial Real Estate Lending Division
Craig Miller	69	Executive Vice President General Counsel, Ethics Officer Secretary	Executive Vice President General Counsel, Secretary
Cynthia D. Purcell	63		Executive Vice President, Retail Banking and Administration
M. Kirk Quillin	58		Executive Vice President, Chief Commercial Executive
James T. Reed, Jr.	58		Executive Vice President, Commercial Banking North
Jill M. Rice	55		Executive Vice President, Chief Credit Officer
Steven W. Rust	73		Executive Vice President, Chief Information Officer**
Judith A. Steiner	58		Executive Vice President Chief Risk Officer
Gary W. Wagers	60		Executive Vice President, Retail Products and Services
Keith A. Western***	65		Executive Vice President, Commercial Banking South
*    Ms. Kohler was appointed as Chief Diversity Officer of Banner Bank in January 2021
**    Mr. Rust is transitioning his responsibilities to Ms. Brown, who joined Banner Bank in December 2020
***    Mr. Western retired as of December 31, 2020

Biographical Information

Set forth below is certain information regarding the executive officers of Banner Corporation and Banner Bank.  There are no family relationships among or between the directors or executive officers.

Mark J. Grescovich is President and Chief Executive Officer, and a director, of Banner Corporation and Banner Bank.  Mr. Grescovich joined Banner Bank in April 2010 and became Chief Executive Officer in August 2010 following an extensive banking career specializing in finance, credit administration and risk management.  Under his leadership, Banner has grown from $4.7 billion in assets in 2010 to more than $15 billion today through organic growth as well as selective acquisition.  During that time, Mr. Grescovich has guided the expansion of the Company’s footprint to over 170 locations in four states.  Prior to joining the Bank, Mr. Grescovich was the Executive Vice President and Chief Corporate Banking Officer for Akron, Ohio-based FirstMerit Corporation and FirstMerit Bank N.A., a commercial bank with $14.5 billion in assets and over 200 branch offices in three states.  He assumed responsibility for FirstMerit’s commercial and regional line of business in 2007, having served since 1994 in various commercial and corporate banking positions, including that of Chief Credit Officer.  Prior to joining FirstMerit, Mr. Grescovich was a Managing Partner in corporate finance with Sequoia Financial Group, Inc. of Akron, Ohio and a commercial and corporate lending officer and credit analyst with Society National Bank of Cleveland, Ohio.  He has a Bachelor of Business Administration degree in finance from Miami University and a Master of Business Administration degree, also in finance, from The University of Akron.

Janet M. Brown joined Banner Bank in December 2020 as Chief Information Officer. She provides direction and oversight for information technology and security across Banner Bank, including existing and emerging initiatives. Prior to joining the Company, Ms. Brown’s career included more than 25 years of information technology experience. She has specific expertise leading large, complex projects and technology environments. Ms. Brown served as Vice President of Governance & Infrastructure Shared Services at Epiq Global, a worldwide provider of legal services, in the Seattle, WA office from November 2018 through October 2020. In June 2018, Epiq Global purchased Garden City Group, where Ms. Brown had served as Senior Vice President and Chief Information Officer since September 2016 (also in Seattle, WA). From March 2014 to September 2016, Ms. Brown was Vice President, Information Technology Applications for Premera (Mountlake Terrace, WA), where she had previously served as Information Technology Director, Strategic Services. Ms. Brown attended Washington State University and served eight years in the U.S. Marine Corps. She is a Desert Storm Veteran. Ms. Brown is an active volunteer in several children’s welfare and development causes in the Puget Sound area and abroad.

Peter J. Conner joined Banner Bank in 2015 upon the acquisition of AmericanWest Bank (AmericanWest). Prior to joining the Company, Mr. Conner was the Chief Financial Officer for SKBHC LLC in Seattle, WA the holding company for Starbuck Bancshares, Inc. (Starbuck), the holding company for AmericanWest, and AmericanWest from 2010 until he joined Banner Bank in 2015. Mr. Conner has over 30 years of experience in financial services, including 20 years in executive financial positions at Wells Fargo Bank as well as regional community banks. Additionally, he spent time as a managing director for FSI Group, where he evaluated and placed equity fund investments in community banks. He earned a B.S. in Quantitative Economics from the University of California at San Diego and a Master’s of Business degree from the Haas School of Business at U.C. Berkeley.

James P. Garcia is the Chief Audit Executive responsible for proactively identifying and mitigating risks as well as providing internal audit services in the areas of financial compliance, IT Governance, and operations.  He has more than 42 years of experience in the financial services industry.  Prior to joining the Company in 2017, Mr. Garcia served for 16 years at the Bank of Hawaii in Honolulu, HI, most recently as Executive Vice President and Chief Audit Executive, with prior positions as Vice President and Senior Audit Manager.  Mr. Garcia also has 24 years of experience at Bank of America where he held several positions in consumer and commercial operations management and audit, including that of Audit Director.  Mr. Garcia earned his bachelor’s degree in management from St. Marys’ College of California and is a graduate of the School of Mortgage Banking.  He is a Certified Bank Auditor (CBA), holds a Certification in Risk Management Assurance (CRMA) and is a Certified Information Systems Auditor (CISA).

Kenneth W. Johnson has over 32 years of banking experience. He joined Banner Bank as Executive Vice President, Operations, in connection with Banner’s merger with Skagit Bank in November 2018.  Prior to joining Skagit Bank in Burlington, WA in 2015, Mr. Johnson held various executive positions with Chemical Financial Corporation, including production oversight of commercial, mortgage, consumer and deposit generation. In addition, while at Chemical, he served nine years as Executive Vice President, Director of Bank Operations, responsible for nine business units including the branch system, information technology, corporate marketing, loan operations, deposit operations, electronic banking, facilities/purchasing, card services, and client care centers. Prior to Chemical, he held leadership roles in retail banking and operations at Shoreline Bank and as Vice President, Zone Manager for Michigan National Bank. Mr. Johnson holds a Bachelor of Arts Degree in Business Administration from Michigan State University. He is also a graduate of Stonier Graduate School of Banking.

Kayleen R. Kohler joined Banner Bank in 2016 as Executive Vice President of Human Resources and, in January 2021, was also appointed as the Bank’s Chief Diversity Officer. Ms. Kohler’s focus is on driving organizational design priorities at Banner Bank including: leadership development, talent acquisition, workforce planning, employee relations, compensation, benefits, diversity initiatives, payroll, and safety. Prior to joining Banner, Ms. Kohler served 20 years in progressive human resource leadership roles for Plum Creek Timber Company, now Weyerhaeuser, in Seattle, WA. She holds bachelors’ degrees in Marketing as well as Business Management from Northwest Missouri State University and a master’s in Organizational Management from the University of Phoenix. Through continuing education, she maintains her certifications as a Senior Professional in Human Resources (SPHR) and a Society of Human Resources Management Senior Certified Professional or (SHRM-SCP).

Kenneth A. Larsen joined Banner Bank in 2005 as the Real Estate Administration Manager and was promoted to Mortgage Banking Director in 2010. Mr. Larsen is responsible for Banner Bank’s mortgage banking activities from origination, administration, secondary marketing, through loan servicing. Mr. Larsen has had a 29-year career in mortgage banking, including holding positions in all facets of operations and management. A graduate of Eastern Washington University, he earned a Bachelor of Arts in Education with a degree in Social Science and earned certificates from the Pacific Coast Banking School and the School of Mortgage Banking. He is also a Certified Mortgage Banker, the highest designation recognized by the Mortgage Bankers Association. Mr. Larsen began his career at Action Mortgage/Sterling Savings, later moving to Peoples Bank of Lynden where he managed the mortgage banking operation. Mr. Larsen also served as the 90th President of the

Seattle Mortgage Bankers Association. Formerly he was the Chairman of the Washington Mortgage Bankers Association and currently serves as a commissioner on the Washington State Housing Finance Commission. He was promoted to Executive Vice President in 2015.

James P.G. McLean joined Banner Bank in November 2010 and is Executive Vice President of the Commercial Real Estate Lending Division, leading teams within the Multifamily Lending Group, Commercial Real Estate Specialty Unit, Affordable Housing, Residential Construction and Income Property Divisions, as well as the loan administration functions related to this division.  Mr. McLean has 30 years of real estate finance experience at large national commercial banks as well as community banks.  This experience includes ten years in executive leadership roles and as a principal of a mid-sized regional commercial real estate development firm.  Mr. McLean earned his bachelor’s degree from the University of Washington.  His community volunteering is focused on organizations that serve local youth, including the Boy Scouts of America, Lake Washington School District and numerous coaching positions.

Craig Miller is the Executive Vice President and General Counsel for Banner Corporation and Banner Bank. He joined Banner in 2016 and is responsible for overseeing the Company’s legal functions, and he also serves as Corporate Secretary and Ethics Officer for the company. Mr. Miller had previously served as senior litigation partner at Davis Wright Tremaine LLP in Seattle, WA. Mr. Miller earned his B.A. degree from Grinnell College and his J.D. degree from the University of Southern California Law School. His community involvement has included board service with the YMCA of Greater Seattle, Childhaven (past board president), King County Sexual Assault Resource Center, and the Meany Center for the Performing Arts (past board president).

Cynthia D. Purcell is Banner Bank’s Executive Vice President for Retail Banking and Administration. Ms. Purcell is responsible for leading the Retail Banking business line including Branch Banking, Mortgage Banking, Business Banking and Digital delivery channels, as well as oversight of administrative and support functions for Banner Bank. She was formerly the Chief Financial Officer of Inland Empire Bank (now Banner Bank), which she joined in 1981. Over her banking career, Ms. Purcell has been deeply involved in advocating for the industry through leadership roles on various Boards and committees including State Banking Associations and the American Bankers Association (ABA). She has also taught banking courses throughout her career, including the ABA Graduate School of Bank Investments and Financial Management, the Northwest Intermediate Banking School, and the Oregon Bankers Association Directors College.
M. Kirk Quillin joined Banner Bank’s commercial banking group in 2002 and now serves as Chief Commercial Banking Executive.   Mr. Quillin began his career in the banking industry in 1984 with Idaho First National Bank, which is now U.S. Bank.  His career also included management positions in commercial lending with Washington Mutual.  He earned a B.S. in Finance and Economics from Boise State University and was certified by the Pacific Coast Banking School and Northwest Intermediate Commercial Lending School. As a dedicated, civic-minded community member, Mr. Quillin was active in Rotary for over 20 years, and for eight years served as a Fire Commissioner.

James T. Reed, Jr. began his banking career in 1985 and joined Banner Bank in 1998. Since then he has held several leadership positions with progressive responsibilities within the Commercial Banking division. Today, as Executive Vice President, Commercial Banking, Mr. Reed leads the teams that focus on commercial banking relationship management and business development. Mr. Reed earned his bachelor’s degree from the University of Washington and is a graduate of Pacific Coast Banking School. Mr. Reed’s community involvement includes serving on the Association of Washington Businesses Executive Board as well as a member of the University of Washington Bothell Advisory Board.

Jill M. Rice joined Banner Bank in 2002 as a Regional Credit Risk Manager, later promoted to Senior Credit Officer overseeing the commercial banking credit function in 2008, and promoted to Chief Credit Officer in 2020. In all, Ms. Rice has more than 30 years of credit-related experience, including time as a Senior Bank Examiner with the FDIC. Ms. Rice earned her bachelor’s degree from Western Washington University, is a graduate of the Pacific Coast Banking School, and has held the RMA Credit Risk Certification since 2009. For more than 11 years Ms. Rice has been actively engaging with LifeWire, a domestic violence prevention organization, including serving seven years on the board of directors, two of which she was the board president.
Steven W. Rust joined Banner Bank in October 2005 as Senior Vice President and Chief Information Officer and was named as Executive Vice President and Chief Information Officer in September 2007. Mr. Rust is transitioning his responsibilities to Ms. Brown, who joined Banner Bank in December 2020. Mr. Rust has more than 40 years of relevant industry experience and was founder and President of InfoSoft Technology, through which he worked for nine years as a technology consultant and interim Chief Information Officer for banks and insurance companies. He also worked 19 years with US Bank/West One Bancorp as Senior Vice President & Manager of Information Systems.
Judith A. Steiner joined Banner Bank in 2016 as Executive Vice President and Chief Risk Officer.  In this role, Ms. Steiner is responsible for overseeing the Company’s risk and compliance functions as well as Banner Bank’s interactions with industry regulators. Prior to joining Banner, Ms. Steiner spent 25 years with FirstMerit Corporation in Akron, OH in executive leadership positions including Executive Vice President & Chief Risk Officer, Secretary, and General Counsel.  Ms. Steiner earned her bachelor’s degree from the University of Akron and her Juris Doctor degree (JD) from the Case Western Reserve University School of Law.

Gary W. Wagers joined Banner Bank as Senior Vice President, Consumer Lending Administration in 2002 and was named to his current position as Executive Vice President, Retail Products and Services in January 2008. Mr. Wagers began his banking career in 1982 at Idaho First National Bank. Prior to joining Banner Bank, his career included senior management positions in retail lending and branch banking operations with West One Bank and US Bank. Mr. Wagers earned his bachelor’s degree from Whitman College and his Master’s of Business degree from the University of Oregon. He is also a graduate of the ABA’s Stonier School of Banking.

Keith A. Western was Executive Vice President, Commercial Banking South for Banner Bank, until his retirement on December 31, 2020. Mr. Western joined Banner upon the merger of AmericanWest and Banner Bank. Prior to the merger, Mr. Western was President of Northwest Banking for AmericanWest since 2011. Mr. Western has 42 years of banking experience across multiple markets including the western, eastern and mid-western United States and Canada. The bulk of Mr. Western’s career was with Bank of America (approximately 15 years) and Citibank (approximately 12 years) in a variety of assignments including asset based lending, commercial and business banking, and credit risk management.

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

Risks Related to Macroeconomic Conditions

The COVID-19 pandemic has adversely affected our ability to conduct business and our financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The worldwide COVID-19 pandemic has caused major economic disruption and volatility in the financial markets both in the United States and globally and has negatively affected our operations and the banking and financial services we provide, primarily to businesses and individuals in the states of Washington, Oregon, California and Idaho where all of our branches are located. In our service areas, stay-at-home orders, social distancing and travel restrictions, and similar orders imposed across the United States to restrict the spread of COVID-19, resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and significant layoffs and furloughs. While the stay-at-home orders have terminated or been phased-out along with reopening of businesses in certain markets, many localities in the western states in which we operate have resumed such orders and still apply capacity restrictions and health and safety recommendations that encourage continued social distancing and working remotely, limiting the ability of businesses to return to pre-pandemic levels of activity. In response to the COVID-19 pandemic, we took various steps to help protect clients and staff by limiting branch activities to appointment only and use of drive-up facilities, and by encouraging the use of digital and electronic banking channels, all the while adjusting for evolving State and Federal stay-at-home guidelines. In some of our markets, we have begun taking steps to resume more normal branch activities with specific guidelines in place to provide for the safety of our clients and personnel. To further the well-being of staff and clients, we have implemented measures to allow employees to work from home to the extent practicable. Despite these efforts, if the COVID-19 pandemic worsens it could limit, or disrupt, our ability to provide banking and financial services to our clients.

Currently approximately half of our employees are working remotely to enable us to continue to provide banking services to our clients. To facilitate this approach, we purchased additional computer equipment for staff and enhanced our network capabilities with several upgrades. Heightened cybersecurity, information security and operational risks may, however, result from these work from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic. Further, we also rely upon our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our clients. We have business continuity plans and other safeguards in place, however, there is no assurance that such plans and safeguards will be effective.

To date, the COVID-19 pandemic has resulted in declines in loan demand and loan originations other than through government sponsored programs such as the PPP, and market interest rates and negatively impacted many of our business and consumer borrowers’ ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address the economic consequences are unknown, including reductions in the targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will continue to be adversely affected in the near term, if not longer.

The impact of the pandemic is expected to continue to adversely affect us during 2021 as the ability of many of our borrowers to make loan payments has been significantly affected. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as revenues declined precipitously, especially in businesses related to travel, hospitality, leisure, and physical personal services. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our service areas over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place. Consistent with guidance provided by banking regulators we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans once the COVID-19 pandemic is resolved. If COVID-19 continues to spread or the responses to contain it are unsuccessful, it may result in increased loan delinquencies, adversely classified loans and loan charge-offs. As a result, our allowance for credit losses may prove to be insufficient to absorb losses in our loan portfolio, which would cause our results of operations, liquidity and financial condition to be adversely affected.

The ultimate impact of the COVID-19 pandemic on our business, results of operations and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic, including recent vaccination efforts. Even after the COVID-19 pandemic subsides, the U.S. economy may experience a recession, and we anticipate our business would be materially and adversely affected by a prolonged recession. To the extent the COVID-19 pandemic adversely affects our business, financial condition, liquidity or results of operations.

Our business may be adversely affected by downturns in the national economy and the regional economies on which we depend.

Our operations are significantly affected by national and regional economic conditions.  Weakness in the national economy or the economies of the markets in which we operate could have a material adverse effect on our financial condition, results of operations and prospects. We provide banking and financial services primarily to businesses and individuals in the states of Washington, Oregon, California and Idaho.  All of our branches and most of our deposit clients are also located in these four states.  Further, as a result of a high concentration of our client base in the Puget Sound area and eastern Washington state regions, the deterioration of businesses in these areas, or one or more businesses with a large employee base in these areas, could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.  Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade and it is not known how changes in tariffs being imposed on international trade may also affect these businesses. In addition, adverse weather conditions as well as decreases in market prices for agricultural products grown in our primary markets can adversely affect agricultural businesses in our markets. As we expand our presence in areas such as San Diego and Sacramento, and throughout California, we will be exposed to concentration risks in those areas as well.

A deterioration in economic conditions in the markets we serve, in particular the Puget Sound area of Washington State, the Portland, Oregon metropolitan area, Spokane, Washington, Boise, Idaho, Eugene and southwest Oregon, San Diego and Sacramento, California and the agricultural regions of the Columbia Basin, could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•demand for our products and services may decline;
•loan delinquencies, problem assets and foreclosures may increase;
•we may increase our allowance for credit losses;
•collateral for loans, especially real estate, may decline in value, in turn reducing clients’ borrowing power, reducing the value of assets and collateral associated with existing loans;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
•the amount of our low-cost or non-interest-bearing deposits may decrease.

A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loans are more geographically diverse. Many of the loans in our portfolio are secured by real estate. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters such as earthquakes, flooding and tornadoes. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

Adverse changes in the regional and general economy could reduce our growth rate, impair our ability to collect loans and generally have a negative effect on our financial condition and results of operations.

Risks Related to Credit and Lending

Our loan portfolio includes loans with a higher risk of loss.

In addition to first-lien one- to four -family residential real estate lending, we originate construction and land loans, commercial and multifamily mortgage loans, commercial business loans, agricultural mortgage loans and agricultural loans, and consumer loans, primarily within our market areas.  We had $8.11 billion outstanding in these types of higher risk loans, excluding PPP loans, at December 31, 2020, compared to $8.38 billion at December 31, 2019.  These loans typically present different risks to us for a number of reasons, including those discussed below:

•Construction and Land Loans. At December 31, 2020, construction and land loans were $1.29 billion, or 13% of our total loan portfolio.  This type of lending is subject to the inherent difficulties in estimating both a property’s value at completion of a project and the estimated cost (including interest) of the project.  Because of the uncertainties inherent in estimating construction costs, as well as the market value of a completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project’s loan-to-value ratio. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to ensure completion of the project. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Disagreements between borrowers and builders and the failure of builders to pay subcontractors may also jeopardize projects.  This type of lending also typically involves higher loan principal amounts and may be concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of the builders we deal with have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. In addition, during the term of some of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchaser’s borrowing costs, thereby possibly reducing the homeowner’s ability to finance the home upon completion or the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of managing our problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences.  Loans on land under development or held for future construction also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  These risks can be significantly impacted by supply and demand.  As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to independently repay principal and interest.

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

As a result of the increasing real estate values in certain of our market areas, this category of lending has increased. Our investment in construction and land loans increased by $57.1 million or 5% in 2020. At December 31, 2020, construction and land loans that were non-performing were $936,000, or 3% of our total non-performing loans.

•Commercial and Multifamily Real Estate Loans. At December 31, 2020, commercial and multifamily real estate loans were $4.03 billion, or 41% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Repayment of these loans is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. If we foreclose on a commercial or multifamily real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential loans because there are fewer potential purchasers of the collateral. At December 31, 2020, commercial and multifamily real estate loans that were non-performing were $18.2 million, or 51% of our total non-performing loans.

•Commercial Business Loans.  At December 31, 2020, commercial business loans, excluding PPP loans, were $1.88 billion, or 19% of our total loan portfolio. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  A borrower’s cash flow may prove to be unpredictable, and collateral securing these loans may fluctuate in value.  Most often, this collateral includes accounts receivable, inventory, equipment or real estate.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its clients.  Other collateral securing loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business.  At December 31, 2020, commercial business loans that were non-performing were $6.4 million, or 18% of our total non-performing loans.

•Agricultural Loans.  At December 31, 2020, agricultural loans were $299.9 million, or 3% of our total loan portfolio.  Agricultural lending involves a greater degree of risk and typically involves higher principal amounts than other types of loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers.  These factors include adverse weather conditions that prevent the planting of a crops or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies, tariffs and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. Consequently, agricultural loans may involve a greater degree of risk than other types of loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment (some of which is highly specialized with a limited or no market for resale), or assets such as livestock or crops. In such cases, any repossessed collateral for a defaulted agricultural operating loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation or because the assessed value of the collateral exceeds the eventual realization value. At December 31, 2020, there were $1.7 million of agricultural loans that were non-performing, or 5% of total non-performing loans.

•Consumer Loans.  At December 31, 2020, consumer loans were $605.8 million, or 6% of our total loan portfolio.  Our consumer loans often entail greater risk than first-lien residential mortgage loans. Home equity lines of credit generally entail greater risk than do one- to four-family residential mortgage loans where we are in the first lien position. For those home equity lines secured by a second mortgage, it is less likely that we will be successful in recovering all of our loan proceeds in the event of default. Our foreclosure on these loans requires that the value of the property be sufficient to cover the repayment of the first mortgage loan, as well as the costs associated with foreclosure. In the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on these consumer loans.  Loans that we purchased, or indirectly originated, may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as us, and a borrower may be able to assert against the assignee claims and defenses that it has against the seller of the underlying collateral. At December 31, 2020, consumer loans that were non-performing were $2.8 million, or 8% of our total non-performing loans.

Our business may be adversely affected by credit risk associated with residential property and declining property values.

At December 31, 2020, first-lien one- to four-family real estate loans were $717.9 million or 7% of our total loan portfolio. Our first-lien one- to four-family real estate loans are primarily made based on the repayment ability of the borrower and the collateral securing these loans. Foreclosure on the loans requires that the value of the property be sufficient to cover the repayment of the loan, as well as the costs associated with foreclosure.

This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A downturn in the economy or the housing market in our market areas or a rapid increase in interest rates may reduce the value of the real estate collateral securing these types of loans and increase the risk that we would incur losses if borrowers default on their loans. Residential loans with high combined loan-to-value generally will be more sensitive to declining properly values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which will in turn adversely affect our financial condition and results of operations.

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

Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment.  This risk is affected by, among other things:

•cash flow of the borrower and/or the project being financed;
•in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral;
•the duration of the loan;
•the character and creditworthiness of a particular borrower;
•changes in economic and industry conditions; and
•the duration of the loan.

We maintain an allowance for credit losses, which is a reserve established through a provision for expected losses charged to expense, which we believe is appropriate to provide for lifetime expected credit losses in our loan portfolio.  The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

•our collective loss reserve, for loans evaluated on a pool basis which have similar risk characteristics and is based on our life of loan historical default and loss experience, certain macroeconomic factors, reasonable and supportable forecasts, regulatory requirements, management’s expectations of future events and qualitative factors;
•our individual loss reserve, based on our evaluation of individual loans that do not share similar risk characteristics. The individual evaluation is based on the present value of the expected future cash flows or the fair value of the underlying collateral.

The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for credit losses may not be sufficient to cover the expected losses in our loan portfolio, resulting in the need for increases in our allowance for credit losses through the provision for credit losses which is recorded as charged against income. Management also recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions.

Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. If current conditions in the housing and real estate markets weaken, we expect we will experience increased delinquencies and credit losses.

The FASB has adopted a new accounting standard referred to as Current Expected Credit Loss (CECL) which requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This accounting pronouncement became applicable to us on January 1, 2020. We recognized a one-time cumulative-effect adjustment to the allowance for credit losses of $14.9 million as of the date of adoption. For additional information on CECL and the one-time cumulative-effect adjustment see Note 2, Accounting Standards Recently Issued or Adopted, of the Notes to the Consolidated Financial Statements.

In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for credit losses, we may need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

Loans originated under the SBA Paycheck Protection Program subject us to forgiveness and guarantee risk.

As of December 31, 2020, we hold and service a portfolio of 8,680 loans originated under the PPP with a balance of $1.04 billion. In January 2021, Banner began accepting and processing loan applications under the second PPP program enacted in December 2020. The PPP loans are subject to the provisions of the Coronavirus Aid, Relief, and Economic Security Act of 2020 and to complex and evolving rules and guidance issued by the SBA and other government agencies. We expect that the great majority of our PPP borrowers will seek full or partial forgiveness of their loan obligations. We could face additional risks in our administrative capabilities to service our PPP loans, and risk with respect to the determination of loan forgiveness, depending on the final procedures for determining loan forgiveness. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced a PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

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

Risks Related to Merger and Acquisition Strategy

We pursue a strategy of supplementing internal growth by acquiring other financial companies or their assets and liabilities that we believe will help us fulfill our strategic objectives and enhance our earnings. We may be adversely affected by risks associated with potential acquisitions.

As part of our general growth strategy, we have recently expanded our business through acquisitions. Although our business strategy emphasizes organic expansion, we continue, from time to time in the ordinary course of business, to engage in preliminary discussions with potential acquisition targets. There can be no assurance that, in the future, we will successfully identify suitable acquisition candidates, complete acquisitions and successfully integrate acquired operations into our existing operations or expand into new markets. The consummation of any future acquisitions may dilute shareholder value or may have an adverse effect upon our operating results while the operations of the acquired business are being integrated into our operations. In addition, once integrated, acquired operations may not achieve levels of profitability comparable to those achieved by Banner’s existing operations, or otherwise perform as expected. Further, transaction-

related expenses may adversely affect our earnings. These adverse effects on our earnings and results of operations may have a negative impact on the value of Banner’s stock. Acquiring banks, bank branches or businesses involves risks commonly associated with acquisitions, including:

•We may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks, businesses, assets, and liabilities we acquire. If these issues or liabilities exceed our estimates, our results of operations and financial condition may be materially negatively affected;
•Higher than expected deposit attrition;
•Potential diversion of our management’s time and attention;
•Prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices we considered acceptable and expect that we will experience this situation in the future;
•The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the clients of the acquired business. If the integration process is not conducted successfully and with minimal adverse effect on the acquired business and its clients, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose clients or employees of the acquired business. We may also experience greater than anticipated client losses even if the integration process is successful;
•To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing shareholders;
•We have completed various acquisitions in the past few years that enhanced our rate of growth.  We may not be able to continue to sustain our past rate of growth or to grow at all in the future; and
•To the extent our costs of an acquisition exceed the fair value of the net assets acquired, the acquisition will generate goodwill. As discussed below under “-If the goodwill we have recorded in connection with acquisitions become impaired, our earnings and capital could be reduced,” we are required to assess our goodwill for impairment at least annually, and any goodwill impairment charge could have a material adverse effect on our results of operations and financial condition.

The required accounting treatment of loans we acquire through acquisitions could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.

Under GAAP, we are required to record loans acquired through acquisitions at fair value. Estimating the fair value of such loans requires management to make estimates based on available information and facts and circumstances as of the acquisition date. Actual performance could differ from management’s initial estimates. If these loans outperform our original fair value estimates, the difference between our original estimate and the actual performance of the loan (the “discount”) is accreted into net interest income. Thus, our net interest margins may initially increase due to the discount accretion. We expect the yields on our loans to decline as our acquired loan portfolio pays down or matures and the discount decreases, and we could experience downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods and lower net interest rate margins and lower interest income in future periods.

If the goodwill we have recorded in connection with acquisitions become impaired, our earnings and capital could be reduced.
In accordance with GAAP, we record assets acquired and liabilities assumed at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. As a result, acquisitions typically result in recording goodwill. We perform a goodwill evaluation at least annually to test for goodwill impairment. As part of our testing, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine the fair value of a reporting unit is less than its carrying amount using these qualitative factors, we then compare the fair value of goodwill with its carrying amount and measure impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. If adverse economic conditions or the decrease in our stock price and market capitalization as a result of the pandemic were to worsen, it may significantly affect the fair value of our goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition.

Risks Related to Market and Interest Rate Changes

Our results of operations, liquidity and cash flows are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. In response to the COVID-19 pandemic the Federal Reserve reduced the targeted Fed Funds rate 150 basis points to a range of 0.00% to 0.25%. The reduction in the targeted Fed Funds rate has resulted in a decline in overall interest rates which has negatively impacted our net interest income. If the Federal Reserve continues to hold the targeted federal funds rates at the current level, overall interest rates will likely decline, which may additionally negatively impact our net interest income. If the Federal Reserve increases the targeted federal funds rates, overall interest rates could rise, which will positively impact our net interest income but may negatively impact both the housing market by reducing refinancing activity and new home purchases and the U.S. economy.

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

In addition, a substantial amount of our loans have adjustable interest rates.  As a result, these loans may experience a higher rate of default in a rising interest rate environment.  Further, a significant portion of our adjustable rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust.  Approximately 57% of our loan portfolio was comprised of adjustable or floating-rate loans at December 31, 2020, and approximately $3.10 billion, or 55%, of those loans contained interest rate floors, below which the loans’ contractual interest rate may not adjust.  At December 31, 2020, the weighted average floor interest rate of these loans was 4.40%.  At that date, approximately $2.04 billion, or 66%, of these loans were at their floor interest rate.  The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates.  Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.

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

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations.  Also, our interest rate risk modeling techniques and assumptions may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results. For further discussion of how changes in interest rates could impact us, see “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information about our interest rate risk management.

Our securities portfolio may be negatively impacted by fluctuations in market value and interest rates.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, lower market prices for securities and limited investor demand. Our available-for-sale debt securities in an unrealized loss position are evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. If a credit loss exists, an allowance for credit losses is recorded for the credit loss, resulting in a charge against earnings. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. There can be no assurance that the declines in market value will not result in expected credit losses, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

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

Risks Related to Regulatory, Legal and Compliance

New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit our shareholders. These regulations may sometimes impose significant limitations on operations. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for credit losses. These bank regulators also have the ability to impose conditions in the approval of merger and acquisition transactions.

Additionally, actions by regulatory agencies or significant litigation against us and may lead to penalties that materially affect us. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and/or otherwise adversely affect us and our profitability. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent registered public accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes. We cannot predict what restrictions may be imposed upon us with future legislation.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions and limit our ability to obtain regulatory approval of acquisitions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of clients seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions and limit our ability to obtain regulatory approval of acquisitions. Recently, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.

Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. We have established processes and procedures intended to identify, measure, monitor, report, analyze and control the types of risk to which we are subject. These risks include liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others. We also maintain a compliance program designed to identify, measure, assess, and report on our adherence to applicable laws, regulations, policies and procedures. While we assess and improve these programs on an ongoing basis, there can be no assurance that our risk management or compliance programs, along with other related controls, will effectively mitigate all risk and limit losses in our business. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business financial condition and results of operations could be materially adversely affected.

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

Risks Related to Cybersecurity, Data and Fraud

We are subject to certain risks in connection with our use of technology.

Our security measures may not be sufficient to mitigate the risk of a cyber-attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our client relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, fraudulent or unauthorized access, denial or degradation of service attacks, misuse, computer viruses, malware or other malicious code and cyber-attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our clients’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our clients or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions. Any compromise of our security could deter clients from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, these precautions may not protect our systems from compromises or breaches of our security measures, and could result in losses to us or our clients, our loss of business and/or clients, damage to our reputation, the incurrence of additional expenses, disruption to our business, our inability to grow our online services or other businesses, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our security measures may not protect us from system failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. While we select third-party vendors carefully, we do not control their actions. If our third-party providers encounter difficulties including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher transaction volumes, cyber-attacks and security breaches or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our ability to deliver products and services to our clients and otherwise conduct business operations could be adversely impacted. Replacing these third-party vendors could also entail significant delay and expense. Threats to information security also exist in the processing of client information through various other vendors and their personnel.

We cannot assure you that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. We may not be insured against all types of losses as a result of third party failures and insurance coverage may be inadequate to cover all losses resulting from breaches, system failures or other disruptions. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of clients and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

Our Board of Directors oversees the risk management process, including the risk of cybersecurity breaches, and engages with management on cybersecurity issues.

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

The Banks are susceptible to fraudulent activity that may be committed against us or our clients which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client’s information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Nationally, reported incidents of fraud and other financial crimes have increased.  We have also experienced losses due to apparent fraud and other financial crimes.  While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

Risks related to our Business and Industry Generally

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR may adversely affect our results of operations.

We have certain FHLB advances, loans, investment securities, subordinated debentures and trust preferred securities indexed to LIBOR to calculate the interest rate. The continued availability of the LIBOR index is not guaranteed after 2021. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate, or SOFR) and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR remains uncertain at this time. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers or our existing borrowings, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with clients and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

Ineffective liquidity management could adversely affect our financial results and condition.

Effective liquidity management is essential to our business. We require sufficient liquidity to meet client loan requests, client deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. An inability to raise funds through deposits, borrowings, the sale of loans or investment securities and other sources could have a substantial negative effect on our liquidity. We rely on client deposits and at times, borrowings from the FHLB of Des Moines and certain other wholesale funding sources to fund our operations. Deposit flows and the prepayment of loans and mortgage-related securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and the competition for deposits and loans in the markets we serve. Further, changes to the FHLB of Des Moines's underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and could therefore have a significant adverse impact on our liquidity. Although we have historically been able to replace maturing deposits and borrowings if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB of Des Moines, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. Additional factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our deposits and loans are concentrated, negative operating results, or adverse regulatory action against us. Any decline in available funding in amounts adequate to finance our activities or on terms which are acceptable could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations.

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

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the community banking industry where the Banks conduct their business.  The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy.   Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel.  In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our President, and certain other employees.  We could undergo a difficult transition period if we were to lose the services of any of these individuals. Our success also depends on the experience of our banking facilities’ managers and bankers and on their relationships with the clients and communities they serve. In addition, our success has been and continues to be highly dependent upon the services of our directors, some of whom are at or nearing retirement age, and we may not be able to identify and attract suitable candidates to replace such directors. The loss of these key persons could negatively impact the affected banking operations.

We rely on other companies to provide key components of our business infrastructure.

We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by the third party vendor or is renewed on terms less favorable to us. Additionally, the bank regulatory agencies expect financial institutions to be responsible for all aspects of our vendors’ performance, including aspects which they delegate to third parties. Disruptions or failures in the physical infrastructure or operating systems that support our business and clients, or cyber-attacks or security breaches of the network system or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

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

Managing reputational risk is important to attracting and maintaining clients, investors and employees.

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality or operational failures due to integration or conversion challenges as a result of acquisitions we undertake, compliance deficiencies, and questionable or fraudulent activities of our clients.  We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective.  Negative publicity regarding our business, employees, or clients, with or without merit, may result in the loss of clients, investors and employees, costly litigation, a decline in revenues and increased governmental regulation.

Risks Related to Holding Our Common Stock

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

We are an entity separate and distinct from our principal subsidiary, Banner Bank, and derive substantially all of our revenue at the holding company level in the form of dividends from that subsidiary. Accordingly, we are, and will be, dependent upon dividends from Banner Bank to pay the principal of and interest on our indebtedness, to satisfy our other cash needs and to pay dividends on our common stock. Banner Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. If the COVID-19 pandemic were to materially adversely affect Banner Bank’s regulatory capital levels or liquidity, it may result in Banner Bank being unable to pay dividends to us, which may result in us not being able to pay dividends on our common stock at the same rate or at all. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary's creditors.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

Banner Corporation maintains its administrative offices and main branch office, which is owned by us, in Walla Walla, Washington.  In total, as of December 31, 2020, we have 155 branch offices located in Washington, Oregon, California, and Idaho.  The 155 branches include 152 Banner Bank branches and three Islanders Bank branches.  Geographically we have 76 branches located in Washington, 37 in Oregon, 31 in California and 11 in Idaho.  Of these branch locations, approximately half are owned and the other half are leased facilities.  In addition to the branch locations, we also have 18 loan production offices, ten of which are located in Washington, three in California, two in both Oregon and Idaho, and one in Utah.  All loan production offices are leased facilities. The lease terms for our branch and loan production offices are not individually material.  Lease expirations range from one to 19 years.  Administrative support offices are primarily in Washington, where we have ten facilities, of which we own three and lease seven.  Additionally, we have two leased administrative support offices in Idaho and four administrative support offices located in Oregon, two owned and two leased.  In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

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

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our voting common stock is principally traded on the NASDAQ Global Select Market under the symbol “BANR.”  Shareholders of record as of December 31, 2020 totaled 2,080 based upon securities position listings furnished to us by our transfer agent.  This total does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.

Issuer Purchases of Equity Securities

The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2020:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Remaining Shares that May be Purchased at Period End under the Board Authorization

October 1, 2020 - October 31, 2020	50	$38.68	—	—
November 1, 2020 - November 30, 2020	—	—	—	—
December 1, 2020 - December 31, 2020	56	44.78	—	1,757,781
Total for quarter	106	$41.90	—	1,757,781

On March 27, 2019, the Company announced that its Board of Directors had authorized the repurchase up to 5% of the Company’s common stock, or 1,757,637 of the Company’s outstanding shares. During the year ended December 31, 2020, the Company repurchased 624,780 shares under the 2019 stock repurchase authorization prior to its expiration on March 27, 2020. On December 21, 2020, the Company announced that its Board of Directors had authorized the repurchase up to 1,757,781 shares of the Company’s common stock (which was equivalent to 5% of the Company’s common stock). Under the authorization, shares may be repurchased by the Company in open market purchases. No shares were repurchased under this authorization during the fourth quarter of 2020. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations.

In addition, 106 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants in the fourth quarter of 2020.

There were no shares tendered in connection with option exercises during the years ended December 31, 2020 and 2019, respectively. Restricted shares canceled to pay withholding taxes totaled 41,507 and 33,777 during the years ended December 31, 2020 and 2019, respectively.

Performance Graph

The following graph compares the cumulative total shareholder return on Banner Corporation common stock with the cumulative total return on the NASDAQ (U.S. Stock) Index, a peer group of the SNL >$10 Billion Asset Bank Index and a peer group of the SNL NASDAQ Bank Index.  Total return assumes the reinvestment of all dividends.

Total Return Performance
Index Value
300
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Year Ended
Banner Corporation
NASDAQ Composite
SNL Bank >$10B
SNL Bank NASDAQ

	Year Ended
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Banner Corporation	100.00	123.60	126.39	126.45	137.86	120.58
NASDAQ Composite	100.00	108.97	141.36	137.39	187.86	272.51
SNL Bank >$10B	100.00	124.93	149.05	123.15	167.83	134.58
SNL Bank NASDAQ	100.00	138.65	145.97	123.04	154.47	132.56

*Assumes $100 invested in Banner Corporation common stock and each index at the close of business on December 31, 2014 and that all dividends were reinvested.  Information for the graph was provided by SNL Financial L.C. © 2021.

Our ability to pay dividends on our common stock depends primarily on dividends we receive from Banner Bank and Islanders Bank. The timing and amount of cash dividends paid on our common stock depends on our earnings, capital requirements, financial condition and other relevant factors, including required payments on our TPS, and is subject to the discretion of our Board of Directors. During 2020, we kept our regular quarterly dividend at $0.41 per share, although beginning in the second quarter of 2020, we moved the timing of the declaration and payment of our quarterly dividend back a few weeks to align with our quarterly earnings release. There can be no assurance that we will pay dividends on our common stock in the future. For additional information on our ability to pay dividends, see Item 1 of this report, “Business–Regulation–Banner Bank and Islanders Bank–Dividends” and “Banner Corporation–Dividends.”

Item 6 – Selected Financial Data

The following condensed consolidated statements of financial condition and operations and selected performance ratios as of December 31, 2020, 2019, 2018, 2017, and 2016 and for the years then ended have been derived from our audited consolidated financial statements.

The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8, Financial Statement and Supplementary Data.”

FINANCIAL CONDITION DATA:
	December 31
(In thousands)	2020	2019	2018	2017	2016
Total assets	$15,031,623	$12,604,031	$11,871,317	$9,763,209	$9,793,688
Cash and securities (1)	4,003,469	2,121,022	2,168,535	1,473,608	1,353,583
Loans receivable, net	9,703,703	9,204,798	8,588,110	7,509,856	7,365,151
Deposits	12,567,296	10,048,641	9,477,048	8,183,431	8,121,414
Borrowings	451,759	687,778	773,275	194,769	255,101
Common shareholders’ equity	1,666,264	1,594,034	1,478,595	1,272,626	1,305,710
Total shareholders’ equity	1,666,264	1,594,034	1,478,595	1,272,626	1,305,710
Shares outstanding	35,159	35,752	35,183	32,726	33,193
OPERATING DATA:
	For the Year Ended December 31
(In thousands)	2020	2019	2018	2017	2016
Interest income	$519,146	$525,687	$463,647	$412,284	$391,477
Interest expense	37,845	56,768	32,659	19,250	16,408
Net interest income before provision for loan losses	481,301	468,919	430,988	393,034	375,069
Provision for loan losses	64,316	10,000	8,500	8,000	6,030
Net interest income	416,985	458,919	422,488	385,034	369,039
Deposit fees and other service charges	34,384	46,632	48,074	43,452	41,911
Mortgage banking operations revenue	51,581	22,215	21,343	20,880	25,552
Net change in valuation of financial instruments carried at fair value	(656)	(208)	3,775	(2,844)	(2,620)
All other non-interest income	13,307	13,302	10,801	23,712	11,382
Total non-interest income	98,616	81,941	83,993	85,200	76,225
REO operations, net	(190)	303	804	(2,030)	175
All other non-interest expenses	373,338	357,425	340,567	321,000	315,449
Total non-interest expense	373,148	357,728	341,371	318,970	315,624
Income before provision for income tax expense	142,453	183,132	165,110	151,264	129,640
Provision for income tax expense	26,525	36,854	28,595	90,488	44,255
Net income	$115,928	$146,278	$136,515	$60,776	$85,385

(footnotes follow)

PER COMMON SHARE DATA:
	At or For the Years Ended December 31
	2020	2019	2018	2017	2016
Net income:
Basic	$3.29	$4.20	$4.16	$1.85	$2.52
Diluted	3.26	4.18	4.15	1.84	2.52
Common shareholders’ equity per share (2)	47.39	44.59	42.03	38.89	39.34
Common shareholders’ tangible equity per share (2)(9)	36.17	33.33	31.45	30.78	31.06
Cash dividends	1.23	2.64	1.96	2.00	0.88
Dividend payout ratio (basic)	37.39%	62.86%	47.12%	108.11%	34.92%
Dividend payout ratio (diluted)	37.73%	63.16%	47.23%	108.70%	34.92%

OTHER DATA:
	As of December 31
	2020	2019	2018	2017	2016
Full time equivalent employees	2,061	2,198	2,187	2,078	2,078
Number of branches	155	178	182	178	190

(footnotes follow)

KEY FINANCIAL RATIOS:
	At or For the Years Ended December 31
	2020	2019	2018	2017	2016
Performance Ratios:
Return on average assets (3)	0.83%	1.22%	1.29%	0.60%	0.87%
Return on average common equity (4)	7.14	9.50	10.45	4.57	6.41
Average common equity to average assets	11.63	12.85	12.37	13.09	13.54
Interest rate spread (5)	3.84	4.27	4.40	4.23	4.19
Net interest margin (6)	3.79	4.30	4.43	4.24	4.20
Non-interest income to average assets	0.71	0.68	0.80	0.84	0.78
Non-interest expense to average assets	2.67	2.98	3.23	3.14	3.21
Efficiency ratio (7)	64.35	64.94	66.29	66.70	69.94
Average interest-earning assets to funding liabilities	104.61	106.09	106.09	105.69	105.84
Selected Financial Ratios:
Allowance for credit/loan losses as a percent of total loans at end of period (8)	1.69	1.08	1.11	1.17	1.15
Net (charge-offs) recoveries as a percent of average outstanding loans during the period	(0.05)	(0.07)	(0.01)	(0.07)	0.03
Non-performing assets as a percent of total assets	0.24	0.32	0.16	0.28	0.35
Allowance for credit/loan losses as a percent of non-performing loans (8)(9)	469.70	253.95	616.36	329.38	380.87
Common shareholders’ tangible equity to tangible assets (10)	8.69	9.77	9.62	10.61	10.83
Consolidated Capital Ratios:
Total capital to risk-weighted assets	14.73	12.93	13.12	13.81	13.40
Tier 1 capital to risk-weighted assets	12.56	11.97	12.12	12.77	12.41
Tier 1 capital to average leverage assets	9.50	10.71	10.98	11.34	11.83
Common equity tier I capital to risk-weighted assets	11.25	10.63	10.75	11.30	11.19

(1)Includes securities available-for-sale and held-to-maturity.
(2)Calculated using shares outstanding, excluding unearned restricted shares held in ESOP.
(3)Net income divided by average assets.
(4)Net income divided by average common equity.
(5)Difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)Net interest income before provision for loan losses as a percent of average interest-earning assets.
(7)Non-interest expenses divided by the total of net interest income before loan losses and non-interest income.
(8)The allowance for credit losses - loans as a percentage of loans and as a percentage of non-performing assets for 2020 reflects the adoption of Financial Instruments - Credit Losses (ASC 326) on January 1, 2020.
(9)Non-performing loans consist of nonaccrual and 90 days past due loans still accruing interest.
(10)Common shareholders’ tangible equity per share and the ratio of tangible common shareholders’ equity to tangible assets are non-GAAP financial measures.  We calculate tangible common equity by excluding the balance of goodwill and other intangible assets from shareholders’ equity.  We calculate tangible assets by excluding the balance of goodwill and other intangible assets from total assets.  We believe that this is consistent with the treatment by our bank regulatory agencies, which exclude goodwill and other intangible assets from the calculation of risk-based capital ratios.  Management believes that these non-GAAP financial measures provide information to investors that is useful in understanding the basis of our capital position.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP.  Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures as calculated by other companies. For a reconciliation of these non–GAAP measures, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.”

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

Executive Overview

Banner Corporation’s successful execution of its super community bank model and strategic initiatives has delivered solid core operating results and profitability. Highlights of this success have included solid asset quality, client acquisition and account growth, which have resulted in increased core deposit balances and strong revenue generation while maintaining the Company’s moderate risk profile.

For the year ended December 31, 2020, our net income was $115.9 million, or $3.26 per diluted share, compared to net income of $146.3 million, or $4.18 per diluted share for the year ended December 31, 2019 and $136.5 million, or $4.15 per diluted share for the year ended December 31, 2018. Current year results were impacted by an increase in the provision for credit losses as a result of the COVID-19 pandemic, lower yields on earnings assets, decreased deposit fees and other service charges and increased non-interest expense these were partially offset by increased income from mortgage banking operations, growth in core deposit balances and decreased funding costs. The decreases in the yields on interest earning assets compared to a year ago were driven by the low interest rate environment, which continues to put downward pressure on loan yields, as well as the impact of the low loan yields from the PPP loan portfolio. The increase in the provision for credit losses for the current quarter compared to the same quarter a year ago primarily reflected expected lifetime credit losses due to the COVID-19 pandemic based upon the financial conditions and economic outlook that existed as of December 31, 2020. Our results for the years ended December 31, 2020, 2019, and 2018 were also impacted by $2.1 million, $7.5 million, and $5.6 million of merger and acquisition-related expenses, respectively.

Our financial results for the year ended December 31, 2020 reflect the impact of the COVID-19 pandemic, which resulted in a substantial reduction in business activity or the closing of businesses in all of the states in which we operate. We are continuing to offer payment and financial relief programs for borrowers impacted by COVID-19. These programs include initial loan payment deferrals or interest-only payments for up to 90 days, waived late fees, and, on a more limited basis, waived interest and temporarily suspended foreclosure proceedings. Deferred loans are re-evaluated at the end of the initial deferral period and will either return to the original loan terms or may be eligible for an additional deferral period for up to 90 days. In addition, We have entered into payment forbearance agreements with other clients for periods of up to six months. At December 31, 2020, we had 158 loans totaling $75.4 million still on deferral. Of the loans still on deferral, 26 loans totaling $33.9 million have received a second deferral. Since these loans were performing loans that were current on their payments prior to the COVID-19 pandemic, these modifications are not considered to be troubled debt restructurings at December 31, 2020 pursuant to applicable accounting and regulatory guidance. In addition, the SBA provides assistance to small businesses impacted by COVID-19 through the PPP, which was designed to provide near-term relief to help small businesses sustain operations. The deadline for PPP loan applications to the SBA was August 8, 2020. Under this program we funded 9,103 applications totaling $1.15 billion of loans in its service area and began processing applications for loan forgiveness in the fourth quarter of 2020. As of December 31, 2020, we had received SBA forgiveness on 595 PPP loans totaling $112.3 million resulting in a remaining PPP loan balance of $1.04 billion. The CAA renewed and extended the PPP until March 31, 2021 by authorizing an additional $284.5 billion for the program. As a result, in January 2021, Banner Bank began accepting and processing loan applications under this second PPP program.

Banner Bank has begun taking steps to resume more normal branch activities with specific guidelines in place to help safeguard the safety of its clients and personnel. To further the well-being of staff and clients, we implemented measures to allow employees to work from home to the extent practicable. To facilitate this approach, we allocated additional computer equipment to staff and enhanced our network capabilities with several upgrades. These expenses, plus other expenses incurred in response to the COVID-19 pandemic, resulted in $3.5 million of related costs during the year ended December 31, 2020.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of client deposits, FHLB advances, other borrowings, subordinated notes, and junior subordinated debentures. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets, interest-bearing liabilities and non-interest-bearing funding sources including non-interest-bearing deposits. Our net interest income before provision for credit losses increased 3% to $481.3 million for the year ended December 31, 2020, compared to $468.9 million for the prior year. This increase in net interest income is a result of growth in total loans receivable and core deposits as well as decreased funding costs, partially offset by lower yields on interest-earning assets. The growth in total loans receivable and core deposits was largely as the result of the origination of PPP loans during the second and third quarter of 2020. During the year ended December 31, 2020, our interest spread decreased to 3.84% from 4.32% for the prior year while our net interest margin on a tax equivalent basis decreased to 3.85% compared to 4.35% for the prior year. The decrease in net interest margin on a tax equivalent basis during 2020 primarily reflects lower yields on average interest-earning assets, partially offset by decreases in the cost of funding liabilities. The lower yields on average interest-earning assets compared to a year earlier was largely due to the impact of decreases to the targeted Fed Funds Rate on floating rate loan yields and the low loan yields of the PPP loan portfolio and well as excess liquidity being invested in low yielding short term investments and interest bearing deposits. The Federal Reserve reduced the targeted Fed Funds Rate by 75 basis points during the second half of 2019 and an additional 150 basis points during first quarter of 2020 to a range of 0.00% to 0.25% at December 31, 2020. Our net interest margin was enhanced seven basis points in both 2020 and 2019 by acquisition accounting adjustments, primarily the amortization of acquisition accounting discounts on purchased loans obtained from acquisitions, which are accreted into loan interest income.

We recorded a $64.3 million provision for credit losses - loans in the year ended December 31, 2020, primarily reflecting the expected lifetime credit losses due to the COVID-19 pandemic based upon the financial conditions and economic outlook that existed as of December 31, 2020, compared to an $10.0 million provision recorded in 2019 and a $8.5 million provision in 2018. Non-performing loans decreased to $35.6 million at December 31, 2020, compared to $39.6 million a year earlier. Net charge-offs decreased to $5.4 million for the year ended December 31, 2020, compared to net charge-offs of $5.9 million for the prior year. Our allowance for credit losses - loans at December 31, 2020 was $167.3 million, representing 470% of non-performing loans compared to $100.6 million, or 254% of non-performing loans at for the prior year. In addition to the allowance for credit losses - loans, We maintain an allowance for credit losses - unfunded loan commitments which was $13.3 million at December 31, 2020 compared to $2.7 million at December 31, 2019. (See Note 5, Loans Receivable and the Allowance for Credit Losses, as well as “Asset Quality” below in this Form 10-K.)

Our net income is also affected by the level of our non-interest income, including deposit fees and other service charges, results of mortgage banking operations, which includes gains and losses on the sale of loans and servicing fees, gains and losses on the sale of securities, as well as our non-interest expenses and provisions for loan losses and income taxes. In addition, our net income is affected by the net change in the value of certain financial instruments carried at fair value. Our total non-interest income was $98.6 million for the year ended December 31, 2020, compared to $81.9 million for the year ended December 31, 2019. The increase from the prior year primarily reflects increased income from mortgage banking operations partially offset by decreased deposit fees and other service charges. For the year ended December 31, 2020, we recorded a net loss of $656,000 for fair value adjustments and $1.0 million in net gains on the sale of securities. In comparison, for the year ended December 31, 2019, we recorded a net loss of $208,000 for fair value adjustments and $33,000 in net gains on the sale of securities.

Our total revenues (net interest income before the provision for credit losses plus total non-interest income) for the year ended December 31, 2020 increased $29.1 million, or 5%, to $579.9 million, compared to $550.9 million for the same period a year earlier, largely as a result of increases in both net interest income and non-interest income.  Our total adjusted revenues (a non-GAAP financial measure), which excludes net gains and losses on sale of securities and fair value adjustments increased by $28.5 million, or 5%, to $579.6 million for the year ended December 31, 2020, compared to $551.0 million a year earlier.

For the year ended December 31, 2020, non-interest expense increased 4% to $373.1 million, compared to $357.7 million for the year ended December 31, 2019. The increase was largely the result of the higher salary and employee benefits due to additional staffing related to the operations acquired from the acquisition of AltaPacific on November 1, 2019 and normal salary and wage adjustments, as well as increases in deposit insurance expenses and COVID-19 expenses. In addition the provision for credit losses - unfunded loan commitments was $3.6 million for the year ended December 31, 2020, compared to none for the year ended December 31, 2019. These increases were partially offset by increased capitalized loan origination costs and lower travel related expenses.
*Non-GAAP financial measures: Net income, revenues and other earnings and expense information excluding fair value adjustments, gains or losses on the sale of securities, merger and acquisition-related expenses, FHLB prepayment penalties, COVID-19 expenses, amortization of CDI, REO operations, provision credit losses - unfunded loan commitments, state/municipal business and use tax and the related tax benefit, are non-GAAP financial measures.  Management has presented these and other non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations and to facilitate the comparison of our performance with the performance of our peers.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Years Ended December 31, 2020 and 2019” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (dollars in thousands, except share and per share data):

	For the Years Ended December 31
	2020	2019	2018
ADJUSTED REVENUE:
Net interest income before provision for loan losses (GAAP)	$481,301	$468,919	$430,988
Total non-interest income	98,616	81,941	83,993
Total GAAP revenue	579,917	550,860	514,981
Exclude net (gain) loss on sale of securities	(1,012)	(33)	837
Exclude change in valuation of financial instruments carried at fair value	656	208	(3,775)
Adjusted Revenue (non-GAAP)	$579,561	$551,035	$512,043
ADJUSTED EARNINGS:
Net income (GAAP)	$115,928	$146,278	$136,515
Exclude net (gain) loss on sale of securities	(1,012)	(33)	837
Exclude change in valuation of financial instruments carried at fair value	656	208	(3,775)
Exclude merger and acquisition-related costs	2,062	7,544	5,607
Exclude FHLB prepayment penalties	—	735	—
Exclude COVID-19 expenses	3,502	—	—
Exclude related tax benefit	(1,239)	(1,741)	(426)
Exclude tax adjustments related to tax reform and valuation reserves	—	—	(4,207)
Total adjusted earnings (non-GAAP)	$119,897	$152,991	$134,551
Diluted earnings per share (GAAP)	$3.26	$4.18	$4.15
Diluted adjusted earnings per share (non-GAAP)	$3.37	$4.38	$4.09

	December 31
ADJUSTED EFFICIENCY RATIO:	2020	2019	2018
Non-interest expense (GAAP)	$373,148	$357,728	$341,371
Exclude merger and acquisition-related costs	(2,062)	(7,544)	(5,607)
Exclude COVID-19 expenses	(3,502)	—	—
Exclude CDI amortization	(7,732)	(8,151)	(6,047)
Exclude state/municipal tax expense	(4,355)	(3,880)	(3,284)
Exclude REO operations	190	(303)	(804)
Exclude FHLB prepayment penalties	—	(735)	—
Exclude provision for credit losses - unfunded loan commitments	(3,559)	—	—
Adjusted non-interest expense (non-GAAP)	$352,128	$337,115	$325,629

Net interest income (GAAP)	$481,301	$468,919	$430,988
Non-interest income (GAAP)	98,616	81,941	83,993
Total revenue	579,917	550,860	514,981
Exclude net (gain) loss on sale of securities	(1,012)	(33)	837
Exclude net change in valuation of financial instruments carried at fair value	656	208	(3,775)
Adjusted revenue (non-GAAP)	$579,561	$551,035	$512,043

Efficiency ratio (GAAP)	64.35%	64.94%	66.29%
Adjusted efficiency ratio (non-GAAP)	60.76%	61.18%	63.59%

Common shareholders’ tangible equity per share and the ratio of common shareholders’ tangible equity to tangible assets referred to in footnote (9) to Item 6, Selected Financial Data above are also non-GAAP financial measures. We calculate tangible common equity by excluding goodwill and other intangible assets from shareholders’ equity. We calculate tangible assets by excluding the balance of goodwill and other intangible assets from total assets. We believe that this is consistent with the treatment by our bank regulatory agencies, which exclude goodwill and other intangible assets from the calculation of risk-based capital ratios. Management believes that this non-GAAP financial measure provides information to investors that is useful in understanding the basis of our capital position (dollars in thousands).

	December 31
	2020	2019	2018
Shareholders’ equity (GAAP)	$1,666,264	$1,594,034	$1,478,595
Exclude goodwill and other intangible assets, net	394,547	402,279	372,078
Common shareholders’ tangible equity (non-GAAP)	$1,271,717	$1,191,755	$1,106,517
Total assets (GAAP)	$15,031,623	$12,604,031	$11,871,317
Exclude goodwill and other intangible assets, net	394,547	402,279	372,078
Total tangible assets (non-GAAP)	$14,637,076	$12,201,752	$11,499,239
Common shareholders’ equity to total assets (GAAP)	11.09%	12.65%	12.46%
Common shareholders’ tangible equity to tangible assets (non-GAAP)	8.69%	9.77%	9.62%
Common shares outstanding	35,159,200	35,751,576	35,182,772
Common shareholders’ equity (book value) per share (GAAP)	$47.39	$44.59	$42.03
Tangible common shareholders’ equity (tangible book value) per share (non-GAAP)	$36.17	$33.33	$31.45

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

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for credit losses, (iii) the valuation of financial assets and liabilities recorded at fair value, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation of assets and liabilities acquired in business combinations and subsequent recognition of related income and expense, and (vii) the valuation of or recognition of deferred tax assets and liabilities.  These policies and judgments, estimates and assumptions are described in greater detail below.  Management believes the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods.  There have been no significant changes in our application of accounting policies since December 31, 2019 except for the change related to the adoption of Financial Instruments - Credit Losses (ASC 326) as described below and in Notes 1 and 2 to the Consolidated Financial Statements.  For additional information concerning critical accounting policies, see Notes 1, 3, 5, 12, 16 and 17 of the Notes to the Consolidated Financial Statements and the following:

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

Loans that do not share risk characteristics with other loans in the portfolio are individually evaluated for impairment and are not included in the collective evaluation.  Factors involved in determining whether a loan should be individually evaluated include, but are not limited to, the financial condition of the borrower and the value of the underlying collateral.  Expected credit losses for loans evaluated individually are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or when the Banks determine that foreclosure is probable, the expected credit loss is measured based on the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. As a practical expedient, the Banks measure the expected credit loss for a loan using the fair value of the collateral, if repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Banks’ assessment as of the reporting date.

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

Goodwill: (Notes 1 and 16) Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination and is not amortized but is reviewed annually, or more frequently as current circumstances and conditions warrant, for impairment. An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment involves judgment by management on determining whether there have been any triggering events that have occurred which would indicate potential impairment. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment test is used to identify the existence of impairment and the amount of impairment loss and compares the reporting unit’s estimated fair values, including goodwill, to its carrying amount. If the fair value exceeds the carry amount then goodwill is not considered impaired. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill allocated to the reporting unit. The impairment loss would be recognized as a charge to earnings. The Company completed an assessment of qualitative factors as of December 31, 2020 and as a result of the economic impact of the COVID-19 pandemic concluded further analysis was required. The Company completed a quantitative goodwill impairment test and concluded the fair value of the reporting unit exceeded the carrying value of the reporting unit including goodwill and therefore no impairment existed as of December 31, 2020.

Other Intangible Assets: (Notes 1 and 16) Other intangible assets consists primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the client relationships associated with the deposits.  Core deposit intangibles are being amortized on an accelerated basis over a weighted average estimated useful life of eight years.  The determination of the estimated useful life of the core deposit intangible involves judgment by management. The actual life of the core deposit intangible could vary significantly from the estimated life. These assets are reviewed at least annually for events or circumstances that could impact their recoverability.  These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy.  To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

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

Accounting Standards Recently Adopted or Issued - See Note 2 of the Notes to the Consolidated Financial Statements for a description of recently adopted and new accounting pronouncements, including the respective dates of adoption and expected effects on the Company’s financial position and results of operations.

Comparison of Financial Condition at December 31, 2020 and 2019

General. Total assets increased to $15.03 billion at December 31, 2020, compared to $12.60 billion at December 31, 2019.  The increase in assets in 2020 was largely the result of the origination of PPP loans and a related increase in deposits starting during the second quarter of 2020, which primarily funded the increases in interest bearing deposit balances and securities.

Net loans receivable (gross loans less deferred fees and discounts, and allowance for loan losses and excluding loans held for sale) increased $498.9 million, or 5%, to $9.70 billion at December 31, 2020, from $9.20 billion at December 31, 2019.  The increase in net loans receivable reflects the origination of PPP loans, which totaled $1.04 billion as of December 31, 2020, partially offset by a decrease in one- to four-family loans and lower commercial line of credit usage. Loans held for sale increased to $243.8 million at December 31, 2020, compared to $210.4 million at December 31, 2019, principally as a result of one- to four- family loan originations exceeding one- to four- family loan sales. Loans held for sale at December 31, 2020 included $122.0 million of multifamily loans and $121.8 million of one- to four-family loans.

Securities increased to $2.77 billion at December 31, 2020, from $1.81 billion at December 31, 2019, as the Company invested excess liquidity. The aggregate total of securities and interest-bearing deposits increased $1.80 billion, or 96%, to $3.69 billion at December 31, 2020, compared to $1.89 billion a year earlier.  The average effective duration of our securities portfolio was approximately 3.6 years at December 31, 2020. The fair value of our trading securities was $2.2 million less than their amortized cost at December 31, 2020.  In addition, fair value adjustments for securities designated as available-for-sale reflected an increase of $45.2 million for the year ended December 31, 2020, which was included net of the associated tax expense of $10.9 million as a component of other comprehensive income, and largely occurred as a result of decreased market interest rates. We also acquire securities (primarily municipal bonds) which are designated as held-to-maturity and this portfolio increased by $185.6 million from the prior year-end balance. (See Notes 4 and 17 of the Notes to the Consolidated Financial Statements.)

Goodwill was $373.1 million at both December 31, 2020 and December 31, 2019. Other intangibles decreased $7.7 million to $21.4 million at December 31, 2020, compared to $29.2 million at December 31, 2019, primarily due scheduled amortization of CDI.

Deposits increased $2.52 billion, or 25%, to $12.57 billion at December 31, 2020, from $10.05 billion at December 31, 2019, primarily due to SBA PPP loan funds deposited into client accounts and an increase in general client liquidity due to reduced business investment and consumer spending.  Core deposits were 93% of total deposits at December 31, 2020, compared to 89% of total deposits one year earlier. Non-interest-bearing deposits increased by $1.55 billion, or 39%, to $5.49 billion from $3.95 billion at December 31, 2019; interest-bearing transaction and savings accounts increased by $1.18 billion, to $6.16 billion at December 31, 2020 from $4.98 billion at December 31, 2019; and certificates of deposit decreased $205.1 million, or 18%, to $915.3 million at December 31, 2020 from $1.12 billion at December 31, 2019. We had no brokered deposits at December 31, 2020, compared to $202.9 million a year earlier.

FHLB advances decreased $300.0 million, to $150.0 million at December 31, 2020 from $450.0 million at December 31, 2019, as core deposits were used to fund the growth in the loan and securities portfolios. Other borrowings, consisting of retail repurchase agreements primarily related to client cash management accounts, increased $66.3 million to $184.8 million at December 31, 2020, compared to $118.5 million at December 31, 2019. On June 30, 2020, Banner issued and sold in an underwritten offering the Subordinated Notes, resulting in net proceeds, after underwriting discounts and offering expenses, of $98.1 million. No additional junior subordinated debentures, which are carried at fair value, were issued or matured during the year ended December 31, 2020; however, the estimated fair value of these instruments decreased by $2.3 million to $117.0 million at December 31, 2020 from $119.3 million a year ago, reflecting wider market spreads.  For more information, see Notes 9, 10 and 11 of the Notes to the Consolidated Financial Statements.

Total shareholders’ equity increased $72.2 million, to $1.67 billion at December 31, 2020, compared to $1.59 billion at December 31, 2019. The increase in equity primarily reflects $115.9 million of year-to-date net income, partially offset by the accrual of $44.2 million of dividends to common shareholders and the repurchase of $31.8 million of common stock. In the year ended December 31, 2020, we repurchased 624,780 shares of our common stock at an average price of $50.84 per share. Tangible common shareholders’ equity (a non-GAAP financial measure), which excludes goodwill and other intangible assets was $1.27 billion, or 8.69% of tangible assets at December 31, 2020, compared to $1.19 billion, or 9.77% at December 31, 2019. Banner’s tangible book value per share (a non-GAAP financial measure) was $36.17 at December 31, 2020, compared to $33.33 per share a year ago.

Investments.  At December 31, 2020, our consolidated investment securities portfolio totaled $2.77 billion and consisted principally of U.S. Government and agency obligations, mortgage-backed and mortgage-related securities, municipal bonds, corporate debt obligations, and asset-backed securities.  Our investment levels may be increased or decreased depending upon yields available on investment alternatives and management’s projections as to the demand for funds to be used in our loan origination, deposit and other activities.  During the year ended December 31, 2020, our aggregate investment in securities increased $956.0 million. Securities purchased increased as we deployed excess balance sheet liquidity and market spreads for certain securities widened and exceeded sales, paydowns and maturities during the year ended December 31, 2020. Holdings of U.S. Government and agency obligations increased $52.1 million, municipal bonds increased $390.2 million, corporate debt obligations increased $216.6 million, mortgage-backed securities increased $295.9 million and asset-backed securities increased $1.3 million.

U.S. Government and Agency Obligations:  Our portfolio of U.S. Government and agency obligations had a carrying value of $142.1 million (with an amortized cost of $142.0 million) at December 31, 2020, a weighted average contractual maturity of 8.9 years and a weighted average coupon rate of 1.79%.  Many of the U.S. Government and agency obligations we own include call features which allow the issuing agency the right to call the securities at various dates prior to the final maturity.

Mortgage-Backed Obligations:  At December 31, 2020, our mortgage-backed and mortgage-related securities had a carrying value of $1.69 billion ($1.65 billion at amortized cost, with a net fair value adjustment of $44.1 million).  The weighted average coupon rate of these securities was 2.43% and the weighted average contractual maturity was 18.7 years, although we receive principal payments on these securities each month resulting in a much shorter expected average life.  As of December 31, 2020, 88% of the mortgage-backed and mortgage-related securities pay interest at a fixed rate and 12% pay at an adjustable interest rate.

Municipal Bonds:  The carrying value of our tax-exempt bonds at December 31, 2020 was $587.4 million ($569.7 million at amortized cost), comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by cities and counties and various housing authorities, and hospital, school, water and sanitation districts.  We also had taxable bonds in our municipal bond portfolio, which at December 31, 2020 had a carrying value of $87.1 million ($85.3 million at amortized cost).  Many of our qualifying municipal bonds are not rated by a nationally recognized credit rating agency due to the smaller size of the total issuance and a portion of these bonds have been acquired through direct private placement by the issuers. We have not experienced any defaults or payment deferrals on our current portfolio of municipal bonds.  Our combined municipal bond portfolio is geographically diverse, with the majority within the states of Washington, Oregon, Texas and Idaho. At December 31, 2020, our municipal bond portfolio, including taxable and tax-exempt, had a weighted average maturity of approximately 18.3 years and a weighted average coupon rate of 3.67%.

Corporate Bonds:  Our corporate bond portfolio had a carrying value of $250.0 million ($249.5 million at amortized cost, with a net fair value adjustment of $460,000) at December 31, 2020. The corporate bond portfolio at December 31, 2020 included $130.0 million of short term commercial paper.  (See “Critical Accounting Policies” above and Note 17 of the Notes to the Consolidated Financial Statements.)  At December 31, 2020, the portfolio had a weighted average maturity of 4.7 years and a weighted average coupon rate of 1.66%.

Asset-Backed Securities:  At December 31, 2020, our asset-backed securities portfolio had a carrying value of $9.4 million (with an amortized cost of $9.4 million), and was comprised of securitized pools of student loans issued or guaranteed by the Student Loan Marketing Association and credit card receivables.  The weighted average coupon rate of these securities was 1.31% and the weighted average contractual maturity was 13.1 years. At December 31, 2020, 100% of these securities had adjustable interest rates tied to three-month LIBOR.

The following tables set forth certain information regarding carrying values and percentage of total carrying values of our portfolio of securities—trading and securities—available-for-sale, both carried at estimated fair market value, and securities—held-to-maturity, carried at amortized cost as of December 31, 2020, 2019 and 2018 (dollars in thousands):

Table 1: Securities

	December 31
	2020		2019		2018
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Trading
Corporate bonds	$24,980	100.0%	$25,636	100.0%	$25,896	100.0%
Total securities—trading	$24,980	100.0%	$25,636	100.0%	$25,896	100.0%

Available-for-Sale
U.S. Government and agency obligations	$141,735	6.1%	$89,598	5.8%	$149,112	9.1%
Municipal bonds	303,518	13.1	107,157	6.9	117,822	7.2
Corporate bonds	221,769	9.5	4,365	0.3	3,495	0.2
Mortgage-backed or related securities	1,646,152	70.9	1,342,311	86.5	1,343,861	82.1
Asset-backed securities	9,419	0.4	8,126	0.5	21,933	1.4
Total securities—available-for-sale	$2,322,593	100.0%	$1,551,557	100.0%	$1,636,223	100.0%

Held-to-Maturity
U.S. Government and agency obligations	$340	0.1%	$385	0.2%	$1,006	0.4%
Municipal bonds	370,998	87.9	177,208	75.0	176,663	75.5
Corporate bonds	3,222	0.8	3,353	1.4	3,736	1.6
Mortgage-backed or related securities	47,247	11.2	55,148	23.4	52,815	22.5
Total securities—held-to-maturity	$421,807	100.0%	$236,094	100.0%	$234,220	100.0%
Estimated market value	$448,681		$237,805		$232,537

The following table shows the maturity or period to repricing of our consolidated portfolio of available-for-sale and held-to-maturity securities as of December 31, 2020 (dollars in thousands):

Table 2:  Securities Available-for-Sale and Held-to-Maturity —Maturity/Repricing and Rates

	December 31, 2020
	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Government and agency obligations	$—	—%	$73,431	0.82%	$31,679	0.67%	$36,965	1.25%	$142,075	0.90%
Municipal bonds:
Taxable	3,870	1.01	34,682	2.75	7,005	3.58	41,589	2.86	87,146	2.79
Tax exempt (1)	5,370	2.70	16,238	3.19	54,051	3.40	511,711	3.23	587,370	3.24
	9,240	1.99	50,920	2.89	61,056	3.42	553,300	3.20	674,516	3.18
Corporate bonds	130,370	0.30	40,898	3.61	52,050	3.99	1,672	—	224,990	2.04
Mortgage-backed or related securities	195	2.91	146,570	3.36	520,141	1.74	1,026,494	1.98	1,693,400	2.03
Asset-backed securities	—	—	3,857	1.70	—	—	5,562	1.22	9,419	1.42
Total securities available-for-sale and held-to-maturity—carrying value	$139,805	0.41	$315,676	2.71	$664,926	2.02	$1,623,993	2.37	$2,744,400	2.25
Total securities available-for-sale and held-to-maturity—estimated market value	$139,864		$318,486		$667,821		$1,645,103		$2,771,274

(1)Tax-exempt weighted average yield is calculated on a tax equivalent basis using a federal tax rate of 21% and a TEFRA allowance of 10%.

Loans and Lending.  Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans in a range of 90% to 95% of total deposits to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. The unprecedented level of liquidity and growth of deposits experienced during 2020 has result in our loan to deposit ratio being below our target levels. At December 31, 2020, our net loan portfolio totaled $9.70 billion compared to $9.20 billion at December 31, 2019. Our total loan portfolio increased $565.6 million, or 6%, during the year ended December 31, 2020, compared to an increase of $620.8 million, or 7%, during the year ended December 31, 2019.  The increase in net loans receivable for the year ended December 31, 2020 primarily reflects the origination of PPP loans, primarily during the second quarter of 2020, which totaled $1.04 billion as of December 31, 2020. The increase for the year ended December 31, 2019 included $332.4 million of portfolio loans acquired in the AltaPacific acquisition as well as organic loan growth. While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative client demand and competition in each market we serve.  We continue to implement strategies designed to capture more market share and achieve increases in targeted loans. Nonetheless, looking forward, new loan originations and portfolio balances will continue to be significantly affected by the course of economic activity and changes in interest rates.

Originations of loans for sale increased to $1.46 billion for the year ended December 31, 2020 from $1.09 billion during 2019 and from $896.5 million during the year ended December 31, 2018. Originations of loans for sale included $234.0 million, $340.0 million, and $372.8 million of multifamily held for sale loan production for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively. We generally sell a significant portion of our newly originated one- to four-family residential mortgage loans and multifamily loans to secondary market purchasers.  Proceeds from sales of loans for the years ended December 31, 2020, 2019 and 2018 totaled $1.49 billion, $1.10 billion and $791.7 million, respectively.  See “Loan Servicing Portfolio” below.  Loans held for sale increased $33.3 million to $243.8 million at December 31, 2020, compared to $210.4 million at December 31, 2019. The increase in loans held for sale was primarily due to the increased volume of originations of one- to four-family residential mortgage loans held for sale, which exceeded sales during the year.

The following table shows loan origination (excluding loans held for sale) activity for the years ended December 31, 2020, 2019, and 2018 (in thousands):

Table 3: Loan Origination

	Years Ended
	Dec 31, 2020	Dec 31, 2019	Dec 31, 2018
Commercial real estate	$356,361	$428,936	$473,810
Multifamily real estate	27,119	71,124	14,872
Construction and land	1,588,311	1,433,313	1,464,124
Commercial business:
Commercial business	628,981	840,237	927,850
PPP	1,176,018	—	—
Agricultural business	76,096	85,663	115,096
One-to four- family residential	116,713	112,165	172,967
Consumer	423,526	350,601	326,357
Total loan originations (excluding loans held for sale)	$4,393,125	$3,322,039	$3,495,076

The loan origination table above includes loan participations and loan purchases. During the years ended December 31, 2020, 2019, and 2018 we purchased $2.5 million, $9.8 million, and $33.7 million respectively, of loans. The loan purchases in 2020 were one- to four-family and commercial real estate loans compared to the loan purchases in 2019 which included one- to four-family loans and commercial loans. The loan purchases in 2018 included one- to four-family loans.

One- to Four-Family Residential Real Estate Lending:  At December 31, 2020, $717.9 million, or 7% of our loan portfolio, consisted of permanent loans on one- to four-family residences.  Our residential mortgage loan originations have been relatively strong in recent years, as interest rates have been low and declined during the current year. We are active originators of one- to four-family residential loans in most communities where we have established offices in Washington, Oregon, California and Idaho.  Most of the one- to four-family loans that we originate are sold in the secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. Our balance of loans for one- to four-family residences decreased by $207.6 million in 2020, compared to the prior year. The decrease in one-to-four family real estate loans during 2020 reflects portfolio loans being refinanced and sold as held for sale loans.

Construction and Land Lending:   Our construction loan originations have been relatively strong in recent years as builders have expanded production and experienced strong home sales in many markets where we operate. Despite the strong originations during 2020 one-to four-family construction loans decreased by $36.5 million in 2020 to total $507.8 million at December 31, 2020, as the velocity of one- to four-family home sales increased during the year. During the year ended December 31, 2020, land and land development loans (both residential and commercial) increased by $3.4 million to $248.9 million at December 31, 2020.  At December 31, 2020, construction, land and land development loans totaled $1.29 billion (including $507.8 million of one- to four-family construction loans, $248.9 million land and land development loans (both residential and commercial), and $534.5 million of commercial and multifamily real estate construction loans), or 13% of total loans, compared to $1.23 billion, or 13%, at December 31, 2019.

Commercial and Multifamily Real Estate Lending:  We also originate loans secured by commercial and multifamily real estate.  Commercial and multifamily real estate loans originated by us include both fixed- and adjustable-rate loans with intermediate terms of generally five to ten years.  Our commercial real estate portfolio consists of loans on a variety of property types with no significant concentrations by property type, borrowers or locations.  At December 31, 2020, our loan portfolio included $3.61 billion of commercial real estate loans, or 37% of the total loan portfolio, compared to $3.62 billion, or 39%, at December 31, 2019.  Our portfolio of multifamily real estate loans was $428.2 million, or 4% of total loans at December 31, 2020, compared to $388.4 million, or 4%, at December 31, 2019.

Commercial Business Lending:  Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  In addition to providing earning assets, this type of lending has helped increase our deposit base. At December 31, 2020, commercial business loans totaled $2.18 billion, or 22% of total loans, compared to $1.36 billion, or 15%, at December 31, 2019. The increase reflects growth in PPP loans during 2020, offset partially by declines in commercial line of credit utilization. In recent years our commercial lending has also included participation in certain national syndicated loans, including shared national credits, which totaled $122.2 million at December 31, 2020.

Agricultural Lending:  Agriculture is a major industry in many Washington, Oregon, California and Idaho locations in our service area.  While agricultural loans are not a large part of our portfolio, we routinely make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting.  Payments on agricultural loans depend, to a large degree, on the results of operation of the related farm entity.  The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile at times.  At December 31, 2020, agricultural loans totaled $299.9 million, or 3% of the loan portfolio, compared to $337.3 million, or 4%, at December 31, 2019.

Consumer and Other Lending:  Consumer lending has traditionally been a modest part of our business with loans made primarily to accommodate our existing client base. At December 31, 2020, our consumer loans decreased $58.5 million to $605.8 million, or 6% of our loan portfolio, compared to $664.3 million, or 7%, at December 31, 2019.  As of December 31, 2020, 81% of our consumer loans were secured by one- to four-family real estate, including home equity lines of credit.  Credit card balances totaled $35.8 million at December 31, 2020 compared to $41.1 million a year earlier.

Loan Servicing Portfolio:  At December 31, 2020, we were servicing $3.03 billion of loans for others and held $13.5 million in escrow for our portfolio of loans serviced for others.  The loan servicing portfolio at December 31, 2020 was composed of $1.25 billion of Freddie Mac residential mortgage loans, $1.17 billion of Fannie Mae residential mortgage loans, $311.4 million of Oregon Housing residential mortgage loans and $297.3 million of other loans serviced for a variety of investors.  The portfolio included loans secured by property located primarily in the states of Washington, Oregon, Idaho and California.  For the years ended December 31, 2020 and 2019, we recognized $7.4 million and $6.9 million of loan servicing income in our results of operations, respectively. For the years ended December 31, 2020 and 2019 we recognized $7.7 million and $5.1 million of amortization for MSRs, respectively, and no impairment charges or reversals for a valuation adjustment to MSRs.

Mortgage Servicing Rights:  For the years ended December 31, 2020, 2019 and 2018, we capitalized $8.6 million, $4.4 million, and $3.6 million, respectively, of MSRs relating to loans sold with servicing retained.  Amortization of MSRs for the years ended December 31, 2020, 2019 and 2018 was $7.7 million, $5.1 million, and $3.9 million, respectively.  Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. At December 31, 2020, our MSRs were carried at a value of $15.2 million, net of amortization, compared to $14.1 million at December 31, 2019.

The following table sets forth the composition of the Company’s loan portfolio, net of discounts and deferred fees and costs, by type of loan as of the dates indicated (dollars in thousands):

Table 4:  Loan Portfolio Analysis

As a result of the adoption of Financial Instruments - Credit Losses (ASC 326), effective January 1, 2020, the Company changed the segmentation of its loan portfolio based on the common risk characteristics used to measure the allowance for credit losses.  The following table presents the loans receivable at December 31, 2020, 2019 and 2018 by class (dollars in thousands). The presentation of loans receivable at December 31, 2019 and 2018 have been updated to conform to the loan portfolio segmentation that became effective on January 1, 2020.

	December 31, 2020		December 31, 2019		December 31, 2018
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,076,467	10.9%	$980,021	10.5%	$854,541	9.8%
Investment properties	1,955,684	19.8	2,024,988	21.8	1,849,386	21.3
Small balance CRE	573,849	5.8	613,484	6.6	617,116	7.1
Multifamily real estate	428,223	4.4	388,388	4.2	284,823	3.3
Construction, land and land development:
Commercial construction	228,937	2.3	210,668	2.3	171,769	2.0
Multifamily construction	305,527	3.1	233,610	2.5	184,630	2.1
One- to four-family construction	507,810	5.1	544,308	5.8	533,690	6.1
Land and land development	248,915	2.5	245,530	2.6	266,457	3.1
Commercial business:
Commercial business(1)	2,178,461	22.1	1,364,650	14.7	1,146,015	13.2
Small business scored	743,451	7.5	772,657	8.3	752,769	8.7
Agricultural business, including secured by farmland	299,949	3.0	337,271	3.6	371,987	4.3
One- to four-family residential	717,939	7.3	925,531	9.9	948,140	10.9
Consumer:
Consumer—home equity revolving lines of credit	491,812	5.0	519,336	5.6	537,110	6.2
Consumer—other	113,958	1.2	144,915	1.6	166,162	1.9
Total loans	9,870,982	100.0%	9,305,357	100.0%	8,684,595	100.0%
Less allowance for credit losses - loans	(167,279)		(100,559)		(96,485)
Net loans	$9,703,703		$9,204,798		$8,588,110

(1)    Includes $1.04 billion of PPP loans as of December 31, 2020.

The following table sets forth the Company’s loans by geographic concentration at December 31, 2020, 2019 and 2018 (dollars in thousands):

Table 5:  Loans by Geographic Concentration

	December 31, 2020		December 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent	Amount	Percent
Washington	$4,647,553	47.0%	$4,364,764	46.9%	$4,324,588	49.8%
California	2,279,749	23.1	2,129,789	22.9	1,596,604	18.4
Oregon	1,792,156	18.2	1,650,704	17.7	1,636,152	18.8
Idaho	537,996	5.5	530,016	5.7	521,026	6.0
Utah	80,704	0.8	60,958	0.7	57,318	0.7
Other	532,824	5.4	569,126	6.1	548,907	6.3
Total	$9,870,982	100.0%	$9,305,357	100.0%	$8,684,595	100.0%

The following table sets forth certain information at December 31, 2020 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of unamortized premiums and discounts, and exclude loans held for sale and the allowance for credit losses (in thousands):

Table 6:  Loans by Maturity

	Maturing in One Year or Less	Maturing After One to Five Years	Maturing After Five to Fifteen Years	Maturing After Fifteen Years	Total
Commercial real estate:
Owner-occupied	$30,100	$220,290	$776,802	$49,275	$1,076,467
Investment properties	113,443	414,077	1,052,987	375,177	1,955,684
Small balance CRE	25,185	183,176	355,278	10,210	573,849
Multifamily real estate	19,517	63,934	244,817	99,955	428,223
Construction, land and land development:
Commercial construction	144,143	31,642	43,861	9,291	228,937
Multifamily construction	186,803	96,900	13,945	7,879	305,527
One- to four-family construction	464,504	41,833	1,131	342	507,810
Land and land development	96,466	61,718	82,111	8,620	248,915
Commercial business:
Commercial business	366,388	265,719	382,604	119,278	1,133,989
PPP	—	1,044,472	—	—	1,044,472
Small business scored	61,359	250,506	226,018	205,568	743,451
Agricultural business, including secured by farmland	84,715	69,999	143,662	1,573	299,949
One- to four-family residential	3,918	24,151	80,394	609,476	717,939
Consumer:
Consumer—home equity revolving lines of credit	4,956	9,605	16,097	461,154	491,812
Consumer—other	33,228	35,164	27,346	18,220	113,958
Total loans	$1,634,725	$2,813,186	$3,447,053	$1,976,018	$9,870,982
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

The following table sets forth the dollar amount of all loans maturing after December 31, 2021 which have fixed interest rates and floating or adjustable interest rates (in thousands):

Table 7:  Loans Maturing after One Year

	Fixed Rates	Floating or Adjustable Rates	Total
Commercial real estate:
Owner-occupied	$322,203	$724,164	$1,046,367
Investment properties	491,665	1,350,576	1,842,241
Small balance CRE	116,559	432,105	548,664
Multifamily real estate	291,274	117,432	408,706
Construction, land and land development:
Commercial construction	29,816	54,978	84,794
Multifamily construction	63,749	54,975	118,724
One- to four-family construction	2,240	41,066	43,306
Land and land development	16,618	135,831	152,449
Commercial business:
Commercial business	479,650	287,951	767,601
PPP	1,044,472	—	1,044,472
Small business scored	211,898	470,194	682,092
Agricultural business, including secured by farmland	84,168	131,066	215,234
One- to four-family residential	517,928	196,093	714,021
Consumer:
Consumer—home equity revolving lines of credit	805	486,051	486,856
Consumer—other	74,860	5,870	80,730
Total loans maturing after one year	$3,747,905	$4,488,352	$8,236,257

Deposits. We compete with other financial institutions and financial intermediaries in attracting deposits and we generally attract deposits within our primary market areas. Much of the focus of our expansion and current marketing efforts have been directed toward attracting additional deposit client relationships and balances.  This effort has been particularly directed towards increasing transaction and savings accounts which has contributed to us being very successful in increasing these core deposit balances. The long-term success of our deposit gathering activities is reflected not only in the growth of deposit balances, but also in increases in the level of deposit fees, service charges and other payment processing revenues.

One of our key strategies is to strengthen our franchise by emphasizing core deposit activity in non-interest-bearing and other transaction and savings accounts with less reliance on higher cost certificates of deposit.  Increasing core deposits is a fundamental element of our business strategy. This strategy continues to help control our cost of funds and increase the opportunity for deposit fee revenues, while stabilizing our funding base.  Total deposits increased $2.52 billion, or 25%, to $12.57 billion at December 31, 2020 from $10.05 billion at December 31, 2019. The increase in total deposits from year end was due primarily to PPP loan funds deposited into client accounts and an increase in general client liquidity due to reduced business investment and consumer spending. Non-interest-bearing deposits increased by $1.55 billion, or 39%, to $5.49 billion at year end from $3.95 billion at December 31, 2019. Interest-bearing transaction and savings accounts increased by $1.18 billion, to $6.16 billion at December 31, 2020 compared to $4.98 billion a year earlier.  Certificates of deposit decreased $205.1 million, or 18%, to $915.3 million at December 31, 2020 from $1.12 billion at December 31, 2019.  The decrease in certificates of deposit balances in 2020 was largely due to the $202.9 million decrease in brokered deposits.

The following table sets forth the balances of deposits in the various types of accounts offered by the Banks at the dates indicated (dollars in thousands):

Table 8:  Deposits

	December 31
	2020			2019			2018
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
Non-interest-bearing checking	$5,492,924	43.7%	$1,547,924	$3,945,000	39.3%	$287,183	$3,657,817	38.6%
Interest-bearing checking	1,569,435	12.5	289,432	1,280,003	12.7	88,987	1,191,016	12.6
Regular savings	2,398,482	19.1	464,441	1,934,041	19.3	91,460	1,842,581	19.4
Money market	2,191,135	17.4	421,941	1,769,194	17.6	303,825	1,465,369	15.5
Total interest-bearing transaction and savings accounts	6,159,052	49.0	1,175,814	4,983,238	49.6	484,272	4,498,966	47.5
Certificates maturing:
Within one year	701,473	5.6	(145,468)	846,941	8.4	(154,265)	1,001,206	10.6
After one year, but within two years	123,290	1.0	(44,567)	167,857	1.7	(34,062)	201,919	2.1
After two years, but within five years	88,549	0.7	(14,808)	103,357	1.0	(11,536)	114,893	1.2
After five years	2,008	—	(240)	2,248	—	1	2,247	—
Total certificate accounts	915,320	7.3	(205,083)	1,120,403	11.1	(199,862)	1,320,265	13.9
Total Deposits	$12,567,296	100.0%	$2,518,655	$10,048,641	100.0%	$571,593	$9,477,048	100.0%

Included in Total Deposits:
Public transaction accounts	$302,875	2.4%	$58,457	$244,418	2.4%	$27,017	$217,401	2.3%
Public interest-bearing certificates	59,127	0.5	23,943	35,184	0.4	5,095	30,089	0.3
Total public deposits	$362,002	2.9%	$82,400	$279,602	2.8%	$32,112	$247,490	2.6%
Total brokered deposits	$—	—%	$(202,884)	$202,884	2.0%	$(174,463)	$377,347	4.0%
Total deposits in excess of the FDIC insurance limit	$4,407,935	35.1%	$1,579,962	$2,827,973	28.1%	$494,225	$2,333,748	24.6%

The following table indicates the amount of the Banks’ certificates of deposit with balances in excess of the FDIC insurance limit by time remaining until maturity as of December 31, 2020 (in thousands):

Table 9:  Maturity Period— CDs in excess of the FDIC insurance limit

Certificates of Deposit in Excess of FDIC Insurance Limit
Maturing in three months or less	$58,715
Maturing after three months through six months	44,021
Maturing after six months through twelve months	57,920
Maturing after twelve months	36,408
Total	$197,064

The following table provides additional detail on geographic concentrations of our deposits at December 31, 2020, 2019, and 2018 (in thousands):

Table 10: Geographic Concentration of Deposits

	December 31, 2020		December 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent	Amount	Percent
Washington	$7,058,404	56.2%	$5,861,809	58.3%	$5,674,328	59.9%
Oregon	2,604,908	20.7	2,006,163	20.0	1,891,145	20.0
California	2,237,949	17.8	1,698,289	16.9	1,434,033	15.1
Idaho	666,035	5.3	482,380	4.8	477,542	5.0
Total deposits	$12,567,296	100.0%	$10,048,641	100.0%	$9,477,048	100.0%

Borrowings.  The FHLB-Des Moines serves as our primary borrowing source.  To access funds, we are required to own a sufficient level of capital stock in the FHLB-Des Moines and may apply for advances on the security of such stock and certain of our mortgage loans and securities provided that certain creditworthiness standards have been met.  At December 31, 2020, we had $150.0 million of FHLB advances outstanding at a weighted average rate of 2.58%, a decrease of $300.0 million compared to a year earlier, as core deposits were used to fund a larger portion of the balance sheet.  Also, at December 31, 2020, we had an investment of $16.4 million in FHLB capital stock.  At that date, based on pledged collateral, Banner Bank had $2.28 billion of available credit capacity and Islanders Bank $32.5 million of available credit capacity with the FHLB-Des Moines.

The following table provides additional detail on our FHLB advances as of December 31, 2020 and 2019 (dollars in thousands):

Table 11:  FHLB Advances Outstanding

	December 31
	2020		2019		2018
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Maturing in one year or less	$100,000	2.51%	$300,000	1.84%	$540,000	2.64%
Maturing after one year through three years	50,000	2.72	150,000	2.58	—	—
Maturing after three years through five years	—	—	—	—	—	—
Maturing after five years	—	—	—	—	189	5.94
Total FHLB advances	$150,000	2.58%	$450,000	2.09%	$540,189	2.64%

At certain times the Federal Reserve Bank has also served as an important source of borrowings.  The Federal Reserve Bank provides credit based upon acceptable loan collateral, which includes certain loan types not eligible for pledging to the FHLB-Des Moines.  At December 31, 2020, based upon our available unencumbered collateral, Banner Bank was eligible to borrow $958.7 million from the Federal Reserve Bank, however, at that date we had no funds borrowed under this arrangement.

We also issue retail repurchase agreements to clients that are primarily related to client cash management accounts and in the past have borrowed funds through the use of secured wholesale repurchase agreements with securities brokers.  In each case, the repurchase agreements are generally due within 90 days.  At December 31, 2020, retail repurchase agreements totaled $184.8 million, had a weighted average rate of 0.22%, and were secured by pledges of certain mortgage-backed securities and agency securities.  Retail repurchase agreement balances, which are primarily associated with client sweep account arrangements, increased $66.3 million, from the 2019 year-end balance.  We had no borrowings under wholesale repurchase agreements at December 31, 2020 or December 31, 2019.

At December 31, 2020, we had an aggregate of $143.5 million, net of repayments, of Trust Preferred Securities (TPS).  This includes $120.0 million issued by us and $23.5 million acquired in our bank acquisitions. The junior subordinated debentures associated with the TPS have been recorded as liabilities on our Consolidated Statements of Financial Condition, although the TPS qualifies as Tier 1 capital for regulatory capital purposes.  The junior subordinated debentures are carried at fair value on our Consolidated Statements of Financial Condition and had an estimated fair value of $117.0 million at December 31, 2020.  At December 31, 2020, the TPS had a weighted average rate of 2.35%.  In addition, on June 30, 2020, Banner issued and sold in an underwritten offer $100.0 million of Subordinated Notes, resulting in net proceeds, after underwriting discounts and offering expenses, of $98.1 million. At December 31, 2020, the Subordinated Notes had a weighted average interest rate of 5.00%. The Subordinated Notes qualify as Tier 2 capital for regulatory capital purposes. See Note 11, Subordinated Debt and Mandatorily Redeemable Trust Preferred Securities, of the Notes to the Consolidated Financial Statements for additional information with respect to the TPS and Subordinated Notes.

Asset Quality.  Maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us. During 2020, we continued to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

Non-performing assets decreased to $36.5 million, or 0.24% of total assets, at December 31, 2020, from $40.5 million, or 0.32% of total assets, at December 31, 2019, and increased from $18.9 million, or 0.16% of total assets, at December 31, 2018.  At December 31, 2020, our allowance for credit losses was $167.3 million, or 470% of non-performing loans, compared to $100.6 million, or 254% of non-performing loans at December 31, 2019.  In addition to the allowance for credit losses - loans, the Company maintains an allowance for credit losses - unfunded loan commitments which was $13.3 million at December 31, 2020 compared to $2.7 million at December 31, 2019. We continue to believe our level of non-performing loans and assets is manageable and further believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

Loans are reported as troubled debit restructures (TDRs) when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  If anyTDR loan becomes delinquent or other matters call into question the borrower’s ability to repay full interest and principal in accordance with the restructured terms, the TDR loan would be reclassified as nonaccrual.  At December 31, 2020, we had $6.7 million of TDR loans currently performing under their restructured terms.

We are continuing to offer payment and financial relief programs for borrowers impacted by COVID-19. These programs include initial loan payment deferrals or interest-only payments for up to 90 days, waived late fees, and, on a more limited basis, waived interest and temporarily suspended foreclosure proceedings. Deferred loans are re-evaluated at the end of the initial deferral period and will either return to the original loan terms or may be eligible for an additional deferral period for up to 90 days. In addition, we have entered into payment forbearance agreements with other clients for periods of up to six months. At December 31, 2020, we had 158 loans totaling $75.4 million still on deferral. Of the loans still on deferral, 26 loans totaling $33.9 million have received a second deferral. Since these loans were performing loans that were current on their payments prior to the COVID-19 pandemic, these modifications are not considered to be troubled debt restructurings at December 31, 2020 pursuant to applicable accounting and regulatory guidance.

Prior to the implementation of Financial Instruments—Credit Losses (ASC 326) on January 1, 2020, loans acquired in merger transactions with deteriorated credit quality were accounted for as purchased credit-impaired pools. Typically, this would include loans that were considered non-performing or restructured as of the acquisition date. Accordingly, subsequent to acquisition, loans included in the purchased credit-impaired pools were not reported as non-performing loans based upon their individual performance status, so the loan categories of nonaccrual, impaired and 90 days past due and accruing did not include any purchased credit-impaired loans. Purchased credit-impaired loans were $15.9 million at December 31, 2019.

The following table sets forth information with respect to our non-performing assets and restructured loans, at the dates indicated (dollars in thousands):

Table 12:  Non-Performing Assets

	December 31
	2020	2019	2018
Nonaccrual loans: (1)
Secured by real estate:
Commercial	$18,199	$5,952	$4,088
Multifamily	—	85	—
Construction/land	936	1,905	3,188
One- to four-family	3,556	3,410	1,544
Commercial business	5,407	23,015	2,936
Agricultural business, including secured by farmland	1,743	661	1,751
Consumer	2,719	2,473	1,241
	32,560	37,501	14,748
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	—	89	—
Construction/land	—	332	—
One- to four-family	1,899	877	658
Commercial business	1,025	401	1
Consumer	130	398	247
	3,054	2,097	906
Total non-performing loans	35,614	39,598	15,654
REO assets held for sale, net (2)	816	814	2,611
Other repossessed assets held for sale, net	51	122	592
Total non-performing assets	$36,481	$40,534	$18,857
Total non-performing loans to net loans before allowance for credit losses/allowance for loan losses	0.36%	0.43%	0.18%
Total non-performing loans to total assets	0.24%	0.31%	0.13%
Total non-performing assets to total assets	0.24%	0.32%	0.16%
Total nonaccrual loans to net loans before allowance for credit losses	0.33%	0.40%	0.17%
TDR loans (3)	$6,673	$6,466	$13,422
Loans 30-89 days past due and on accrual (4)	$12,291	$20,178	$25,108

(1)    Includes $1.22 million of nonaccrual TDR loans as of December 31, 2020. For the year ended December 31, 2020, interest income was reduced by $1.5 million as a result of nonaccrual loan activity, which includes the reversal of $846,000 of accrued interest as of the date the loan was placed on nonaccrual. There was no interest income recognized on nonaccrual loans during the year ended December 31, 2020.
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
(4)    PCI loans are included at December 31, 2019 and December 31, 2018.

In addition to the non-performing loans as of December 31, 2020, we had other classified loans with an aggregate outstanding balance of $305.2 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

The following table presents the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade at the dates indicated (in thousands):

Table 13: Loans by Grade

	For the years ended December 31,
	2020	2019	2018

Pass	$9,494,147	$9,130,662	$8,557,839
Special Mention	36,598	61,189	31,162
Substandard	340,237	113,448	95,507
Doubtful	—	58	87
Total	$9,870,982	$9,305,357	$8,684,595

The increase in substandard loans during the year ended December 31, 2020 primarily reflects Banner Bank proactively downgrading loans in industries the most at risk due to COVID-19.

The following table presents the REO activity for the years ended December 31, 2020, 2019 and 2018 (in thousands):

Table 14: REO

	For the years ended December 31,
	2020	2019	2018
Balance, beginning of the period	$814	$2,611	$360
Additions from loan foreclosures	1,588	109	641
Additions from acquisitions	—	650	2,593
Proceeds from dispositions of REO	(2,360)	(2,588)	(838)
Gain on sale of REO	819	32	242
Valuation adjustments in period	(45)	—	(387)
Balance, end of period	$816	$814	$2,611

REO increased $2,000, to $816,000 at December 31, 2020 compared to $814,000 at December 31, 2019 and decreased compared to $2.6 million at December 31, 2018. The decrease during 2019 primarily reflects the sale of REO properties acquired in the Skagit Bank acquisition.

Non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.

Comparison of Results of Operations for the Years Ended December 31, 2020 and 2019

For the year ended December 31, 2020, our net income was $115.9 million, or $3.26 per diluted share, compared to net income of $146.3 million, or $4.18 per diluted share for the year ended December 31, 2019. Current year results were impacted by an increase in the provision for credit losses as a result of the COVID-19 pandemic, lower yields on earnings assets, decreased deposit fees and other service charges and increased non-interest expense these were partially offset by increased volume and gain on sale spreads on one- to four-family held for sale loans, growth in interest-earnings assets, driven by increases in core deposits and decreased funding costs. Our net income for the year ended December 31, 2020 included a provision for credit losses of $64.3 million, increased non-interest expense, including $3.5 million of COVID-19 related expenses and $2.1 million of merger and acquisition-related expenses, partially offset by increased non-interest income, including $51.6 million of mortgage banking income. Our results for the year ended December 31, 2019 included $7.5 million of merger and acquisition-related expenses. The results for year ended December 31, 2020 also included the operations acquired in the AltaPacific acquisition which closed in the fourth quarter of 2019 and reflect the impact of the COVID-19 pandemic resulting in a substantial reduction in business activity or the closing of businesses in all the western states Banner Bank operates.

Our operating results depend largely on our net interest income which increased by $12.4 million to $481.3 million, primarily reflecting an increase in the average balance of interest-earning assets, due to the origination of PPP loans and organic growth, as well as the AltaPacific acquisition, and a decrease in funding costs, partially offset by lower yields on interest-earning assets.  The increase in net interest income contributed to an increase of $29.1 million, or 5%, in revenue to $579.9 million for the year ended December 31, 2020, compared to $550.9 million for the year ended December 31, 2019. Our operating results for the year ended December 31, 2020 also reflected a $16.7 million increase in non-interest income primarily as a result of increased mortgage banking revenues due to increased volume and gain on sale spreads on one- to four-family held for sale loans. The decrease in deposit fees and other service charges is a result of our becoming subject to the Durbin Amendment on July 1, 2019, which reduced interchange fee income during the second half of 2019 compared to the full year of 2020 as well as fee waivers and reduced transaction deposit account activity since the start of the COVID-19 pandemic. Non-interest expense increased to $373.1 million for the year ended December 31, 2020 compared with $357.7 million for the year ended December 31, 2019, largely as a result of an increase in the provision for credit losses - unfunded commitments, higher salary and employee benefits due to additional staffing related to the operations acquired from the inclusion of the acquired AltaPacific operations for a full year and normal salary and wage adjustments, increased deposit insurance expense due to the receipt of an FDIC credit of $2.7 million during 2019 for previously paid deposit insurance premiums, and COVID-19 expenses, partially offset by increases in capitalized loan origination costs, decreased travel expenses and reduced merger and acquisition-related expenses.

Net Interest Income.  Net interest income before provision for credit losses increased by $12.4 million, or 3%, to $481.3 million for the year ended December 31, 2020, compared to $468.9 million one year earlier, as an increase in the average balance of interest-earning assets produced growth for this key source of revenue. The growth in the average balance of interest-earning assets reflects the origination of PPP loans and organic growth, as well as the AltaPacific acquisition. The net interest margin on a tax equivalent basis of 3.85% for the year ended December 31, 2020 was 50 basis points lower than the prior year. The net interest margin included seven basis points from acquisition accounting adjustments for both the years ended December 31, 2020 and 2019. The decrease in net interest margin compared to a year earlier primarily reflects lower yields on average interest-earning assets, partially offset by decreases in the cost of funding liabilities. The average yield on interest-earning assets of 4.15% for the year ended December 31, 2020 decreased 72 basis points compared to the prior year, largely due to the impact of decreases to the targeted Fed Funds Rate on floating rate loan yields indexed to prime and LIBOR rates and low loan yields on the PPP loan portfolio as well as excess deposit liquidity being invested in low yielding short term investments and interest bearing deposits. The Federal Reserve reduced the targeted Fed Funds Rate by 75 basis points during the second half of 2019 and an additional 150 basis points during first quarter of 2020 to a range of 0.00% to 0.25% at December 31, 2020.  Funding costs were also lower, as the average cost of funding liabilities increased by 24 basis points to 0.31% as compared to the prior year.  The decreases in the costs of funding liabilities compared to a year earlier were also largely due to the impact of decreases to the targeted Fed Funds Rate, although the pace of decline in the cost of funding liabilities typically lags the effect on the yield earned on interest-earning assets primarily because offer rates on interest bearing deposit accounts reprice more slowly than loans for a given change in market rates. As a result, the net interest spread decreased to 3.84% for the year ended December 31, 2020 compared to 4.32% for the prior year.

Interest Income.  Interest income for the year ended December 31, 2020 was $519.1 million, compared to $525.7 million for the prior year, a decrease of $6.5 million, or 1%.  The decrease in interest income occurred as a result of the decrease in the yield on interest-earning assets, partially offset by increases in the average balance of both loans and investment securities. The average balance of total interest-earning assets was $12.70 billion for the year ended December 31, 2020, an increase of $1.79 billion, or 16%, compared to $10.91 billion one year earlier. The yield on average interest-earning assets was 4.15% for the year ended December 31, 2020, compared to 4.87% for the year ended December 31, 2019. The decreased yield on interest-earning assets reflects decreases in the average yields on loans and securities and excess liquidity being invested in short term investments and interest bearing deposits. Average loan yields decreased 63 basis points to 4.66% for the year ended December 31, 2020 compared to 5.29% in the preceding year, reflecting the impact of lower interest rates over the last year as well as the impact of the low loan yields for the PPP loan portfolio. The acquisition accounting loan discount accretion and related balance sheet impact added ten basis points to the loan yield for the year ended December 31, 2020, compared to nine basis points for the year ended December 31, 2019.  Average loans receivable for the year ended December 31, 2020 increased $1.12 billion, or 12%, to $10.12 billion, compared to $9.00 billion for the prior year, principally as a result of the PPP loan program and AltaPacific acquisition.  Interest income on loans decreased by $5.1 million, or 1%, to $466.4 million for the year ended December 31, 2020, from $471.5 million for the prior year, reflecting the impact of the 63 basis point decrease in the average yield on total loans, partially offset by the $1.12 billion increase in average loan balances.

The combined average balance of mortgage-backed securities, other investment securities, equity securities, daily interest-bearing deposits and FHLB stock increased to $2.58 billion for the year ended December 31, 2020 (excluding the effect of fair value adjustments), compared to $1.91 billion for the year ended December 31, 2019, contributing to the $455,000 increase in interest and dividend income compared to the prior year.  The average yield on the combined portfolio decreased to 2.18% for the year ended December 31, 2020, from 2.92% for the prior year. For the year ended December 31, 2020, the average yield on mortgage-backed securities decreased 41 basis points to 2.42% compared to the prior year, while the yield on other securities decreased 34 basis points to 2.81% compared to the prior year. The decrease in yield reflects the overall decline in market interest rates as well as the investment of excess liquidity in a short term investments and interest bearing deposits.

Interest Expense.  Interest expense for the year ended December 31, 2020 was $37.8 million, compared to $56.8 million for the prior year, an increase of $18.9 million, or 33%.  The decrease in interest expense occurred as a result of a 24 basis point decrease in the average cost of all funding liabilities to 0.31% for the year ended December 31, 2020, compared to 0.55% for the year ended December 31, 2019, partially offset by a $1.86 billion, or 18%, increase in average funding liabilities.  The increase in average funding liabilities reflects increases in low costing core deposits, including non-interest-bearing deposits and interest-bearing transaction and savings accounts.

Deposit interest expense decreased $12.6 million, or 34%, to $25.0 million for the year ended December 31, 2020 compared to $37.6 million for the prior year as a result of a 17 basis point decrease in the average cost of deposits, partially offset by an $1.99 billion, or 21%, increase in the average balance of deposits.  Average deposit balances increased to $11.54 billion for the year ended December 31, 2020, from $9.54 billion for the year ended December 31, 2019, while the average rate paid on deposit balances decreased to 0.22% in the current year from

0.39% for the prior year.  The cost of interest-bearing deposits decreased by 27 basis points to 0.38% for the year ended December 31, 2020 compared to 0.65% in the prior year. The $1.18 billion increase in the average balance of non-interest-bearing accounts also contributed to the decrease in total deposit costs. The decrease in the cost of interest-bearing deposits between the periods was driven by market and competitive factors following decreases in the target Fed Funds Rate over the last year as well as a higher percentage of our interest-bearing deposits being lower costing core deposits.

Average total borrowings decreased to $607.4 million for the year end December 31, 2020, compared to $741.6 million for the prior year. The decrease in average total borrowings was largely due to a $262.7 million decrease in average FHLB advances. The decrease in average FHLB advances was partially offset by the previously mentioned issuance of the Subordinated Notes and an increase in average other borrowings due to increases in retail repurchase agreements primarily related to client cash management accounts. The average rate paid on total borrowings decreased 47 basis points to 2.11% from 2.58% reflecting the 102 basis point decrease in the average cost for our subordinated debt due to a decrease in the average cost of our junior subordinated debentures (which reprice every three months based on changes in the three-month LIBOR index) partially offset by the higher average cost of our Subordinated Notes and a 22 basis point decrease in the average cost of FHLB advances. The decrease in the average cost of total borrowings was the primary reason for the $6.3 million decrease in the related interest expense to $12.8 million for the year ended December 31, 2020, from $19.1 million in the prior year.

Table 15, Analysis of Net Interest Spread, presents, for the periods indicated, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities.  Average balances are computed using daily average balances.  (See the footnotes to the tables for more information on average balances.)

The following table provides an analysis of our net interest spread for the last three years (dollars in thousands):
Table 15: Analysis of Net Interest Spread

	Year Ended December 31, 2020			Year Ended December 31, 2019			Year Ended December 31, 2018
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Held for sale loans	$144,220	$5,482	3.80%	$126,086	$5,343	4.24%	$81,873	$3,926	4.80%
Mortgage loans	7,303,584	352,878	4.83	6,911,067	363,241	5.26	6,188,279	321,620	5.20
Commercial/agricultural loans	2,526,177	103,700	4.11	1,784,468	95,915	5.37	1,519,871	80,859	5.32
Consumer and other loans	147,827	9,208	6.23	176,373	11,230	6.37	149,184	9,575	6.42
Total loans(1)(3)	10,121,808	471,268	4.66	8,997,994	475,729	5.29	7,939,207	415,980	5.24
Mortgage-backed securities	1,330,355	32,188	2.42	1,368,927	38,809	2.83	1,247,758	35,076	2.81
Other securities	777,378	21,839	2.81	441,402	13,926	3.15	468,416	14,747	3.15
Equity securities	182,846	373	0.20	169	8	4.73	441	15	3.40
Interest-bearing deposits with banks	272,725	907	0.33	72,579	1,649	2.27	59,031	1,080	1.83
FHLB stock	18,952	947	5.00	29,509	1,407	4.77	20,496	774	3.78
Total investment securities (3)	2,582,256	56,254	2.18	1,912,586	55,799	2.92	1,796,142	51,692	2.88
Total interest-earning assets	12,704,064	527,522	4.15	10,910,580	531,528	4.87	9,735,349	467,672	4.80
Non-interest-earning assets	1,262,170			1,078,108			827,743
Total assets	$13,966,234			$11,988,688			$10,563,092
Deposits:
Interest-bearing checking accounts	$1,385,252	$1,479	0.11	$1,188,985	$2,224	0.19	$1,048,327	$1,200	0.11
Savings accounts	2,194,418	4,257	0.19	1,890,467	8,310	0.44	1,665,608	3,944	0.24
Money market accounts	1,996,870	6,275	0.31	1,534,909	10,693	0.70	1,421,161	4,107	0.29
Certificates of deposit	1,030,722	13,004	1.26	1,175,942	16,403	1.39	1,127,612	11,391	1.01
Total interest-bearing deposits	6,607,262	25,015	0.38	5,790,303	37,630	0.65	5,262,708	20,642	0.39
Non-interest-bearing deposits	4,929,768	—	—	3,751,878	—	—	3,411,010	—	—
Total deposits	11,537,030	25,015	0.22	9,542,181	37,630	0.39	8,673,718	20,642	0.24
Other interest-bearing liabilities:
FHLB advances	215,093	5,023	2.34	477,796	12,234	2.56	253,661	5,636	2.22
Other borrowings	193,862	603	0.31	122,343	330	0.27	108,730	245	0.23
Subordinated debt	198,490	7,204	3.63	141,504	6,574	4.65	140,212	6,136	4.38
Total borrowings	607,445	12,830	2.11	741,643	19,138	2.58	502,603	12,017	2.39
Total funding liabilities	12,144,475	37,845	0.31	10,283,824	56,768	0.55	9,176,321	32,659	0.36
Other non-interest-bearing liabilities (2)	197,422			164,318			79,901
Total liabilities	12,341,897			10,448,142			9,256,222
Shareholders’ equity	1,624,337			1,540,546			1,306,870
Total liabilities and shareholders’ equity	$13,966,234			$11,988,688			$10,563,092
Net interest income/rate spread (tax equivalent)		$489,677	3.84%		$474,760	4.32%		$435,013	4.44%
Net interest margin (tax equivalent)			3.85%			4.35%			4.47%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(8,376)			(5,841)			(4,025)
Net interest income and margin, as reported		$481,301	3.79%		$468,919	4.30%		$430,988	4.43%
Average interest-earning assets / average interest-bearing liabilities			176.09%			167.03%			168.86%
Average interest-earning assets / average funding liabilities			104.61%			106.09%			106.09%
(footnotes follow)

(1)Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due.  Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $4.9 million, $4.3 million, and $2.6 million for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $3.5 million, $1.6 million, and $1.4 million for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively.

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

Table 16:  Rate/Volume Analysis

	Year Ended December 31, 2020 Compared to Year Ended December 31, 2019 Increase (Decrease) in Income/Expense Due to			Year Ended December 31, 2019 Compared to Year Ended December 31, 2018 Increase (Decrease) in Income/Expense Due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Held for sale loans	$(348)	$487	$139	$(388)	$1,805	$1,417
Mortgage loans	(35,247)	24,884	(10,363)	3,926	37,695	41,621
Commercial/agricultural loans	(10,370)	18,155	7,785	765	14,291	15,056
Consumer and other loans	(242)	(1,780)	(2,022)	(71)	1,726	1,655
Total loans (1)(2)	(46,207)	41,746	(4,461)	4,232	55,517	59,749
Mortgage-backed securities	(5,480)	(1,141)	(6,621)	237	3,496	3,733
Other securities	(1,312)	9,225	7,913	8	(829)	(821)
Equity securities	—	365	365	12	(19)	(7)
Interest-bearing deposits with banks	336	(1,078)	(742)	291	278	569
FHLB stock	72	(532)	(460)	237	396	633
Total investment securities (2)	(6,384)	6,839	455	785	3,322	4,107
Total net change in interest income on interest-earning assets	(52,591)	48,585	(4,006)	5,017	58,839	63,856
Interest-bearing liabilities:
Interest-bearing checking accounts	(1,209)	464	(745)	880	144	1,024
Savings accounts	(5,786)	1,733	(4,053)	3,780	586	4,366
Money market accounts	(9,904)	5,486	(4,418)	6,284	302	6,586
Certificates of deposit	(1,447)	(1,952)	(3,399)	4,448	564	5,012
Total interest-bearing deposits	(18,346)	5,731	(12,615)	15,392	1,596	16,988
FHLB advances	(973)	(6,238)	(7,211)	969	5,629	6,598
Other borrowings	55	218	273	52	33	85
Subordinated debt	(748)	1,378	630	387	51	438
Total borrowings	(1,666)	(4,642)	(6,308)	1,408	5,713	7,121
Total net change in interest expense on interest-bearing liabilities	(20,012)	1,089	(18,923)	16,800	7,309	24,109
Net change in net interest income (tax equivalent)	$(32,579)	$47,496	$14,917	$(11,783)	$51,530	$39,747

(1)Includes loans accounted for on a nonaccrual basis and loans 90 days or more past due.  Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $4.9 million, $4.3 million, and $2.6 million for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $3.5 million, $1.6 million, and $1.4 million for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively.

Provision and Allowance for Credit Losses.  We recorded a $64.3 million provision for credit losses - loans in the year ended December 31, 2020, compared to a $10.0 million provision recorded in 2019. As discussed in the “Summary of Critical Accounting Policies” section above and in Note 1 of the Notes to the Consolidated Financial Statements, the provision and allowance for credit losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.

The provision for credit losses - loans reflects the amount required to maintain the allowance for credit losses - loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. The increased provisions for loan credit losses for the current year primarily reflects expected lifetime credit losses based upon current economic conditions, as well as the impact of COVID-19 on the economic indicators included in our reasonable and supportable forecast as of December 31, 2020. In addition, the current year provision for credit losses also reflects risk rating downgrades on loans that are considered at heightened risk due to the COVID-19 pandemic. In addition, the change for the year ended December 31, 2020 included a $7.8 million increase related to the adoption of CECL. Future assessments of the expected credit losses will not only be impacted by changes to the reasonable and supportable forecast, but will also include an updated assessment of qualitative factors, as well as consideration of any required changes in the reasonable and supportable forecast reversion period. No allowance for credit losses-loans was recorded on the $1.04 billion balance of PPP loans at December 31, 2020 as these loans are fully guaranteed by the SBA.

We recorded net charge-offs of $5.4 million for the year ended December 31, 2020, compared to net charge-offs of $5.9 million for the prior year. Non-performing loans decreased by $4.0 million during the year to $35.6 million at December 31, 2020, compared to $39.6 million at December 31, 2019.  A comparison of the allowance for credit losses - loans at December 31, 2020 and 2019 reflects an increase of $66.7 million, or 66%, to $167.3 million at December 31, 2020, from $100.6 million at December 31, 2019.  The allowance for credit losses - loans as a percentage of total loans (loans receivable excluding allowance for credit losses) increased to 1.69% at December 31, 2020, compared to 1.08% at December 31, 2019.  The increase in the allowance for credit losses - loans as a percentage of loans reflects the adoption of Financial Instruments - Credit Losses (ASC 326) as well as the increased provision for credit losses - loans recorded during the year ended December 31 31, 2020, primarily as the result of forecasted credit deterioration due to the COVID-19 pandemic.

The following table sets forth an analysis of our allowance for credit losses - loans for the periods indicated (dollars in thousands):

Table 17:  Changes in Allowance for Credit Losses - Loans

	Years Ended December 31
	2020	2019	2018
Balance, beginning of period	$100,559	$96,485	$89,028
Beginning balance adjustment for adoption of ASC 326	7,812	—	—
Provision	64,285	10,000	8,500
Recoveries of loans previously charged off:
Commercial real estate	275	476	1,646
Construction and land	105	208	213
One- to four-family real estate	467	561	750
Commercial business	3,265	625	1,049
Agricultural business, including secured by farmland	1,823	47	64
Consumer	328	548	366
	6,263	2,465	4,088
Loans charged off:
Commercial real estate	(1,854)	(1,138)	(401)
Construction and land	(100)	(45)	(479)
One- to four-family real estate	(136)	(86)	(43)
Commercial business	(7,253)	(4,171)	(2,051)
Agricultural business, including secured by farmland	(591)	(911)	(756)
Consumer	(1,640)	(2,040)	(1,401)
	(11,640)	(8,391)	(5,131)
Net charge-offs	(5,377)	(5,926)	(1,043)
Balance, end of period	$167,279	$100,559	$96,485
Allowance for credit losses - loans as a percent of total loans	1.69%	1.08%	1.11%
Net loan charge-offs as a percent of average outstanding loans during the period	(0.05)%	(0.07)%	(0.01)%
Allowance for credit losses - loans as a percent of non-performing loans	470%	254%	616%
Allowance for credit losses - loans as a percent of nonaccrual loans	514%	268%	654%

The following table sets forth the breakdown of the allowance for credit losses - loans by loan category at the dates indicated (dollars in thousands):

Table 18:  Allocation of Allowance for Credit Losses - Loans

	December 31
	2020		2019		2018
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Allowance for credit losses - loans:
Commercial real estate	$57,791	36.5%	$30,591	41.8%	$27,132	41.0%
Multifamily real estate	3,893	4.4	4,754	5.1	3,818	4.2
Construction and land	41,295	13.0	22,994	12.6	24,442	12.8
One-to-four-family real estate	9,913	7.3	4,136	10.1	4,714	11.2
Commercial business	35,007	29.6	23,370	18.2	19,438	17.1
Agricultural business, including secured by farmland	4,914	3.0	4,120	4.0	3,778	4.7
Consumer	14,466	6.2	8,202	8.2	7,972	9.0
Total allocated	167,279		98,167		91,294
Unallocated	—	n/a	2,392	n/a	5,191	n/a
Total allowance for credit losses - loans	$167,279	100.0%	$100,559	100.0%	$96,485	100.0%

The allowance for credit losses - unfunded loan commitments was $13.3 million at December 31, 2020 compared to $2.7 million at December 31, 2019. The increase in the allowance for credit losses - unfunded loan commitments reflects the adoption of Financial Instruments - Credit Losses (ASC 326) as well as the increased provision for credit losses - unfunded loan commitments recorded during year ended December 31, 2020. During the year ended December 31, 2020, we recorded a provision for credit losses - unfunded loan commitments of $3.6 million, compared to no provision for loan losses - unfunded loan commitments during the prior year. The provision for loan credit losses - unfunded loan commitments for the year ended December 31, 2020 was primarily due to the economic impacts of COVID-19 as well as forecasted changes to economic indicators in our reasonable and supportable forecast.

The following table sets forth an analysis of our allowance for credit losses - unfunded loan commitments for the periods indicated (dollars in thousands):

Table 19:  Changes in Allowance for Credit Losses - Unfunded Loan Commitments

	Years Ended, December 31,
	2020	2019	2018

Balance, beginning of period	$2,716	$2,599	$2,449
Beginning balance adjustment for adoption of ASC 326	7,022	—	—
Provision/recapture for credit losses - unfunded loan commitments	3,559	—	—
Additions through acquisitions	—	117	150
Balance, end of period	$13,297	$2,716	$2,599

Non-interest Income. The following table presents the key components of non-interest income for the years ended December 31, 2019, 2019, 2018 (dollars in thousands):

Table 20: Non-interest Income

	2020 compared to 2019				2019 compared to 2018
	2020	2019	Change Amount	Change Percent	2019	2018	Change Amount	Change Percent
Deposit fees and other service charges	$34,384	$46,632	$(12,248)	(26.3)%	$46,632	$48,074	$(1,442)	(3.0)%
Mortgage banking operations	51,581	22,215	29,366	132.2%	22,215	21,343	872	4.1%
Bank owned life insurance	5,972	4,645	1,327	28.6%	4,645	4,505	140	3.1%
Miscellaneous	6,323	8,624	(2,301)	(26.7)%	8,624	7,133	1,491	20.9%
	98,260	82,116	16,144	19.7%	82,116	81,055	1,061	1.3%
Net gain (loss) on sale of securities	1,012	33	979	nm	33	(837)	870	(103.9)%
Net change in valuation of financial instruments carried at fair value	(656)	(208)	(448)	215.4%	(208)	3,775	(3,983)	(105.5)%
Total non-interest income	$98,616	$81,941	$16,675	20.4%	$81,941	$83,993	$(2,052)	(2.4)%

Non-interest income increased $16.7 million, or 20%, to $98.6 million for the year ended December 31, 2020, compared to $81.9 million for the year ended December 31, 2019.  This increase was primarily due an increase in income from mortgage banking operations, partially offset a decrease in deposit fees and other service charges and miscellaneous income.  Income from deposit fees and other service charges decreased by $12.2 million, or 26%, to $34.4 million for the year ended December 31, 2020, compared to $46.6 million for the prior year as a result of reduced transaction deposit account activity since the start of the COVID-19 pandemic as well as fee waivers in response to the COVID-19 pandemic primarily in the second quarter of 2020. In addition, interchange fee income decreased as we were subject to the Durbin Amendment for the full year 2020 compared to only the second half of 2019. Mortgage banking income, including gains on one- to four-family and multifamily loan sales and loan servicing fees, increased by $29.4 million to $51.6 million for the year ended December 31, 2020, compared to $22.2 million in the prior year. Sales of one- to four-family loans held for sale for the year ended December 31, 2020 resulted in gains of $50.1 million, compared to $18.0 million for the year ended December 31, 2019. In addition, for the year ended December 31, 2020, mortgage banking income included $1.8 million of gains on the sale of multifamily loans, compared to $2.4 million for the year ended December 31, 2019. The higher mortgage banking income reflected increased loan production of one- to four-family held-for-sale loans primarily related to refinance activity as well as an increase in the gain on sale spreads on one- to four-family held for sale loans during the current year. The increase in bank owned life insurance income for year ended December 31, 2020 compared to the prior year was due to a death benefit payment. The $2.3 million decrease in miscellaneous income was primarily driven by lower gains on the sales of SBA loans as well as an increase in losses related to the disposition of assets related to branch consolidation activity.

Securities sales for the year ended December 31, 2020 resulted in a gain of $1.0 million, primarily as a result of the gain recognized on the sale of Visa Class B shares held by us, compared to a $33,000 gain for securities sold for the year ended December 31, 2019. For the year ended December 31, 2020, we recorded a net loss of $656,000 for changes in the valuation of financial instruments carried at fair value, compared to a net loss of $208,000 for the year ended December 31, 2019.

Non-interest Expense.  The following table represents key elements of non-interest expense for the years ended December 31, 2020, 2019, 2018 (dollars in thousands).

Table 21: Non-interest Expense

	2020 compared to 2019				2019 compared to 2018
	2020	2019	Change Amount	Change Percent	2019	2018	Change Amount	Change Percent
Salary and employee benefits	$245,400	$226,409	$18,991	8.4%	$226,409	$202,613	$23,796	11.7%
Less capitalized loan origination costs	(34,848)	(28,934)	(5,914)	20.4%	(28,934)	(17,925)	(11,009)	61.4%
Occupancy and equipment	53,362	52,390	972	1.9%	52,390	49,215	3,175	6.5%
Information/computer data services	24,386	22,458	1,928	8.6%	22,458	18,823	3,635	19.3%
Payment and card processing expenses	16,095	16,993	(898)	(5.3)%	16,993	15,412	1,581	10.3%
Professional and legal expenses	12,093	9,736	2,357	24.2%	9,736	17,945	(8,209)	(45.7)%
Advertising and marketing	6,412	7,836	(1,424)	(18.2)%	7,836	8,346	(510)	(6.1)%
Deposit insurance	6,516	2,840	3,676	129.4%	2,840	4,446	(1,606)	(36.1)%
State/Municipal business and use taxes	4,355	3,880	475	12.2%	3,880	3,284	596	18.1%
REO operations	(190)	303	(493)	(162.7)%	303	804	(501)	(62.3)%
Amortization of core deposit intangibles	7,732	8,151	(419)	(5.1)%	8,151	6,047	2,104	34.8%
Provision for credit losses - unfunded loan commitments	3,559	—	3,559	nm	—	—	—	nm
Miscellaneous	22,712	28,122	(5,410)	(19.2)%	28,122	26,754	1,368	5.1%
	$367,584	$350,184	$17,400	5.0%	$350,184	$335,764	$14,420	4.3%
COVID-19 expenses	3,502	—	3,502	nm	—	—	—	nm
Merger and acquisition-related costs	2,062	7,544	(5,482)	(72.7)%	7,544	5,607	1,937	34.5%
Total non-interest expense	$373,148	$357,728	$15,420	4.3%	$357,728	$341,371	$16,357	4.8%

Non-interest expense for the year ended December 31, 2020 was $373.1 million, an increase of $15.4 million, or 4%, as compared to the same period in 2019. The increase was primarily due to increases in salaries and employee benefits expenses, deposit insurance expenses, and provision for credit losses – unfunded loan commitments, partially offset by increases in capitalized loan origination costs and decreases in merger and acquisition-related costs. In addition, the year ended December 31, 2020 included $3.5 million of COVID-19 expenses. We expect to see COVID-19 expenses continue throughout the duration of the current pandemic.

Salary and employee benefits expenses increased $19.0 million to $245.4 million for the year ended December 31, 2020 from $226.4 million for the year ended December 31, 2019, primarily reflecting additional staffing related to the operations acquired from the acquisition of AltaPacific on November 1, 2019, as well as normal salary and wage adjustments. Capitalized loan origination costs increased $5.9 million for the year ended December 31, 2020, compared to the prior year, reflecting the increase in loan originations, primarily PPP loans. Occupancy and equipment expenses increased $1.0 million, or 2%, to $53.4 million in 2020, compared to $52.4 million in 2019, primarily reflecting the operations acquired from the AltaPacific acquisition. Information and computer data services expense increased $1.9 million, or 9%, to $24.4 million in the current year, compared to $22.5 million in the prior year, reflecting incremental costs as the Company continued to grow. Professional and legal expense increased $2.4 million to $12.1 million for the year ended December 31, 2020 from $9.7 million for the year ended December 31, 2019 due to a $2.5 million accrual related to pending litigation. Advertising and marketing expenses decreased $1.4 million to $6.4 million for the year ended December 31, 2020 from $7.8 million for the year ended December 31, 2019, reflecting curtailment of direct mail and marketing campaigns in response to the COVID-19 pandemic. The provision for credit losses - unfunded loan commitments increased $3.6 million for the year ended December 31, 2019, compared to the prior year, primarily due to the economic impacts of COVID-19. Deposit insurance expense increased $3.7 million for the year ended December 31, 2020, compared to the same period in 2019 as the result of a credit of $2.7 million recognized in 2019 for previously paid deposit insurance premiums. REO operations for the year ended December 31, 2020 resulted in $190,000 of benefit, compared to $303,000 of expense in the prior year as we realized gains on the sale of REO. There were $2.1 million of merger and acquisition-related costs added to non-interest expense in the current year, compared to $7.5 million in the year ended December 31, 2019. Miscellaneous expenses decreased $5.4 million for the year ended December 31, 2020, compared to the prior year, reflecting a reduction in employee travel, conferences and training expenses.
Income Taxes. For the year ended December 31, 2020, we recognized $26.5 million in income tax expense for an effective rate of 18.6%, which reflects our statutory tax rate reduced by the effect of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting. Our blended federal and state statutory income tax rate is 23.7%, representing a blend of the statutory federal income tax rate of 21.0% and apportioned effects of the state and local jurisdictions where we do business. For the year ended December 31, 2019, we recognized $36.9 million in income tax expense for an effective tax rate of 20.1%. For more information on income taxes and deferred taxes, see Note 12 of the Notes to the Consolidated Financial Statements.

Comparison of Results of Operations for the Years Ended December 31, 2019 and 2018

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.
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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to clients than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a substantial portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of December 31, 2020, our loans with interest rate floors totaled approximately $3.10 billion and had a weighted average floor rate of 4.40% compared to a current average note rate of 4.61%.  The Company actively manages its exposure to interest rate risk through on-going adjustments to the mix of interest earning assets and funding sources that affect the repricing speeds of loans, investments, interest-bearing deposits and borrowings.

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

The following table sets forth as of December 31, 2020, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

Table 23: Interest Rate Risk Indicators

	December 31, 2020
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$46,775	9.9%	$127,122	13.6%	$(61,585)	(2.9)%
+300	44,065	9.3	118,584	12.7	10,878	0.5
+200	35,082	7.4	94,784	10.2	84,030	4.0
+100	20,355	4.3	55,467	6.0	99,728	4.7
0	—	—	—	—	—	—
-25	(4,307)	(0.9)	(12,334)	(1.3)	(43,328)	(2.0)

(1)Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.  The current targeted federal funds rate is between 0.00% and 0.25%.

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

Table 23, Interest Sensitivity Gap, presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 2020.  The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At December 31, 2020, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $4.84 billion, representing a one-year cumulative gap to total assets ratio of 32.19%.

Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible. Management believes that our current level of interest rate risk is reasonable.

The following table provides a GAP analysis as of December 31, 2020 (dollars in thousands):

Table 24:  Interest Sensitivity Gap

	December 31, 2020
	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$765,940	$84,610	$119,661	$31,614	$11,498	$359	$1,013,682
Fixed-rate mortgage loans	387,853	271,651	797,713	434,404	356,180	26,089	2,273,890
Adjustable-rate mortgage loans	1,289,515	460,939	1,163,508	569,557	89,080	6	3,572,605
Fixed-rate mortgage-backed securities	179,879	184,215	375,464	211,467	421,623	71,877	1,444,525
Adjustable-rate mortgage-backed securities	213,309	6,127	28,833	4,444	2,281	—	254,994
Fixed-rate commercial/agricultural loans	356,937	329,152	816,783	124,697	94,637	26,622	1,748,828
Adjustable-rate commercial/agricultural loans	734,958	31,473	78,780	39,508	12,574	—	897,293
Consumer and other loans	475,764	30,365	46,385	15,700	15,840	31,794	615,848
Investment securities and interest-earning deposits	1,176,780	33,892	64,559	141,645	348,864	120,040	1,885,780
Total rate sensitive assets	5,580,935	1,432,424	3,491,686	1,573,036	1,352,577	276,787	13,707,445
Interest-bearing liabilities: (2)
Interest-bearing checking accounts	250,888	170,374	549,150	388,127	553,407	486,534	2,398,480
Regular savings	166,285	63,975	225,613	186,046	338,723	588,794	1,569,436
Money market deposit accounts	244,947	144,367	477,690	350,608	521,213	452,312	2,191,137
Certificates of deposit	431,100	270,140	188,663	23,467	2,008	—	915,378
FHLB advances	50,000	50,000	50,000	—	—	—	150,000
Subordinated notes	—	—	—	100,000	—	—	100,000
Junior subordinated debentures	147,944	—	—	—	—	—	147,944
Retail repurchase agreements	184,785	—	—	—	—	—	184,785
Total rate sensitive liabilities	1,475,949	698,856	1,491,116	1,048,248	1,415,351	1,527,640	7,657,160
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$4,104,986	$733,568	$2,000,570	$524,788	$(62,774)	$(1,250,853)	$6,050,285
Cumulative excess of interest-sensitive assets	$4,104,986	$4,838,554	$6,839,124	$7,363,912	$7,301,138	$6,050,285	$6,050,285
Cumulative ratio of interest-earning assets to interest-bearing liabilities	378.13%	322.48%	286.56%	256.21%	219.11%	179.01%	179.01%
Interest sensitivity gap to total assets	27.31%	4.88%	13.31%	3.49%	(0.42)%	(8.32)%	40.25%
Ratio of cumulative gap to total assets	27.31%	32.19%	45.50%	48.99%	48.57%	40.25%	40.25%

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
(2)    Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest-bearing checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(279,661), or (1.86)% of total assets at December 31, 2020.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits that are included in the average balance calculations reflected in Table 15, Analysis of Net Interest Spread.

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the years ended December 31, 2020, 2019 and 2018, our loan originations exceeded our loan repayments by $2.02 billion, $1.40 billion and $1.31 billion, respectively.  During those periods we purchased loans of $2.5 million, $9.8 million and $33.7 million, respectively. This activity was funded primarily by increased core deposits and the sale of loans in 2020 and by principal repayment and maturities of securities in 2019. During the years ended December 31, 2020, 2019 and 2018, we sold $1.49 billion, $1.10 billion, and $791.7 million, respectively, of loans.  Securities purchased during the years ended December 31, 2020, 2019 and 2018 totaled $1.58 billion, $332.4 million, and $923.6 million, respectively, and securities repayments, maturities and sales in those periods were $659.1 million, $458.6 million, and $421.3 million, respectively.

Our primary financing activity is gathering deposits. Our deposits increased by $2.52 billion during the year ended December 31, 2020, as core deposits increased by $2.72 billion and certificates of deposits, primarily brokered deposits, decreased by $205.1 million. The increase in total deposits during 2020 was due primarily to PPP loan funds deposited into client accounts, fiscal stimulus payments, and an increase in average deposit account balances due to an increase in general client liquidity due to reduced business investment and consumer spending.  At December 31, 2020, core deposits totaled $11.65 billion, or 93% of total deposits, compared with $8.93 billion, or 89% of total deposits at December 31, 2019, and $8.16 billion, or 86% of total deposits at December 31, 2018. Certificates of deposit are generally more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time. At December 31, 2020, certificates of deposit amounted to $915.3 million, or 7% of our total deposits, including $701.5 million which were scheduled to mature within one year.  Certificates of deposit decreased from 11% of our total deposits at December 31, 2019, due to the decrease in brokered certificates of deposit and were 14% of total deposits at December 31, 2018.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature.

FHLB advances (excluding fair value adjustments) decreased $300.0 million for the year ended December 31, 2020, after decreasing $90.2 million for the year ended December 31, 2019.  Other borrowings at December 31, 2020 increased $66.3 million to $184.8 million following a decrease of $521,000 in 2019.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities.  During the years ended December 31, 2020, 2019 and 2018, we used our sources of funds primarily to fund loan commitments and purchase securities.  At December 31, 2020, we had outstanding commitments to extend credit, originate loans and for letters of credit totaling $3.54 billion.  While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB-Des Moines, which provided for advances that in the aggregate would equal the lesser of 45% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock) and 45% of Islanders Bank’s assets or adjusted qualifying collateral.  At December 31, 2020, under these credit facilities based on pledged collateral, Banner Bank had $2.28 billion of available credit capacity and Islanders Bank $32.5 million of available credit capacity.  Advances under these credit facilities (excluding fair value adjustments) totaled $150.0 million at December 31, 2020.  In addition, Banner Bank has been approved for participation in the FRBSF’s Borrower-In-Custody (BIC) program.  Under this program, based on pledged collateral, Banner Bank had available lines of credit of approximately $958.7 million as of December 31, 2020, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans. We had no funds borrowed from the FRBSF at December 31, 2020 or 2019. At December 31, 2020, Banner Bank also had uncommitted federal funds line of credit agreements with other financial institutions totaling $125.0 million, while Islanders Bank had an uncommitted federal funds line of credit agreement with another financial institution totaling $5.0 million. No balances were outstanding under these agreements as of December 31, 2020. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage. Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements. Additionally, the Federal Reserve recently established the Paycheck Protection Program Liquidity Facility (PPPLF) to bolster the effectiveness of the PPP. As of December 31, 2020, Banner Bank was approved to utilize the PPPLF. Banner Bank may utilize the PPPLF pursuant to which it will pledge PPP loans at face value as collateral to obtain FRB non-recourse advances. Banner Bank utilized and repaid outstanding advances from the PPPLF during the year ended December 31, 2020. There were no borrowings outstanding under this program during the quarter ended December 31, 2020.

Banner Corporation is a separate legal entity from the Banks and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner’s primary sources of funds consist of capital raised through dividends or capital distributions from the Banks, although there are regulatory restrictions on the ability of the Banks to pay dividends. At December 31, 2020, Banner Corporation (on an unconsolidated basis) had liquid assets of $131.6 million. On June 30, 2020, Banner issued and sold in an underwritten offering of the Subordinated Notes, resulting in net proceeds, after underwriting discounts and offering expenses, of $98.1 million. The Subordinated Notes qualify as Tier 2 capital for regulatory capital purposes.

As noted below, Banner Corporation and its subsidiary banks continued to maintain capital levels in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards. During the year ended December 31, 2020, total equity increased $72.2 million to $1.67 billion. At December 31, 2020, tangible common shareholders’ equity, which excludes goodwill and other intangible assets, was $1.27 billion, or 8.69% of tangible assets. See the discussion and reconciliation of non-GAAP financial information above in the Executive Overview section of this Management’s Discussion and Analysis of Financial Condition and Results of Operation for more detailed information with respect to tangible common shareholders’ equity. Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  In addition to the minimum capital ratios, the Banks have to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At December 31, 2020, Banner Corporation and the Banks each exceeded all current regulatory capital requirements and the fully phased-in capital conservation buffer requirement.

The following table shows the regulatory capital ratios of Banner Corporation and its subsidiaries, Banner Bank and Islanders Bank, as of December 31, 2020.

Table 25:  Regulatory Capital Ratios

Capital Ratios	Banner Corporation	Banner Bank	Islanders Bank
Total capital to risk-weighted assets	14.73%	13.39%	15.65%
Tier 1 capital to risk-weighted assets	12.56	12.14	14.39
Tier 1 capital to average leverage assets	9.50	9.22	7.87
Tier 1 common equity to risk-weighted assets	11.25	12.14	14.39

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

Contractual Obligations

The following table shows the obligations of Banner Corporation and its subsidiaries as of December 31, 2020 by maturity (in thousands):

Table 26: Contractual Obligations

	One Year or Less	After One to Three Years	After Three to Five Years	After Five Years	Total
Advances from Federal Home Loan Bank	$100,000	$50,000	$—	$—	$150,000
Subordinated notes	—	—	—	100,000	100,000
Junior subordinated debentures	—	—	—	147,944	147,944
Repurchase agreements	184,785	—	—	—	184,785
Certificates of Deposit	701,473	188,384	23,455	2,008	915,320
Operating lease obligations	16,020	23,151	13,973	12,217	65,361
Purchase obligation	28,553	25,612	4,660	123	58,948
Total	$1,030,831	$287,147	$42,088	$262,292	$1,622,358

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

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Controls Over Financial Reporting:  For the year ended December 31, 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the adoption of internal controls over financial reporting due to the implementation of FASB ASU 2016-13, Financial Instruments: Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, as amended and commonly referred to as CECL.

Management’s Annual Report on Internal Control over Financial Reporting:  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2020.

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

Code of Ethics

The Board of Directors has adopted a Code of Ethics and Business Conduct for our directors, officers (including its senior financial officers), and employees.  The Code of Ethics and Business Conduct was most recently approved by the Board of Directors on July 28, 2020; and the Code of Ethics and Business Conduct is reviewed by the Board on an annual basis.  The Code of Ethics and Business Conduct requires our officers, directors, and employees to maintain the highest standards of professional conduct.  A copy of the Code of Ethics and Business Conduct in substantially its current form was filed as an exhibit with Form 8-K on September 1, 2020 and is available without charge, upon request to Investor Relations, Banner Corporation, P.O. Box 907, Walla Walla, WA 99362.  The Code is also available on Banner’s website at www.bannerbank.com.

Whistleblower Program and Protections

We subscribe to the Ethicspoint reporting system and encourage employees, clients, and vendors to call the Ethicspoint hotline at 1-866-ETHICSP (384-4277) or visit its website at www.Ethicspoint.com to report any concerns regarding financial statement disclosures, accounting, internal controls, or auditing matters.  We will not retaliate against any of our officers or employees who raise legitimate concerns or questions about an ethics matter or a suspected accounting, internal control, financial reporting, or auditing discrepancy or otherwise assists in investigations regarding conduct that the employee reasonably believes to be a violation of Federal Securities Laws or any rule or regulation of the SEC, federal securities laws relating to fraud against shareholders or violations of applicable banking laws.  Non-retaliation against employees is fundamental to our Code of Ethics and there are strong legal protections for those who, in good faith, raise an ethical concern or a complaint about their employer.

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

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the proxy statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

(b) Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the proxy statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

(c) Change in Control

Banner Corporation is not aware of any arrangements, including any pledge by any person of securities of Banner Corporation, the operation of which may at a subsequent date result in a change in control of Banner Corporation.

(d) Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that provide for the award of securities or the grant of options to purchase securities to employees and directors of Banner Corporation and its subsidiaries that were in effect at December 31, 2020:

	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options or vesting of outstanding restricted stock and unit grants	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)
Equity compensation plans approved by security holders
2012 Restricted Stock and Incentive Bonus Plan	—	n/a	30,189
2014 Omnibus Incentive Plan	225,592	n/a	198,323
2018 Omnibus Incentive Plan	352,544	n/a	547,456
	578,136		775,968
Equity compensation plans not approved by security holders	—		—
Total	578,136		775,968

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
See Index to Consolidated Financial Statements on page 88.
	(2)	Financial Statement Schedules
All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto or in Part 1, Item 1.
	(3)	Exhibits
See Index of Exhibits on page 161.
(b)		Exhibits
See Index of Exhibits on page 161.

Item 16 - Form 10-K Summary.

None.

Electronic Signatures

Please note that electronic signatures are now allowed due to the November 2020 amendments to Rule 302(b) of Regulation S-T. Rule 302(b) of Regulation S-T, as amended, permits a signatory to an electronic filing to electronically sign the document, provided that the signatory follows certain procedures and the electronic signature meets certain requirements specified in the EDGAR Filer Manual. Pursuant to the amended EDGAR Filer Manual, the process by which a signatory sign an authentication document using an electronic signature must meet, at a minimum, the following:

•    Require the signatory to present a physical, logical, or digital credential authenticating their individual identity;
•    Reasonably provide a method for the non-repudiation of the signature;
•    Require that the signature be attached, affixed, or otherwise logically associated with the signature page or document being signed; and
•    Provide a time stamp of the date and time of the signature to ensure it occurred before or at the time of the electronic filing.

The amendments also include a new Rule 302(b)(2) that requires a signatory—before using an electronic signature on an authentication document—to manually sign an attestation indicating his or her agreement that the use of an electronic signature on an authentication document is legally equal to a manual signature. This manually signed attestation must be maintained by the filer for the period of time that the signatory uses an electronic signature to sign an authentication document and for seven years after the most recently dated electronically signed authentication document.

Regarding the initial electronic signature authentication document, we believe the following language is sufficient to satisfy the requirements of Rule 302(b), as amended:

The undersigned signatory attests and agrees that the use of an electronic signature in any authentication document that includes the undersigned signatory’s typed, conformed signature, and that is filed with or furnished to the Securities and Exchange Commission by or on behalf of the undersigned signatory, Banner Corporation or any of its affiliates, constitutes the legal equivalent of the undersigned signatory’s manual signature for purposes of authenticating the undersigned signatory’s signature to any filing or submission for which it is provided.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banner Corporation

Date: February 23, 2021	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark J. Grescovich	/s/ Peter J. Conner
Mark J. Grescovich	Peter J. Conner
President and Chief Executive Officer; Director	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
Date: February 23, 2021	Date: February 23, 2021

/s/ John R. Layman	/s/ David I. Matson
John R. Layman	David I. Matson
Director	Director
Date: February 23, 2021	Date: February 23, 2021

/s/ Connie R. Collingsworth	/s/ Merline Saintil
Connie R. Collingsworth	Merline Saintil
Director	Director
Date: February 23, 2021	Date: February 23, 2021

/s/ Brent A. Orrico	/s/ David A. Klaue
Brent A. Orrico	David A. Klaue
Chairman of the Board	Director
Date: February 23, 2021	Date: February 23, 2021

/s/ Terry Schwakopf	/s/ Kevin F. Riordan
Terry Schwakopf	Kevin F. Riordan
Director	Director
Date: February 23, 2021	Date: February 23, 2021

/s/ Roberto R. Herencia
Roberto R. Herencia
Director
Date: February 23, 2021

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BANNER CORPORATION AND SUBSIDIARIES
(Item 8 and Item 15(a)(1))

February 23, 2021

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

Mark J. Grescovich, Chief Executive Officer
Peter J. Conner, Chief Financial Officer

Management Report on Internal Control over Financial Reporting

February 23, 2021

The management of Banner Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:
Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with the authorizations of management and directors of the Company; and
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -

Integrated Framework (2013). Based on this assessment and those criteria, management believes that, as of December 31, 2020, the Company maintained effective internal control over financial reporting.
The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements that are included in this annual report and the effectiveness of our internal control over financial reporting as of December 31, 2020 and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8. The audit report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Banner Corporation and Subsidiaries

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Banner Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, on January 1, 2020, the Company adopted ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” applicable to financial assets measured at amortized cost including loan receivables and held to maturity debt securities.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

As described in Notes 1 and 5 to the consolidated financial statements, the balance of the Company’s consolidated allowance for credit losses – loans was $167.3 million at December 31, 2020. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of financial assets to present the net carrying value at the amount expected to be collected on such financial assets. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. The allowance for credit losses is maintained at a level sufficient to provide for expected credit losses over the life of the loan based on evaluating historical credit loss experience and making adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio. These factors include, among others, changes in the size and composition of the loan portfolio, differences in underwriting standards, delinquency rates, actual loss experience and current economic conditions. Management also considers qualitative, forecasted economic conditions and environmental factors for each loan category to adjust for differences between the historical periods used to calculate historical loss rates and expected conditions over the remaining lives of the loans in the portfolio.
We identified the estimation and application of forecasted economic conditions used in the allowance for credit losses – loans as a critical audit matter. The economic forecast component of the allowance for credit losses is used to compare the conditions that existed during the historical period to current conditions and future expectations, and to make adjustments to the historical data accordingly. Auditing management’s judgments regarding the estimation of forecasted economic conditions and the method by which management applied these forecasts to the allowance for credit losses involved a high degree of subjectivity and complexity.

The primary procedures we performed to address this critical audit matter included:
•Testing the design, implementation, and operating effectiveness of controls relating to management’s calculation of the allowance for credit losses, including controls over the determination of the forecasted economic conditions used.
•Obtaining management’s analysis and supporting documentation related to the forecasted economic conditions, and testing whether the forecasts used in the calculation of the allowance for credit losses are reasonable and supportable based on the analysis provided by management.
•Testing the appropriateness of the methodology and assumptions used in the calculation of the allowance for credit losses, and testing completeness and accuracy of the data used in the calculation, application of the forecasted economic conditions determined by management and used in the calculation, and recalculation of the allowance for credit losses balance.

We identified the estimation of qualitative and environmental factors used in the allowance for credit losses – loans as a critical audit matter. The qualitative and environmental factors are used to estimate credit losses related to matters that are not captured in the historical loss rates and are based on management’s evaluation of available internal and external data. Auditing management’s judgments regarding the qualitative and environmental factors applied to the allowance for credit losses involved a high degree of subjectivity.
The primary procedures we performed to address this critical audit matter included:
•Testing the design, implementation, and operating effectiveness of controls relating to management’s calculation of the allowance for credit losses, including controls over the determination of the qualitative and environmental factors used.
•Obtaining management’s analysis and supporting documentation related to the qualitative and environmental factors, and testing whether the environmental and qualitative factors used in the calculation of the allowance for credit losses are supported by the analysis provided by management.
•Testing the appropriateness of the methodology and assumptions used in the calculation of the allowance for credit losses, and testing completeness and accuracy of the data used in the calculation, application of the environmental and qualitative factors determined by management and used in the calculation, and recalculation of the allowance for credit losses balance.

We identified management’s risk ratings of loans which are used in the allowance for credit losses – loans as a critical audit matter. The Company uses internally determined risk ratings as credit indicators to classify loans into pools and to estimate expected loss rates for each of the loan pools. Those loan pools are then included in the calculation of the allowance for credit losses. Auditing management’s judgments regarding risk ratings of loans involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included:
•Testing the design, implementation, and operating effectiveness of controls over the accuracy of risk ratings of loans.
•Testing a risk-based targeted selection of loans to gain substantive evidence that the Company is appropriately rating these loans in accordance with its policies, and that the risk ratings for the loans are reasonable.
•Testing the completeness and accuracy of the loan data used in the allowance for credit losses calculation, including application of the loan risk ratings determined by management and used in the calculation, and recalculation of the allowance for credit losses balance.

Spokane, Washington
February 23, 2021

We have served as the Company’s auditor since 2004.

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except shares)
December 31, 2020 and 2019

ASSETS	December 31, 2020	December 31, 2019
Cash and due from banks	$311,899	$234,359
Interest bearing deposits	922,284	73,376
Total cash and cash equivalents	1,234,183	307,735
Securities—trading	24,980	25,636
Securities—available-for-sale, amortized cost $2,256,189 and $1,529,946, respectively	2,322,593	1,551,557
Securities—held-to-maturity, net of allowance for credit losses of $94 and none, respectively, fair value $448,681 and $237,805, respectively	421,713	236,094
Total securities	2,769,286	1,813,287
Federal Home Loan Bank (FHLB) stock	16,358	28,342
Loans held for sale (includes $133.6 million and $199.4 million, at fair value, respectively)	243,795	210,447
Loans receivable	9,870,982	9,305,357
Allowance for credit losses - loans	(167,279)	(100,559)
Net loans receivable	9,703,703	9,204,798
Accrued interest receivable	46,617	37,962
Real estate owned (REO), held for sale, net	816	814
Property and equipment, net	164,556	178,008
Goodwill	373,121	373,121
Other intangibles, net	21,426	29,158
Bank-owned life insurance (BOLI)	191,830	192,088
Deferred tax assets, net	65,742	59,639
Other assets	200,190	168,632
Total assets	$15,031,623	$12,604,031
LIABILITIES
Deposits:
Non-interest-bearing	$5,492,924	$3,945,000
Interest-bearing transaction and savings accounts	6,159,052	4,983,238
Interest-bearing certificates	915,320	1,120,403
Total deposits	12,567,296	10,048,641
Advances from FHLB	150,000	450,000
Other borrowings	184,785	118,474
Subordinated notes, net	98,201	—
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	116,974	119,304
Accrued expenses and other liabilities	202,643	227,889
Deferred compensation	45,460	45,689
Total liabilities	13,365,359	11,009,997
COMMITMENTS AND CONTINGENCIES (Note 22)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 35,159,200 shares issued and outstanding at December 31, 2020; 35,712,384 shares issued and outstanding at December 31, 2019	1,349,879	1,373,198
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2020; 39,192 shares issued and outstanding at December 31, 2019	—	742
Retained earnings	247,316	186,838
Carrying value of shares held in trust for stock-based compensation plans	(7,636)	(7,507)
Liability for common stock issued to stock related compensation plans	7,636	7,507
Accumulated other comprehensive income	69,069	33,256
Total shareholders’ equity	1,666,264	1,594,034
Total liabilities and shareholders’ equity	$15,031,623	$12,604,031
See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for per share amounts)
For the Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
INTEREST INCOME:
Loans receivable	$466,360	$471,473	$413,370
Mortgage-backed securities	31,792	38,640	35,076
Securities and cash equivalents	20,994	15,574	15,201
Total interest income	519,146	525,687	463,647
INTEREST EXPENSE:
Deposits	25,015	37,630	20,642
FHLB advances	5,023	12,234	5,636
Other borrowings	603	330	245
Subordinated debt	7,204	6,574	6,136
Total interest expense	37,845	56,768	32,659
Net interest income before provision for credit losses	481,301	468,919	430,988
PROVISION FOR CREDIT LOSSES	64,316	10,000	8,500
Net interest income	416,985	458,919	422,488
NON-INTEREST INCOME
Deposit fees and other service charges	34,384	46,632	48,074
Mortgage banking operations	51,581	22,215	21,343
BOLI	5,972	4,645	4,505
Miscellaneous	6,323	8,624	7,133
	98,260	82,116	81,055
Net gain (loss) on sale of securities	1,012	33	(837)
Net change in valuation of financial instruments carried at fair value	(656)	(208)	3,775
Total non-interest income	98,616	81,941	83,993
NON-INTEREST EXPENSE:
Salary and employee benefits	245,400	226,409	202,613
Less capitalized loan origination costs	(34,848)	(28,934)	(17,925)
Occupancy and equipment	53,362	52,390	49,215
Information/computer data services	24,386	22,458	18,823
Payment and card processing expenses	16,095	16,993	15,412
Professional and legal expenses	12,093	9,736	17,945
Advertising and marketing	6,412	7,836	8,346
Deposit insurance	6,516	2,840	4,446
State/municipal business and use taxes	4,355	3,880	3,284
REO operations	(190)	303	804
Amortization of core deposit intangibles	7,732	8,151	6,047
Provision for credit losses - unfunded loan commitments	3,559	—	—
Miscellaneous	22,712	28,122	26,754
	367,584	350,184	335,764
COVID-19 expenses	3,502	—	—
Merger and acquisition related costs	2,062	7,544	5,607
Total non-interest expense	373,148	357,728	341,371
Income before provision for income taxes	142,453	183,132	165,110
PROVISION FOR INCOME TAXES	26,525	36,854	28,595
NET INCOME	$115,928	$146,278	$136,515

Earnings per common share
Basic	$3.29	$4.20	$4.16
Diluted	$3.26	$4.18	$4.15
Cumulative dividends declared per common share	$1.23	$2.64	$1.96

Weighted average number of common shares outstanding:
Basic	35,264,252	34,868,434	32,784,724
Diluted	35,528,848	34,967,684	32,894,425
See notes to the consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
For the Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
NET INCOME	$115,928	$146,278	$136,515
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) on securities—available-for-sale arising during the period	45,247	33,843	(6,547)
Income tax (expense) benefit related to securities—available-for-sale unrealized holding losses	(10,860)	(8,122)	1,538
Reclassification for net (gain) loss on securities—available-for-sale realized in earnings	(454)	(34)	839
Income tax expense (benefit) related to securities—available-for-sale realized (gains) losses	109	8	(201)
Changes in fair value of junior subordinated debentures related to instrument specific credit risk	2,330	601	(15,384)
Income tax (expense) benefit related to junior subordinated debentures	(559)	(144)	3,691
Other comprehensive income (loss)	35,813	26,152	(16,064)
COMPREHENSIVE INCOME	$151,741	$172,430	$120,451

See notes to the consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except shares)
For the Years Ended December 31, 2020, 2019 and 2018

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
(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(continued) (in thousands, except shares)
For the Years Ended December 31, 2020, 2019 and 2018

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2020	35,751,576	$1,373,940	$186,838	$33,256	$1,594,034
New credit standard (ASC 326) - impact in year of adoption, net of tax			(11,215)		(11,215)
Net income			115,928		115,928
Other comprehensive income				35,813	35,813
Accrual of dividends on common stock ($1.23/share-cumulative)			(44,235)		(44,235)
Repurchase of common stock	(624,780)	(31,775)			(31,775)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	32,404	7,714			7,714
Balance, December 31, 2020	35,159,200	$1,349,879	$247,316	$69,069	$1,666,264

See notes to the consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
OPERATING ACTIVITIES:
Net income	$115,928	$146,278	$136,515
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	18,130	17,282	15,232
Deferred income/expense and capitalized servicing rights, net of amortization	(15,934)	(881)	(6,571)
Amortization of core deposit intangibles	7,732	8,151	6,047
(Gain) loss on sale of securities, net	(1,012)	(33)	837
Net change in valuation of financial instruments carried at fair value	656	208	(3,775)
Reinvested dividends – equity securities	(353)	—	—
Principal repayments and maturities of securities—trading	—	—	100
(Increase) decrease in deferred taxes	(2,654)	15,548	(3,498)
(Decrease) increase in current taxes payable	(2,193)	607	3,938
Stock-based compensation	9,168	7,142	6,554
Net change in cash surrender value of BOLI	(5,030)	(4,246)	(4,471)
Gain on sale of loans, excluding capitalized servicing rights	(43,304)	(15,993)	(15,066)
Loss (gain) on disposal of real estate held for sale and property and equipment, net	859	1,075	(833)
Provision for credit losses	64,316	10,000	8,500
Provision for credit losses - unfunded loan commitments	3,559	—	—
Provision for losses on real estate held for sale	45	—	387
Origination of loans held for sale	(1,461,872)	(1,094,237)	(896,461)
Proceeds from sales of loans held for sale	1,471,828	1,070,814	781,879
Net change in:
Other assets	(38,868)	(18,429)	(15,861)
Other liabilities	4,385	5,588	17,322
Net cash provided from operating activities	125,386	148,874	30,775
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(1,361,132)	(277,503)	(913,951)
Principal repayments and maturities of securities—available-for-sale	474,876	321,510	173,454
Proceeds from sales of securities—available-for-sale	150,374	86,083	214,609
Purchases of securities—held-to-maturity	(222,094)	(54,850)	(9,612)
Principal repayments and maturities of securities—held-to-maturity	33,848	50,962	33,152
Purchases of equity securities	(1,060,000)	—	—
Proceeds from sales of equity securities	1,060,695	—	—
Loan originations, net of principal repayments	(561,338)	(304,191)	(416,218)
Purchases of loans and participating interest in loans	(2,510)	(9,798)	(33,680)
Proceeds from sales of other loans	19,469	27,560	9,853
Net cash received (paid) related to branch divestitures	—	26,944	(1,574)
Purchases of property and equipment	(12,803)	(24,700)	(23,094)
Proceeds from sale of real estate held for sale and sale of other property	8,893	7,815	7,768
Proceeds from FHLB stock repurchase program	52,169	175,998	143,175
Purchase of FHLB stock	(40,185)	(170,380)	(163,683)
Other	5,114	1,436	3,583
Net cash used by investing activities	(1,454,624)	(143,114)	(976,218)
(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued) (in thousands)
For the Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
FINANCING ACTIVITIES:
Increase in deposits, net	2,518,654	272,625	503,814
Proceeds from FHLB advances	—	450,000	—
Repayment of long term FHLB borrowing	—	(280,415)	(10)
(Repayments) advances of overnight and short-term FHLB borrowings, net	(300,000)	(300,000)	540,000
Increase (decrease) in other borrowings, net	66,311	(520)	7,870
Net proceeds from issuance of subordinated notes	98,027	—	—
Cash dividends paid	(94,078)	(56,074)	(59,280)
Cash paid for repurchase of common stock	(31,775)	(53,922)	(34,401)
Taxes paid related to net share settlement for equity awards	(1,453)	(1,915)	(1,554)
Net cash provided from financing activities	2,255,686	29,779	956,439
NET CHANGE IN CASH AND CASH EQUIVALENTS	926,448	35,539	10,996
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	307,735	272,196	261,200
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,234,183	$307,735	$272,196

	2020	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$40,942	$58,239	$28,098
Taxes paid in cash	39,672	27,329	21,664
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	1,602	303	1,645
Dividends accrued but not paid until after period end	1,357	51,199	13,778
ACQUISITIONS (DISPOSITIONS):
Assets acquired	—	426,609	915,821
Liabilities assumed	—	373,016	832,278

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:  Banner Corporation (Banner or the Company) is a bank holding company incorporated in the State of Washington.  The Company is primarily engaged in the business of planning, directing and coordinating the business activities of two wholly-owned subsidiaries, Banner Bank and, at December 31, 2020, Islanders Bank. Subsequent to December 31, 2020, Islanders Bank was merged into Banner Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its headquarters in Walla Walla, Washington and, as of December 31, 2020, its 152 branch offices located in Washington, Oregon, California and Idaho. Banner Bank also has 18 loan production offices located in Washington, Oregon, California, Idaho and Utah.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks (DFI) and the Federal Deposit Insurance Corporation (the FDIC).

The Company’s operating results depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of client deposits, FHLB advances, other borrowings, subordinated notes and junior subordinated debentures.  Net income also is affected by the level of the Company’s non-interest income, including deposit fees and other service charges, gains and losses on the sale of securities, results of mortgage banking operations, which includes loan origination and servicing fees and gains and losses on the sale of loans, as well as non-interest expense, provisions for loan losses and income tax provisions.  In addition, net income is affected by the net change in the value of certain financial instruments carried at fair value.

Basis of Presentation and Principles of Consolidation:  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material intercompany transactions, profits and balances have been eliminated. The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and under the rules and regulations of the U.S. Securities and Exchange Commission (the SEC). At December 31, 2020, the Company had ten wholly-owned subsidiary grantor trusts (the Trusts), each of which issued trust preferred securities (TPS) and common securities. The Trusts are not included in the Company’s consolidated financial statements.

Subsequent Events: The Company has evaluated events and transactions subsequent to December 31, 2020 for potential recognition or disclosure.

Cash and Cash Equivalents: Cash and cash equivalents include cash and due from banks and temporary investments which are federal funds sold and interest bearing balances due from other banks. Cash and cash equivalents generally have maturities of three months or less at the date of purchase.

Business Combinations: Business combinations are accounted for using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed, both tangible and intangible, and consideration exchanged are recorded at acquisition date fair values. The excess purchase consideration over fair value of net assets acquired is recorded as goodwill. In the event that the fair value of net assets acquired exceeds the purchase price, including fair value of liabilities assumed, a bargain purchase gain is recorded on that acquisition. Expenses incurred in connection with a business combination are expensed as incurred, except for those items permitted to be capitalized. Changes in deferred tax asset valuation allowances related to acquired tax uncertainties are recognized in net income after the measurement period. A transaction between common controlled entities is not considered a business combination and the receiving entity records the net assets received in the transaction at their historical carrying amounts, as reflected in the parent’s financial statements.

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

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Banner’s consolidated financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for credit losses, (iii) the valuation of financial assets and liabilities measured at fair value, (iv) the valuation of intangible assets, such as goodwill, core deposit intangibles (CDI) and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation or recognition of deferred tax assets and liabilities and (vii) the valuation of assets and liabilities acquired in business combinations and subsequent recognition of related income and expense.  These policies and judgments, estimates and assumptions are described in greater detail in subsequent Notes to the Consolidated Financial Statements.  Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company’s financial condition and operating results in future periods.

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

Allowance for Credit Losses - Securities: Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The Company’s held-to maturity portfolio contains mortgage-backed securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The Company’s held-to-maturity portfolio also contains municipal bonds that are typically rated by major rating agencies as Aa or better. The Company has never incurred a loss on a municipal bond, therefore the expectation of credit losses on these securities is insignificant. The Company uses industry historical credit loss information adjusted for current conditions to establish the allowance for credit losses on the municipal bond portfolio. Less than 2% of the Company’s held-to-maturity portfolio are community development bonds representing pools of one- to four-family loans. The expected credit losses on these bonds is similar to Banner’s one- to four-family residential loan portfolio. Therefore, the Company uses the one- to four-family residential loan portfolio loss rates to establish the allowance for credit losses on these bonds.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the non-collectability of an available-for-sale or held-to-maturity security is confirmed or when either of the criteria regarding intent of requirement to sell is met.

Investment in FHLB Stock: At December 31, 2020, the Banks had $16.4 million in FHLB of Des Moines stock (FHLB stock), compared to $28.3 million at December 31, 2019. FHLB stock does not have a readily determinable fair value. The Banks’ investments in FHLB stock is carried at cost or par value ($100 per share) and evaluated for impairment based on the Banks' expectations of the ultimate recoverability of the stock's par value. Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par, therefore there has been no observable changes in market prices. As members of the FHLB system, the Banks are required to maintain a minimum level of investment in FHLB stock based on specific percentages of their outstanding FHLB advances.

Management periodically evaluates FHLB stock for impairment. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the client base of the FHLB, and (4) the liquidity position of the FHLB. The Company has determined there is no impairment on the FHLB stock investment as of December 31, 2020 and 2019.

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

Loans Held for Sale: Residential one- to four-family and multifamily mortgage loans originated with the intent to be sold in the secondary market are considered held for sale. Residential one- to four-family loans under best effort delivery commitments are carried at the lower of aggregate cost or estimated market value. Residential one- to four-family loans expected to be delivered under mandatory commitments are carried at fair value in order to match changes in the value of the loans with the value of the related economic hedges on the loans. Fair values for residential mortgage loans held for sale are determined by comparing actual loan rates to current secondary market prices for similar loans. The multifamily held for sale loans originated prior to April 1, 2020 are carried at fair value in order to match changes in the value of the loans with the value of the related economic hedges on the loans. Fair values for multifamily loans held for sale are calculated based on discounted cash flows using a discount rate that is a combination of market spreads for similar loan types added to selected index rates. The multifamily held for sale loans originated subsequent to March 31, 2020 are carried at the lower of cost or market. Net unrealized losses on loans held for sale that are carried at lower of cost or market are recognized through the valuation allowance by charges to income.  Non-refundable fees and direct loan origination costs related to loans held for sale carried at the lower of cost or market are recognized as part of the cost basis of the loan. Gains and losses on sales of loans held for sale are determined using the aggregate method and are recorded in the mortgage banking operations component of non-interest income. For the years ended December 31, 2020 and 2019, we recorded net gains on loans sold of $51.9 million and $20.4 million, respectively.

Loans Acquired in Business Combinations: Loans acquired in business combinations are recorded at their fair value at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-deteriorated or purchased non-credit-deteriorated. Purchased credit-deteriorated (PCD) loans have experienced more than insignificant credit deterioration since origination. For PCD loans, an allowance for credit losses is determined at the acquisition date using the same measurement methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The loan’s fair value is grossed up for the allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan or fully amortized into interest income when the loan is paid off. Subsequent changes to the allowance for credit losses are recorded through a provision for credit losses.

For purchased non-credit-deteriorated loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the life of the loan or fully amortized into interest income when the loan is paid off. While credit discounts are included in the determination of the fair value for non-credit-deteriorated loans, since these discounts are expected to be accreted over the life of the loans, they cannot be used to offset the allowance for credit losses that must be recorded at the acquisition date. As a result, an allowance for credit losses is determined at the acquisition date using the same methodology as other loans held for investment and is recognized as a provision for credit losses in the consolidated statement of operations. Any subsequent deterioration (improvement) in credit quality is recognized by recording (recapturing) a provision for credit losses.

Income Recognition on Nonaccrual Loans and Securities:  Interest on loans and securities is accrued as earned unless management doubts the collectability of the asset or the unpaid interest.  Interest accruals on loans are generally discontinued when loans become 90 days past due for payment of interest or principal and the loans are then placed on nonaccrual status.  Loans are reported as past due when installment payments, interest payments, or maturity payments are past due based on contractual terms. All previously accrued but uncollected interest is written off by reversing interest income upon transfer to nonaccrual status.  For any future payments collected, interest income is recognized only upon management’s assessment that there is a strong likelihood that the full amount of a loan will be repaid or recovered.  A loan may be put on nonaccrual status sooner than this policy would dictate if, in management’s judgment, the interest may be uncollectable.  While less common, similar interest reversal and nonaccrual treatment is applied to investment securities if their ultimate collectability becomes questionable. Loans modified due to the COVID-19 pandemic are considered current if they are less than 30 days past due on the contractual payments at the time the loan modification was put in place and therefore continue to accrue interest unless the interest is being waived.

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

For commercial real estate, multifamily real estate, construction and land, commercial business and agricultural loans with risk rating segmentation, historical credit loss assumptions are estimated using a model that categorizes loan pools based on loan type and risk rating. For one- to four- family residential loans, historical credit loss assumptions are estimated using a model that categorizes loan pools based on loan type and delinquency status. These models calculate an expected life-of-loan loss percentage for each loan category by calculating the probability of default, based on the migration of loans from performing to loss by risk rating or delinquency categories using historical life-of-loan analysis and the severity of loss, based on the aggregate net lifetime losses incurred for each loan pool. For commercial real estate, commercial business, and consumer loans without risk rating segmentation, historical credit loss assumptions are estimated using a model that calculates an expected life-of-loan loss percentage for each loan category by considering the historical cumulative losses based on the aggregate net lifetime losses incurred for each loan pool. The model captures historical loss data beginning with the first quarter of 2008. For loans evaluated collectively, management uses economic indicators to adjust the historical loss rates so that they better reflect management’s expectations of future conditions over the remaining lives of the loans in the portfolio based on reasonable and supportable forecasts. These economic indicators are selected based on correlation to the Company’s historical credit loss experience and are evaluated for each loan category. The economic indicators evaluated include unemployment, gross domestic product, real estate price indices and growth, yield curve spreads, treasury yields, the corporate yield, the market volatility index, the Dow Jones index, the consumer confidence index, and the prime rate. Management considers various economic scenarios and forecasts when evaluating the economic indicators and probability weights the various scenarios to arrive at the forecast that most reflects management’s expectations of future conditions. The allowance for credit losses is then adjusted for the period in which those forecasts are considered to be reasonable and supportable. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the adjustments discontinue to be applied so that the model reverts back to the historical loss rates using a straight line reversion method. Management selected an initial reasonable and supportable forecast period of 12 months with a reversion period of 12 months. Both the reasonable and supportable forecast period and the reversion period are periodically reviewed by management.

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

Loans that do not share risk characteristics with other loans in the portfolio that are individually evaluated for impairment are not included in the collective evaluation.  Factors involved in determining whether a loan should be individually evaluated include, but are not limited to, the financial condition of the borrower and the value of the underlying collateral.  Expected credit losses for loans evaluated individually are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or when the Banks determine that foreclosure is probable, the expected credit loss is measured based on the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. As a practical expedient, the Banks measure the expected credit loss for a loan using the fair value of the collateral, if repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Banks’ assessment as of the reporting date.

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

Some of the Banks’ loans are reported as troubled debt restructures (TDRs).  Loans are reported as TDRs when the Banks grant a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider.  Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk.  The allowance for credit losses on a TDR is determined using the same method as all other loans held for investment, except when the value of the concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method the allowance for credit losses is determined by discounting the expected future cash flows at the effective interest rate of the loan.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 (the CARES Act) and the Consolidated Appropriations Act 2021 (the CAA) provided guidance around the modification of loans as a result of the COVID-19 pandemic, which provides, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. To qualify as an eligible loan under the CARES Act, a loan modification must be (1) related to COVID-19; (2) involve a loan that was not more than 30 days past due as of December 31, 2019; and (3) occur between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the national emergency by the President or (b) December 31, 2020. The CAA extended the relief offered under the CARES Act related to TDRs as a result of COVID-19 through January 1, 2022 or 60 days after the end of the end of the national emergency declared by the President, whichever is earlier.

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

Real Estate Owned, Held for Sale: Property acquired by foreclosure or deed in lieu of foreclosure is initially recorded at the estimated fair value of the property, less expected selling costs.  Development and improvement costs relating to the property are capitalized while direct holding costs are expensed.  The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized.  The amounts the Banks will ultimately recover from real estate held for sale may differ substantially from the carrying value of the assets because of market factors beyond the Banks’ control or because of changes in the Banks’ strategies for recovering the investment.

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

Goodwill: Goodwill represents the excess of the purchase consideration over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination and is not amortized but is reviewed annually, or more frequently as current circumstances and conditions warrant, for impairment. The Company completes its annual review of goodwill as of December 31. An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment test is used to identify the existence of impairment and the amount of impairment loss and compares the reporting unit’s estimated fair value, including goodwill, to its carrying amount. If the fair value exceeds the carrying amount then goodwill is not considered impaired. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill allocated to that reporting unit. The impairment loss would be recognized as a charge to earnings. The disposal of a portion of a reporting unit that meets the definition of a business requires goodwill to be allocated for purposes of determining the gain or loss on disposal.

Other Intangible Assets:  Other intangible assets consist primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the client relationships associated with the deposits.  CDI is being amortized on an accelerated basis over a weighted average estimated useful life of three years to ten years.  These assets are reviewed at least annually for events or circumstances that could impact their recoverability.  These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy.  To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

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

Derivative Instruments:  Derivatives include “off-balance-sheet” financial products, the value of which is dependent on the value of underlying financial assets, such as stock, bonds, foreign currency, or a reference rate or index.  Such derivatives include “forwards,” “futures,” “options” or “swaps.”  Banner Bank is a party to $338,000 (all of which is designated in a hedge relationship) in notional amounts of interest rate swaps at December 31, 2020.  Some of these swaps serve as hedges to an equal amount of fixed rate loans which include market value prepayment penalties that mirror the provision of the specifically matched interest rate swaps.  In addition, Banner Bank uses an interest rate swap program for commercial loan clients that provides the client with a variable rate loan and enters into an interest rate swap allowing them to effectively fix their loan interest rates.  These client swaps are matched with third party swaps with qualified broker/dealer or banks to offset the risk.  At December 31, 2020, Banner Bank had $451.8 million in notional amounts of these client interest rate swaps outstanding, with an equal amount of offsetting third party swaps also in place.  The fair value adjustments for these swaps are reflected in other assets or other liabilities as appropriate.

Further, as a part of its mortgage banking activities, the Company issues “rate lock” commitments to one- to four-family loan borrowers and obtains offsetting “best efforts” delivery commitments from purchasers of loans. The Company uses forward contracts for the sale of mortgage-backed securities and mandatory delivery commitments for the sale of loans to hedge one- to four-family loan “rate lock” commitments and one- to four-family loans held for sale.  The commitments to originate mortgage loans held for sale and the related delivery contracts are considered derivatives.  The Company recognizes all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to current earnings.  None of these residential mortgage loan related derivatives are designated as hedging instruments for accounting purposes.  Rather, they are accounted for as free-standing derivatives, or economic hedges, and the Company reports changes in fair values of its derivatives in current period net income.  The fair values for these instruments, which generally change as a result of changes in the level of market interest rates, are estimated based on dealer quotes and secondary market sources.  Assumptions used include rate assumptions based on historical information, current mortgage interest rates, the stage of completion of the underlying application and underwriting process, the time remaining until the expiration of the derivative loan commitment, and the expected net future cash flows related to the associated servicing of the loan (see Note 23 for a more complete discussion of derivatives and hedging).

Transfers of Financial Assets:  Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Banks, (2) the transferee has the right to pledge or exchange the transferred assets, and (3) the Banks do not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Business Segments:  The Company is managed by legal entity and not by lines of business.  Each of the Banks is a community oriented commercial bank chartered in the State of Washington.  The Banks’ primary business is that of a traditional banking institution, gathering deposits and originating loans for portfolio in its respective primary market areas.  The Banks offer a wide variety of deposit products to their consumer and commercial clients.  Lending activities include the origination of real estate, commercial/agriculture business and consumer loans.  Banner Bank is also an active participant in the secondary market, originating residential loans for sale on both a servicing released and servicing retained basis.  In addition to interest income on loans and investment securities, the Banks receive other income from deposit service charges, loan servicing fees and from the sale of loans and investments.  The performance of the Banks is reviewed by the Company’s executive management and Board of Directors on a monthly basis.  All of the executive officers of the Company are members of Banner Bank’s management team.

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

Note 2:  ACCOUNTING STANDARDS RECENTLY ISSUED OR ADOPTED

Financial Instruments—Credit Losses (ASC 326)

On January 1, 2020, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as amended, which replaced the incurred loss methodology that delays recognition until it is probable a loss has been incurred with an expected loss methodology that is referred to as CECL. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial asset not excluded from the scope that have the contractual right to receive cash. The ASU replaced the incurred loss impairment methodology in previous GAAP with CECL, a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This ASU broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. The following table illustrates the pre-tax impact of the adoption of this ASU (in thousands):

	January 1, 2020 As Reported Under ASC 326	January 1, 2020 Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Assets
Held-to-maturity debt securities
U.S. Government and agency obligations	$—	$—	$—
Municipal bonds	28	—	28
Corporate bonds	35	—	35
Mortgage-backed or related securities	—	—	—
Allowance for credit losses on held-to-maturity debt securities	$63	$—	$63

Loans
Commercial real estate	$27,727	$30,591	$(2,864)
Multifamily real estate	2,550	4,754	(2,204)
Construction and land	25,509	22,994	2,515
Commercial business	26,380	23,370	3,010
Agricultural business	3,769	4,120	(351)
One-to four-family residential	11,261	4,136	7,125
Consumer	11,175	8,202	2,973
Unallocated	—	2,392	(2,392)
Allowance for credit losses on loans	$108,371	$100,559	$7,812

Liabilities
Allowance for credit losses on unfunded loan commitments	$9,738	$2,716	$7,022

Total			$14,897

The $14.9 million total increase was recorded net of tax as an $11.2 million reduction to shareholders’ equity as of the adoption date. In addition to the increase in the allowance for credit losses upon adoption, the Company expects more variability in its quarterly provision for credit losses going forward due to the CECL model’s sensitivity to changes in the economic forecast and other factors. The Company has updated its accounting policies based on the adoption of this ASU. See Note 1 of the Notes to the Consolidated Financial Statements for additional information.

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

Acquired goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The Company paid this premium for a number of reasons, including growing the Company’s client base, acquiring assembled work forces, and expanding its presence in existing markets. See Note 16, Goodwill, Other Intangible Assets and Mortgage Servicing Rights for the accounting for goodwill and other intangible assets.
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

Note 4:  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at December 31, 2020 and December 31, 2019 are summarized as follows (in thousands):

	December 31, 2020
	Amortized Cost	Fair Value
Trading:
Corporate bonds	$27,203	$24,980
	$27,203	$24,980

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$141,668	$1,002	$(935)	$—	$141,735
Municipal bonds	283,997	19,523	(2)	—	303,518
Corporate bonds	219,086	2,762	(79)	—	221,769
Mortgage-backed or related securities	1,602,033	45,179	(1,060)	—	1,646,152
Asset-backed securities	9,405	77	(63)	—	9,419
	$2,256,189	$68,543	$(2,139)	$—	$2,322,593

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$340	$7	$—	$347	$—
Municipal bonds	370,998	24,130	(94)	395,034	(59)
Corporate bonds	3,222	—	(12)	3,210	(35)
Mortgage-backed or related securities	47,247	2,843	—	50,090	—
	$421,807	$26,980	$(106)	$448,681	$(94)

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
Corporate bonds	$27,203			$25,636

Available-for-Sale:
U.S. Government and agency obligations	$90,468	$286	$(1,156)	$89,598
Municipal bonds	101,927	5,233	(3)	107,157
Corporate bonds	4,357	14	(6)	4,365
Mortgage-backed or related securities	1,324,999	20,325	(3,013)	1,342,311
Asset-backed securities	8,195	—	(69)	8,126
	$1,529,946	$25,858	$(4,247)	$1,551,557
Held-to-Maturity:
U.S. Government and agency obligations	$385	$4	$—	$389
Municipal bonds	177,208	3,733	(2,213)	178,728
Corporate bonds	3,353	—	(11)	3,342
Mortgage-backed or related securities	55,148	921	(723)	55,346
	$236,094	$4,658	$(2,947)	$237,805

Accrued interest receivable on held-to-maturity debt securities was $3.0 million and $1.1 million as of December 31, 2020 and December 31, 2019, respectively, and was $6.9 million and $4.8 million on available-for-sale debt securities as of December 31, 2020 and December 31, 2019, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the consolidated statements of financial condition and is excluded from the calculation of the allowance for credit losses.

At December 31, 2020, the gross unrealized losses and the fair value for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$3,126	$(8)	$50,603	$(927)	$53,729	$(935)
Municipal bonds	495	(2)	—	—	495	(2)
Corporate bonds	3,586	(79)	—	—	3,586	(79)
Mortgage-backed or related securities	181,871	(1,046)	2,337	(14)	184,208	(1,060)
Asset-backed securities	—	—	5,676	(63)	5,676	(63)
	$189,078	$(1,135)	$58,616	$(1,004)	$247,694	$(2,139)

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

At December 31, 2020, there were 54 securities—available-for-sale with unrealized losses, compared to 90 at December 31, 2019.  At December 31, 2020, there were two securities—held-to-maturity with unrealized losses, compared to 17 at December 31, 2019.  Management does not believe that any individual unrealized loss as of December 31, 2020 resulted from credit loss or that any individual unrealized loss represented other-than-temporary impairment (OTTI) as of December 31, 2019.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

There were no sales of securities—trading for the years ended December 31, 2020, 2019 or 2018. There were no securities—trading in a nonaccrual status at December 31, 2020 or December 31, 2019.  Net unrealized holding losses of $656,000 and $208,000 were recognized in 2020 and 2019, respectively.

Sales of securities—available-for-sale totaled $150.4 million with a resulting net gain of $464,000 for the year ended December 31, 2020.  Sales of securities—available-for-sale totaled $66.3 million with a resulting net gain of $46,000 for the year ended December 31, 2019. In addition, partial calls of securities resulted in net losses of $10,000 and $12,000 for the years ended December 31, 2020 and December 31, 2019, respectively. Sales of securities—available-for-sale totaled $214.6 million with a resulting net loss of $839,000 for the year ended December 31, 2018.  There were no securities—available-for-sale in a nonaccrual status at December 31, 2020 and 2019.

There were no sales of securities—held-to-maturity during the years ended December 31, 2020, 2019 or 2018 although there were partial calls of securities that resulted in a net gain of $216,000 for the year ended December 31, 2020, a net loss of $1,000 for the year ended December 31, 2019 and a net gain of $2,000 for the year ended December 31, 2018. There were no securities—held-to-maturity in a nonaccrual status at December 31, 2020 and 2019.

There were two sales of equity securities totaling $1.06 billion for the year ended December 31, 2020 with a resulting net loss of $177,000 and no sales of equity securities for the years ended December 31, 2019 or 2018.

The Company also sold Visa Class B stock during the year ended December 31, 2020, with a net gain of $519,000. The stock was previously carried at a zero-cost basis due to transfer restrictions and uncertainty of litigation.

The amortized cost and estimated fair value of securities at December 31, 2020, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	December 31, 2020
	Trading		Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing in one year or less	$—	$—	$135,129	$135,161	$4,644	$4,704
Maturing after one year through five years	—	—	243,448	253,585	62,091	64,900
Maturing after five years through ten years	—	—	618,608	630,855	34,072	36,966
Maturing after ten years through twenty years	27,203	24,980	264,414	281,913	137,015	143,756
Maturing after twenty years	—	—	994,590	1,021,079	183,985	198,355
	$27,203	$24,980	$2,256,189	$2,322,593	$421,807	$448,681

The following table presents, as of December 31, 2020, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$184,837	$184,134	$198,351
Interest rate swap counterparties	28,729	27,846	28,935
Repurchase transaction accounts	207,586	200,195	207,586
Other	2,609	2,608	2,686
Total pledged securities	$423,761	$414,783	$437,558
The Company monitors the credit quality of held-to-maturity debt securities through the use of credit rating. Credit ratings are reviewed and updated quarterly. The following table summarizes the amortized cost of held-to-maturity debt securities by credit rating at December 31, 2020 (in thousands):

	December 31, 2020
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$349,123	$500	$—	$349,623
Not Rated	340	21,875	2,722	47,247	72,184
	$340	$370,998	$3,222	$47,247	$421,807

The following table presents the activity in the allowance for credit losses for held-to-maturity debt securities by major type for the year ended December 31, 2020 (in thousands):

	For the Year Ended December 31, 2020
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses - securities
Beginning Balance	$—	$—	$—	$—	$—
Impact of adopting ASC 326	—	28	35	—	63
Provision for credit losses	—	31	—	—	31
Ending Balance	$—	$59	$35	$—	$94

Note 5:  LOANS RECEIVABLE AND THE ALLOWANCE FOR CREDIT LOSSES

As a result of the adoption of Financial Instruments - Credit Losses (Topic 326), effective January 1, 2020, the Company changed the segmentation of its loan portfolio based on the common risk characteristics used to measure the allowance for credit losses.  The following table presents the loans receivable at December 31, 2020 and 2019 by class (dollars in thousands). The presentation of loans receivable at December 31, 2019 has been updated to conform to the loan portfolio segmentation that became effective on January 1, 2020.

	December 31, 2020		December 31, 2019
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,076,467	10.9%	$980,021	10.5%
Investment properties	1,955,684	19.8	2,024,988	21.8
Small balance CRE	573,849	5.8	613,484	6.6
Multifamily real estate	428,223	4.4	388,388	4.2
Construction, land and land development:
Commercial construction	228,937	2.3	210,668	2.3
Multifamily construction	305,527	3.1	233,610	2.5
One- to four-family construction	507,810	5.1	544,308	5.8
Land and land development	248,915	2.5	245,530	2.6
Commercial business:
Commercial business (1)	2,178,461	22.1	1,364,650	14.7
Small business scored	743,451	7.5	772,657	8.3
Agricultural business, including secured by farmland	299,949	3.0	337,271	3.6
One- to four-family residential	717,939	7.3	925,531	9.9
Consumer:
Consumer—home equity revolving lines of credit	491,812	5.0	519,336	5.6
Consumer—other	113,958	1.2	144,915	1.6
Total loans	9,870,982	100.0%	9,305,357	100.0%
Less allowance for credit losses - loans	(167,279)		(100,559)
Net loans	$9,703,703		$9,204,798

(1)    Includes $1.04 billion of PPP loans as of December 31, 2020 and none as of December 31, 2019.

The presentation of loans receivable at December 31, 2019 in the table below is based on loan segmentation as presented in the 2019 Form 10-K.

	December 31, 2019
	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,580,650	17.0%
Investment properties	2,309,221	24.8
Multifamily real estate	473,152	5.1
Commercial construction	210,668	2.3
Multifamily construction	233,610	2.5
One- to four-family construction	544,308	5.8
Land and land development:
Residential	154,688	1.7
Commercial	26,290	0.3
Commercial business	1,693,824	18.2
Agricultural business, including secured by farmland	370,549	4.0
One- to four-family residential	945,622	10.2
Consumer:
Consumer secured by one- to four-family	550,960	5.8
Consumer—other	211,815	2.3
Total loans	9,305,357	100.0%
Less allowance for loan losses	(100,559)
Net loans	$9,204,798

Loan amounts are net of unearned loan fees in excess of unamortized costs of $25.6 million as of December 31, 2020 and $438,000 as of December 31, 2019. Net loans include net discounts on acquired loans of $16.1 million and $25.0 million as of December 31, 2020 and 2019, respectively. Net loans does not include accrued interest receivable. Accrued interest receivable on loans was $36.6 million as of December 31, 2020 and $31.8 million as of December 31, 2019 and was reported in accrued interest receivable on the Consolidated Statements of Financial Condition.

The Company’s loans to directors, executive officers and related entities are on substantially the same terms and underwriting as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.  Such loans had balances of $1.5 million and $3.3 million at December 31, 2020 and 2019, respectively.

Purchased credit-deteriorated and purchased non-credit-deteriorated loans. Loans acquired in business combinations are recorded at their fair value at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-deteriorated (PCD) or purchased non-credit-deteriorated. There were no PCD loans acquired for the year ended December 31, 2020.

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

The following table presents the changes in the accretable yield for PCI loans for the year ended December 31, 2019 (in thousands):

Year Ended December 31,
2019
Balance, beginning of period	$5,216
Additions	683
Accretion to interest income	(1,891)
Reclassifications from non-accretable difference	510
Balance, end of period	$4,518

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

The following tables provide additional information on impaired loans, excluding PCI loans, with and without specific allowance reserves at December 31, 2019.  Recorded investment includes the unpaid principal balance or the carrying amount of loans less charge-offs and net deferred loan fees (in thousands):

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

The following table summarizes our average recorded investment and interest income recognized on impaired loans by loan class for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate:
Owner-occupied	$3,366	$7	$3,806	$11
Investment properties	3,982	119	7,822	314
Multifamily real estate	36	—	—	—
Commercial construction	779	—	115	—
One- to four-family construction	1,319	18	778	6
Land and land development:
Residential	657	—	994	10
Commercial	—	—	4	—
Commercial business	5,510	26	3,443	21
Agricultural business/farmland	3,975	105	5,501	102
One- to four-family residential	6,589	249	7,845	302
Consumer:
Consumer secured by one- to four-family	2,694	22	1,583	17
Consumer—other	355	4	142	4
	$29,262	$550	$32,033	$787

Troubled Debt Restructurings. Loans are reported as TDRs when the bank grants one or more concessions to a borrower experiencing financial difficulties that it would not otherwise consider.  The Company’s TDRs have generally not involved forgiveness of amounts due, but almost always include a modification of multiple factors; the most common combination includes interest rate, payment amount and maturity date.

As of December 31, 2020 and 2019, the Company had TDRs of $7.9 million and $8.0 million, respectively. The Company had no commitments to advance additional funds related to TDRs as of both December 31, 2020 and 2019.

The following tables present new TDRs that occurred during the years ended December 31, 2020 and 2019. No new TDRs occurred during the year ended December 31, 2018 (dollars in thousands):

	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Year Ended December 31, 2020
Recorded Investment (1) (2)
Commercial business	3	$5,532	$5,532
Agricultural business/farmland	1	$169	$169
Total	4	$5,701	$5,701

Year Ended December 31, 2019
Recorded Investment (1) (2)
Commercial real estate:
Investment properties	1	$1,090	$1,090
Commercial business	1	$160	$160
Agricultural business/farmland	1	$596	$596
Total	3	$1,846	$1,846

(1)Since most loans were already considered classified and/or on non-accrual status prior to restructuring, the modifications did not have a material effect on the Company’s determination of the allowance for credit losses.

(2)Generally, these modifications do not fit into one separate type, such as rate, term, amount, interest-only or payment, but instead are a combination of multiple types of modifications; therefore, they are disclosed in aggregate.

There were no TDRs which incurred a payment default within the years ended December 31, 2020 and 2019 for which the payment default occurred within twelve months of the restructure date.  A default on a restructured loan results in a transfer to nonaccrual status, a charge-off or a combination of both.

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

Risk Rating 7: Substandard
A credit with well-defined weaknesses that jeopardize the ability to repay in full is risk rated a 7.  These credits are inadequately protected by either the sound net worth and payment capacity of the borrower or the value of pledged collateral.  These are credits with a distinct possibility of loss.  Loans headed for foreclosure and/or legal action due to deterioration are rated 7 or worse.

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

The following tables present the Company’s portfolio of risk-rated loans by grade as of December 31, 2020 (in thousands). Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination.

	December 31, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$243,100	$156,838	$156,817	$122,484	$92,312	$212,792	$3,379	$987,722
Special Mention	—	4,560	—	2,251	—	1,869	149	8,829
Substandard	7,923	26,914	3,040	2,516	11,731	27,792	—	79,916
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$251,023	$188,312	$159,857	$127,251	$104,043	$242,453	$3,528	$1,076,467

Commercial real estate - investment properties
Risk Rating
Pass	$237,553	$262,543	$299,452	$218,018	$278,348	$502,914	$20,062	$1,818,890
Special Mention	—	2,712	—	—	2,730	1,856	—	7,298
Substandard	19,812	11,418	20,352	36,310	23,027	18,577	—	129,496
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$257,365	$276,673	$319,804	$254,328	$304,105	$523,347	$20,062	$1,955,684

Multifamily real estate
Risk Rating
Pass	$78,632	$69,825	$39,343	$93,442	$44,395	$96,863	$1,983	$424,483
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,312	1,428	—	—	—	—	—	3,740
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$80,944	$71,253	$39,343	$93,442	$44,395	$96,863	$1,983	$428,223

	December 31, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Commercial construction
Risk Rating
Pass	$83,506	$67,152	$41,299	$6,038	$2,158	$1,129	$—	$201,282
Special Mention	—	5,963	—	—	—	—	—	5,963
Substandard	12,913	3,808	4,873	—	98	—	—	21,692
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$96,419	$76,923	$46,172	$6,038	$2,256	$1,129	$—	$228,937

Multifamily construction
Risk Rating
Pass	$79,710	$151,141	$59,744	$14,932	$—	$—	$—	$305,527
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$79,710	$151,141	$59,744	$14,932	$—	$—	$—	$305,527

One- to four- family construction
Risk Rating
Pass	$461,294	$35,910	$—	$—	$—	$—	$7,581	$504,785
Special Mention	1,563	—	—	—	—	—	630	2,193
Substandard	501	331	—	—	—	—	—	832
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$463,358	$36,241	$—	$—	$—	$—	$8,211	$507,810

	December 31, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Land and land development
Risk Rating
Pass	$156,450	$37,397	$16,560	$6,801	$6,264	$4,840	$17,020	$245,332
Special Mention	—	—	—	—	—	—	—	—
Substandard	14	30	3,047	190	—	302	—	3,583
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$156,464	$37,427	$19,607	$6,991	$6,264	$5,142	$17,020	$248,915

Commercial business
Risk Rating
Pass	$1,243,276	$230,845	$203,051	$65,524	$38,757	$66,206	$264,741	$2,112,400
Special Mention	103	412	—	829	—	115	9,507	10,966
Substandard	6,624	14,413	18,569	5,224	1,320	453	8,492	55,095
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$1,250,003	$245,670	$221,620	$71,577	$40,077	$66,774	$282,740	$2,178,461

Agricultural business including secured by farmland
Risk Rating
Pass	$32,032	$62,058	$31,381	$22,635	$22,394	$24,950	$91,660	$287,110
Special Mention	—	—	—	810	—	537	—	1,347
Substandard	1,542	2,652	1,076	163	675	3,049	2,335	11,492
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business including secured by farmland	$33,574	$64,710	$32,457	$23,608	$23,069	$28,536	$93,995	$299,949

The following table presents the Company’s portfolio of non-risk-rated loans by delinquency status as of December 31, 2020 (in thousands). Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination.

	December 31, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Small balance CRE
Past Due Category
Current	$56,544	$80,090	$84,749	$77,637	$68,791	$202,653	$2,550	$573,014
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	45	—	—	—	45
90 Days + Past Due	—	—	—	567	—	223	—	790
Total Small balance CRE	$56,544	$80,090	$84,749	$78,249	$68,791	$202,876	$2,550	$573,849

Small business scored
Past Due Category
Current	$157,161	$145,037	$126,578	$89,734	$47,909	$63,347	$109,287	$739,053
30-59 Days Past Due	129	62	310	723	4	1	230	1,459
60-89 Days Past Due	98	147	3	140	—	352	151	891
90 Days + Past Due	73	228	800	484	169	248	46	2,048
Total Small business scored	$157,461	$145,474	$127,691	$91,081	$48,082	$63,948	$109,714	$743,451

One- to four- family residential
Past Due Category
Current	$105,411	$90,425	$92,232	$101,491	$60,738	$254,850	$3,164	$708,311
30-59 Days Past Due	1,051	—	1,302	829	—	1,438	—	4,620
60-89 Days Past Due	—	—	19	—	—	936	—	955
90 Days + Past Due	—	114	1,185	456	169	2,129	—	4,053
Total One- to four- family residential	$106,462	$90,539	$94,738	$102,776	$60,907	$259,353	$3,164	$717,939

	December 31, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$10,522	$2,617	$2,553	$3,359	$1,372	$2,154	$466,490	$489,067
30-59 Days Past Due	—	—	—	—	—	50	409	459
60-89 Days Past Due	—	202	—	—	—	237	—	439
90 Days + Past Due	—	312	198	564	286	255	232	1,847
Total Consumer—home equity revolving lines of credit	$10,522	$3,131	$2,751	$3,923	$1,658	$2,696	$467,131	$491,812

Consumer-other
Past Due Category
Current	$21,811	$13,377	$13,936	$11,433	$8,575	$18,802	$25,460	$113,394
30-59 Days Past Due	48	35	15	22	46	26	44	236
60-89 Days Past Due	242	—	—	33	21	14	18	328
90 Days + Past Due	—	—	—	—	—	—	—	—
Total Consumer-other	$22,101	$13,412	$13,951	$11,488	$8,642	$18,842	$25,522	$113,958

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

(1)The Pass category includes some performing loans that are part of homogeneous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, as of December 31, 2019, in the commercial business category, $764.6 million of credit-scored small business loans.  As loans in these homogeneous pools become non-accrual, they are individually risk-rated.

The following table provides the amortized cost basis of collateral-dependent loans as of December 31, 2020 (in thousands). Our collateral dependent loans presented in the table below have no significant concentrations by property type or location.

	December 31, 2020
	Real Estate	Accounts Receivable	Equipment	Inventory	Total
Commercial real estate:
Owner-occupied	$7,506	$—	$—	$—	$7,506
Investment properties	8,979	—	—	—	8,979
Small Balance CRE	567	—	—	—	567
Land and land development	302	—	—	—	302
Commercial business
Commercial business	557	—	—	—	557
Small business Scored	44	—	47	—	91
Agricultural business, including secured by farmland	427	—	984	—	1,411
One- to four-family residential	196	—	—	—	196
Total	$18,578	$—	$1,031	$—	$19,609

The following tables provide additional detail on the age analysis of Banner’s past due loans as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$182	$1,447	$1,629	$1,074,838	$1,076,467	$7,509	$8,429	$—
Investment properties	—	—	7,981	7,981	1,947,703	1,955,684	8,979	8,979	—
Small Balance CRE	—	45	790	835	573,014	573,849	567	791	—
Multifamily real estate	—	—	—	—	428,223	428,223	—	—	—
Construction, land and land development:
Commercial construction	—	—	98	98	228,839	228,937	—	98	—
Multifamily construction	—	—	—	—	305,527	305,527	—	—	—
One- to four-family construction	356	—	331	687	507,123	507,810	—	331	—
Land and land development	—	—	317	317	248,598	248,915	302	507	—
Commercial business
Commercial business	3,247	31	2,088	5,366	2,173,095	2,178,461	555	1,988	889
Small business scored	1,459	891	2,048	4,398	739,053	743,451	91	3,419	136
Agricultural business, including secured by farmland	298	37	1,548	1,883	298,066	299,949	1,412	1,743	—
One- to four-family residential	4,620	955	4,053	9,628	708,311	717,939	171	3,556	1,899
Consumer:
Consumer—home equity revolving lines of credit	459	439	1,847	2,745	489,067	491,812	—	2,697	130
Consumer—other	236	328	—	564	113,394	113,958	—	22	—
Total	$10,675	$2,908	$22,548	$36,131	$9,834,851	$9,870,982	$19,586	$32,560	$3,054

	December 31, 2019
	30–59 Days Past Due	60–89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$486	$1,246	$2,889	$4,621	$8,578	$1,567,451	$1,580,650	$89	$4,069
Investment properties	—	260	1,883	2,143	6,345	2,300,733	2,309,221	—	1,883
Multifamily real estate	239	91	—	330	7	472,815	473,152	—	85
Commercial construction	1,397	—	98	1,495	—	209,173	210,668	—	98
Multifamily construction	—	—	—	—	—	233,610	233,610	—	—
One- to four-family construction	3,212	—	1,799	5,011	—	539,297	544,308	332	1,467
Land and land development:
Residential	—	—	340	340	—	154,348	154,688	—	340
Commercial	—	—	—	—	—	26,290	26,290	—	—
Commercial business	2,343	1,583	3,412	7,338	368	1,686,118	1,693,824	401	23,015
Agricultural business/farmland	1,972	129	584	2,685	393	367,471	370,549	—	661
One- to four-family residential	3,777	1,088	2,876	7,741	74	937,807	945,622	877	3,410
Consumer:
Consumer secured by one- to four-family	1,174	327	1,846	3,347	110	547,503	550,960	398	2,314
Consumer—other	350	161	—	511	63	211,241	211,815	—	159
Total	$14,950	$4,885	$15,727	$35,562	$15,938	$9,253,857	$9,305,357	$2,097	$37,501

(1)     The Company did not recognize any interest income on non-accrual loans during both the years ended December 31, 2020 and 2019.

The following tables provide the activity in the allowance for credit losses by portfolio segment for the year ended December 31, 2020 (in thousands):

	For the Year Ended December 31, 2020
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$30,591	$4,754	$22,994	$23,370	$4,120	$4,136	$8,202	$2,392	$100,559
Impact of Adopting ASC 326	(2,864)	(2,204)	2,515	3,010	(351)	7,125	2,973	(2,392)	7,812
Provision/(recapture) for credit losses	31,643	1,409	15,781	12,615	(87)	(1,679)	4,603	—	64,285
Recoveries	275	—	105	3,265	1,823	467	328	—	6,263
Charge-offs	(1,854)	(66)	(100)	(7,253)	(591)	(136)	(1,640)	—	(11,640)
Ending balance	$57,791	$3,893	$41,295	$35,007	$4,914	$9,913	$14,466	$—	$167,279

The changes in the allowance for credit losses during the year ended December 31, 2020 was primarily the result of the $64.3 million provision recorded during the year ended December 31, 2020, mostly due to the deterioration in the economy during the year ended December 31, 2020 as a result of the COVID-19 pandemic, as well as forecasted additional economic deterioration based on the reasonable and supportable economic forecast as of December 31, 2020. The provision for credit losses also reflects risk rating downgrades on loans that are considered at heightened risk due to the COVID-19 pandemic. In addition, the change for the year ended December 31, 2020 included a $7.8 million increase related to the adoption of Financial Instruments - Credit Losses (ASC 326).

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the year ended December 31, 2019 (in thousands):

	For the Year Ended December 31, 2019
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$27,132	$3,818	$24,442	$19,438	$3,778	$4,714	$7,972	$5,191	$96,485
Provision/(recapture) for loan losses	4,121	936	(1,611)	7,478	1,206	(1,053)	1,722	(2,799)	10,000
Recoveries	476	—	208	625	47	561	548	—	2,465
Charge-offs	(1,138)	—	(45)	(4,171)	(911)	(86)	(2,040)	—	(8,391)
Ending balance	$30,591	$4,754	$22,994	$23,370	$4,120	$4,136	$8,202	$2,392	$100,559

	December 31, 2019
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance individually evaluated for impairment	$58	$—	$—	$4,128	$141	$41	$6	$—	$4,374
Allowance collectively evaluated for impairment	30,533	4,754	22,994	19,224	3,919	4,095	8,196	2,392	96,107
Allowance for purchased credit-impaired loans	—	—	—	18	60	—	—	—	78
Total allowance for loan losses	$30,591	$4,754	$22,994	$23,370	$4,120	$4,136	$8,202	$2,392	$100,559

	December 31, 2019
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Loan balances:
Loans individually evaluated for impairment	$4,738	$—	$1,467	$19,331	$2,243	$4,390	$235	$—	$32,404
Loans collectively evaluated for impairment	3,870,210	473,145	1,168,097	1,674,125	367,913	941,158	762,367	—	9,257,015
Purchased credit-impaired loans	14,923	7	—	368	393	74	173	—	15,938
Total loans	$3,889,871	$473,152	$1,169,564	$1,693,824	$370,549	$945,622	$762,775	$—	$9,305,357

The following table provides additional information on the allowance for loan losses for the year ended December 31, 2018 (in thousands):

	For the Year Ended December 31, 2018
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$22,824	$1,633	$27,568	$18,311	$4,053	$2,055	$3,866	$8,718	$89,028
Provision/(recapture) for loan losses	3,063	2,185	(2,860)	2,129	417	1,952	5,141	(3,527)	8,500
Recoveries	1,646	—	213	1,049	64	750	366	—	4,088
Charge-offs	(401)	—	(479)	(2,051)	(756)	(43)	(1,401)	—	(5,131)
Ending balance	$27,132	$3,818	$24,442	$19,438	$3,778	$4,714	$7,972	$5,191	$96,485

Note 6:  REAL ESTATE OWNED, HELD FOR SALE, NET

The following table presents the changes in REO, net of valuation allowance, for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Years Ended December 31
	2020	2019	2018
Balance, beginning of period	$814	$2,611	$360
Additions from loan foreclosures	1,588	109	641
Additions from acquisitions	—	650	2,593
Proceeds from dispositions of REO	(2,360)	(2,588)	(838)
Gain on sale of REO	819	32	242
Valuation adjustments in the period	(45)	—	(387)
Balance, end of period	$816	$814	$2,611

The Company had no foreclosed residential real estate properties held as REO at December 31, 2020 and had $48,000 foreclosed residential real estate properties held as REO at December 31, 2019. The recorded investment in one- to four-family residential loans in the process of foreclosure was $609,000 at December 31, 2020 and $1.5 million at December 31, 2019.

Note 7:  PROPERTY AND EQUIPMENT, NET

Land, buildings and equipment owned by the Company and its subsidiaries at December 31, 2020 and 2019 are summarized as follows (in thousands):

	December 31
	2020	2019
Land(1)	$32,196	$34,841
Buildings and leasehold improvements(1)	153,934	169,272
Furniture and equipment	126,115	123,851
	312,245	327,964
Less accumulated depreciation	(147,689)	(149,956)
Property and equipment, net	$164,556	$178,008
(1) The Company had $8.4 million and $1.5 million of properties held for sale that were included in land and buildings at December 31, 2020 and 2019, respectively.

The Company’s depreciation expense related to property and equipment was $18.1 million, $17.3 million, and $15.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 8:  DEPOSITS

Deposits consist of the following at December 31, 2020 and 2019 (in thousands):

	December 31
	2020	2019
Non-interest-bearing checking	$5,492,924	$3,945,000
Interest-bearing checking	1,569,435	1,280,003
Regular savings accounts	2,398,482	1,934,041
Money market accounts	2,191,135	1,769,194
Total interest-bearing transaction and savings accounts	6,159,052	4,983,238
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	718,256	936,940
Certificates of deposit greater than $250,000	197,064	183,463
Total certificates of deposit(1)	915,320	1,120,403
Total deposits	$12,567,296	$10,048,641
Included in total deposits:
Public fund transaction accounts	$302,875	$244,418
Public fund interest-bearing certificates	59,127	35,184
Total public deposits	$362,002	$279,602
Total brokered deposits	$—	$202,884
(1) Certificates of deposit included $58,000 of acquisition discounts at December 31, 2020 and $269,000 of acquisition discounts at December 31, 2019.

Deposits at December 31, 2020 and 2019 included deposits from the Company’s directors, executive officers and related entities totaling $11.2 million and $7.9 million, respectively. At December 31, 2020 and 2019, the Company had certificates of deposit of $203.6 million and $189.0 million, respectively, that were equal to or greater than $250,000.

Scheduled maturities and weighted average interest rates of certificates of deposits at December 31, 2020 are as follows (dollars in thousands):

	December 31, 2020
	Amount	Weighted Average Rate
Maturing in one year or less	$701,473	0.80%
Maturing after one year through two years	123,290	1.42
Maturing after two years through three years	65,094	0.95
Maturing after three years through four years	13,603	2.10
Maturing after four years through five years	9,852	1.04
Maturing after five years	2,008	1.01
Total certificates of deposit	$915,320	0.92%

Note 9:  ADVANCES FROM FEDERAL HOME LOAN BANK OF DES MOINES

Utilizing a blanket pledge, qualifying loans receivable at December 31, 2020 and 2019, were pledged as security for FHLB borrowings and there were no securities pledged as collateral as of December 31, 2020 or 2019.  At December 31, 2020 and 2019, FHLB advances were scheduled to mature as follows (in thousands):

	At or for the Years Ended December 31
	2020		2019
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Maturing in one year or less	$100,000	2.51%	$300,000	1.84%
Maturing after one year through three years	50,000	2.72	150,000	2.58
Maturing after three years through five years	—	—	—	—
Maturing after five years	—	—	—	—
Total FHLB advances	$150,000	2.58%	$450,000	2.09%

The maximum amount outstanding from the FHLB advances at any month end for the years ended December 31, 2020 and 2019 was $380.0 million and $666.0 million, respectively. The average FHLB advances balance outstanding for the years ended December 31, 2020 and 2019 was $215.1 million and $477.8 million, respectively. The average contractual interest rate on the FHLB advances for the years ended December 31, 2020 and 2019 was 2.34% and 2.56%, respectively. As of December 31, 2020, Banner Bank has established a borrowing line with the FHLB to borrow up to 45% of its total assets, contingent on having sufficient qualifying collateral and ownership of FHLB stock.  Islanders Bank similarly may borrow up to 45% of its total assets, also contingent on collateral and FHLB stock.  At December 31, 2020, under these credit facilities based on pledged collateral, Banner Bank had $2.28 billion of available credit capacity and Islanders Bank had $32.5 million of available credit capacity.

Note 10:  OTHER BORROWINGS

Other borrowings consist of retail and wholesale repurchase agreements, other term borrowings and Federal Reserve Bank borrowings.

Repurchase Agreements:  At December 31, 2020, retail repurchase agreements carry interest rates ranging from 0.15% to 0.30%. These repurchase agreements are secured by the pledge of certain mortgage-backed and agency securities with a carrying value of $207.6 million.  Banner Bank has the right to pledge or sell these securities, but it must replace them with substantially the same securities. Banner Bank had no borrowings under wholesale repurchase agreements at December 31, 2020 or December 31, 2019.

Federal Reserve Bank of San Francisco and Other Borrowings:  Banner Bank periodically borrows funds on an overnight basis from the Federal Reserve Bank through the Borrower-In-Custody program.  Such borrowings are secured by a pledge of eligible loans.  At December 31, 2020, based upon available unencumbered collateral, Banner Bank was eligible to borrow $958.7 million from the Federal Reserve Bank, although, at that date, as well as at December 31, 2019, Banner Bank had no funds borrowed under this or other borrowing arrangements.

At December 31, 2020, Banner Bank had uncommitted federal funds lines of credit agreements with other financial institutions totaling $125.0 million, while Islanders Bank had an uncommitted federal funds line of credit agreement with another financial institution totaling $5.0 million. No balances were outstanding under these agreements as of December 31, 2020 and 2019. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage.

A summary of all other borrowings at December 31, 2020 and 2019 by the period remaining to maturity is as follows (dollars in thousands):

	At or for the Years Ended December 31
	2020		2019
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Repurchase agreements:
Maturing in one year or less	$184,785	0.22%	$118,474	0.35%
Maturing after one year through two years	—	—	—	—
Maturing after two years	—	—	—	—
Total year-end outstanding	$184,785	0.22%	$118,474	0.35%
Average outstanding	$158,478	0.30%	$121,771	0.27%
Maximum outstanding at any month-end	$189,937	n/a	$124,415	n/a

NOTE 11:  SUBORDINATED DEBT AND MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

At December 31, 2020, the Company had ten wholly-owned subsidiary grantor trusts (the Trusts), which had issued $143.5 million of TPS to third parties, as well as $4.4 million of common capital securities, carried among other assets, which were issued to the Company.  TPS and common capital securities accrue and pay distributions periodically at specified annual rates as provided in the indentures.  The Trusts used the proceeds from the offerings to purchase a like amount of junior subordinated debentures (the Debentures) of the Company.  The Debentures are the sole assets of the Trusts.  The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts.  The TPS are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.  All of the TPS issued by the Trusts qualified as Tier 1 capital as of December 31, 2020.  At December 31, 2020, the Trusts comprised $143.5 million, or 8.9% of the Company’s total risk-based capital.

The following table is a summary of trust preferred securities at December 31, 2020 (dollars in thousands):

Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Capital Securities	Aggregate Principal Amount of Junior Subordinated Debentures	Stated Maturity (1)	Current Interest Rate	Reset Period	Interest Rate Spread
Banner Capital Trust II	$15,000	$464	$15,464	2033	3.59%	Quarterly	Three-month LIBOR + 3.35%
Banner Capital Trust III	15,000	465	15,465	2033	3.14	Quarterly	Three-month LIBOR +2.90%
Banner Capital Trust IV	15,000	465	15,465	2034	3.09	Quarterly	Three-month LIBOR +2.85%
Banner Capital Trust V	25,000	774	25,774	2035	1.78	Quarterly	Three-month LIBOR + 1.57%
Banner Capital Trust VI	25,000	774	25,774	2037	1.85	Quarterly	Three-month LIBOR + 1.62%
Banner Capital Trust VII	25,000	774	25,774	2037	1.61	Quarterly	Three-month LIBOR + 1.38%
Siuslaw Statutory Trust I	8,000	248	8,248	2034	2.93	Quarterly	Three-month LIBOR + 2.70%
Greater Sacramento Bancorp Statutory Trust I	4,000	124	4,124	2033	3.59	Quarterly	Three-month LIBOR + 3.35%
Greater Sacramento Bancorp Statutory Trust II	4,000	124	4,124	2035	1.90	Quarterly	Three-month LIBOR + 1.68%
Mission Oaks Statutory Trust I	7,500	232	7,732	2036	1.87	Quarterly	Three-month LIBOR + 1.65%
Total TPS liability at par	$143,500	$4,444	147,944		2.35%
Fair value adjustment(2)			(30,970)
Total TPS liability at fair value(2)			$116,974

(1) All of the Company’s trust preferred securities are eligible for redemption.
(2) The Company has elected to use fair value accounting on its TPS.

On June 30, 2020, Banner issued and sold in an underwritten offering $100.0 million aggregate principal amount of 5.000% Fixed-to-Floating Rate Subordinated Notes due 2030 (Notes) at a public offering price equal to 100% of the aggregate principal amount of the Notes, resulting in net proceeds, after underwriting discounts and estimated offering expenses, of approximately $98.1 million. The interest rate on the Notes remains fixed equal to 5.000% for the first 5 years, after 5 years the interest rate changes to a floating interest rate tied to a benchmark rate, which is expected to be Three-Month Term SOFR, plus a spread of 489 basis points. The Notes will mature on June 30, 2030. On or after June 30, 2025, the Company may redeem the Notes, in whole or in part.
The Notes are unsecured obligations and are subordinated in right of payment to all existing and future indebtedness, deposits and other liabilities of the Company's current and future subsidiaries, including the Banks’ deposits as well as the Company's subsidiaries' liabilities to general creditors and liabilities arising during the ordinary course of business. The Notes may be included in Tier 2 capital for the Company under current regulatory guidelines and interpretations.

Note 12:  INCOME TAXES

The following table presents the components of the provision for income taxes included in the Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Years Ended December 31
	2020	2019	2018
Current
Federal	$30,325	$25,278	$21,869
State	6,964	2,494	4,130
Total Current	37,289	27,772	25,999

Deferred
Federal	(8,134)	7,738	2,021
State	(2,630)	1,344	575
Total Deferred	(10,764)	9,082	2,596

Provision for income taxes	$26,525	$36,854	$28,595

The following table presents the reconciliation of the federal statutory rate to the actual effective rate for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31
	2020	2019	2018
Federal income tax statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate due to:
Tax-exempt interest	(4.4)	(2.2)	(2.0)
Investment in life insurance	(0.9)	(0.5)	(0.6)
State income taxes, net of federal tax offset	2.5	2.0	2.3
Tax credits	(2.6)	(1.2)	(0.8)
Merger and acquisition costs	—	0.1	0.1
Valuation reserve release	—	—	(2.5)
State audits and amended returns	—	(0.5)	—
Low income housing partnerships, net of amortization	1.6	0.7	0.4
Other	1.4	0.7	(0.6)
Effective income tax rate	18.6%	20.1%	17.3%

The following table reflects the effect of temporary differences that gave rise to the components of the net deferred tax asset as of December 31, 2020 and 2019 (in thousands):

	December 31
	2020	2019
Deferred tax assets:
Loan loss and REO	$43,158	$24,285
Deferred compensation	18,309	17,470
Net operating loss carryforward	26,126	32,093
Federal and state tax credits	7,517	7,517
State net operating losses	5,400	5,632
Loan discount	3,365	5,466
Lease liability	14,088	15,485
Other	9,177	2,556
Total deferred tax assets	127,140	110,504
Deferred tax liabilities:
Depreciation	(7,537)	(5,373)
Deferred loan fees, servicing rights and loan origination costs	(11,646)	(11,525)
Intangibles	(6,278)	(7,756)
Right of use asset	(13,144)	(14,531)
Unrealized gain on securities - available-for-sale	(21,662)	(10,353)
Financial instruments accounted for under fair value accounting	(947)	(1,143)
Total deferred tax liabilities	(61,214)	(50,681)
Deferred income tax asset	65,926	59,823
Valuation allowance	(184)	(184)
Deferred tax asset, net	$65,742	$59,639

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

At December 31, 2020, the Company has federal net operating loss carryforwards of approximately $124.4 million. The Company also has $76.3 million of state net operating loss carryforwards, against which the Company has established a $184,000 valuation reserve. The federal and state net operating losses will expire, if unused, by the end of 2034.  The Company has federal general business credit carryforwards at December 31, 2020 of $3.3 million, which will expire, if unused, by the end of 2031. The Company also has federal alternative minimum tax credit carryforwards of $4.2 million, which are available to reduce future federal regular income taxes, if any, over an indefinite period. At December 31, 2019, the Company had federal and state net operating loss carryforwards of approximately $152.8 million and $80.1 million, respectively, and federal general business credits carryforwards of $3.3 million. At that same date, the Company also had federal alternative minimum tax credit carryforwards of approximately $4.2 million.

As a consequence of our 2015 acquisition of Starbuck Bancshares, Inc., the Company experienced a change in control within the meaning of Section 382 of the Code. In addition, the underlying Section 382 limitations at Starbuck Bancshares, Inc.’s level continue to apply to the Company. Section 382 limits the ability of a corporate taxpayer to use net operating loss carryforwards, general business credits, and recognized built-in-losses, on an annual basis, incurred prior to the change in control against income earned after the change in control. As a result of the Section 382 limitations, the Company is limited to utilizing $21.5 million on an annual basis (after the application of the Section 382 limitations carried over from Starbuck Bancshares, Inc.) of federal net operating loss carryforwards, general business credits, and recognized built-in losses. The applicable state Section 382 limitations range from $525,000 to $21.5 million. In 2017, the Company established a $184,000 valuation reserve against the portion of its various state net operating loss carryforwards and tax credits that it believed it is more likely than not that it would not realize the benefit because the application of the Section 382 limitations at the state level is based on future apportionment rates. In 2017, the Company established a valuation reserve against its federal Section 382 limited alternative minimum tax credit carryovers because of the uncertainty under the new tax law of the interplay of Section 382 and the revised carryover period. The valuation reserve was released in 2018 as the Company determined the Section 382 limited alternative minimum tax credits are not subject to the revised carryover period and will continue to carryover indefinitely until they are utilized. For non-Section 382 limited alternative minimum tax credits, the credits expired in 2019 due to the passage of the CARES Act in 2020.

As a consequence of Banner’s capital raise in June 2010, the Company experienced a change in control within the meaning of Section 382 of the Code. As a result of the Section 382 limitations, the Company is limited to utilizing $6.9 million of net operating loss carryforwards which existed prior to the acquisition of Starbuck Bancshares, Inc., on an annual basis. Based on its analysis, the Company believes it is more likely than not that the June 2010 change in control will not impact its ability to utilize all of the related available net operating loss carryforwards, general business credits, and recognized built-in-losses.

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

Retained earnings at December 31, 2020 and 2019 included approximately $5.4 million in tax basis bad debt reserves for which no income tax liability has been recorded.  In the future, if this tax bad debt reserve is used for purposes other than to absorb bad debts or the Company no longer qualifies as a bank or is completely liquidated, the Company will incur a federal tax liability at the then-prevailing corporate tax rate, established as $1.1 million at December 31, 2020.

As of December 31, 2020 and December 31, 2019, the Company had $450,000 and $275,000, respectively, of unrecognized tax benefits for uncertain tax positions and an insignificant amount as of December 31, 2018, none of which if recognized would materially affect the effective tax rate. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense. The amount of interest and penalties accrued for the years ended December 31, 2020, 2019 and 2018 is immaterial. The Company files consolidated income tax returns in Oregon, California, Utah, Montana and Idaho and for federal purposes. The Company is no longer subject to tax examination for tax years before 2017.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Tax credit investments	$33,528	$29,620
Unfunded commitments—tax credit investments	18,306	20,235

The following table presents other information related to the Company’s tax credit investments for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the years ended December 31,
	2020	2019	2018
Tax credits and other tax benefits recognized	$3,842	$1,916	$1,456
Tax credit amortization expense included in provision for income taxes	2,992	1,633	1,151

Note 13:  EMPLOYEE BENEFIT PLANS

Employee Retirement Plans: Substantially all of the Company’s and the Banks’ employees are eligible to participate in its 401(k)/Profit Sharing Plan, a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code. At the discretion of the Company’s Board of Directors, the Company may elect to make matching and/or profit sharing contributions for the employees’ benefit. For the years ended December 31, 2020, 2019 and 2018, $6.7 million, $6.2 million and $5.4 million, respectively, was expensed for 401(k) contributions. During 2020, the Board of Directors has elected to make a 4% of eligible compensation matching contribution.

Supplemental Retirement and Salary Continuation Plans:  Through the Banks, the Company is obligated under various non-qualified deferred compensation plans to help supplement the retirement income of certain executives, including certain retired executives, selected by resolution of the Banks’ Boards of Directors or in certain cases by the former directors of acquired banks.  These plans are unfunded, include both defined benefit and defined contribution plans, and provide for payments after the executive’s retirement.  In the event of a participant employee’s death prior to or during retirement, the Company is obligated to pay to the designated beneficiary the benefits set forth under the plan.  For the years ended December 31, 2020, 2019 and 2018, expense recorded for supplemental retirement and salary continuation plan benefits totaled $2.1 million, $3.4 million, and $2.3 million, respectively.  At December 31, 2020 and 2019, liabilities recorded for the various supplemental retirement and salary continuation plan benefits totaled $40.1 million and $41.8 million, respectively, and are recorded in a deferred compensation liability account.

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

In order to fund the plans’ future obligations, the Company has purchased life insurance policies or other investments, including Banner Corporation common stock, which in certain instances are held in irrevocable trusts commonly referred to as “Rabbi Trusts.”  As the Company is the owner of the investments and the beneficiary of the insurance policies, and in order to reflect the Company’s policy to pay benefits equal to the accumulations, the assets and liabilities are reflected in the Consolidated Statements of Financial Condition.  Banner Corporation common stock held for such plans is reported as a contra-equity account and was recorded at an original cost of $7.6 million at December 31, 2020 and $7.5 million at December 31, 2019.  At December 31, 2020 and 2019, liabilities recorded in connection with deferred compensation plan benefits totaled $11.4 million ($7.6 million in contra-equity) and $10.9 million ($7.5 million in contra-equity), respectively, and are recorded in deferred compensation or equity as appropriate.

The Banks have purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental retirement, salary continuation and deferred compensation retirement plans, as well as additional policies not related to any specific plan. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans.  It is the Banks’ intent to hold these policies as a long-term investment.  However, there will be an income tax impact if the Banks choose to surrender certain policies.  Although the lives of individual current or former management-level employees are insured, the Banks are the owners and sole or partial beneficiaries.  At December 31, 2020 and 2019, the cash surrender value of these policies was $191.8 million and $192.1 million, respectively.  The Banks are exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy.  In order to mitigate this risk, the Banks use a variety of insurance companies and regularly monitor their financial condition.

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

2014 Omnibus Incentive Plan

The 2014 Plan was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company has reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of December 31, 2020, 300,015 restricted stock shares and 401,662 restricted stock units have been granted under the 2014 Plan of which 3,382 restricted stock shares and 222,210 restricted stock units are unvested.

2018 Omnibus Incentive Plan

The 2018 Plan was approved by shareholders on April 24, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of common stock for issuance under the 2018 Plan in connection with the exercise of awards. As of December 31, 2020, 352,544 restricted stock units have been granted under the 2018 Plan of which 352,544 restricted stock units are unvested.

The expense associated with all restricted stock and unit grants was $9.2 million, $7.1 million and $6.6 million respectively, for the years ended December 31, 2020, 2019 and 2018.  Unrecognized compensation expense for these awards as of December 31, 2020 was $12.6 million and will be amortized over the next 34 months.

A summary of the Company’s Restricted Stock/Unit award activity during the years ended December 31, 2020, 2019 and 2018 follows:

	Shares/Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2018	302,077	$48.97
Granted (159,541 non-voting)	161,598	55.04
Vested	(103,363)	48.60
Forfeited	(42,215)	47.05
Unvested at December 31, 2018	318,097	52.43
Granted (224,210 non-voting)	227,262	53.50
Vested	(120,675)	50.23
Forfeited	(41,812)	46.25
Unvested at December 31, 2019	382,872	54.39
Granted (380,004 non-voting)	384,807	33.49
Vested	(146,919)	55.18
Forfeited	(42,624)	47.90
Unvested at December 31, 2020	578,136	40.76

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

The following table shows the regulatory capital ratios of the Company and the Banks and the minimum regulatory requirements (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020:
The Company—consolidated:
Total capital to risk-weighted assets	$1,608,387	14.73%	$873,472	8.00%	$1,091,840	10.00%
Tier 1 capital to risk-weighted assets	1,371,736	12.56	655,104	6.00	655,104	6.00
Tier 1 capital to average leverage assets	1,371,736	9.50	577,331	4.00	n/a	n/a
Tier 1 common equity to risk-weighted assets	1,228,236	11.25	491,328	4.50	n/a	n/a
Banner Bank:
Total capital to risk- weighted assets	1,438,012	13.39	859,260	8.00	1,074,075	10.00
Tier 1 capital to risk- weighted assets	1,303,590	12.14	644,445	6.00	859,260	8.00
Tier 1 capital to average leverage assets	1,303,590	9.22	565,620	4.00	707,025	5.00
Tier 1 common equity to risk-weighted assets	1,303,590	12.14	483,334	4.50	698,149	6.50
Islanders Bank:
Total capital to risk- weighted assets	29,333	15.65	14,997	8.00	18,747	10.00
Tier 1 capital to risk- weighted assets	26,983	14.39	11,248	6.00	14,997	8.00
Tier 1 capital to average leverage assets	26,983	7.87	13,720	4.00	17,150	5.00
Tier 1 common equity to risk-weighted assets	26,983	14.39	8,436	4.50	12,185	6.50
December 31, 2019:
The Company—consolidated:
Total capital to risk-weighted assets	$1,386,483	12.93%	$857,546	8.00%	$1,071,933	10.00%
Tier 1 capital to risk-weighted assets	1,283,208	11.97	643,160	6.00	643,160	6.00
Tier 1 capital to average leverage assets	1,283,208	10.71	479,458	4.00	n/a	n/a
Tier 1 common equity to risk-weighted assets	1,139,708	10.63	482,370	4.50	n/a	n/a
Banner Bank:
Total capital to risk- weighted assets	1,321,580	12.55	842,219	8.00	1,052,773	10.00
Tier 1 capital to risk- weighted assets	1,220,811	11.60	631,664	6.00	842,219	8.00
Tier 1 capital to average leverage assets	1,220,811	10.45	467,330	4.00	584,163	5.00
Tier 1 common equity to risk-weighted assets	1,220,811	11.60	473,748	4.50	684,303	6.50
Islanders Bank:
Total capital to risk- weighted assets	37,044	19.42	15,258	8.00	19,073	10.00
Tier 1 capital to risk- weighted assets	34,658	18.17	11,444	6.00	15,258	8.00
Tier 1 capital to average leverage assets	34,658	11.66	11,887	4.00	14,859	5.00
Tier 1 common equity to risk-weighted assets	34,658	18.17	8,583	4.50	12,397	6.50

At December 31, 2020, Banner Corporation and the Banks each exceeded the requirements to be “well capitalized” and the fully phased-in capital conservation buffer requirement. There have been no conditions or events since December 31, 2020 that have materially adversely changed the Tier 1 or Tier 2 capital of the Company or the Banks.  However, events beyond the control of the Banks, such as weak or depressed economic conditions in areas where the Banks have most of their loans, could adversely affect future earnings and, consequently, the ability of the Banks to meet their respective capital requirements.  The Company may not declare or pay cash dividends on, or repurchase, any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

Banner Corporation and the Banks are subject to minimum required ratios for common equity Tier 1 (“CET1”) capital, Tier 1 capital, total capital and the leverage ratio and a required capital conservation buffer over the required capital ratios.

Under capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total risk-based capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total consolidated assets) of 4.0%.  CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (“AOCI”) unless an institution elects to exclude AOCI from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for credit losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital.

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

Note 16:  GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets: At December 31, 2020, intangible assets are comprised of goodwill and CDI acquired in business combinations. Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed at least annually for impairment. Banner has identified one reporting unit for purposes of evaluating goodwill for impairment. At December 31, 2020, the Company completed an assessment of qualitative factors and as a result of the economic impact of the COVID-19 pandemic concluded further analysis was required. The Company completed a quantitative goodwill impairment test and concluded the fair value of the reporting unit exceeded the carrying value of the reporting unit including goodwill and therefore no impairment existed.

CDI represents the value of transaction-related deposits and the value of the client relationships associated with the deposits. At December 31, 2018 intangible assets also included favorable leasehold intangibles (LHI). LHI represented the value ascribed to leases assumed in an acquisition in which the lease terms are favorable compared to a market lease at the date of acquisition. LHI was reclassified to the right of use lease asset in connection with the adoption of Lease Topic 842 on January 1, 2019. The Company amortizes CDI assets over their estimated useful lives and reviews them at least annually for events or circumstances that could impair their value.  The CDI assets shown in the table below represent the value ascribed to the long-term deposit relationships acquired in various bank acquisitions. These intangible assets are being amortized using an accelerated method over estimated useful lives of three years to ten years.  The CDI assets are not estimated to have a significant residual value.

The following table summarizes the changes in the Company’s goodwill, CDI and LHI for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Goodwill	CDI	LHI	Total
Balance, January 1, 2018	$242,659	$22,378	$277	$265,314
Additions through acquisition(1)	96,495	16,368	—	112,863
Amortization	—	(6,047)	(52)	(6,099)
Balance, December 31, 2018	339,154	32,699	225	372,078
Additions through acquisition(2)	33,967	4,610	—	38,577
Amortization	—	(8,151)	—	(8,151)
Adjustments(3)	—	—	(225)	(225)
Balance, December 31, 2019	373,121	29,158	—	402,279
Amortization	—	(7,732)	—	(7,732)
Balance, December 31, 2020	$373,121	$21,426	$—	$394,547

(1)    The additions to Goodwill and CDI in 2018 relate to the acquisition of Skagit Bank.
(2)    The additions to Goodwill and CDI in 2019 relate to the acquisition of AltaPacific.
(3)     The adjustment to LHI represents a reclassification to the right-of-use lease asset in connection with the implementation of Lease Topic 842.

Estimated amortization expense in future years with respect to CDI as of December 31, 2020 (in thousands):

Year ended:	Estimated Amortization
2021	$6,571
2022	5,317
2023	3,814
2024	2,659
2025	1,575
Thereafter	1,490
Net carrying amount	$21,426

Mortgage servicing rights are reported in other assets.  Mortgage servicing rights are initially recognized at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  In 2020, 2019 and 2018, the Company did not record any impairment charges or recoveries against mortgage servicing rights. Unpaid principal balance of loans for which mortgage servicing rights have been recognized totaled $2.64 billion and $2.48 billion at December 31, 2020 and 2019, respectively.  Custodial accounts maintained in connection with this servicing totaled $3.8 million and $12.0 million at December 31, 2020 and 2019, respectively.

An analysis of the mortgage servicing rights for the years ended December 31, 2020, 2019 and 2018 is presented below (in thousands):

	Years Ended December 31
	2020	2019	2018
Balance, beginning of the year	$14,148	$14,638	$14,738
Amounts capitalized	8,572	4,392	3,623
Additions through purchase	175	168	166
Amortization (1)	(7,672)	(5,050)	(3,889)
Balance, end of the year (2)	$15,223	$14,148	$14,638

(1)    Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and any unamortized balance is fully written off if the loan repays in full.
(2)    There was no valuation allowance as of December 31, 2020 and 2019.

Note 17:  FAIR VALUE

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2020 and 2019, whether or not recognized or recorded in the Consolidated Statements of Financial Condition (in thousands):

		December 31, 2020		December 31, 2019
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$1,234,183	$1,234,183	$307,735	$307,735
Securities—trading	3	24,980	24,980	25,636	25,636
Securities—available-for-sale	2	2,322,593	2,322,593	1,551,557	1,551,557
Securities—held-to-maturity	2	410,038	436,882	222,589	224,193
Securities—held-to-maturity	3	11,769	11,799	13,505	13,612
Loans receivable held for sale	2	243,795	245,667	210,447	210,670
Loans receivable	3	9,870,982	9,810,293	9,305,357	9,304,340
FHLB stock	3	16,358	16,358	28,342	28,342
Bank-owned life insurance	1	191,830	191,830	192,088	192,088
Mortgage servicing rights	3	15,223	18,084	14,148	22,611
Derivatives:
Interest rate swaps	2	39,066	39,066	15,202	15,202
Interest rate lock and forward sales commitments	2,3	5,641	5,641	1,108	1,108
Liabilities:
Demand, interest-bearing checking and money market	2	9,253,494	9,253,494	6,994,197	6,994,197
Regular savings	2	2,398,482	2,398,482	1,934,041	1,934,041
Certificates of deposit	2	915,320	919,920	1,120,403	1,117,921
FHLB advances	2	150,000	152,779	450,000	452,720
Other borrowings	2	184,785	184,785	118,474	118,474
Subordinated notes, net	3	98,201	98,201	—	—
Junior subordinated debentures	3	116,974	116,974	119,304	119,304
Derivatives:
Interest rate swaps	2	22,336	22,336	10,966	10,966
Interest rate lock and forward sales commitments	2	1,755	1,755	674	674

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate Bonds (TPS securities)	$—	$—	$24,980	$24,980

Securities—available-for-sale
U.S. Government and agency	—	141,735	—	141,735
Municipal bonds	—	303,518	—	303,518
Corporate bonds	—	221,769	—	221,769
Mortgage-backed securities	—	1,646,152	—	1,646,152
Asset-backed securities	—	9,419	—	9,419
	—	2,322,593	—	2,322,593

Loans held for sale	—	133,554	—	133,554

Derivatives
Interest rate swaps	—	39,066	—	39,066
Interest rate lock and forward sales commitments	—	420	5,221	5,641
	$—	$2,495,633	$30,201	$2,525,834
Liabilities
Junior subordinated debentures	$—	$—	$116,974	$116,974
Derivatives
Interest rate swaps	—	22,336	—	22,336
Interest rate lock and forward sales commitments	—	1,755	—	1,755
	$—	$24,091	$116,974	$141,065

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate Bonds (TPS securities)	$—	$—	$25,636	$25,636

Securities—available-for-sale
U.S. Government and agency	—	89,598	—	89,598
Municipal bonds	—	107,157	—	107,157
Corporate bonds	—	4,365	—	4,365
Mortgage-backed securities	—	1,342,311	—	1,342,311
Asset-backed securities	—	8,126	—	8,126
	—	1,551,557	—	1,551,557

Loans held for sale	—	199,397	—	199,397

Derivatives
Interest rate swaps	—	15,202	—	15,202
Interest rate lock and forward sales commitments	—	317	791	1,108
	$—	$1,766,473	$26,427	$1,792,900
Liabilities
Junior subordinated debentures at fair value	$—	$—	$119,304	$119,304
Derivatives
Interest rate swaps	—	10,966	—	10,966
Interest rate lock and forward sales commitments	—	674	—	674
	$—	$11,640	$119,304	$130,944

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2020 and 2019.  The factors used in the fair value estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, unobservable inputs, quantitative and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at December 31, 2020 and 2019:

			December 31
			2020	2019
Financial Instruments	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Weighted Average Rate
Corporate bonds (TPS securities)	Discounted cash flows	Discount rate	4.24%	5.91%
Junior subordinated debentures	Discounted cash flows	Discount rate	4.24%	5.91%
Loans individually evaluated	Collateral valuations	Discount to appraised value	0.0% to 20.0%	0.0% to 20.0%
REO	Appraisals	Discount to appraised value	51.9%	58.5%
Interest rate lock commitments	Pricing model	Pull-through rate	86.35%	89.61%

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

Junior subordinated debentures: Similar to the TPS securities discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner’s credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of December 31, 2020, or the passage of time, will result in negative fair value adjustments. At December 31, 2020, the discount rate utilized was based on a credit spread of 400 basis points and three month LIBOR of 24 basis points.

Interest rate lock commitments: The fair value of the interest rate lock commitments is based on secondary market sources adjusted for an estimated pull-through rate. The pull-through rate is based on historical loan closing rates for similar interest rate lock commitments. An increase or decrease in the pull-through rate would have a corresponding, positive or negative fair value adjustment.

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2020 and 2019 (in thousands):

	Level 3 Fair Value Inputs
	TPS Securities	Borrowings— Junior Subordinated Debentures	Interest rate lock and forward sales commitments
Balance at January 1, 2019	$25,896	$114,091	$273
Total gains or losses recognized
Assets gains	(260)	—	518
Liabilities losses	—	(601)	—
Purchases, issuances and settlements, including acquisitions	—	5,814
Balance at December 31, 2019	25,636	119,304	791
Total gains or losses recognized
Assets gains	(656)	—	4,430
Liabilities losses	—	(2,330)	—
Purchases, issuances and settlements	—	—	—
Balance at December 31, 2020	$24,980	$116,974	$5,221

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

Items Measured at Fair Value on a Non-recurring Basis

The following table presents financial assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$3,482	$3,482
REO	$—	$—	$816	$816

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$14,853	$14,853
REO	—	—	814	814

The following table presents the losses resulting from non-recurring fair value adjustments for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the years ended December 31,
	2020	2019	2018
Loans individually evaluated	$(3,482)	$(425)	$(910)
REO	(45)	—	(387)
Total loss from nonrecurring measurements	$(3,527)	$(425)	$(1,297)

Loans individually evaluated: Expected credit losses for loans evaluated individually are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or when the Bank determines that foreclosure is probable, the expected credit loss is measured based on the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. As a practical expedient, the Banks measure the expected credit loss for a loan using the fair value of the collateral, if repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Banks’ assessment as of the reporting date. In both cases, if the fair value of the collateral is less than the amortized cost basis of the loan, the

Banks will recognize an allowance as the difference between the fair value of the collateral, less costs to sell (if applicable), at the reporting date and the amortized cost basis of the loan. If the fair value of the collateral exceeds the amortized cost basis of the loan, any expected recovery added to the amortized cost basis will be limited to the amount previously charged-off by the subsequent changes in the expected credit losses for loans evaluated individually are included within the provision for credit losses in the same manner in which the expected credit loss initially was recognized or as a reduction in the provision that would otherwise be reported.

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

Note 18:  BANNER CORPORATION (PARENT COMPANY ONLY)

Summary financial information is as follows (in thousands):

Statements of Financial Condition	December 31
	2020	2019
ASSETS
Cash	$131,594	$54,257
Investment in trust equities	4,444	4,444
Investment in subsidiaries	1,751,141	1,691,907
Other assets	2,852	19,471
Total assets	$1,890,031	$1,770,079
LIABILITIES AND SHAREHOLDERS’ EQUITY
Miscellaneous liabilities	$2,170	$52,322
Deferred tax liability	6,422	4,419
Subordinated notes, net	98,201	—
Junior subordinated debentures at fair value	116,974	119,304
Shareholders’ equity	1,666,264	1,594,034
Total liabilities and shareholders’ equity	$1,890,031	$1,770,079

Statements of Operations	Years Ended December 31
	2020	2019	2018
INTEREST INCOME:
Interest-bearing deposits	$112	$98	$49
OTHER INCOME (EXPENSE):
Dividend income from subsidiaries	87,748	119,333	72,604
Equity in undistributed income of subsidiaries	36,401	35,134	72,419
Other income	62	33	56
Interest on other borrowings	(7,204)	(6,574)	(6,136)
Other expenses	(3,530)	(4,045)	(4,761)
Net income before taxes	113,589	143,979	134,231
BENEFIT FROM INCOME TAXES	(2,339)	(2,299)	(2,284)
NET INCOME	$115,928	$146,278	$136,515

Statements of Cash Flows	Years Ended December 31
	2020	2019	2018
OPERATING ACTIVITIES:
Net income	$115,928	$146,278	$136,515
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(36,401)	(35,134)	(72,419)
Decrease in deferred taxes	1,438	6,969	150
Share-based compensation	9,168	7,142	6,554
Net change in other assets	16,756	2,594	(19,268)
Net change in other liabilities	(235)	(120)	201
Net cash provided from operating activities	106,654	127,729	51,733
INVESTING ACTIVITIES:
Funds transferred to deferred compensation trust	(38)	(32)	(27)
Reduction in investment in subsidiaries	—	—	37,000
Acquisitions	—	442	(329)
Net cash (used by) provided from investing activities	(38)	410	36,644
FINANCING ACTIVITIES:
Net proceeds from issuance of subordinated notes	98,027	—	—
Withholding taxes paid on share-based compensation	(1,453)	(1,915)	(1,554)
Repurchase of common stock	(31,775)	(53,922)	(34,401)
Cash dividends paid	(94,078)	(56,074)	(59,280)
Net cash used by financing activities	(29,279)	(111,911)	(95,235)
NET CHANGE IN CASH	77,337	16,228	(6,858)
CASH, BEGINNING OF PERIOD	54,257	38,029	44,887
CASH, END OF PERIOD	$131,594	$54,257	$38,029

Note 19: STOCK REPURCHASES

On March 28, 2018 the Company announced that its Board of Directors had authorized the repurchase up to 5% of the Company’s common stock, or 1,621,549 of the Company’s outstanding shares. Under the authorization, shares could be repurchased by the Company in open market purchases. During the year ended December 31, 2018, the Company repurchased 594,711 common shares at an average price of $57.82 per share. Of the total shares repurchased, 269,711 shares were repurchased prior to March 28, 2018 and were therefore accounted for under the 2017 authorization. The remaining 325,000 shares were repurchased subsequent to March 28, 2018 and are accounted for under the 2018 authorization. In addition to the shares repurchased under the authorization, there were 27,653 shares surrendered during 2018 by employees to satisfy tax withholding obligations upon vesting of restricted stock grants.

On March 27, 2019, the Company announced that its Board of Directors had authorized the repurchase up to 5% of the Company's common stock, or 1,757,637 of the Company's outstanding shares. Under the authorization, shares may be repurchased by the Company in open market purchases. During the year ended December 31, 2019, the Company repurchased 1,000,000 common shares at an average price of $53.90 per share. All repurchases of shares in 2019 occurred subsequent to March 27, 2019 and are accounted for under the 2019 authorization leaving 757,637 shares available for future repurchase. In addition to the shares repurchased under the 2019 authorization, there were 33,777 shares surrendered during 2019 by employees to satisfy tax withholding obligations upon vesting of restricted stock. There were 624,780 shares repurchased in the first quarter of 2020 under the 2019 authorization at an average price of $50.84 per share. This authorization expired in March 2020.

On December 21, 2020, the Company announced that its Board of Directors had authorized the repurchase of up to 1,757,781 of the Company’s common stock (which was equivalent to 5% of the Company’s common stock). Under the authorization, shares may be repurchased by the Company in open market purchases. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the year ended December 31, 2020 no shares were repurchased under the 2020 authorization. Additionally, there were 41,507 shares surrendered during 2020 by employees to satisfy tax withholding obligations upon vesting of restricted stock and settlement of restricted stock units.

Note 20:  CALCULATION OF EARNINGS PER COMMON SHARE

The following tables show the calculation of earnings per common share (in thousands, except per share data):

	Years Ended December 31
	2020	2019	2018
Net income	$115,928	$146,278	$136,515
Weighted average number of common shares outstanding
Basic	35,264,252	34,868,434	32,784,724
Diluted	35,528,848	34,967,684	32,894,425
Earnings per common share
Basic	$3.29	$4.20	$4.16
Diluted	$3.26	$4.18	$4.15

At December 31, 2020, 2019 and 2018 there were 578,136, 367,230, and 315,301, respectively, of issued but unvested restricted stock shares and units that were included in the computation of diluted earnings per share.

Note 21:  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Results of operations on a quarterly basis for the years ended December 31, 2020, 2019 and 2018 were as follows (dollars in thousands except for per share data):

	Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$131,665	$128,747	$129,581	$129,153
Interest expense	12,407	9,167	8,555	7,716
Net interest income before provision for loan losses	119,258	119,580	121,026	121,437
Provision (recapture) for credit losses	21,748	29,528	13,641	(601)
Net interest income	97,510	90,052	107,385	122,038
Non-interest income	19,165	27,720	28,222	23,509
Non-interest expense	95,185	89,637	91,567	96,759
Income before provision for income taxes	21,490	28,135	44,040	48,788
Provision for income taxes	4,608	4,594	7,492	9,831
Net income	$16,882	$23,541	$36,548	$38,957
Basic earnings per share	$0.48	$0.67	$1.04	$1.11
Diluted earnings per share	0.47	0.67	1.03	1.10
Dividends declared	0.41	—	0.41	0.41

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$130,000	$130,840	$131,438	$133,409
Interest expense	13,892	14,143	14,815	13,918
Net interest income before provision for loan losses	116,108	116,697	116,623	119,491
Provision for loan losses	2,000	2,000	2,000	4,000
Net interest income	114,108	114,697	114,623	115,491
Non-interest income	18,121	22,674	20,864	20,282
Non-interest expense	90,014	86,716	87,308	93,690
Income before provision for income taxes	42,215	50,655	48,179	42,083
Provision for income taxes	8,869	10,955	8,602	8,428
Net income	$33,346	$39,700	$39,577	$33,655
Basic earnings per share	$0.95	$1.14	$1.15	$0.96
Diluted earnings per share	0.95	1.14	1.15	0.95
Dividends declared	0.41	0.41	0.41	1.41

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$104,820	$112,423	$117,660	$128,744
Interest expense	5,447	7,360	8,570	11,282
Net interest income before provision for loan losses	99,373	105,063	109,090	117,462
Provision for loan losses	2,000	2,000	2,000	2,500
Net interest income	97,373	103,063	107,090	114,962
Non-interest income	21,362	21,217	20,399	21,015
Non-interest expense	81,706	82,637	81,632	95,396
Income before provision for income taxes	37,029	41,643	45,857	40,581
Provision for income taxes	8,239	9,219	8,084	3,053
Net income	$28,790	$32,424	$37,773	$37,528
Basic earnings per share	$0.89	$1.01	$1.17	$1.10
Diluted earnings per share	0.89	1.00	1.17	1.09
Dividends declared	0.35	0.85	0.38	0.38
Note 22:  COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance Sheet Risk—The Company has financial instruments with off-balance-sheet risk generated in the normal course of business to meet the financing needs of its clients.  These financial instruments include commitments to extend credit, commitments related to standby letters of credit, commitments to originate loans, commitments to sell loans, and commitments to buy or sell securities. These instruments involve, to varying degrees, elements of credit and interest rate risk similar to the risk involved in on-balance sheet items recognized in our Consolidated Statements of Financial Condition.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	December 31, 2020	December 31, 2019
Commitments to extend credit	$3,207,072	$3,051,681
Standby letters of credit and financial guarantees	18,415	14,298
Commitments to originate loans	101,426	39,676
Risk participation agreement	40,949	41,022

Derivatives also included in Note 23:
Commitments to originate loans held for sale	169,653	66,196
Commitments to sell loans secured by one- to four-family residential properties	79,414	70,895
Commitments to sell securities related to mortgage banking activities	204,000	239,320

In addition to the commitments disclosed in the table above, the Company is committed to funding its unfunded tax credit investments (see Note 12, Income Taxes). During 2019, the Company entered into an agreement to invest $10.0 million in a limited partnership. At December 31, 2020, the Company had funded $2.8 million of the commitment, with $7.2 million of the commitment remaining to be funded, compared to $467,000 of the commitment funded, with $9.5 million to be funded at December 31, 2019.

Commitments to extend credit are agreements to lend to a client, as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements.  Each client’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the client.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company’s allowance for credit losses - unfunded loan commitments was $13.3 million and $2.7 million, at December 31, 2020 and 2019, respectively.

Standby letters of credit are conditional commitments issued to guarantee a client’s performance or payment to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Under a risk participation agreement, Banner Bank guarantees the financial performance of a borrower on the participated portion of an interest rate swap on a loan.

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to clients during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the client. The Banner Bank then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans would require a lock extension. The cost of a lock extension at times was borne by the client and at times by the Banner Bank. These lock extension costs have not had a material impact to our operations. For mandatory delivery commitments the Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during 2020 or 2019. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to clients and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract. Changes in the value of rate lock commitments are recorded as assets and liabilities as explained in Note 1: “Derivative Instruments.”

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Banks hold a security interest.  Based upon the information known to management at this time, the Company and the Banks are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at December 31, 2020.

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

NOTE 23: DERIVATIVES AND HEDGING

The Company, through its Banner Bank subsidiary, is party to various derivative instruments that are used for asset and liability management and client financing needs. Derivative instruments are contracts between two or more parties that have a notional amount and an underlying variable, require no net investment and allow for the net settlement of positions. The notional amount serves as the basis for the payment provision of the contract and takes the form of units, such as shares or dollars. The underlying variable represents a specified interest rate, index, or other component. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and influences the market value of the derivative contract. The Company obtains dealer quotations to value its derivative contracts.

The Company’s predominant derivative and hedging activities involve interest rate swaps related to certain term loans and forward sales contracts associated with mortgage banking activities. Generally, these instruments help the Company manage exposure to market risk and meet client financing needs. Market risk represents the possibility that economic value or net interest income will be adversely affected by fluctuations in external factors such as market-driven interest rates and prices or other economic factors.

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

Under a prior program, clients received fixed interest rate commercial loans and Banner Bank subsequently hedged that fixed-rate loan by entering into an interest rate swap with a dealer counterparty. Banner Bank receives fixed-rate payments from the clients on the loans and makes similar fixed-rate payments to the dealer counterparty on the swaps in exchange for variable-rate payments based on the one-month LIBOR index. Some of these interest rate swaps are designated as fair value hedges. Through application of the “short cut method of accounting,” there is an assumption that the hedges are effective. Banner Bank discontinued originating interest rate swaps under this program in 2008.
As of December 31, 2020 and December 31, 2019, the notional values or contractual amounts and fair values of the Company’s derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$338	$9	$3,567	$220	$338	$9	$3,567	$220

(1)    Included in Loans Receivable on the Consolidated Statements of Financial Condition.
(2)    Included in Other Liabilities on the Consolidated Statements of Financial Condition.

Derivatives Not Designated in Hedge Relationships

Interest Rate Swaps: Banner Bank uses an interest rate swap program for commercial loan clients, that provides the client with a variable-rate loan and enters into an interest rate swap in which the client receives a variable-rate payment in exchange for a fixed-rate payment. The Bank offsets its risk exposure by entering into an offsetting interest rate swap with a dealer counterparty for the same notional amount and length of term as the client interest rate swap providing the dealer counterparty with a fixed-rate payment in exchange for a variable-rate payment. These swaps do not qualify as designated hedges; therefore, each swap is accounted for as a free standing derivative.

Mortgage Banking: The Company sells originated one- to four-family and multifamily mortgage loans into the secondary mortgage loan markets. During the period of loan origination and prior to the sale of the loans in the secondary market, the Company has exposure to movements in interest rates associated with written interest rate lock commitments with potential borrowers to originate one- to four-family loans that are intended to be sold and for closed one- to four-family and multifamily mortgage loans held for sale for which fair value accounting has been elected, that are awaiting sale and delivery into the secondary market. The Company economically hedges the risk of changing interest rates associated with these mortgage loan commitments by entering into forward sales contracts to sell one- to four-family and multifamily mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates.

As of December 31, 2020 and December 31, 2019, the notional values or contractual amounts and fair values of the Company’s derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$451,760	$39,057	$371,957	$14,982	$451,760	$22,327	$371,957	$10,746
Mortgage loan commitments	140,390	5,221	50,755	791	72,511	199	65,855	190
Forward sales contracts	79,414	420	70,895	317	204,000	1,556	239,320	484
	$671,564	$44,698	$493,607	$16,090	$728,271	$24,082	$677,132	$11,420

(1)    Included in Other assets on the Consolidated Statements of Financial Condition, with the exception of certain interest swaps and mortgage loan commitments (with a fair value of $231,000 at December 31, 2020 and $347,000 at December 31, 2019), which are included in Loans Receivable.
(2)    Included in Other Liabilities on the Consolidated Statements of Financial Condition.

Gains (losses) recognized in income on non-designated hedging instruments for the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

		For the Years Ended December 31
	Location on Income Statement	2020	2019	2018
Mortgage loan commitments	Mortgage banking operations	$4,430	$518	$47
Forward sales contracts	Mortgage banking operations	(1,334)	(693)	(775)
		$3,096	$(175)	$(728)

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at December 31, 2020 or December 31, 2019, it could have been required to settle its obligations under the agreements at the termination value. As of December 31, 2020 and 2019, the termination value of derivatives in a net liability position related to these agreements was $48.6 million and $15.2 million, respectively. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $47.1 million and $28.1 million as of December 31, 2020 and 2019, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable. In addition, some of interest rate swap derivatives between Banner Bank and the dealer counterparties are cleared through central clearing houses. These clearing houses characterize the variation margin payments as settlements of the derivative’s market exposure and not as collateral. The variation margin is treated as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative liability. As of December 31, 2020 and December 31, 2019, the variation margin adjustment was a negative adjustment of $16.9 million and $4.3 million, respectively.

The following presents additional information related to the Company’s derivative contracts, by type of financial instrument, as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020
				Gross Amounts of Financial Instruments Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Derivative Amount	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$39,066	$—	$39,066	$—	$—	$39,066
	$39,066	$—	$39,066	$—	$—	$39,066

Derivative liabilities
Interest rate swaps	$39,204	$(16,868)	$22,336	$—	$(22,220)	$116
	$39,204	$(16,868)	$22,336	$—	$(22,220)	$116

	December 31, 2019
				Gross Amounts of Financial Instruments Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Derivative Amount	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$15,242	$(40)	$15,202	$—	$—	$15,202
	$15,242	$(40)	$15,202	$—	$—	$15,202

Derivative liabilities
Interest rate swaps	$15,242	$(4,276)	$10,966	$—	$(15,209)	$(4,243)
	$15,242	$(4,276)	$10,966	$—	$(15,209)	$(4,243)

NOTE 24: REVENUE FROM CONTRACTS WITH CLIENTS

Disaggregation of Revenue:

Deposit fees and other service charges for the years ended December 31, 2020, 2019 and 2018 are summarized as follows (in thousands):

	Years Ended December 31
	2020	2019	2018
Deposit service charges	16,428	19,236	18,089
Debit and credit interchange fees	20,052	27,752	31,713
Debit and credit card expense	(9,098)	(8,527)	(8,511)
Merchant services income	12,554	13,111	10,226
Merchant services expenses	(10,042)	(10,512)	(7,767)
Other service charges	4,490	5,572	4,324
Total deposit fees and other service charges	34,384	46,632	48,074

Deposit fees and other service charges

Deposit fees and other service charges include transaction and non-transaction based deposit fees. Transaction based fees on deposit accounts are charged to deposit clients for specific services provided to the client. These fees include such items as wire fees, official check fees, and overdraft fees. These are contract specific to each individual transaction and do not extend beyond the individual transaction. The performance obligation is completed and the fees are recognized at the time the specific transactional service is provided to the client. Non-transactional deposit fees are typically monthly account maintenance fees charged on deposit accounts. These are day-to-day contracts that can be canceled by either party without notice. The performance obligation is satisfied and the fees are recognized on a monthly basis after the service period is completed.

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

Merchant services income

Merchant services income represents fees earned by the Banks for card payment services provided to its merchant clients. The Banks have a contract with a third party to provide card payment services to the Banks’ merchants that contract for those services. The third party provider has contracts with the Banks’ merchants to provide the card payment services. The Banks do not have a direct contractual relationship with its merchants for these services. The Banks set the rates for the services provided by the third party. The third party provider passes the payments made by the Banks’ merchants through to the Banks. The Banks, in turn, pay the third party provider for the services it provides to the Banks’ merchants. These payments to the third party provider are recorded as expenses as a net reduction against fee income. In addition, a portion of the payment received by the Banks represents interchange fees which are passed through to the card issuing bank. Income is primarily earned based on the dollar volume and number of transactions processed. The performance obligation is satisfied and the related fee is earned when each payment is accepted by the processing network.

NOTE 25: LEASES

The Company leases 103 buildings and offices under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Lease Position

The table below presents the lease right-of-use assets and lease liabilities recorded on the balance sheet at December 31, 2020 and December 31, 2019 (dollars in thousands):

	Classification on the Balance Sheet	December 31, 2020	December 31, 2019
Assets
Operating right-of-use lease assets	Other assets	$55,367	$61,766

Liabilities
Operating lease liabilities	Accrued expenses and other liabilities	$59,343	$65,818

Weighted-average remaining lease term
Operating leases	5.8 years	6.2 years

Weighted-average discount rate
Operating leases	3.3%	3.7%

Lease Costs

The table below presents certain information related to the lease costs for operating leases for the year ended December 31, 2020 and December 31, 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost (1)	$17,337	$15,388
Short-term lease cost (1)	97	327
Variable lease cost (1)	2,778	2,396
Less sublease income (1)	(946)	(925)
Total lease cost	$19,266	$17,186

(1)    Lease expenses and sublease income are classified within occupancy and equipment expense on the Consolidated Statements of Operations. Rental expense was $17.2 million for the year ended December 31, 2018.

Supplemental Cash Flow Information

Operating cash flows paid for operating lease amounts included in the measurement of lease liabilities were $17.1 million for the year ended December 31, 2020 and $15.4 million for the year ended December 31, 2019. The Company recorded $9.2 million of right-of-use lease assets in exchange for operating lease liabilities for the year ended December 31, 2020 and $78.8 million for the year ended December 31, 2019

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years beginning with 2021 and the total of the remaining years to the operating lease liabilities recorded on the Consolidated Statements of Financial Position (in thousands):

Operating Leases
2021	$16,020
2022	13,058
2023	10,093
2024	8,068
2025	5,905
Thereafter	12,217
Total minimum lease payments	65,361
Less: amount of lease payments representing interest	(6,018)
Lease obligations	$59,343

As of December 31, 2020 and December 31, 2019, the Company had no undiscounted lease payments under an operating lease that had not yet commenced.

BANNER CORPORATION

Exhibit	Index of Exhibits
2 {a}
Agreement and Plan of Merger, dated as of July 25, 2018, by and between Banner Corporation and Skagit Bancorp, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2018 (File No. 000-26584)).

3{a}	Amended and Restated Articles of Incorporation of Registrant [incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 29, 2010 (File No. 000-26584)].

3{b}	Articles of Amendment of Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1,2011 (File No. 000-26584))

3{c}
Articles of Amendment to Amended and Restated Articles of Incorporation of Registrant for nonvoting common stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 18, 2015 (File No. 00026584)).

3{d}	Amended and Restated Bylaws of Registrant [incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 29, 2020 (File No. 000-26584)].

4.2	Description of Capital Stock

4.3	Issuance of base indenture, first supplemental indenture and subordinated note [incorporated by reference to the exhibits filed with Form 8-K on June 30, 2020 (File No. 000-26584)]

10{a}	Amended and Restated Employment Agreement, with Mark J. Grescovich [incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2013 (File No. 000-26584].

10{b}
Form of Supplemental Executive Retirement Program Agreement with Gary Sirmon, Michael K. Larsen, Lloyd W. Baker, Cynthia D. Purcell and Richard B. Barton [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 and the exhibits filed with the Form 8-K on May 6, 2008 (File No. 000-26584)].

10{c}
Form of Employment Contract entered into with Lloyd W. Baker, Cynthia D. Purcell and Richard B. Barton [incorporated by reference to exhibits filed with the Form 8-K on June 25, 2014 (File No. 000-26584)].

10{d}
2005 Executive Officer and Director Stock Account Deferred Compensation Plan [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-26584)].

10{e}	Entry into an Indemnification Agreement with each of the Registrant’s Directors [incorporated by reference to exhibits filed with the Form 8-K on January 29, 2010 (File No. 000-26584)].

10{f}	2012 Restricted Stock and Incentive Bonus Plan [incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 19, 2013 (File No. 000-26584)].

10{g}
Form of Performance-Based Restricted Stock Award Agreement [incorporated by reference to Exhibit 10.1 included in the Registrant’s Current Report on Form 8-K filed on June 4, 2013 (File No. 000-26584)].

10{h}	Form of Time-Based Restricted Stock Award Agreement [incorporated by reference to Exhibit 10.1 included in the Registrant’s Current Report on Form 8-K filed on June 4, 2013 (File No. 000-26584)].

10{i}
2014 Omnibus Incentive Plan [incorporated by reference as Appendix C to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 24, 2014 (File No. 000-26584)] and amendments [incorporated by reference to the Form 8-K filed on March 25, 2015 (File No. 000-26534)].

10{j}
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

10{k}	2018 Omnibus Incentive Plan [incorporated by reference as Appendix D to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 23, 2018 (File No. 000-26584)]

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

14	Code of Ethics [Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.bannerbank.com in the section titled Corporate Overview: Governance Document

21	Subsidiaries of the Registrant.

23.1	Consent of Registered Independent Public Accounting Firm – Moss Adams LLP.

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included in Exhibit 101)