Form 10-K/A
period 2020-12-31
BANNER CORP
filed 2021-02-26
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
 The number of shares outstanding of the registrant’s classes of common stock as of January 31, 2021:
Common Stock, $.01 par value – 35,155,818 shares
 Documents Incorporated by Reference
Portions of Proxy Statement for Annual Meeting of Shareholders to be held April 28, 2021 are incorporated by reference into Part III.

TABLE OF CONTENTS

Page
Explanatory Note	4

PART II Item 8. Financial Statements and Supplementary Data, pp 91 to 93 of the Annual Report	5 to 7

PART IV Item 15. Exhibits	8

SIGNATURES	9

EXPLANATORY NOTE

This amended annual report on Form 10-K/A amends the annual report on Form 10-K of Banner Corporation (“Registrant”) for the year ended December 31, 2020 initially filed with the Securities and Exchange Commission on February 23, 2021 (the “Original Filing”) for the sole purpose of including the signature of Moss Adams LLP, the Registrant’s independent registered public accounting firm, in two separate places where such signatures were inadvertently omitted in the Original Filing. The signatures were timely provided by Moss Adams LLP and received by the Registrant at the time of the Original Filing. We have not modified or updated disclosures presented in the Original Filing except by amending the Report of Independent Registered Public Accounting Firm - Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting and Exhibit 23.1 – Consent of Independent Registered Public Accounting Firm to include the signature of Moss Adams LLP, the Registrant’s independent registered public accounting firm.

Three pages of the Form 10-K and one Exhibit (Exhibit 23.1) have been corrected as a result of this Amendment solely to add "/s/ Moss Adams LLP":

1. Item 8. Financial Statements and Supplementary Data, pp 91-93 of the Annual Report.

These three pages, as amended, read as follows:

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

/s/ Moss Adams LLP

Spokane, Washington
February 23, 2021

We have served as the Company’s auditor since 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
Exhibits

(a)     Documents filed as part of this report:

1.Report of Independent Registered Public Accounting Firm.
2.There are no financial statements included in this Form 10-K/A.
3.There are no financial statement schedules included in this Form 10-K/A.
4.The exhibits listed on the “Exhibit Index” to this Form 10-K/A are filed with this Form 10-K/A.

(b)     The exhibits listed on the “Exhibit Index” to this Form 10-K/A are filed with this Form 10-K/A.

(c)     Additional Financial Statement Schedules

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banner Corporation

Date: February 26, 2021	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

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