Form 10-Q
period 2021-03-31
BANNER CORP
filed 2021-05-05
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2021
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[x]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company			☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).				Yes	☐	No	[x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:				As of April 30, 2021
Common Stock, $.01 par value per share				34,797,764 shares

BANNER CORPORATION AND SUBSIDIARIES

Special Note Regarding Forward-Looking Statements

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, liquidity, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements. The novel coronavirus (COVID-19) pandemic, is adversely affecting us, our clients, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. Deterioration in general business and economic conditions, including increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways. Other factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses and provisions for credit losses; the ability to manage loan delinquency rates; competitive pressures among financial services companies; changes in consumer spending or borrowing and spending habits; interest rate movements generally and the relative differences between short and long-term interest rates, loan and deposit interest rates, net interest margin and funding sources; uncertainty regarding the future of the London Interbank Offered Rate (LIBOR), and the potential transition away from LIBOR toward new interest rate benchmarks; the impact of repricing and competitors’ pricing initiatives on loan and deposit products; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values; the ability to adapt successfully to technological changes to meet clients’ needs and developments in the marketplace; the ability to access cost-effective funding; the ability to control operating costs and expenses; the use of estimates in determining fair value of certain assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect employees, and potential associated charges; disruptions, security breaches or other adverse events, failures or interruptions in, or attacks on, information technology systems or on the third-party vendors who perform critical processing functions; changes in financial markets; changes in economic conditions in general and in Washington, Idaho, Oregon and California in particular; secondary market conditions for loans and the ability to sell loans in the secondary market; the costs, effects and outcomes of litigation; legislation or regulatory changes or reforms, including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, results of safety and soundness and compliance examinations by the Board of Governors of the Federal Reserve System (the Federal Reserve), the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks, (the Washington DFI) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require restitution or institute an informal or formal enforcement action which could require an increase in reserves for loan losses, write-downs of assets or changes in regulatory capital position, or affect the ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions, any of which could adversely affect liquidity and earnings; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations; changes in accounting principles, policies or guidelines, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory and technological factors affecting operations, pricing, products and services; including the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the CARES Act) and the Consolidated Appropriations Act, 2021 the (CAA); future acquisitions by Banner of other depository institutions or lines of business; and future goodwill impairment due to changes in Banner’s business, changes in market conditions, including as a result of the COVID-19 pandemic, including recent vaccination efforts, or other factors; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (SEC), including this report on Form 10-Q.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us. Further, many of these risks and uncertainties are currently amplified by and may continue to be amplified by or may, in the future, be amplified by, the COVID-19 pandemic.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.  All references to “Banner” refer to Banner Corporation and those to “the Bank” refer to its wholly-owned subsidiary, Banner Bank.

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
March 31, 2021 and December 31, 2020

ASSETS	March 31, 2021	December 31, 2020
Cash and due from banks	$296,184	$311,899
Interest bearing deposits	1,353,743	922,284
Total cash and cash equivalents	1,649,927	1,234,183
Securities—trading	25,039	24,980
Securities—available-for-sale, amortized cost $2,996,902 and $2,256,189, respectively	2,989,760	2,322,593
Securities—held-to-maturity, net of allowance for credit losses of $98 and $94, respectively, fair value $459,595 and $448,681, respectively	441,857	421,713
Total securities	3,456,656	2,769,286
Federal Home Loan Bank (FHLB) stock	14,001	16,358
Loans held for sale (includes $60.0 million and $133.6 million, at fair value, respectively)	135,263	243,795
Loans receivable	9,947,697	9,870,982
Allowance for credit losses - loans	(156,054)	(167,279)
Net loans receivable	9,791,643	9,703,703
Accrued interest receivable	49,214	46,617
Real estate owned (REO), held for sale, net	340	816
Property and equipment, net	161,268	164,556
Goodwill	373,121	373,121
Other intangibles, net	19,715	21,426
Bank-owned life insurance (BOLI)	191,388	191,830
Deferred tax assets, net	83,178	65,742
Operating lease right-of-use assets	56,217	55,367
Other assets	137,861	144,823
Total assets	$16,119,792	$15,031,623
LIABILITIES
Deposits:
Non-interest-bearing	$5,994,693	$5,492,924
Interest-bearing transaction and savings accounts	6,647,196	6,159,052
Interest-bearing certificates	906,978	915,320
Total deposits	13,548,867	12,567,296
Advances from FHLB	100,000	150,000
Other borrowings	216,260	184,785
Subordinated notes, net	98,290	98,201
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	117,248	116,974
Operating lease liabilities	59,884	59,343
Accrued expenses and other liabilities	313,801	143,300
Deferred compensation	46,625	45,460
Total liabilities	14,500,975	13,365,359
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 34,735,343 shares issued and outstanding at March 31, 2021; 35,159,200 shares issued and outstanding at December 31, 2020	1,326,269	1,349,879
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2021; no shares issued and outstanding at December 31, 2020	—	—
Retained earnings	279,582	247,316
Carrying value of shares held in trust for stock-based compensation plans	(7,614)	(7,636)
Liability for common stock issued to stock related compensation plans	7,614	7,636
Accumulated other comprehensive income	12,966	69,069
Total shareholders’ equity	1,618,817	1,666,264
Total liabilities and shareholders’ equity	$16,119,792	$15,031,623
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except shares and per share amounts)
For the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020
INTEREST INCOME:
Loans receivable	$108,924	$118,926
Mortgage-backed securities	9,371	9,137
Securities and cash equivalents	6,226	3,602
Total interest income	124,521	131,665
INTEREST EXPENSE:
Deposits	3,609	8,750
FHLB advances	934	2,064
Other borrowings	109	116
Subordinated debt	2,208	1,477
Total interest expense	6,860	12,407
Net interest income	117,661	119,258
(RECAPTURE)/PROVISION FOR CREDIT LOSSES	(9,251)	23,470
Net interest income after (recapture)/provision for credit losses	126,912	95,788
NON-INTEREST INCOME:
Deposit fees and other service charges	8,939	9,803
Mortgage banking operations	11,440	10,191
Bank-owned life insurance (BOLI)	1,307	1,050
Miscellaneous	2,042	2,639
	23,728	23,683
Net gain on sale of securities	485	78
Net change in valuation of financial instruments carried at fair value	59	(4,596)
Total non-interest income	24,272	19,165
NON-INTEREST EXPENSE:
Salary and employee benefits	64,819	59,908
Less capitalized loan origination costs	(9,696)	(5,806)
Occupancy and equipment	12,989	13,107
Information/computer data services	6,203	5,810
Payment and card processing expenses	4,326	4,240
Professional and legal expenses	3,328	1,919
Advertising and marketing	1,263	1,827
Deposit insurance expense	1,533	1,635
State/municipal business and use taxes	1,065	984
REO operations, net	(242)	100
Amortization of core deposit intangibles	1,711	2,001
Miscellaneous	5,509	6,357
	92,808	92,082
COVID-19 expenses	148	239
Merger and acquisition related expenses	571	1,142
Total non-interest expense	93,527	93,463
Income before provision for income taxes	57,657	21,490
PROVISION FOR INCOME TAXES	10,802	4,608
NET INCOME	$46,855	$16,882
Earnings per common share:
Basic	$1.34	$0.48
Diluted	$1.33	$0.47
Cumulative dividends declared per common share	$0.41	$0.41
Weighted average number of common shares outstanding:
Basic	34,973,383	35,463,541
Diluted	35,303,483	35,640,463
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020
NET INCOME	$46,855	$16,882
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES:
Unrealized holding (loss) gain on available-for-sale securities arising during the period	(73,107)	42,178
Income tax benefit (expense) related to available-for-sale securities unrealized holding (loss) gain	17,546	(10,123)
Reclassification for net gain on available-for-sale securities realized in earnings	(439)	(78)
Income tax expense related to available-for-sale securities realized in earnings	105	19
Changes in fair value of junior subordinated debentures related to instrument specific credit risk	(274)	19,509
Income tax benefit (expense) related to junior subordinated debentures	66	(4,682)
Other comprehensive (loss) income	(56,103)	46,823
COMPREHENSIVE (LOSS) INCOME	$(9,248)	$63,705

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands, except shares)
For the Three Months Ended March 31, 2021 and the Year Ended December 31, 2020

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2020	35,751,576	$1,373,940	$186,838	$33,256	$1,594,034

New credit standard (Accounting Standards Codification (ASC) 326) - impact in year of adoption			(11,215)		(11,215)
Net income			16,882		16,882
Other comprehensive income, net of income tax				46,823	46,823
Accrual of dividends on common stock ($0.41/share)			(14,583)		(14,583)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(24,337)	1,534			1,534
Repurchase of common stock	(624,780)	(31,775)			(31,775)

Balance, March 31, 2020	35,102,459	$1,343,699	$177,922	$80,079	$1,601,700

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity
	Shares	Amount
Balance, April 1, 2020	35,102,459	$1,343,699	$177,922	$80,079	$1,601,700

Net income			23,541		23,541
Other comprehensive loss, net of income tax				(1,520)	(1,520)
Adjustment to previously accrued dividends			(15)		(15)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	55,440	1,397			1,397

Balance, June 30, 2020	35,157,899	$1,345,096	$201,448	$78,559	$1,625,103

Continued on next page

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity
	Shares	Amounts
Balance, July 1, 2020	35,157,899	$1,345,096	$201,448	$78,559	$1,625,103

Net income			36,548		36,548
Other comprehensive loss, net of income tax				(2,601)	(2,601)
Accrual of dividends on common stock ($0.41/share)			(15,037)		(15,037)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	669	2,516			2,516

Balance, September 30, 2020	35,158,568	$1,347,612	$222,959	$75,958	$1,646,529

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity
	Shares	Amounts
Balance, October 1, 2020	35,158,568	$1,347,612	$222,959	$75,958	$1,646,529

Net income			38,957		38,957
Other comprehensive loss, net of income tax				(6,889)	(6,889)
Accrual of dividends on common stock ($0.41/share)			(14,600)		(14,600)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	632	2,267			2,267

Balance, December 31, 2020	35,159,200	$1,349,879	$247,316	$69,069	$1,666,264

Continued on next page

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2021	35,159,200	$1,349,879	$247,316	$69,069	$1,666,264

Net income			46,855		46,855
Other comprehensive loss, net of income tax				(56,103)	(56,103)
Accrual of dividends on common stock ($0.41/share)			(14,589)		(14,589)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	76,143	1,714			1,714
Repurchase of common stock	(500,000)	(25,324)			(25,324)

Balance, March 31, 2021	34,735,343	$1,326,269	$279,582	$12,966	$1,618,817

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net income	$46,855	$16,882
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	4,411	4,614
Deferred income/expense and capitalized servicing rights, net of amortization	(7,203)	(1,129)
Amortization of core deposit intangibles	1,711	2,001
Gain on sale of securities, net	(485)	(78)
Net change in valuation of financial instruments carried at fair value	(59)	4,596
(Increase) decrease in deferred taxes	(17,436)	16,507
Increase in current taxes payable	9,506	2,067
Stock-based compensation	2,152	1,872
Net change in cash surrender value of BOLI	(1,002)	(1,041)
Gain on sale of loans, excluding capitalized servicing rights	(9,487)	(8,363)
(Gain) loss on disposal of real estate held for sale and property and equipment, net	(298)	444
(Recapture) provision for credit losses	(9,251)	23,470
Origination of loans held for sale	(301,393)	(296,712)
Proceeds from sales of loans held for sale	419,412	333,094
Net change in:
Other assets	20,319	(51,061)
Other liabilities	164,729	5,400
Net cash provided from operating activities	322,481	52,563
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(1,225,723)	(143,973)
Principal repayments and maturities of securities—available-for-sale	434,651	82,760
Proceeds from sales of securities—available-for-sale	48,784	44,509
Purchases of securities—held-to-maturity	(31,170)	(206,155)
Principal repayments and maturities of securities—held-to-maturity	9,982	3,786
Purchases of equity securities	(4,750)	—
Proceeds from sales of equity securities	4,796	—
Loan originations, net of principal repayments	(77,834)	16,646
Proceeds from sales of other loans	8,367	5,751
Purchases of property and equipment	(2,334)	(3,086)
Proceeds from sale of real estate held for sale and sale of other property	1,999	877
Proceeds from FHLB stock repurchase program	2,358	47,840
Purchase of FHLB stock	—	(39,745)
Other	1,418	(72)
Net cash used in investing activities	(829,456)	(190,862)
FINANCING ACTIVITIES:
Increase in deposits, net	981,571	400,895
Repayment of long term FHLB advances	(50,000)	—
Repayment of overnight and short term FHLB advances, net	—	(203,000)
Increase in other borrowings, net	31,474	10,289
Cash dividends paid	(14,565)	(50,505)
Taxes paid related to net share settlement of equity awards	(437)	(339)
Cash paid for the repurchase of common stock	(25,324)	(31,775)
Net cash provided from financing activities	922,719	125,565
NET CHANGE IN CASH AND CASH EQUIVALENTS	415,744	(12,734)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,234,183	307,735
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,649,927	$295,001
Continued on next page

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$5,829	$13,014
Tax refunds received (paid)	100	(29)
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	—	1,588
Dividends accrued but not paid until after period end	1,381	15,277

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements include the accounts of Banner Corporation (the Company or Banner), a bank holding company incorporated in the State of Washington and its wholly-owned subsidiary, Banner Bank (the Bank).

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2021 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and note disclosures have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. Certain reclassifications have been made to the 2020 Consolidated Financial Statements and/or schedules to conform to the 2021 presentation. Prior to the first quarter of 2021, the (recapture) provision for credit losses - unfunded loan commitment was recorded as non-interest expense, beginning in the first quarter of 2021 the (recapture) provision for credit losses - unfunded loan commitment is recorded as a component of the provision for credit losses. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are significant to an understanding of Banner’s financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for credit losses, (iii) the valuation of financial assets and liabilities recorded at fair value (iv) the valuation of intangibles, such as goodwill, core deposit intangibles (CDI) and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation of assets acquired and liabilities assumed in business combinations and subsequent recognition of related income and expense, and (vii) the valuation or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC (2020 Form 10-K).  There have been no significant changes in our application of these accounting policies during the first three months of 2021.

The information included in this Form 10-Q should be read in conjunction with our 2020 Form 10-K.  Interim results are not necessarily indicative of results for a full year or any other interim period.

Note 2:  ACCOUNTING STANDARDS RECENTLY ISSUED OR ADOPTED

Reference Rate Reform (Topic 848)

In March 2020, the Financial Accounting Standards Board (FASB) issued guidance within Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, in response to the scheduled discontinuation of LIBOR on December 31, 2021. The amendments in this ASU provide optional guidance designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) necessitated by reference rate reform. Since the issuance of this guidance, the publication cessation of U.S. dollar LIBOR has been extended to June 30, 2023.

The following optional expedients for applying the requirements of certain Topics or Industry Subtopics in the Codification are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance: 1) modifications of contracts within the scope of Topics 310, Receivables, and 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; 2) modifications of contracts within the scope of Topic 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required under this Topic for modifications not accounted for as separate contracts; 3) modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Subtopic 815-15, Derivatives and Hedging- Embedded Derivatives; and 4) for other Topics or Industry Subtopics in the Codification, the amendments in this ASU also include a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. Upon adoption, an entity may make a one-time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition.

The amendments in these ASUs are effective upon the issuance date of March 12, 2020 and once adopted will apply to contract modifications made and new hedging relationships entered into through December 31, 2022. The Company will be able to use the expedients in this guidance to manage through the transition away from LIBOR, specifically as they relate to loans and leases. The adoption of this accounting guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Note 3:  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at March 31, 2021 and December 31, 2020 are summarized as follows (in thousands):

	March 31, 2021
	Amortized Cost	Fair Value
Trading:
Corporate bonds	$27,203	$25,039
	$27,203	$25,039

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$62,922	$740	$(816)	$—	$62,846
Municipal bonds	287,685	14,378	(1,328)	—	300,735
Corporate bonds	243,428	2,290	(290)	—	245,428
Mortgage-backed or related securities	2,399,117	28,710	(50,824)	—	2,377,003
Asset-backed securities	3,750	—	(2)	—	3,748
	$2,996,902	$46,118	$(53,260)	$—	$2,989,760

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$339	$6	$—	$345	$—
Municipal bonds	381,136	17,740	(1,481)	397,395	(61)
Corporate bonds	3,190	—	(7)	3,183	(37)
Mortgage-backed or related securities	57,290	1,668	(286)	58,672	—
	$441,955	$19,414	$(1,774)	$459,595	$(98)

	December 31, 2020
	Amortized Cost	Fair Value
Trading:
Corporate bonds	$27,203	$24,980
	$27,203	$24,980

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$141,668	$1,002	$(935)	$—	$141,735
Municipal bonds	283,997	19,523	(2)	—	303,518
Corporate bonds	219,086	2,762	(79)	—	221,769
Mortgage-backed or related securities	1,602,033	45,179	(1,060)	—	1,646,152
Asset-backed securities	9,405	77	(63)	—	9,419
	$2,256,189	$68,543	$(2,139)	$—	$2,322,593

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$340	$7	$—	$347	$—
Municipal bonds	370,998	24,130	(94)	395,034	(59)
Corporate bonds	3,222	—	(12)	3,210	(35)
Mortgage-backed or related securities	47,247	2,843	—	50,090	—
	$421,807	$26,980	$(106)	$448,681	$(94)

Accrued interest receivable on held-to-maturity debt securities was $2.7 million and $3.0 million as of March 31, 2021 and December 31, 2020, respectively, and was $8.2 million and $6.9 million on available-for-sale debt securities as of March 31, 2021 and December 31, 2020, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Statements of Financial Condition and is excluded from the calculation of the allowance for credit losses.

At March 31, 2021 and December 31, 2020, the gross unrealized losses and the fair value for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	March 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$3,090	$(10)	$43,952	$(806)	$47,042	$(816)
Municipal bonds	50,710	(1,232)	8,403	(96)	59,113	(1,328)
Corporate bonds	24,406	(286)	996	(4)	25,402	(290)
Mortgage-backed or related securities	863,848	(34,608)	501,048	(16,216)	1,364,896	(50,824)
Asset-backed securities	3,748	(2)	—	—	3,748	(2)
	$945,802	$(36,138)	$554,399	$(17,122)	$1,500,201	$(53,260)

	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$3,126	$(8)	$50,603	$(927)	$53,729	$(935)
Municipal bonds	495	(2)	—	—	495	(2)
Corporate bonds	3,586	(79)	—	—	3,586	(79)
Mortgage-backed or related securities	181,871	(1,046)	2,337	(14)	184,208	(1,060)
Asset-backed securities	—	—	5,676	(63)	5,676	(63)
	$189,078	$(1,135)	$58,616	$(1,004)	$247,694	$(2,139)

At March 31, 2021, there were 81 securities—available-for-sale with unrealized losses, compared to 54 at December 31, 2020.  Management does not believe that any individual unrealized loss as of March 31, 2021 or December 31, 2020 resulted from credit loss.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

There were no sales of securities—trading during the three months ended March 31, 2021 or 2020. There were no securities—trading in a nonaccrual status at March 31, 2021 or December 31, 2020.  Net unrealized holding gains of $59,000 were recognized during the three months ended March 31, 2021 compared to $4.6 million of net unrealized holding losses recognized during the three months ended March 31, 2020.

The following table presents gross gains and losses on sales of securities available-for-sale (in thousands):

	Three Months Ended March 31,
	2021	2020
Available-for-Sale:
Gross Gains	$595	$78
Gross Losses	(110)	—
Balance, end of the period	$485	$78

There were no securities—available-for-sale in a nonaccrual status at March 31, 2021 or December 31, 2020.

There were no sales of securities—held-to-maturity during the three months ended March 31, 2021 or 2020. There were no securities—held-to-maturity in a nonaccrual status or 30 days or more past due at March 31, 2021 or December 31, 2020.

There was one sale of equity securities totaling $4.8 million during the three months ended March 31, 2021 with a resulting net gain of $46,000 and no sales of equity securities during the three months ended March 31, 2020.

The amortized cost and estimated fair value of securities at March 31, 2021, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	March 31, 2021
	Trading		Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing in one year or less	$—	$—	$158,605	$158,816	$5,609	$5,671
Maturing after one year through five years	—	—	178,983	187,427	54,888	57,069
Maturing after five years through ten years	—	—	680,138	675,201	33,435	35,387
Maturing after ten years through twenty years	27,203	25,039	276,682	285,450	152,353	155,651
Maturing after twenty years	—	—	1,702,494	1,682,866	195,670	205,817
	$27,203	$25,039	$2,996,902	$2,989,760	$441,955	$459,595

The following table presents, as of March 31, 2021, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	March 31, 2021
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$206,699	$205,752	$218,842
Interest rate swap counterparties	28,385	27,749	28,550
Repurchase agreements	245,018	250,440	245,018
Other	2,588	2,588	2,648
Total pledged securities	$482,690	$486,529	$495,058

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit rating. Credit ratings are reviewed and updated quarterly. The following table summarizes the amortized cost of held-to-maturity debt securities by credit rating at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$349,687	$500	$—	$350,187
Not Rated	339	31,449	2,690	57,290	91,768
	$339	$381,136	$3,190	$57,290	$441,955

	December 31, 2020
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$349,123	$500	$—	$349,623
Not Rated	340	21,875	2,722	47,247	72,184
	$340	$370,998	$3,222	$47,247	$421,807

The following table presents the activity in the allowance for credit losses for held-to-maturity debt securities by major type for the three months ended March 31, 2021 and March 31, 2020 (in thousands):

	For the Three Months Ended March 31, 2021
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses - securities
Beginning Balance	$—	$59	$35	$—	$94
Provision for credit losses	—	2	2	—	4
Ending Balance	$—	$61	$37	$—	$98

	For the Three Months Ended March 31, 2020
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses - securities
Beginning Balance	$—	$—	$—	$—	$—
Impact of adopting ASC 326	—	28	35	—	63
Provision for credit losses	—	33	2	—	35
Ending Balance	$—	$61	$37	$—	$98

Note 4: LOANS RECEIVABLE AND THE ALLOWANCE FOR CREDIT LOSSES - LOANS

The following table presents the loans receivable at March 31, 2021 and December 31, 2020 by class (dollars in thousands).

	March 31, 2021		December 31, 2020
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,045,656	10.5%	$1,076,467	10.9%
Investment properties	1,931,805	19.4	1,955,684	19.8
Small balance CRE	639,330	6.4	573,849	5.8
Multifamily real estate	433,775	4.3	428,223	4.4
Construction, land and land development:
Commercial construction	199,037	2.0	228,937	2.3
Multifamily construction	305,694	3.1	305,527	3.1
One- to four-family construction	542,840	5.5	507,810	5.1
Land and land development	266,730	2.7	248,915	2.5
Commercial business:
Commercial business (1)	2,376,594	23.9	2,178,461	22.1
Small business scored	717,502	7.2	743,451	7.5
Agricultural business, including secured by farmland (2)	262,410	2.6	299,949	3.0
One- to four-family residential	655,627	6.6	717,939	7.3
Consumer:
Consumer—home equity revolving lines of credit	466,132	4.7	491,812	5.0
Consumer—other	104,565	1.1	113,958	1.2
Total loans	9,947,697	100.0%	9,870,982	100.0%
Less allowance for credit losses - loans	(156,054)		(167,279)
Net loans	$9,791,643		$9,703,703

(1)    Includes $1.28 billion and $1.04 billion of U.S. Small Business Administration (SBA) Paycheck Protection Program (PPP) loans as of March 31, 2021 and December 31, 2020, respectively.
(2)    Includes $36.3 million of PPP loans as of March 31, 2021 and none as of December 31, 2020.

Loan amounts are net of unearned loan fees in excess of unamortized costs of $35.5 million as of March 31, 2021 and $25.6 million as of December 31, 2020. Net loans include net discounts on acquired loans of $13.9 million and $16.1 million as of March 31, 2021 and December 31, 2020, respectively. Net loans does not include accrued interest receivable. Accrued interest receivable on loans was $38.2 million as of March 31, 2021 and $36.6 million as of December 31, 2020 and was reported in accrued interest receivable on the Consolidated Statements of Financial Condition.

Purchased credit-deteriorated and purchased non-credit-deteriorated loans. Loans acquired in business combinations are recorded at their fair value at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-deteriorated (PCD) or purchased non-credit-deteriorated. There were no PCD loans acquired for the three months ended March 31, 2021.
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

As of March 31, 2021 and December 31, 2020, the Company had TDRs of $7.6 million and $7.9 million, respectively, and no commitments to advance additional funds related to TDRs.

There were no new TDRs that occurred during the three months ended March 31, 2021. The following table presents new TDRs that occurred during the three months ended March 31, 2020 (dollars in thousands):

	Three months ended March 31, 2020
	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Recorded Investment
Commercial business:
Commercial business	2	4,796	4,796
Total	2	$4,796	$4,796

There were no TDRs which incurred a payment default within twelve months of the restructure date during the three-month periods ended March 31, 2021 and 2020. A default on a TDR results in either a transfer to nonaccrual status or a partial charge-off, or both.

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

The following tables present the Company’s portfolio of risk-rated loans by class and by grade as of March 31, 2021 and December 31, 2020 (in thousands). Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	March 31, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$39,192	$236,836	$158,294	$147,397	$98,352	$266,316	$5,455	$951,842
Special Mention	—	—	16,835	—	2,217	87	—	19,139
Substandard	45	7,096	24,526	2,329	2,311	38,368	—	74,675
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$39,237	$243,932	$199,655	$149,726	$102,880	$304,771	$5,455	$1,045,656

Commercial real estate - investment properties
Risk Rating
Pass	$41,181	$238,095	$260,934	$284,975	$226,762	$711,557	$20,001	$1,783,505
Special Mention	—	—	—	—	—	11,079	—	11,079
Substandard	422	28,529	11,383	20,864	36,212	39,811	—	137,221
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$41,603	$266,624	$272,317	$305,839	$262,974	$762,447	$20,001	$1,931,805

Multifamily real estate
Risk Rating
Pass	$16,005	$76,245	$71,073	$37,683	$93,037	$133,912	$2,080	$430,035
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	2,312	1,428	—	—	—	—	3,740
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$16,005	$78,557	$72,501	$37,683	$93,037	$133,912	$2,080	$433,775

	March 31, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Commercial construction
Risk Rating
Pass	$4,182	$94,483	$42,572	$38,566	$332	$527	$—	$180,662
Special Mention	—	—	5,967	—	—	—	—	5,967
Substandard	3,507	—	3,938	4,865	—	98	—	12,408
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$7,689	$94,483	$52,477	$43,431	$332	$625	$—	$199,037

Multifamily construction
Risk Rating
Pass	$26,801	$84,144	$128,336	$51,514	$14,899	$—	$—	$305,694
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$26,801	$84,144	$128,336	$51,514	$14,899	$—	$—	$305,694

One- to four- family construction
Risk Rating
Pass	$204,174	$324,068	$10,374	$—	$—	$—	$3,537	$542,153
Special Mention	—	—	—	—	—	—	—	—
Substandard	356	—	331	—	—	—	—	687
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$204,530	$324,068	$10,705	$—	$—	$—	$3,537	$542,840

	March 31, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Land and land development
Risk Rating
Pass	$50,665	$141,075	$26,180	$12,004	$6,567	$10,249	$16,751	$263,491
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,869	14	28	141	187	—	—	3,239
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$53,534	$141,089	$26,208	$12,145	$6,754	$10,249	$16,751	$266,730

Commercial business
Risk Rating
Pass	$440,419	$1,103,935	$211,237	$191,647	$62,188	$100,296	$211,777	$2,321,499
Special Mention	75	96	3,184	—	752	104	10,487	14,698
Substandard	2,235	3,620	4,912	18,140	4,860	1,583	5,047	40,397
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$442,729	$1,107,651	$219,333	$209,787	$67,800	$101,983	$227,311	$2,376,594

Agricultural business including secured by farmland
Risk Rating
Pass	$12,322	$31,316	$55,503	$29,215	$20,206	$44,027	$61,005	$253,594
Special Mention	—	—	—	—	810	—	—	810
Substandard	—	445	2,548	803	144	2,175	1,891	8,006
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business including secured by farmland	$12,322	$31,761	$58,051	$30,018	$21,160	$46,202	$62,896	$262,410

	December 31, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$243,100	$156,838	$156,817	$122,484	$92,312	$212,792	$3,379	$987,722
Special Mention	—	4,560	—	2,251	—	1,869	149	8,829
Substandard	7,923	26,914	3,040	2,516	11,731	27,792	—	79,916
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$251,023	$188,312	$159,857	$127,251	$104,043	$242,453	$3,528	$1,076,467

Commercial real estate - investment properties
Risk Rating
Pass	$237,553	$262,543	$299,452	$218,018	$278,348	$502,914	$20,062	$1,818,890
Special Mention	—	2,712	—	—	2,730	1,856	—	7,298
Substandard	19,812	11,418	20,352	36,310	23,027	18,577	—	129,496
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$257,365	$276,673	$319,804	$254,328	$304,105	$523,347	$20,062	$1,955,684

Multifamily real estate
Risk Rating
Pass	$78,632	$69,825	$39,343	$93,442	$44,395	$96,863	$1,983	$424,483
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,312	1,428	—	—	—	—	—	3,740
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$80,944	$71,253	$39,343	$93,442	$44,395	$96,863	$1,983	$428,223

	December 31, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Commercial construction
Risk Rating
Pass	$83,506	$67,152	$41,299	$6,038	$2,158	$1,129	$—	$201,282
Special Mention	—	5,963	—	—	—	—	—	5,963
Substandard	12,913	3,808	4,873	—	98	—	—	21,692
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$96,419	$76,923	$46,172	$6,038	$2,256	$1,129	$—	$228,937

Multifamily construction
Risk Rating
Pass	$79,710	$151,141	$59,744	$14,932	$—	$—	$—	$305,527
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$79,710	$151,141	$59,744	$14,932	$—	$—	$—	$305,527

One- to four- family construction
Risk Rating
Pass	$461,294	$35,910	$—	$—	$—	$—	$7,581	$504,785
Special Mention	1,563	—	—	—	—	—	630	2,193
Substandard	501	331	—	—	—	—	—	832
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$463,358	$36,241	$—	$—	$—	$—	$8,211	$507,810

	December 31, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Land and land development
Risk Rating
Pass	$156,450	$37,397	$16,560	$6,801	$6,264	$4,840	$17,020	$245,332
Special Mention	—	—	—	—	—	—	—	—
Substandard	14	30	3,047	190	—	302	—	3,583
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$156,464	$37,427	$19,607	$6,991	$6,264	$5,142	$17,020	$248,915

Commercial business
Risk Rating
Pass	$1,243,276	$230,845	$203,051	$65,524	$38,757	$66,206	$264,741	$2,112,400
Special Mention	103	412	—	829	—	115	9,507	10,966
Substandard	6,624	14,413	18,569	5,224	1,320	453	8,492	55,095
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$1,250,003	$245,670	$221,620	$71,577	$40,077	$66,774	$282,740	$2,178,461

Agricultural business including secured by farmland
Risk Rating
Pass	$32,032	$62,058	$31,381	$22,635	$22,394	$24,950	$91,660	$287,110
Special Mention	—	—	—	810	—	537	—	1,347
Substandard	1,542	2,652	1,076	163	675	3,049	2,335	11,492
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business including secured by farmland	$33,574	$64,710	$32,457	$23,608	$23,069	$28,536	$93,995	$299,949

The following tables present the Company’s portfolio of non-risk-rated loans by class and delinquency status as of March 31, 2021 and December 31, 2020 (in thousands). Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	March 31, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Small balance CRE
Past Due Category
Current	$16,636	$86,223	$83,030	$89,631	$83,972	$275,125	$1,059	$635,676
30-59 Days Past Due	—	—	—	—	—	895	—	895
60-89 Days Past Due	—	—	—	—	—	1,978	—	1,978
90 Days + Past Due	—	—	—	—	558	223	—	781
Total small balance CRE	$16,636	$86,223	$83,030	$89,631	$84,530	$278,221	$1,059	$639,330

Small business scored
Past Due Category
Current	$36,376	$148,553	$134,717	$114,934	$78,944	$99,736	$100,192	$713,452
30-59 Days Past Due	50	17	139	694	82	357	121	1,460
60-89 Days Past Due	—	755	54	89	47	—	3	948
90 Days + Past Due	—	130	18	280	617	597	—	1,642
Total small business scored	$36,426	$149,455	$134,928	$115,997	$79,690	$100,690	$100,316	$717,502

One- to four- family residential
Past Due Category
Current	$16,134	$113,853	$80,610	$79,090	$82,592	$276,047	$2,740	$651,066
30-59 Days Past Due	—	277	—	247	369	94	—	987
60-89 Days Past Due	—	—	—	19	—	2	—	21
90 Days + Past Due	41	—	972	174	—	2,366	—	3,553
Total One- to four- family residential	$16,175	$114,130	$81,582	$79,530	$82,961	$278,509	$2,740	$655,627

	March 31, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$8,652	$1,216	$3,046	$3,089	$2,484	$2,888	$442,660	$464,035
30-59 Days Past Due	—	—	64	—	—	193	207	464
60-89 Days Past Due	—	—	—	—	109	—	—	109
90 Days + Past Due	—	—	413	196	127	556	232	1,524
Total Consumer—home equity revolving lines of credit	$8,652	$1,216	$3,523	$3,285	$2,720	$3,637	$443,099	$466,132

Consumer-other
Past Due Category
Current	$2,738	$19,754	$11,549	$12,375	$9,931	$24,136	$23,893	$104,376
30-59 Days Past Due	—	—	—	13	2	56	60	131
60-89 Days Past Due	—	—	27	4	—	10	17	58
90 Days + Past Due	—	—	—	—	—	—	—	—
Total Consumer-other	$2,738	$19,754	$11,576	$12,392	$9,933	$24,202	$23,970	$104,565

	December 31, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Small balance CRE
Past Due Category
Current	$56,544	$80,090	$84,749	$77,637	$68,791	$202,653	$2,550	$573,014
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	45	—	—	—	45
90 Days + Past Due	—	—	—	567	—	223	—	790
Total small balance CRE	$56,544	$80,090	$84,749	$78,249	$68,791	$202,876	$2,550	$573,849

Small business scored
Past Due Category
Current	$157,161	$145,037	$126,578	$89,734	$47,909	$63,347	$109,287	$739,053
30-59 Days Past Due	129	62	310	723	4	1	230	1,459
60-89 Days Past Due	98	147	3	140	—	352	151	891
90 Days + Past Due	73	228	800	484	169	248	46	2,048
Total small business scored	$157,461	$145,474	$127,691	$91,081	$48,082	$63,948	$109,714	$743,451

One- to four- family residential
Past Due Category
Current	$105,411	$90,425	$92,232	$101,491	$60,738	$254,850	$3,164	$708,311
30-59 Days Past Due	1,051	—	1,302	829	—	1,438	—	4,620
60-89 Days Past Due	—	—	19	—	—	936	—	955
90 Days + Past Due	—	114	1,185	456	169	2,129	—	4,053
Total One- to four- family residential	$106,462	$90,539	$94,738	$102,776	$60,907	$259,353	$3,164	$717,939

	December 31, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$10,522	$2,617	$2,553	$3,359	$1,372	$2,154	$466,490	$489,067
30-59 Days Past Due	—	—	—	—	—	50	409	459
60-89 Days Past Due	—	202	—	—	—	237	—	439
90 Days + Past Due	—	312	198	564	286	255	232	1,847
Total Consumer—home equity revolving lines of credit	$10,522	$3,131	$2,751	$3,923	$1,658	$2,696	$467,131	$491,812

Consumer-other
Past Due Category
Current	$21,811	$13,377	$13,936	$11,433	$8,575	$18,802	$25,460	$113,394
30-59 Days Past Due	48	35	15	22	46	26	44	236
60-89 Days Past Due	242	—	—	33	21	14	18	328
90 Days + Past Due	—	—	—	—	—	—	—	—
Total Consumer-other	$22,101	$13,412	$13,951	$11,488	$8,642	$18,842	$25,522	$113,958

The following tables provide the amortized cost basis of collateral-dependent loans as of March 31, 2021 and December 31, 2020 (in thousands). Our collateral dependent loans presented in the tables below have no significant concentrations by property type or location.

	March 31, 2021
	Real Estate	Accounts Receivable	Equipment	Inventory	Total
Commercial real estate:
Owner-occupied	$4,684	$—	$—	$—	$4,684
Investment properties	12,568	—	—	—	12,568
Small balance CRE	3,090	—	—	—	3,090
Commercial business
Commercial business	557	—	73	—	630
Small business scored	43	—	47	—	90
Agricultural business, including secured by farmland	427	—	930	—	1,357
Total	$21,369	$—	$1,050	$—	$22,419

	December 31, 2020
	Real Estate	Accounts Receivable	Equipment	Inventory	Total
Commercial real estate:
Owner-occupied	$7,506	$—	$—	$—	$7,506
Investment properties	8,979	—	—	—	8,979
Small balance CRE	567	—	—	—	567
Land and land development	302	—	—	—	302
Commercial business
Commercial business	557	—	—	—	557
Small business scored	44	—	47	—	91
Agricultural business, including secured by farmland	427	—	984	—	1,411
One- to four-family residential	196	—	—	—	196
Total	$18,578	$—	$1,031	$—	$19,609

The following tables provide additional detail on the age analysis of the Company’s past due loans as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$14,824	$4,687	$587	$20,098	$1,025,558	$1,045,656	$4,687	$5,416	$—
Investment properties	1	1,322	3,709	5,032	1,926,773	1,931,805	12,568	12,568	—
Small balance CRE	895	1,978	781	3,654	635,676	639,330	3,086	3,631	—
Multifamily real estate	—	—	—	—	433,775	433,775	—	—	—
Construction, land and land development:
Commercial construction	—	—	98	98	198,939	199,037	—	98	—
Multifamily construction	—	—	—	—	305,694	305,694	—	—	—
One- to four-family construction	170	—	—	170	542,670	542,840	—	687	—
Land and land development	—	—	14	14	266,716	266,730	—	201	—
Commercial business
Commercial business	159	558	228	945	2,375,649	2,376,594	628	1,266	—
Small business scored	1,460	948	1,642	4,050	713,452	717,502	90	2,928	37
Agricultural business, including secured by farmland	—	—	1,536	1,536	260,874	262,410	1,357	1,536	—
One- to four-family residential	987	21	3,553	4,561	651,066	655,627	—	4,456	1,524
Consumer:
Consumer—home equity revolving lines of credit	464	109	1,524	2,097	464,035	466,132	—	2,234	—
Consumer—other	131	58	—	189	104,376	104,565	—	10	—
Total	$19,091	$9,681	$13,672	$42,444	$9,905,253	$9,947,697	$22,416	$35,031	$1,561

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$182	$1,447	$1,629	$1,074,838	$1,076,467	$7,509	$8,429	$—
Investment properties	—	—	7,981	7,981	1,947,703	1,955,684	8,979	8,979	—
Small balance CRE	—	45	790	835	573,014	573,849	567	791	—
Multifamily real estate	—	—	—	—	428,223	428,223	—	—	—
Construction, land and land development:
Commercial construction	—	—	98	98	228,839	228,937	—	98	—
Multifamily construction	—	—	—	—	305,527	305,527	—	—	—
One- to four-family construction	356	—	331	687	507,123	507,810	—	331	—
Land and land development	—	—	317	317	248,598	248,915	302	507	—
Commercial business
Commercial business	3,247	31	2,088	5,366	2,173,095	2,178,461	555	1,988	889
Small business scored	1,459	891	2,048	4,398	739,053	743,451	91	3,419	136
Agricultural business, including secured by farmland	298	37	1,548	1,883	298,066	299,949	1,412	1,743	—
One-to four-family residential	4,620	955	4,053	9,628	708,311	717,939	171	3,556	1,899
Consumer:
Consumer secured by one- to four-family	459	439	1,847	2,745	489,067	491,812	—	2,697	130
Consumer—other	236	328	—	564	113,394	113,958	—	22	—
Total	$10,675	$2,908	$22,548	$36,131	$9,834,851	$9,870,982	$19,586	$32,560	$3,054

(1)     The Company did not recognize any interest income on non-accrual loans during both the three months ended March 31, 2021 and the year ended December 31, 2020.

The following tables provide the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31, 2021
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$57,791	$3,893	$41,295	$35,007	$4,914	$9,913	$14,466	$—	$167,279
Provision/(recapture) for credit losses	5,359	474	(4,955)	(3,786)	(297)	(2,038)	(2,792)	—	(8,035)
Recoveries	24	—	100	979	—	113	296	—	1,512
Charge-offs	(3,763)	—	—	(789)	—	—	(150)	—	(4,702)
Ending balance	$59,411	$4,367	$36,440	$31,411	$4,617	$7,988	$11,820	$—	$156,054

The changes in the allowance for credit losses during the three months ended March 31, 2021 were primarily the result of the $8.0 million recapture of provision for credit losses recorded as well as the net charge offs of $3.2 million recognized during the current quarter. The recapture of provision for credit losses for the current quarter primarily reflects the decrease in loan balances, excluding the increase in PPP loans, as well as improvement in the forecasted economic indicators.

	For the Three Months Ended March 31, 2020
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$30,591	$4,754	$22,994	$23,370	$4,120	$4,136	$8,202	$2,392	$100,559
Impact of Adopting ASC 326	(2,864)	(2,204)	2,515	3,010	(351)	7,125	2,973	(2,392)	7,812
Provision/(recapture) for credit losses	1,545	321	8,708	6,447	(1,006)	539	5,159	—	21,713
Recoveries	167	—	—	205	1,750	148	96	—	2,366
Charge-offs	(100)	(66)	—	(1,384)	—	(64)	(348)	—	(1,962)
Ending balance	$29,339	$2,805	$34,217	$31,648	$4,513	$11,884	$16,082	$—	$130,488

Note 5:  REAL ESTATE OWNED, NET

The following table presents the changes in REO for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance, beginning of the period	$816	$814
Additions from loan foreclosures	—	1,588
Proceeds from dispositions of REO	(783)	—
Gain on sale of REO	307	—
Balance, end of the period	$340	$2,402

REO properties are recorded at the estimated fair value of the property, less expected selling costs, establishing a new cost basis.  Subsequently, REO properties are carried at the lower of the new cost basis or updated fair market values, based on updated appraisals of the underlying properties, as received.  Valuation allowances on the carrying value of REO may be recognized based on updated appraisals or on management’s authorization to reduce the selling price of a property. The Company had no foreclosed one- to four-family residential real estate properties held as REO at March 31, 2021 or December 31, 2020. The Company had $609,000 of one- to four-family residential loans in the process of foreclosure at both March 31, 2021 and December 31, 2020.
Note 6:  GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At March 31, 2021, intangible assets are comprised of goodwill and CDI acquired in business combinations. Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed at least annually for impairment. Banner has identified one reporting unit for purposes of evaluating goodwill for impairment. The Company completed an assessment of qualitative factors as of December 31, 2020 and as a result of the economic impact of the COVID-19 pandemic concluded further analysis was required. The Company completed a quantitative goodwill impairment test and concluded the fair value of Banner Bank, the reporting unit, exceeded the carrying value of the reporting unit including goodwill and therefore no impairment existed as of December 31, 2020.

CDI represents the value of transaction-related deposits and the value of the client relationships associated with the deposits. The Company amortizes CDI assets over their estimated useful lives and reviews them at least annually for events or circumstances that could impair their value.

The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months ended March 31, 2021 and the year ended December 31, 2020 (in thousands):

	Goodwill	CDI	Total
Balance, December 31, 2019	$373,121	$29,158	$402,279
Amortization	—	(7,732)	(7,732)
Balance, December 31, 2020	373,121	21,426	394,547
Amortization	—	(1,711)	(1,711)
Balance, March 31, 2021	$373,121	$19,715	$392,836

The following table presents the estimated amortization expense with respect to CDI as of March 31, 2021 for the periods indicated (in thousands):

Estimated Amortization
Remainder of 2021	$4,860
2022	5,317
2023	3,814
2024	2,659
2025	1,575
Thereafter	1,490
$19,715

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge, which is recognized in servicing fee income within mortgage banking operations on the Consolidated Statement of Operations.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the three months ended March 31, 2021 and 2020, the Company did not record any impairment charges or recoveries against mortgage servicing rights. The unpaid principal balance for loans which mortgage servicing rights have been recorded totaled $2.65 billion and $2.64 billion at March 31, 2021 and December 31, 2020, respectively.  Custodial accounts maintained in connection with this servicing totaled $3.7 million and $3.8 million at March 31, 2021 and December 31, 2020, respectively.

An analysis of our mortgage servicing rights for the three months ended March 31, 2021 and 2020 is presented below (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance, beginning of the period	$15,223	$14,148
Additions—amounts capitalized	2,010	1,420
Additions—through purchase	27	63
Amortization (1)	(1,853)	(1,354)
Balance, end of the period (2)	$15,407	$14,277

(1)    Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income within mortgage banking operations and any unamortized balance is fully amortized if the loan repays in full.
(2)    There was no valuation allowance as of both March 31, 2021 and 2020.

Note 7:  DEPOSITS

Deposits consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Non-interest-bearing accounts	$5,994,693	$5,492,924
Interest-bearing checking	1,722,085	1,569,435
Regular savings accounts	2,597,731	2,398,482
Money market accounts	2,327,380	2,191,135
Total interest-bearing transaction and saving accounts	6,647,196	6,159,052
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	711,424	718,256
Certificates of deposit greater than $250,000	195,554	197,064
Total certificates of deposit(1)	906,978	915,320
Total deposits	$13,548,867	$12,567,296
Included in total deposits:
Public fund transaction and savings accounts	$321,042	$302,875
Public fund interest-bearing certificates	51,021	59,127
Total public deposits	$372,063	$362,002
Total brokered deposits	$—	$—

(1)     Certificates of deposit include $34,000 and $58,000 of acquisition premiums at March 31, 2021 and December 31, 2020, respectively.

At March 31, 2021 and December 31, 2020, the Company had certificates of deposit of $200.8 million and $203.6 million, respectively, that were equal to or greater than $250,000.

Scheduled maturities and weighted average interest rates of certificates of deposit at March 31, 2021 are as follows (dollars in thousands):

	March 31, 2021
	Amount	Weighted Average Rate
Maturing in one year or less	$705,004	0.71%
Maturing after one year through two years	116,565	1.29
Maturing after two years through three years	61,618	0.81
Maturing after three years through four years	13,244	1.89
Maturing after four years through five years	8,684	0.72
Maturing after five years	1,863	0.95
Total certificates of deposit	$906,978	0.81%

Note 8:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2021 and December 31, 2020, whether or not measured at fair value in the Consolidated Statements of Financial Condition (dollars in thousands):

		March 31, 2021		December 31, 2020
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$1,649,927	$1,649,927	$1,234,183	$1,234,183
Securities—trading	3	25,039	25,039	24,980	24,980
Securities—available-for-sale	2	2,989,760	2,989,760	2,322,593	2,322,593
Securities—held-to-maturity	2	418,871	436,484	410,038	436,882
Securities—held-to-maturity	3	23,084	23,111	11,769	11,799
Loans held for sale	2	135,263	136,873	243,795	245,667
Loans receivable	3	9,947,697	9,967,242	9,870,982	9,810,293
FHLB stock	3	14,001	14,001	16,358	16,358
Bank-owned life insurance	1	191,388	191,388	191,830	191,830
Mortgage servicing rights	3	15,407	21,176	15,223	18,084
Derivatives:
Interest rate swaps	2	25,246	25,246	39,066	39,066
Interest rate lock and forward sales commitments	2,3	6,186	6,186	5,641	5,641
Liabilities:
Demand, interest checking and money market accounts	2	10,044,158	10,044,158	9,253,494	9,253,494
Regular savings	2	2,597,731	2,597,731	2,398,482	2,398,482
Certificates of deposit	2	906,978	910,069	915,320	919,920
FHLB advances	2	100,000	101,908	150,000	152,779
Other borrowings	2	216,260	216,260	184,785	184,785
Subordinated notes, net	3	98,290	98,290	98,201	98,201
Junior subordinated debentures	3	117,248	117,248	116,974	116,974
Derivatives:
Interest rate swaps	2	17,923	17,923	22,336	22,336
Interest rate lock and forward sales commitments	2	85	85	1,755	1,755

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

•Level 3 – Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs from non-binding single dealer quotes not corroborated by observable market data. In developing Level 3 measurements, management incorporates whatever market data might be available and uses discounted cash flow models where appropriate. These calculations include projections of future cash flows, including appropriate default and loss assumptions, and market-based discount rates

The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize at a future date. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. In addition, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates that must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values. Transfers between levels of the fair value hierarchy are deemed to occur at the end of the reporting period.

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (Trust Preferred Securities)	$—	$—	$25,039	$25,039

Securities—available-for-sale
U.S. Government and agency obligations	—	62,846	—	62,846
Municipal bonds	—	300,735	—	300,735
Corporate bonds	—	245,428	—	245,428
Mortgage-backed or related securities	—	2,377,003	—	2,377,003
Asset-backed securities	—	3,748	—	3,748
	—	2,989,760	—	2,989,760

Loans held for sale	—	59,993	—	59,993

Derivatives
Interest rate swaps	—	25,246	—	25,246
Interest rate lock and forward sales commitments	—	3,249	2,937	6,186
	$—	$3,078,248	$27,976	$3,106,224

Liabilities:
Junior subordinated debentures	$—	$—	$117,248	$117,248
Derivatives
Interest rate swaps	—	17,923	—	17,923
Interest rate lock and forward sales commitments	—	85	—	85
	$—	$18,008	$117,248	$135,256

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (Trust Preferred Securities)	$—	$—	$24,980	$24,980

Securities—available-for-sale
U.S. Government and agency obligations	—	141,735	—	141,735
Municipal bonds	—	303,518	—	303,518
Corporate bonds	—	221,769	—	221,769
Mortgage-backed securities	—	1,646,152	—	1,646,152
Asset-backed securities	—	9,419	—	9,419
	—	2,322,593	—	2,322,593

Loans held for sale	—	133,554	—	133,554

Derivatives
Interest rate swaps	—	39,066	—	39,066
Interest rate lock and forward sales commitments	—	420	5,221	5,641
	$—	$2,495,633	$30,201	$2,525,834

Liabilities:
Junior subordinated debentures, net of unamortized deferred issuance costs	$—	$—	$116,974	$116,974
Derivatives
Interest rate swaps	—	22,336	—	22,336
Interest rate lock and forward sales commitments	—	1,755	—	1,755
	$—	$24,091	$116,974	$141,065

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2021 and December 31, 2020.  The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for certain of the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and non-recurring basis at March 31, 2021 and December 31, 2020:

			Weighted Average Rate / Range
Financial Instruments	Valuation Techniques	Unobservable Inputs	March 31, 2021	December 31, 2020
Corporate bonds (TPS securities)	Discounted cash flows	Discount rate	4.19%	4.24%
Junior subordinated debentures	Discounted cash flows	Discount rate	4.19%	4.24%
Loans individually evaluated	Collateral valuations	Discount to appraised value	8.5% to 20.0%	0.0% to 20.0%
REO	Appraisals	Discount to appraised value	68.35%	51.86%
Interest rate lock commitments	Pricing model	Pull-through rate	89.15%	86.35%

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

Junior subordinated debentures: Similar to the TPS securities discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner’s credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of March 31, 2021, or the passage of time, will result in negative fair value adjustments. At March 31, 2021, the discount rate utilized was based on a credit spread of 400 basis points and three-month LIBOR of 19 basis points.

Interest rate lock commitments: The fair value of the interest rate lock commitments is based on secondary market sources adjusted for an estimated pull-through rate. The pull-through rate is based on historical loan closing rates for similar interest rate lock commitments. An increase or decrease in the pull-through rate would have a corresponding, positive or negative fair value adjustment.

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31, 2021
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock Commitments
Beginning balance	$24,980	$116,974	$5,221
Total gains or losses recognized
Assets gains (losses)	59	—	(2,284)
Liabilities losses	—	274	—
Ending balance at March 31, 2021	$25,039	$117,248	$2,937

	Three Months Ended
	March 31, 2020
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock Commitments
Beginning balance	$25,636	$119,304	$791
Total gains or losses recognized
Assets (losses) gains	(4,596)	—	1,726
Liabilities gains	—	(19,509)	—
Ending balance at March 31, 2020	$21,040	$99,795	$2,517

Interest income and dividends from the TPS securities are recorded as a component of interest income. Interest expense related to the junior subordinated debentures is measured based on contractual interest rates and reported in interest expense.  The change in fair value of the junior subordinated debentures, which represents changes in instrument specific credit risk, is recorded in other comprehensive income. See Note 13, Derivatives and Hedging, for detail on gains and losses on Level 3 interest rate lock commitments.

Items Measured at Fair Value on a Non-recurring Basis:

The following tables present financial assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$627	$627
REO	—	—	340	340

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$3,482	$3,482
REO	—	—	816	816

The following table presents the losses resulting from non-recurring fair value adjustments for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Loans individually evaluated	$302	$—
REO	—	—
Total loss from non-recurring measurements	$302	$—

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

As of March 31, 2021, the Company has recognized $450,000 of unrecognized tax benefits for uncertain tax positions. The Company does not anticipate that there are additional uncertain tax positions or that any uncertain tax position which has not been recognized would materially affect the effective tax rate if recognized. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense. The Company files consolidated income tax returns in the U.S. federal jurisdiction and in the Oregon, California, Utah, Idaho and Montana state jurisdictions.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Tax credit investments	$32,613	$33,528
Unfunded commitments—tax credit investments	15,383	18,306

The following table presents other information related to the Company’s tax credit investments for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Tax credits and other tax benefits recognized	$1,068	$1,007
Tax credit amortization expense included in provision for income taxes	915	809

Note 10:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings per share data for the three months ended March 31, 2021 and 2020 (in thousands, except shares and per share data):

	Three Months Ended March 31,
	2021	2020
Net income	$46,855	$16,882

Basic weighted average shares outstanding	34,973,383	35,463,541
Dilutive effect of unvested restricted stock	330,100	176,922
Diluted weighted shares outstanding	35,303,483	35,640,463
Earnings per common share
Basic	$1.34	$0.48
Diluted	$1.33	$0.47

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

2014 Omnibus Incentive Plan

The 2014 Plan was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of March 31, 2021, 300,015 restricted stock shares and 403,440 restricted stock units have been granted under the 2014 Plan of which 3,884 restricted stock shares and 148,093 restricted stock units are unvested.

2018 Omnibus Incentive Plan

The 2018 Plan was approved by shareholders on April 24, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of common stock for issuance under the 2018 Plan in connection with the exercise of awards. As of March 31, 2021, 503,955 restricted stock units have been granted under the 2018 Plan of which 417,555 restricted stock units are unvested.

The expense associated with all restricted stock grants (including restricted stock shares and restricted stock units) was $2.2 million and $1.9 million for the three month periods ended March 31, 2021 and March 31, 2020, respectively. Unrecognized compensation expense for these awards as of March 31, 2021 was $18.5 million and will be amortized over the next 36 months.

Note 12:  COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance-Sheet Risk — The Company has financial instruments with off-balance-sheet risk generated in the normal course of business to meet the financing needs of our clients.  These financial instruments include commitments to extend credit, commitments related to standby letters of credit, commitments to originate loans, commitments to sell loans, commitments to buy and sell securities.  These instruments involve, to varying degrees, elements of credit and interest rate risk similar to the risk involved in on-balance-sheet items recognized in our Consolidated Statements of Financial Condition.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	March 31, 2021	December 31, 2020
Commitments to extend credit	$3,357,135	$3,207,072
Standby letters of credit and financial guarantees	21,493	18,415
Commitments to originate loans	134,759	101,426
Risk participation agreement	40,789	40,949

Derivatives also included in Note 14:
Commitments to originate loans held for sale	165,236	169,653
Commitments to sell loans secured by one- to four-family residential properties	82,963	79,414
Commitments to sell securities related to mortgage banking activities	199,500	204,000

In addition to the commitments disclosed in the table above, the Company is committed to funding its’ unfunded tax credit investments (see Note 10, Income Taxes). During 2019, the Company entered into an agreement to invest $10 million in a limited partnership. The Company had funded $4.2 million of the commitment, with $5.8 million of the commitment remaining to be funded at March 31, 2021, compared to $2.8 million of the commitment funded, with $7.2 million to be funded at December 31, 2020. During the first quarter of 2021, the Company entered into an agreement to invest $4.5 million in another limited partnership. At March 31, 2021 the Company had not invested any funds pursuant to this commitment.

Commitments to extend credit are agreements to lend to a client, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each client’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the client. The type of collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company’s allowance for credit losses - unfunded loan commitments at March 31, 2021 and December 31, 2020 was $12.1 million and $13.3 million, respectively.

Standby letters of credit are conditional commitments issued to guarantee a client’s performance or payment to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Banner Bank has a risk participation agreement under which Banner Bank guarantees the financial performance of a borrower on the participated portion of an interest rate swap on a loan.

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to clients during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the client. Banner Bank then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans would require a lock extension. The cost of a lock extension at times was borne by the client and at times by Banner Bank. These lock extension costs have not had a material impact to the Company’s operations. For mandatory delivery commitments the Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during the three months ended March 31, 2021 or March 31, 2020. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to clients and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Bank holds a security interest.  Based upon the information known to management at this time, the Company and the Bank are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at March 31, 2021.

In connection with certain asset sales, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines.  If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against any loss.  The Bank believes that the potential for material loss under these arrangements is remote.  Accordingly, the fair value of such obligations is not material.

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

As of March 31, 2021 and December 31, 2020, the notional values or contractual amounts and fair values of the Company’s derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2021		December 31, 2020		March 31, 2021		December 31, 2020
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$248	$5	$338	$9	$248	$5	$338	$9

(1)    Included in Loans receivable on the Consolidated Statements of Financial Condition.
(2)    Included in Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

Derivatives Not Designated in Hedge Relationships

Interest Rate Swaps: Banner Bank uses an interest rate swap program for commercial loan clients that provides the client with a variable-rate loan and enters into an interest rate swap in which the client receives a variable-rate payment in exchange for a fixed-rate payment. The Bank offsets its risk exposure by entering into an offsetting interest rate swap with a dealer counterparty for the same notional amount and length of term as the client interest rate swap providing the dealer counterparty with a fixed-rate payment in exchange for a variable-rate payment. These swaps do not qualify as designated hedges; therefore, each swap is accounted for as a free standing derivative.

Mortgage Banking: The Company sells originated one- to four-family mortgage loans into the secondary mortgage loan markets. During the period of loan origination and prior to the sale of the loans in the secondary market, the Company has exposure to movements in interest rates associated with written interest rate lock commitments with potential borrowers to originate one- to four-family loans that are intended to be sold and for closed one- to four-family mortgage loans held for sale, for which fair value accounting has been elected, that are awaiting sale and delivery into the secondary market. The Company economically hedges the risk of changing interest rates associated with these mortgage loan commitments by entering into forward sales contracts to sell one- to four-family mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates.

As of March 31, 2021 and December 31, 2020, the notional values or contractual amounts and fair values of the Company’s derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2021		December 31, 2020		March 31, 2021		December 31, 2020
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$458,118	$25,241	$451,760	$39,057	$458,118	$17,918	$451,760	$22,327
Mortgage loan commitments	139,668	2,937	140,390	5,221	62,267	85	72,511	199
Forward sales contracts	282,463	3,249	79,414	420	—	—	204,000	1,556
	$880,249	$31,427	$671,564	$44,698	$520,385	$18,003	$728,271	$24,082

(1)Included in Other assets on the Consolidated Statements of Financial Condition, with the exception of certain interest swaps and mortgage loan commitments (with a fair value of $246,000 at March 31, 2021 and $231,000 at December 31, 2020), which are included in Loans receivable.
(2)Included in Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

Gains (losses) recognized in income on derivatives not designated in hedge relationships for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Location on Consolidated Statements of Operations	Three Months Ended March 31,
		2021	2020
Mortgage loan commitments	Mortgage banking operations	$(2,284)	$1,726
Forward sales contracts	Mortgage banking operations	3,011	(3,068)
		$727	$(1,342)

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at March 31, 2021 or December 31, 2020, it could have been required to settle its obligations under the agreements at the termination value. As of March 31, 2021 and December 31, 2020, the termination value of derivatives in a net liability position related to these agreements was $24.1 million and $48.6 million, respectively. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $55.7 million and $47.1 million as of March 31, 2021 and December 31, 2020, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable. In addition, some of interest rate swap derivatives between Banner Bank and the dealer counterparties are cleared through central clearing houses. These clearing houses characterize the variation margin payments as settlements of the derivative’s market exposure and not as collateral. The variation margin is treated as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative liability. As of March 31, 2021 and December 31, 2020, the variation margin adjustment was a negative adjustment of $6.0 million and $16.9 million, respectively.

The following tables present additional information related to the Company’s derivative contracts, by type of financial instrument, as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$25,246	$—	$25,246	$—	$—	$25,246
	$25,246	$—	$25,246	$—	$—	$25,246

Derivative liabilities
Interest rate swaps	$23,877	$(5,954)	$17,923	$—	$(12,881)	$5,042
	$23,877	$(5,954)	$17,923	$—	$(12,881)	$5,042

	December 31, 2020
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$39,066	$—	$39,066	$—	$—	$39,066
	$39,066	$—	$39,066	$—	$—	$39,066

Derivative liabilities
Interest rate swaps	$39,204	$(16,868)	$22,336	$—	$(22,220)	$116
	$39,204	$(16,868)	$22,336	$—	$(22,220)	$116

NOTE 14: REVENUE FROM CONTRACTS WITH CLIENTS

Disaggregation of Revenue:

Deposit fees and other service charges for the three months ended March 31, 2021 and 2020 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Deposit service charges	$4,113	$4,832
Debit and credit card interchange fees	5,290	4,884
Debit and credit card expense	(2,520)	(1,932)
Merchant services income	3,142	3,002
Merchant services expense	(2,532)	(2,436)
Other service charges	1,446	1,453
Total deposit fees and other service charges	$8,939	$9,803

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

Debit and credit card interchange income and expenses

Debit and credit card interchange income represent fees earned when a debit or credit card issued by the Bank is used to purchase goods or services at a merchant. The merchant’s bank pays the Bank a default interchange rate set by MasterCard on a transaction by transaction basis. The merchant acquiring bank can stop accepting the Bank’s cards at any time and the Bank can stop further use of cards issued by them at any time. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the Bank’s cardholders’ card. Direct expenses associated with the credit and debit card are recorded as a net reduction against the interchange income.

Merchant services income

Merchant services income represents fees earned by the Bank for card payment services provided to its merchant clients. The Bank has a contract with a third party to provide card payment services to the Bank’s merchants that contract for those services. The third party provider has contracts with the Bank’s merchants to provide the card payment services. The Bank does not have a direct contractual relationship with its merchants for these services. The Bank sets the rates for the services provided by the third party. The third party provider passes the payments made by the Bank’s merchants through to the Bank. The Bank, in turn, pays the third party provider for the services it provides to the Bank’s merchants. These payments to the third party provider are recorded as expenses as a net reduction against fee income. In addition, a portion of the payment received by the Bank represents interchange fees which are passed through to the card issuing bank. Income is primarily earned based on the dollar volume and number of transactions processed. The performance obligation is satisfied and the related fee is earned when each payment is accepted by the processing network.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington which owns one subsidiary bank, Banner Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of March 31, 2021, it had 155 branch offices and 18 loan production offices located in Washington, Oregon, California, Idaho and Utah.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank (the Bank) is subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (the FDIC).  As of March 31, 2021, we had total consolidated assets of $16.12 billion, total loans of $9.95 billion, total deposits of $13.55 billion and total shareholders’ equity of $1.62 billion.

Banner Bank is a regional bank which offers a wide variety of commercial banking services and financial products to individuals, businesses and public sector entities in its primary market areas.  The Bank’s primary business is that of traditional banking institutions, accepting deposits and originating loans in locations surrounding their offices in Washington, Oregon, California and Idaho.  Banner Bank is also an active participant in secondary loan markets, engaging in mortgage banking operations largely through the origination and sale of one- to four-family and multifamily residential loans.  Lending activities include commercial business and commercial real estate loans, agriculture business loans, construction and land development loans, one- to four-family and multifamily residential loans, U.S. Small Business Administration (SBA) loans and consumer loans.

Banner Corporation’s successful execution of its super community bank model and strategic initiatives have delivered solid core operating results and profitability over the last several years. Despite the impact of the COVID-19 pandemic, Banner’s longer term strategic initiatives continue to focus on originating high quality assets and client acquisition, which we believe will continue to generate strong revenue while maintaining the Company's moderate risk profile.

Our financial results for the quarter ended March 31, 2021 reflect the low interest rate environment, the unprecedented level of market liquidity and the reduction in business activity in many of our markets due the continuing impacts of the COVID-19 pandemic. While we are continuing to offer payment and financial relief programs for borrowers impacted by COVID-19, the number of loans deferred under these programs have decreased significantly since the start of the COVID-19 pandemic. At March 31, 2021, we had 91 loans totaling $33.9 million still on deferral. Of the loans still on deferral, 79 loans totaling $25.7 million are mortgage loans operating under forbearance agreements. Since these loans were performing loans that were current on their payments prior to the COVID-19 pandemic, these modifications are not considered to be troubled debt restructurings pursuant to applicable accounting and regulatory guidance. In addition, the SBA provides assistance to small businesses impacted by COVID-19 through the Paycheck Protection Program (PPP), which was designed to provide near-term relief to help small businesses sustain operations. Under the initial PPP program, Banner funded 9,103 applications totaling $1.15 billion of loans in its service area. In January 2021, Banner began accepting and processing loan applications under the second PPP program enacted in December 2020. As of March 31, 2021, Banner had funded 4,107 applications totaling $410.8 million of loans under the second PPP program. As of March 31, 2021, Banner had received SBA forgiveness for 1,255 PPP loans totaling $259.9 million.

Banner has been taking steps to resume more normal branch activities with specific guidelines in place to help protect the safety of our clients and personnel. To further the well-being of staff and clients, Banner implemented measures to allow employees to work from home to the extent practicable. To facilitate this approach, Banner allocated additional computer equipment to staff and enhanced Banner’s network capabilities with several upgrades. These expenses plus other expenses incurred in response to the COVID-19 pandemic resulted in $148,000 of related costs during the first quarter of 2021, compared to $239,000 of related costs in the first quarter a year ago.

For the quarter ended March 31, 2021, our net income was $46.9 million, or $1.33 per diluted share, compared to net income of $16.9 million, or $0.47 per diluted share, for the quarter ended March 31, 2020. The current quarter was positively impacted by increased production of one- to four-family held-for-sale loans, decreased funding costs, the recapture of provision for credit losses, and increased capitalized loan origination costs primarily related to the origination of PPP loans during the current quarter, partially offset by increased salary and employee benefits expense and lower net interest margin. The year-over-year increase in salary and employee benefits expense includes $1.3 million of severance expense related to a reduction in staffing and a $1.2 million adjustment recorded in the current quarter to increase the liability related to deferred compensation plans. The recapture of provision for credit losses for the current quarter primarily reflects the decrease in loan balances, excluding the increase in PPP loans, as well as improvement in the forecasted economic indicators utilized to calculate the allowance for credit losses.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of client deposits, FHLB advances, other borrowings, subordinated notes, and junior subordinated debentures. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets, interest-bearing liabilities and non-interest-bearing funding sources including non-interest-bearing deposits. Our net interest income decreased $1.6 million, or 1%, to $117.7 million for the quarter ended March 31, 2021, compared to $119.3 million for the same quarter one year earlier. This decrease in net interest income is a result of lower yields on interest-earning assets due to declines in market interest rates as well as a higher percentage of our earnings assets being invested in low yielding short term investments partially offset by decreases in the cost of funding liabilities. The growth in core deposits was largely the result of PPP loan funds deposited into client accounts and an increase in general client liquidity due to reduced business investment and consumer spending during the COVID-19 pandemic.

Our net income is also affected by the level of our non-interest income, including deposit fees and other service charges, results of mortgage banking operations, which includes gains and losses on the sale of loans and servicing fees, gains and losses on the sale of securities, as well as our non-interest expenses and provisions for credit losses and income taxes. In addition, our net income is affected by the net change in the value of certain financial instruments carried at fair value.

Our total revenues (net interest income plus total non-interest income) for the first quarter of 2021 increased $3.5 million, or 3%, to $141.9 million, compared to $138.4 million for the same period a year earlier, largely as a result of an increase in non-interest income, partially offset by a decrease in net interest income.  Our total non-interest income, which is a component of total revenue and includes the net gain on sale of securities and changes in the value of financial instruments carried at fair value, was $24.3 million for the quarter ended March 31, 2021, compared to $19.2 million for the quarter ended March 31, 2020, primarily due to recording a $4.6 million reduction in the fair value of financial instruments carried at fair value during the year ago quarter.

Our non-interest expense decreased in the first quarter of 2021 compared to a year earlier largely as a result of increased capitalized loan origination costs, primarily related to the origination of PPP loans during the current quarter, partially offset by increased salary and employee benefits expense compared to the same quarter a year ago. Non-interest expense was $93.5 million for both the quarter ended March 31, 2021 and the same quarter a year earlier.

We recorded an $8.0 million recapture of provision for credit losses - loans in the quarter ended March 31, 2021, compared to a $21.7 million provision for credit losses - loans for the quarter ended March 31, 2020. The recapture of provision for credit losses for the current quarter primarily reflects the decrease in loan balances, excluding the increase in PPP loans, as well as improvement in the forecasted economic indicators. The provision for credit losses recorded in the first quarter a year ago reflected the deterioration in forecasted economic indicators and the economic outlook that existed at March 31, 2020 as a result of the COVID-19 pandemic. The allowance for credit losses - loans at March 31, 2021 was $156.1 million, representing 426% of non-performing loans compared to $167.3 million, or 470% of non-performing loans at December 31, 2020. In addition to the allowance for credit losses - loans, Banner maintains an allowance for credit losses - unfunded loan commitments which was $12.1 million at March 31, 2021 compared to $13.3 million at December 31, 2020. We recorded a $1.2 million recapture of provision for credits losses – unfunded commitments in the first quarter of 2021 compared to a $1.7 million provision for credit losses – unfunded commitments during the year ago quarter. Non-performing loans were $36.6 million at March 31, 2021, compared to $35.6 million at December 31, 2020 and $43.7 million a year earlier. (See Note 4, Loans Receivable and the Allowance for Credit Losses, as well as “Asset Quality” below in this Form 10-Q.)

*Non-GAAP financial measures: Net income, revenues and other earnings and expense information excluding fair value adjustments, gains or losses on the sale of securities, merger and acquisition-related expenses, COVID-19 expenses, amortization of CDI, REO operations, state/municipal tax expense and the related tax benefit, are non-GAAP financial measures.  Management has presented these and other non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations and to facilitate the comparison of our performance with the performance of our peers.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three Months Ended March 31, 2021 and 2020” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (in thousands):

	For the Three Months Ended March 31,
	2021	2020
ADJUSTED REVENUE
Net interest income (GAAP)	$117,661	$119,258
Total non-interest income	24,272	19,165
Total GAAP revenue	141,933	138,423
Exclude net gain on sale of securities	(485)	(78)
Exclude change in valuation of financial instruments carried at fair value	(59)	4,596
Adjusted Revenue (non-GAAP)	$141,389	$142,941

	For the Three Months Ended March 31,
	2021	2020
ADJUSTED EARNINGS
Net income (GAAP)	$46,855	$16,882
Exclude net gain on sale of securities	(485)	(78)
Exclude change in valuation of financial instruments carried at fair value	(59)	4,596
Exclude merger and acquisition-related costs	571	1,142
Exclude COVID-19 expenses	148	239
Exclude related tax benefit	(42)	(1,405)
Total adjusted earnings (non-GAAP)	$46,988	$21,376
Diluted earnings per share (GAAP)	$1.33	$0.47
Diluted adjusted earnings per share (non-GAAP)	$1.33	$0.60

	For the Three Months Ended March 31,
	2021	2020
ADJUSTED EFFICIENCY RATIO
Non-interest expense (GAAP)	$93,527	$93,463
Exclude merger and acquisition-related costs	(571)	(1,142)
Exclude COVID-19 expenses	(148)	(239)
Exclude CDI amortization	(1,711)	(2,001)
Exclude state/municipal tax expense	(1,065)	(984)
Exclude REO operations	242	(100)
Adjusted non-interest expense (non-GAAP)	$90,274	$88,997

Net interest income (GAAP)	$117,661	$119,258
Non-interest income (GAAP)	24,272	19,165
Total revenue	141,933	138,423
Exclude net gain on sale of securities	(485)	(78)
Exclude net change in valuation of financial instruments carried at fair value	(59)	4,596
Adjusted revenue (non-GAAP)	$141,389	$142,941

Efficiency ratio (GAAP)	65.90%	67.52%
Adjusted efficiency ratio (non-GAAP)	63.85%	62.26%

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

TANGIBLE COMMON SHAREHOLDERS’ EQUITY TO TANGIBLE ASSETS
	March 31, 2021	December 31, 2020	March 31, 2020
Shareholders’ equity (GAAP)	$1,618,817	$1,666,264	$1,601,700
Exclude goodwill and other intangible assets, net	392,836	394,547	400,278
Tangible common shareholders’ equity (non-GAAP)	$1,225,981	$1,271,717	$1,201,422
Total assets (GAAP)	$16,119,792	$15,031,623	$12,780,950
Exclude goodwill and other intangible assets, net	392,836	394,547	400,278
Total tangible assets (non-GAAP)	$15,726,956	$14,637,076	$12,380,672
Common shareholders’ equity to total assets (GAAP)	10.04%	11.09%	12.53%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	7.80%	8.69%	9.70%

TANGIBLE COMMON SHAREHOLDERS’ EQUITY PER SHARE
Tangible common shareholders’ equity (non-GAAP)	$1,225,981	$1,271,717	$1,201,422
Common shares outstanding at end of period	34,735,343	35,159,200	35,102,459
Common shareholders’ equity (book value) per share (GAAP)	$46.60	$47.39	$45.63
Tangible common shareholders’ equity (tangible book value) per share (non-GAAP)	$35.29	$36.17	$34.23

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

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for credit losses, (iii) the valuation of financial assets and liabilities recorded at fair value, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation of assets and liabilities acquired in business combinations and subsequent recognition of related income and expense, and (vii) the valuation of or recognition of deferred tax assets and liabilities.  These policies and judgments, estimates and assumptions are described in greater detail below.  Management believes the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods.  There have been no significant changes in our application of accounting policies since December 31, 2020.  For additional information concerning critical accounting policies, see the Selected Notes to the Consolidated Financial Statements and the following:

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

Provision and Allowance for Credit Losses - Loans: (Note 4) The methodology for determining the allowance for credit losses - loans is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for credit losses. Among the material estimates required to establish the allowance for credit losses - loans are: a reasonable and supportable forecast; a reasonable and supportable forecast period and the reversion period; value of collateral; strength of guarantors; the amount and timing of future cash flows for loans individually evaluated; and determination of the qualitative loss factors. All of these estimates are susceptible to significant change. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. The Bank has elected to exclude accrued interest receivable from the amortized cost basis in their estimate of the allowance for credit losses. The provision for credit losses reflects the amount required to maintain the allowance for credit losses at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves.  The Company has established systematic methodologies for the determination of the adequacy of the Company’s allowance for credit losses.  The methodologies are set forth in a formal policy and take into consideration the need for a valuation allowance for loans evaluated on a collective (pool) basis which have similar risk characteristics as well as allowances that are tied to individual loans that do not share risk characteristics.  The Company increases its allowance for credit losses by charging provisions for credit losses on its consolidated statement of operations. Losses related to specific assets are applied as a reduction of the carrying value of the assets and charged against the allowance for credit loss reserve when management believes the uncollectibility of a loan balance is confirmed.  Recoveries on previously charged off loans are credited to the allowance for credit losses.

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

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Bank.

Some of the Bank’s loans are reported as troubled debt restructures (TDRs).  Loans are reported as TDRs when the Bank grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider.  Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk.  The allowance for credit losses on a TDR is determined using the same method as all other loans held for investment, except when the value of the concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method the allowance for credit losses is determined by discounting the expected future cash flows at the original interest rate of the loan. The Coronavirus Aid, Relief, and Economic Security Act of 2020 (CARES Act) and the Consolidated Appropriations Act, 2021 (CAA) provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and regulatory guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented. The CAA extends relief offered under the CARES Act related to TDRs as a result of COVID-19 through January 1, 2022 or 60 days after the end of the national emergency declared by the President, whichever is earlier.

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

Loans Acquired in Business Combinations: (Notes 2 and 4) Loans acquired in business combinations are recorded at their fair value at the acquisition date. Establishing the fair value of acquired loans involves a significant amount of judgment, including determining the credit discount based upon historical data adjusted for current economic conditions and other factors. If any of these assumptions are inaccurate actual credit losses could vary significantly from the credit discount used to calculate the fair value of the acquired loans. Acquired loans are evaluated upon acquisition and classified as either purchased credit-deteriorated or purchased non-credit-deteriorated. Purchased credit-deteriorated (PCD) loans have experienced more than insignificant credit deterioration since origination. For PCD loans, an allowance for credit losses is determined at the acquisition date using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The loan’s fair value grossed up for the allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through a provision for credit losses.

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

Goodwill: (Note 6) Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination and is not amortized but is reviewed annually, or more frequently as current circumstances and conditions warrant, for impairment. An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment involves judgment by management on determining whether there have been any triggering events that have occurred which would indicate potential impairment. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment test is used to identify the existence of impairment and the amount of impairment loss and compares the reporting unit’s estimated fair values, including goodwill, to its carrying amount. If the fair value exceeds the carry amount then goodwill is not considered impaired. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill allocated to the reporting unit. The impairment loss would be recognized as a charge to earnings. The Company completed an assessment of qualitative factors as of December 31, 2020 and as a result of the economic impact of the COVID-19 pandemic concluded further analysis was required. The Company completed a quantitative goodwill impairment test and concluded the fair value of the reporting unit, Banner Bank, exceeded the carrying value of the reporting unit including goodwill and therefore no impairment existed as of December 31, 2020. Changes in the economic environment, operations of the reporting unit or other adverse events could result in future impairment charges which could have a material adverse impact on the Company’s operating results.

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

Real Estate Owned Held for Sale: (Note 5) Property acquired by foreclosure or deed in lieu of foreclosure is recorded at the estimated fair value of the property, less expected selling costs.  Development and improvement costs relating to the property may be capitalized, while other holding costs are expensed.  The carrying value of the property is periodically evaluated by management. Property values are influenced by current economic and market conditions, changes in economic conditions could result in a decline in property value. To the extent that property values decline, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized.  The amounts the Bank will ultimately recover from real estate held for sale may differ substantially from the carrying value of the assets because of market factors beyond the Bank’s control or because of changes in the Bank’s strategies for recovering the investment.

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

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

General:  Total assets increased $1.09 billion, to $16.12 billion at March 31, 2021, from $15.03 billion at December 31, 2020. The increase was largely the result of an increase in retail deposits during the first quarter of 2021, as well as the origination of PPP loans.
Loans and lending: Loans are our most significant and generally highest yielding earning assets. Under normal economic conditions, we attempt to maintain a portfolio of loans in a range of 90% to 95% of total deposits to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. Our loan to deposit ratio at March 31, 2020 was 74%, which reflects the unprecedented level of market liquidity and decrease in business activity due to the impacts of the COVID-19 pandemic. We offer a wide range of loan products to meet the demands of our clients. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Total loans receivable increased $76.7 million during the three months ended March 31, 2021, primarily reflecting increased commercial business loan balances due to PPP loan originations and, to a lesser extent, increased commercial real estate, multifamily real estate, multifamily construction loan, one-to-four family construction, and land and land development balances, partially offset by decreased commercial construction, one-to-four family residential, consumer, and agricultural business loan balances due to lower demand for certain loan types as a result of the COVID-19 pandemic as well seasonal and other market factors. Excluding PPP loans, total loans receivable decreased $195.4 million during the three months ended March 31, 2021. At March 31, 2021, our loans receivable totaled $9.95 billion compared to $9.87 billion at December 31, 2020 and $9.29 billion at March 31, 2020.

The following table sets forth the composition of the Company’s loans receivable by type of loan as of the dates indicated (dollars in thousands):

				Percentage Change
	Mar 31, 2021	Dec 31, 2020	Mar 31, 2020	Prior Year End	Prior Year
Commercial real estate:
Owner-occupied	$1,045,656	$1,076,467	$1,024,089	(2.9)%	2.1%
Investment properties	1,931,805	1,955,684	2,007,537	(1.2)	(3.8)
Small balance CRE	639,330	573,849	591,783	11.4	8.0
Multifamily real estate	433,775	428,223	400,206	1.3	8.4
Construction, land and land development:
Commercial construction	199,037	228,937	205,476	(13.1)	(3.1)
Multifamily construction	305,694	305,527	250,410	0.1	22.1
One- to four-family construction	542,840	507,810	534,956	6.9	1.5
Land and land development	266,730	248,915	232,506	7.2	14.7
Commercial business:
Commercial business	1,096,303	1,133,989	1,357,817	(3.3)	(19.3)
PPP	1,280,291	1,044,472	—	22.6	—
Small business scored	717,502	743,451	807,539	(3.5)	(11.1)
Agricultural business, including secured by farmland:
Agricultural business, including secured by farmland	226,094	299,949	330,257	(24.6)	(31.5)
PPP	36,316	—	—	nm	nm
One- to four-family residential	655,627	717,939	881,387	(8.7)	(25.6)
Consumer:
Consumer—home equity revolving lines of credit	466,132	491,812	521,618	(5.2)	(10.6)
Consumer—other	104,565	113,958	140,163	(8.2)	(25.4)
Total loans receivable	$9,947,697	$9,870,982	$9,285,744	0.8%	7.1%

Our commercial real estate loans for owner-occupied, investment properties, and small balance CRE totaled $3.62 billion, or 36% of our loan portfolio at March 31, 2021. In addition, multifamily residential real estate loans totaled $433.8 million and comprised 4% of our loan portfolio. Commercial real estate loans increased by $10.8 million during the first three months of 2021 while multifamily real estate loans increased by $5.6 million.

We also originate commercial, multifamily, and residential construction, land and land development loans, which totaled $1.31 billion, or 13% of our loan portfolio at March 31, 2021, compared to $1.29 billion at December 31, 2020 and $1.22 billion at March 31, 2020. Residential construction balances increased $35.0 million, or 7%, to $542.8 million at March 31, 2021 compared to $507.8 million at December 31, 2020 and increased $7.9 million, or 1%, compared to $535.0 million at March 31, 2020. We also originate residential construction loans for owner occupants, although construction balances for these loans are modest as the loans convert to one- to four-family residential loans upon completion of the homes and are often sold in the secondary market. Residential construction loans represented approximately 5% of our total loan portfolio at March 31, 2021.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  Our commercial business lending, to a lesser extent, includes participation in certain syndicated loans, including shared national credits, which totaled $116.9 million at March 31, 2021. Our commercial and agricultural business loans increased $134.6 million to $3.36 billion at March 31, 2021, compared to $3.22 billion at December 31, 2020, and increased $860.9 million, or 34%, compared to $2.50 billion at March 31, 2020. The increase reflects growth in SBA PPP loans during the first three months of 2021 and the second quarter of 2020, offset partially by declines in commercial line of credit utilization, a decline in new loan production and seasonal decreases in agricultural loan balances. Commercial and agricultural business loans represented approximately 34% of our portfolio at March 31, 2021.

Our one- to four-family residential loan originations have been strong, as interest rates have declined during the last year. We are active originators of one- to four-family residential loans in most communities where we have established offices in Washington, Oregon, California and Idaho. Most of the one- to four-family residential loans that we originate are sold in secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. At March 31, 2021, our outstanding balance of one- to four-family residential loans retained in our portfolio decreased $62.3 million, to $655.6 million, compared to $717.9 million at December 31, 2020, and decreased $225.8 million, or 26%, compared to $881.4 million at March 31, 2020. The decrease in one-to-four family real estate loans since March 31, 2020 primarily reflects portfolio loans being refinanced and sold as held for sale loans. One- to four-family residential loans represented 7% of our loan portfolio at March 31, 2021.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit clients. At March 31, 2021, consumer loans, including home equity revolving lines of credit, decreased $35.1 million to $570.7 million, compared to $605.8 million at December 31, 2020, and decreased $91.1 million compared to $661.8 million at March 31, 2020.

The following table shows loan origination (excluding loans held for sale) activity for the three months ended March 31, 2021 and March 31, 2020 (in thousands):

	Three Months Ended
	Mar 31, 2021	Mar 31, 2020
Commercial real estate	$91,217	$76,359
Multifamily real estate	12,878	10,171
Construction and land	447,369	369,613
Commercial business:
Commercial business	115,911	199,873
PPP	428,180	—
Agricultural business	27,167	31,261
One-to four- family residential	57,731	31,041
Consumer	87,322	67,357
Total loan originations (excluding loans held for sale)	$1,267,775	$785,675

The origination table above includes loan participations and loan purchases. There were no loan purchases during the three months ended March 31, 2021 or March 31, 2020.

Loans held for sale decreased to $135.3 million at March 31, 2021, compared to $243.8 million at December 31, 2020, as the sales of held-for-sale loans exceeded originations of held-for-sale loans during the three months ended March 31, 2021. Loans held for sale were $182.4 million at March 31, 2020. Originations of loans held for sale increased to $301.4 million for the three months ended March 31, 2021 compared to $296.7 million for the same period last year, primarily due to increased refinance activity for one- to four-family residential mortgage loans, partially offset by lower originations of multifamily held for sale loans. The volume of one- to four-family residential mortgage loans sold was $300.3 million during the three months ended March 31, 2021, compared to $204.0 million in the same period a year ago. During the three months ended March 31, 2021, we sold $107.7 million in multifamily loans compared to $119.7 million for the same period last year. Loans held for sale at March 31, 2021 included $54.5 million of multifamily loans and $80.8 million of one- to four-family loans compared to $105.4 million of multifamily loans and $77.1 million of one- to four-family loans at March 31, 2020.

The following table presents loans by geographic concentration at March 31, 2021, December 31, 2020 and March 31, 2020 (dollars in thousands):

	Mar 31, 2021		Dec 31, 2020	Mar 31, 2020	Percentage Change
	Amount	Percentage	Amount	Amount	Prior Year End	Prior Year Qtr
Washington	$4,683,600	47.1%	$4,647,553	$4,350,273	0.8%	7.7%
California	2,320,384	23.3	2,279,749	2,140,895	1.8	8.4
Oregon	1,801,104	18.1	1,792,156	1,664,652	0.5	8.2
Idaho	539,061	5.4	537,996	524,663	0.2	2.7
Utah	92,399	0.9	80,704	52,747	14.5	75.2
Other	511,149	5.2	532,824	552,514	(4.1)	(7.5)
Total loans receivable	$9,947,697	100.0%	$9,870,982	$9,285,744	0.8%	7.1%

Investment Securities: Our total investment in securities increased $687.4 million to $3.46 billion at March 31, 2021 from December 31, 2020. Securities purchased increased during the three-month period ended March 31, 2021, as we deployed excess balance sheet liquidity. Purchases were primarily in securities issued by government-sponsored entities. The average effective duration of Banner’s securities portfolio was approximately 5.2 years at March 31, 2021. Net fair value adjustments to the portfolio of securities held for trading, which were included in net income, were an increase of $59,000 in the three months ended March 31, 2021. In addition, fair value adjustments for securities designated as available-for-sale reflected a decrease of $73.1 million for the three months ended March 31, 2021, which was included net of the associated tax expense of $17.5 million as a component of other comprehensive income, and largely occurred as a result of increased market yields and spreads on certain types of securities. (See Note 3 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.) The Company held no equity securities at March 31, 2021, December 31, 2020 and March 31, 2020.

Deposits: Deposits, client retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes.  We compete with other financial institutions and financial intermediaries in attracting deposits and we generally attract deposits within our primary market areas. Increasing core deposits (non-interest-bearing and interest-bearing transaction and savings accounts) is a fundamental element of our business strategy. Much of the focus of our branch strategy and current marketing efforts have been directed toward attracting additional deposit client relationships and balances.  This effort has been particularly directed towards emphasizing core deposit activity in non-interest-bearing and other transaction and savings accounts. The long-term success of our deposit gathering activities is reflected not only in the growth of core deposit balances, but also in the level of deposit fees, service charges and other payment processing revenues compared to prior periods.

The following table sets forth the Company’s deposits by type of deposit account as of the dates indicated (dollars in thousands):

				Percentage Change
	Mar 31, 2021	Dec 31, 2020	Mar 31, 2020	Prior Year End	Prior Year Quarter
Non-interest-bearing	$5,994,693	$5,492,924	$4,107,262	9.1%	46.0%
Interest-bearing checking	1,722,085	1,569,435	1,331,860	9.7	29.3
Regular savings accounts	2,597,731	2,398,482	1,997,265	8.3	30.1
Money market accounts	2,327,380	2,191,135	1,846,844	6.2	26.0
Interest-bearing transaction & savings accounts	6,647,196	6,159,052	5,175,969	7.9	28.4
Total core deposits	12,641,889	11,651,976	9,283,231	8.5	36.2
Interest-bearing certificates	906,978	915,320	1,166,306	(0.9)	(22.2)
Total deposits	$13,548,867	$12,567,296	$10,449,537	7.8%	29.7%

Total deposits were $13.55 billion at March 31, 2021, compared to $12.57 billion at December 31, 2020 and $10.45 billion a year ago. The $981.6 million increase in total deposits compared to December 31, 2020 primarily reflects a $989.9 million increase in core deposits. The increase in total deposits from year end was due primarily to PPP loan funds deposited into client accounts and an increase in client deposit accounts due to reduced business investment and changes in consumer spending habits during the COVID-19 pandemic. Non-interest-bearing account balances increased 9% to $5.99 billion at March 31, 2021, compared to $5.49 billion at December 31, 2020, and increased 46% compared to $4.11 billion a year ago. Interest-bearing transaction and savings accounts increased 8% to $6.65 billion at March 31, 2021, compared to $6.16 billion at December 31, 2020, and increased 28% compared to $5.18 billion a year ago. Certificates of deposit decreased 1% to $907.0 million at March 31, 2021, compared to $915.3 million at December 31, 2020 and decreased 22% compared to $1.17 billion a year ago. We had no brokered deposits at March 31, 2021 or December 31, 2020, compared to $251.0 million at March 31, 2020. Core deposits represented 93% of total deposits at both March 31, 2021 and December 31, 2020.

The following table presents deposits by geographic concentration at March 31, 2021, December 31, 2020 and March 31, 2020 (dollars in thousands):

	Mar 31, 2021		Dec 31, 2020	Mar 31, 2020	Percentage Change
	Amount	Percentage	Amount	Amount	Prior Year End	Prior Year Quarter
Washington(1)	$7,504,389	55.4%	$7,058,404	$6,037,864	6.3%	24.3%
Oregon	2,929,027	21.6	2,604,908	2,093,738	12.4	39.9
California	2,401,299	17.7	2,237,949	1,828,064	7.3	31.4
Idaho	714,152	5.3	666,035	489,871	7.2	45.8
Total deposits	$13,548,867	100.0%	$12,567,296	$10,449,537	7.8%	29.7%
(1)Includes brokered deposits.

Borrowings: FHLB advances decreased to $100.0 million at March 31, 2021 from $150.0 million at December 31, 2020 as core deposits were used to fund growth in loans and the securities portfolios. Other borrowings, consisting of retail repurchase agreements primarily related to client cash management accounts, increased $31.5 million, or 17%, to $216.3 million at March 31, 2021, compared to $184.8 million at December 31, 2020. On June 30, 2020, Banner issued and sold in an underwritten offer the Subordinated Notes, resulting in net proceeds, after underwriting discounts and offering expenses, of $98.1 million. No additional junior subordinated debentures were issued or matured during the three months ended March 31, 2021; however, the estimated fair value of these instruments increased by $274,000, reflecting tighter market spreads. Junior subordinated debentures totaled $117.2 million at March 31, 2021 compared to $117.0 million at December 31, 2020.

Shareholders’ Equity: Total shareholders’ equity decreased $47.4 million to $1.62 billion at March 31, 2021 compared to $1.67 billion at December 31, 2020. The decrease in shareholders’ equity is primarily due to the accrual of $14.6 million of cash dividends to common shareholders, the repurchase of 500,000 shares of common stock at a total cost of $25.3 million and the $56.1 million decrease in accumulated other comprehensive income primarily representing the decrease in the fair value of securities available-for-sale, net of tax reflects and the increase in the fair value of junior subordinated debentures. These decreases were partially offset by $46.9 million of year-to-date net income. During the three months ended March 31, 2021, no shares of restricted stock were forfeited and 49,003 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants. (See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” in this Form 10-Q.) Tangible common shareholders’ equity, which excludes goodwill and other intangible assets, decreased $45.7 million to $1.23 billion, or 7.80% of tangible assets at March 31, 2021, compared to $1.27 billion, or 8.69% of tangible assets at December 31, 2020. The decrease in tangible common shareholders’ equity as a percentage of tangible assets was primarily due to the increase in tangible assets, including the PPP loans, interest bearing deposits and securities. The decrease in shareholders’ equity also contributed to the decline.

Comparison of Results of Operations for the Three Months Ended March 31, 2021 and 2020

For the quarter ended March 31, 2021, our net income was $46.9 million, or $1.33 per diluted share, compared to $16.9 million, or $0.47 per diluted share, for the quarter ended March 31, 2020. Our net income for the quarter ended March 31, 2021 was positively impacted by increased mortgage banking income, decreased funding costs, and decreased non-interest expense, which included $148,000 of COVID-19 related expenses and $571,000 of acquisition-related expenses. The results for the quarter ended March 31, 2021 were also positively impacted by an $9.3 million recapture of provision for credit losses during the current quarter due to an improvement in forecasted economic conditions and a decrease in loan balances, excluding the increase in PPP loans. These changes were partially offset by lower yields on interest earning assets.

The decline in the yield on interest-earning assets, partially offset by growth in average interest-earning assets and decreased funding costs produced decreased net interest income. This decrease was offset by increased mortgage banking income and a $4.7 million improvement in fair value adjustments resulting in non-interest income increasing for the quarter ended March 31, 2021, compared to the same period a year earlier. Banner recorded an $9.3 million recapture of provision for credit losses for the quarter ended March 31, 2021, compared to a $23.5 million provision for credit losses in the same quarter a year ago. The recapture of provision for credit losses for the current quarter primarily reflects the decrease in loan balances, excluding the increase in PPP loans, as well as improvement in the forecasted economic indicators. Non-interest expenses decreased in the quarter ended March 31, 2021 compared to the same period a year ago, reflecting increased capitalized loan origination costs, primarily related to the origination of PPP loans during the current quarter, partially offset by increased salary and employee benefits expense.

Our adjusted earnings, which excludes net gain or loss on sales of securities, changes in the valuation of financial instruments carried at fair value, merger and acquisition-related expenses, COVID-19 expenses and related tax expenses or benefits, were $47.0 million, or $1.33 per diluted share, for the quarter ended March 31, 2021, compared to $21.4 million, or $0.60 per diluted share, for the quarter ended March 31, 2020.

Net Interest Income. Net interest income decreased by $1.6 million, or 1%, to $117.7 million for the quarter ended March 31, 2021, compared to $119.3 million for the same quarter one year earlier, due to lower yields on average interest-earning assets, partially offset by decreases in the cost of funding liabilities and an increase of $2.69 billion in the average balance of interest-earning assets. The growth in the average balance of interest-earning assets reflects the origination of PPP loans as well as increases in short term investments including interest bearing deposits and securities available for sale. The net interest margin on a tax equivalent basis of 3.44% for the quarter ended March 31, 2021 was enhanced by five basis points as a result of acquisition accounting adjustments. This compares to a net interest margin on a tax equivalent basis of 4.25% for the quarter ended March 31, 2020, which included ten basis points from acquisition accounting adjustments. The decrease in net interest margin compared to a year earlier primarily reflects lower yields on average interest-earning assets and a larger percentage of interest-earnings assets being invested in short term investments, partially offset by decreases in the cost of funding liabilities. The lower yields on average interest-earning assets compared to a year earlier were largely due to the impact of decreases to the targeted Fed Funds Rate during the first quarter of 2020, which resulted in the yields on adjustable rate loan repricing lower and the yields on new origination being lower than the existing loan portfolio. The decrease in interest-earnings asset yields were partially offset by decreases in the costs of funding liabilities compared to a year earlier which were also largely due to the impact of decreases to the targeted Fed Funds Rate.

Interest Income. Interest income for the quarter ended March 31, 2021 was $124.5 million, compared to $131.7 million for the same quarter in the prior year, a decrease of $7.1 million, or 5%.  The decrease in interest income occurred as a result of the decrease in the yield on interest-earning assets, partially offset by increases in the average balances of both loans and investment securities. The average balance of interest-earning assets was $14.14 billion for the quarter ended March 31, 2021, compared to $11.44 billion for the same period a year earlier. The average yield on interest-earning assets was 3.64% for the quarter ended March 31, 2021, compared to 4.69% for the same quarter one year earlier. The decrease in yield between periods reflects a 65 basis-point decrease in the average yield on loans and a 110 basis-point decrease in the average yield on investment securities. Average loans receivable for the quarter ended March 31, 2021 increased $573.3 million, or 6%, to $10.08 billion, compared to $9.51 billion for the same quarter in the prior year. Interest income on loans decreased by $10.0 million, or 8%, to $108.9 million for the current quarter from $118.9 million for the quarter ended March 31, 2020, reflecting the impact of the previously mentioned decrease in loan yields.  The decrease in average loan yields reflects the impact of lower interest rates as well as the impact of the low loan yields for the PPP loan portfolio. The acquisition accounting loan discount accretion and the related balance sheet impact added seven basis points to the current quarter loan yield, compared to 12 basis points for the same quarter one year earlier.

The combined average balance of mortgage-backed securities, other investment securities, equity securities, daily interest-bearing deposits and FHLB stock (total investment securities or combined portfolio) increased to $4.05 billion for the quarter ended March 31, 2021 (excluding the effect of fair value adjustments), compared to $1.93 billion for the quarter ended March 31, 2020; and the interest and dividend income from those investments increased by $2.9 million compared to the same quarter in the prior year. The average yield on the combined portfolio decreased to 1.66% for the quarter ended March 31, 2021, from 2.76% for the same quarter one year earlier. The decrease in average yield reflects the overall decline in market interest rates as well as the investment of excess liquidity in short term investments.

Interest Expense. Interest expense for the quarter ended March 31, 2021 was $6.9 million, compared to $12.4 million for the same quarter in the prior year. The interest expense decrease between periods reflects a 25 basis-point decrease in the average cost of all funding liabilities, partially offset by a $2.70 billion, or 25%, increase in the average balance of funding liabilities.

Deposit interest expense decreased $5.1 million, or 59%, to $3.6 million for the quarter ended March 31, 2021, compared to $8.8 million for the same quarter in the prior year, primarily as a result of a decrease in the cost of deposits, partially offset by an increase in the average balances. The average rate paid on total deposits decreased to 0.11% in the first quarter of 2021 from 0.35% for the quarter ended March 31, 2020, primarily reflecting decreases in the costs of interest-bearing checking, money market, savings, and certificates of deposit accounts, as well as an increase in the percentage of core deposits. The cost of interest-bearing deposits decreased by 37 basis points to 0.20% for the quarter ended March 31, 2021 compared to 0.57% in the same quarter a year earlier. Average deposit balances increased to $12.92 billion for the quarter ended March 31, 2021, from $10.14 billion for the quarter ended March 31, 2020. The decrease in the cost of interest-bearing deposits between the periods was driven by market and competitive factors as a result of decreases in the target Fed Funds Rate over the last year.

Average total borrowings were $595.3 million for the quarter ended March 31, 2021, compared to $678.1 million for the same quarter one year earlier and the average rate paid on total borrowings for the quarter ended March 31, 2021 increased to 2.21% from 2.17% for the same quarter one year earlier. The decrease in average total borrowings for the quarter ended March 31, 2021 from the same period a year earlier was primarily due to a $261.0 million decrease in average FHLB advances. The decrease in average FHLB advances was partially offset by the issuance of the subordinated notes in the second quarter of 2020 and an increase in average other borrowings due to increases in retail repurchase agreements primarily related to client cash management accounts. Interest expense on total borrowings decreased to $3.3 million for the quarter ended March 31, 2021 from $3.7 million for the quarter ended March 31, 2020.

Analysis of Net Interest Spread. The following tables present for the periods indicated our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities with additional comparative data on our operating performance (dollars in thousands):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Held for sale loans	$119,341	$925	3.14%	$152,627	$1,520	4.01%
Mortgage loans	7,144,770	80,580	4.57	7,310,115	93,061	5.12
Commercial/agricultural loans	2,691,554	26,711	4.02	1,884,006	22,959	4.90
Consumer and other loans	127,469	1,947	6.19	163,098	2,595	6.40
Total loans(1)(3)	10,083,134	110,163	4.43	9,509,846	120,135	5.08
Mortgage-backed securities	1,953,820	9,472	1.97	1,354,585	9,236	2.74
Other securities	1,048,856	6,687	2.59	458,116	3,310	2.91
Equity securities	1,742	—	—	—	—	—
Interest-bearing deposits with banks	1,032,138	262	0.10	92,659	393	1.71
FHLB stock	15,952	161	4.09	26,522	322	4.88
Total investment securities (3)	4,052,508	16,582	1.66	1,931,882	13,261	2.76
Total interest-earning assets	14,135,642	126,745	3.64	11,441,728	133,396	4.69
Non-interest-earning assets	1,237,281			1,193,256
Total assets	$15,372,923			$12,634,984
Deposits:
Interest-bearing checking accounts	$1,616,824	315	0.08	$1,266,647	469	0.15
Savings accounts	2,486,820	521	0.08	2,039,857	1,755	0.35
Money market accounts	2,242,748	775	0.14	1,743,118	2,439	0.56
Certificates of deposit	913,053	1,998	0.89	1,124,994	4,087	1.46
Total interest-bearing deposits	7,259,445	3,609	0.20	6,174,616	8,750	0.57
Non-interest-bearing deposits	5,663,820	—	—	3,965,380	—	—
Total deposits	12,923,265	3,609	0.11	10,139,996	8,750	0.35
Other interest-bearing liabilities:
FHLB advances	144,444	934	2.62	405,429	2,064	2.05
Other borrowings	202,930	109	0.22	124,771	116	0.37
Subordinated debt	247,944	2,208	3.61	147,944	1,477	4.02
Total borrowings	595,318	3,251	2.21	678,144	3,657	2.17
Total funding liabilities	13,518,583	6,860	0.21	10,818,140	12,407	0.46
Other non-interest-bearing liabilities (2)	207,560			212,162
Total liabilities	13,726,143			11,030,302
Shareholders’ equity	1,646,780			1,604,682
Total liabilities and shareholders’ equity	$15,372,923			$12,634,984
Net interest income/rate spread (tax equivalent)		$119,885	3.43%		$120,989	4.23%
Net interest margin (tax equivalent)			3.44%			4.25%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(2,224)			(1,731)
Net interest income and margin		$117,661	3.38%		$119,258	4.19%
Additional Key Financial Ratios:
Return on average assets			1.24%			0.54%
Return on average equity			11.54			4.23
Average equity / average assets			10.71			12.70
Average interest-earning assets / average interest-bearing liabilities			179.96			166.97
Average interest-earning assets / average funding liabilities			104.56			105.76
Non-interest income / average assets			0.64			0.61
Non-interest expense / average assets			2.47			2.98
Efficiency ratio (4)			65.90			67.52
Adjusted efficiency ratio (5)			63.85			62.26
(1)Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due.  Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $1.2 million for both the three months ended March 31, 2021 and March 31, 2020, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $985,000 and $522,000 for the three months ended March 31, 2021 and March 31, 2020, respectively.
(4)Non-interest expense divided by the total of net interest income and non-interest income.
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

ADDITIONAL FINANCIAL INFORMATION
(dollars in thousands)
	Quarters Ended
CHANGE IN THE	Mar 31, 2021	December 31, 2020	Mar 31, 2020
ALLOWANCE FOR CREDIT LOSSES - LOANS
Balance, beginning of period	$167,279	$167,965	$100,559
Beginning balance adjustment for adoption of ASC 326	—	—	7,812
(Recapture)/provision for credit losses - loans	(8,035)	(593)	21,713
Recoveries of loans previously charged off:
Commercial real estate	24	31	167
Construction and land	100	—	—
One- to four-family residential	113	194	148
Commercial business	979	2,444	205
Agricultural business, including secured by farmland	—	51	1,750
Consumer	296	90	96
	1,512	2,810	2,366
Loans charged off:
Commercial real estate	(3,763)	(1,375)	(100)
Multifamily real estate	—	—	(66)
One- to four-family residential	—	—	(64)
Commercial business	(789)	(1,019)	(1,384)
Agricultural business, including secured by farmland	—	(37)	—
Consumer	(150)	(472)	(348)
	(4,702)	(2,903)	(1,962)
Net (charge-offs)/recoveries	(3,190)	(93)	404
Balance, end of period	$156,054	$167,279	$130,488
Net charge-offs / Average loans receivable	(0.032)%	(0.001)%	0.004%

The provision for credit losses - loans reflects the amount required to maintain the allowance for credit losses - loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. During the three months ended March 31, 2021, we recorded a recapture of provision for credit losses - loans of $8.0 million, compared to a recapture of provision for credit losses - loans of $593,000 during the prior quarter and a provision for credit losses - loans of $21.7 million during the quarter a year ago. The recapture of provision for credit losses for the current quarter primarily reflects the decrease in loan balances, excluding the increase in PPP loans, as well as improvement in the forecasted economic indicators, including unemployment, gross domestic product, residential real estate prices and consumer confidence, while the recapture of the provision for credit losses recorded in the preceding quarter primarily reflected the decrease in loan balances. The provision for credit losses recorded in the first quarter a year ago reflected the deterioration in forecasted economic indicators and the economic outlook that existed at March 31, 2020 as a result of the COVID-19 pandemic. Future assessments of the expected credit losses will not only be impacted by changes to the reasonable and supportable forecast, but will also include an updated assessment of qualitative factors, as well as consideration of any required changes in the reasonable and supportable forecast reversion period. No allowance for credit losses-loans was recorded on the $1.32 billion balance of PPP loans at March 31, 2021 as these loans are fully guaranteed by the SBA.

Net loan charge-offs were $3.2 million for the quarter ended March 31, 2021 compared to net loan recoveries of $404,000 for the same quarter in the prior year. The allowance for credit losses - loans was $156.1 million at March 31, 2021 compared to $167.3 million at December 31, 2020 and $130.5 million at March 31, 2020. The allowance for credit losses - loans as a percentage of total loans (loans receivable excluding allowance for credit losses) was 1.57% at March 31, 2021 as compared to 1.69% at December 31, 2020 and 1.41% at March 31, 2020. The decrease in the allowance for credit losses - loans as a percentage of loans reflects the recapture of provision for credit losses - loans recorded during the current and prior quarters, primarily as the result of the improvement in the forecasted economic indicators as well as the decrease in loan balances, excluding PPP loans.

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

	Quarters Ended
CHANGE IN THE	Mar 31, 2021	Mar 31, 2020
ALLOWANCE FOR CREDIT LOSSES - UNFUNDED LOAN COMMITMENTS
Balance, beginning of period	$13,297	$2,716
Beginning balance adjustment for adoption of ASC 326	—	7,022
(Recapture)/provision for credit losses - unfunded loan commitments	(1,220)	1,722
Balance, end of period	$12,077	$11,460

The allowance for credit losses - unfunded loan commitments was $12.1 million at March 31, 2021 compared to $11.5 million at March 31, 2020. The decrease in the allowance for credit losses - unfunded loan commitments reflects the recapture of provision for credit losses - unfunded loan commitments recorded during the quarter. During the quarter ended March 31, 2021, we recorded a recapture of provision for credit losses - unfunded loan commitments of $1.2 million, compared to a $1.7 million provision during the quarter a year ago. The recapture of provision for credit losses - unfunded loan commitments for the current quarter was primarily the result of an improvement in the forecasted economic indicators.

Non-interest Income. The following table presents the key components of non-interest income for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three months ended March 31,
	2021	2020	Change Amount	Change Percent
Deposit fees and other service charges	$8,939	$9,803	$(864)	(8.8)%
Mortgage banking operations	11,440	10,191	1,249	12.3
Bank owned life insurance	1,307	1,050	257	24.5
Miscellaneous	2,042	2,639	(597)	(22.6)
	23,728	23,683	45	0.2
Net gain on sale of securities	485	78	407	nm
Net change in valuation of financial instruments carried at fair value	59	(4,596)	4,655	(101.3)
Total non-interest income	$24,272	$19,165	$5,107	26.6

Non-interest income was $24.3 million for the quarter ended March 31, 2021, compared to $19.2 million for the same quarter in the prior year. Our non-interest income for the quarter ended March 31, 2021 included a $59,000 net gain for fair value adjustments and a net gain of $485,000 on sales of securities. For the quarter ended March 31, 2020, fair value adjustments resulted in a net loss of $4.6 million and we had a net gain of $78,000 on sale of securities. For a more detailed discussion of our fair value adjustments, please refer to Note 8 in the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.

Deposit fees and other service charges decreased by $864,000, or 9%, for the quarter ended March 31, 2021, compared to the same period a year ago. The decrease in deposit fees and other service charges was primarily a result of reduced transaction deposit account activity since the start of the COVID-19 pandemic. Mortgage banking revenues, including gains on one- to four-family and multifamily loan sales and loan servicing fees, increased $1.2 million for the quarter ended March 31, 2021, compared to the same period a year ago. Gains on sales of multifamily loans in the current quarter resulted in income of $1.7 million for the quarter ended March 31, 2021, compared to $189,000 for the same period a year ago. Gains on sales of one- to four-family loans in the current quarter resulted in income of $9.8 million for the quarter ended March 31, 2021, compared to $9.6 million in the same period a year ago. The higher mortgage banking revenue reflected an increase in the gain on sale margin on one- to four-family held for sale loans during the quarter compared to the same period a year ago. Home purchase activity accounted for 54% of one- to four-family mortgage banking loan originations during both the quarters ended March 31, 2021 and March 31, 2020. The increase in bank owned life insurance income for quarter ended March 31, 2021 compared to the same period a year ago was due to death benefit proceeds received.

Non-interest Expense.  The following table represents key elements of non-interest expense for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three months ended March 31,
	2021	2020	Change Amount	Change Percent
Salaries and employee benefits	$64,819	$59,908	$4,911	8.2%
Less capitalized loan origination costs	(9,696)	(5,806)	(3,890)	67.0
Occupancy and equipment	12,989	13,107	(118)	(0.9)
Information/computer data services	6,203	5,810	393	6.8
Payment and card processing expenses	4,326	4,240	86	2.0
Professional and legal expenses	3,328	1,919	1,409	73.4
Advertising and marketing	1,263	1,827	(564)	(30.9)
Deposit insurance expense	1,533	1,635	(102)	(6.2)
State/municipal business and use taxes	1,065	984	81	8.2
REO operations	(242)	100	(342)	(342.0)
Amortization of core deposit intangibles	1,711	2,001	(290)	(14.5)
Miscellaneous	5,509	6,357	(848)	(13.3)
	92,808	92,082	726	0.8
COVID-19 expenses	148	239	(91)	(38.1)
Merger and acquisition-related expenses	571	1,142	(571)	(50.0)
Total non-interest expense	$93,527	$93,463	$64	0.1%

Non-interest expenses were $93.5 million for the both the quarter ended March 31, 2021 and the quarter ended March 31, 2020. The current quarter non-interest expense includes increased capitalized loan origination costs, partially offset by increases in salary and employee benefits and professional and legal expenses. In addition, the quarter ended March 31, 2021 included $148,000 of COVID-19 expenses, compared to $239,000 for the quarter a year ago. We expect to see COVID-19 expenses continue in the following quarters depending on the duration of the current pandemic.

Salary and employee benefits expenses increased $4.9 million to $64.8 million for the quarter ended March 31, 2021, compared to $59.9 million for the quarter ended March 31, 2020, primarily reflecting $1.3 million of severance expense related to a reduction in staffing as well as a $1.2 million adjustment recorded in the current quarter to increase the liability related to deferred compensation plans and normal salary and wage adjustments. Capitalized loan origination costs increased $3.9 million for the quarter ended March 31, 2021, compared to the same period in the prior year, primarily related to the origination of PPP loans during the current quarter. Information data services expenses increased $393,000 for the quarter ended March 31, 2021, compared to the same period in the prior year, reflecting incremental costs as the Company continued to grow. Professional and legal expenses increased $1.4 million for the quarter ended March 31, 2021, compared to the same period in the prior year, primarily due to an increase in consulting expenses. Advertising and marketing expenses decreased $564,000 for the quarter ended March 31, 2021, compared to the same period in the prior year, reflecting a curtailment of direct mail and marketing campaigns in response to the COVID-19 pandemic. Miscellaneous expenses decreased $848,000 for the quarter ended March 31, 2021, compared to the same period in the prior year, reflecting a reduction in employee travel, conferences and training expenses.

Banner’s efficiency ratio was 65.90% for the current quarter, compared to 67.52% in the year ago quarter. Banner’s adjusted efficiency ratio was 63.85% for the current quarter, compared to 62.26% in the year ago quarter. See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to the efficiency ratio.

Income Taxes. For the quarter ended March 31, 2021, we recognized $10.8 million in income tax expense for an effective tax rate of 18.7%, which reflects our normal statutory tax rate reduced by the effect of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting. Our statutory income tax rate is 23.5%, representing a blend of the statutory federal income tax rate of 21.0% and apportioned effects of the state income tax rates. For the quarter ended March 31, 2020, we recognized $4.6 million in income tax expense for an effective tax rate of 21.4%. For more discussion on our income taxes, please refer to Note 9 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

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

Non-Performing Assets:  Non-performing assets increased slightly to $37.0 million, or 0.23% of total assets, at March 31, 2021, from $36.5 million, or 0.24% of total assets, at December 31, 2020, and decreased compared to $46.1 million, or 0.36% of total assets, at March 31, 2020. The decrease in non-performing loans year-over-year was largely due to the payoff of one commercial banking relationship in the fourth quarter of 2020. This relationship had an outstanding balance of $14.7 million at March 31, 2020. Our allowance for credit losses - loans was $156.1 million, or 426% of non-performing loans at March 31, 2021 and our allowance for credit losses was $167.3 million, or 470% of non-performing loans at December 31, 2020 and $130.5 million, or 299% of non-performing loans at March 31, 2020.  In addition to the allowance for credit losses - loans, the Company maintains an allowance for credit losses - unfunded loan commitments which was $12.1 million at March 31, 2021, compared to $13.3 million at December 31, 2020 and $11.5 million at March 31, 2020. We believe our level of non-performing loans and assets continues to be manageable at March 31, 2021. The primary components of the $37.0 million in non-performing assets were $35.0 million in nonaccrual loans, $1.6 million in loans more than 90 days delinquent and still accruing interest, and $377,000 in REO and other repossessed assets.

Loans are reported as TDRs when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  If any TDR loan becomes delinquent or other matters call into question the borrower’s ability to repay full interest and principal in accordance with the restructured terms, the TDR loan would be reclassified as nonaccrual.  At March 31, 2021, we had $6.4 million of restructured loans performing under their restructured repayment terms.

The following table sets forth information with respect to our non-performing assets and restructured loans at the dates indicated (dollars in thousands):

	March 31, 2021	December 31, 2020	March 31, 2020
Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$21,615	$18,199	$8,512
Construction and land	986	936	1,393
One- to four-family	4,456	3,556	3,045
Commercial business	4,194	5,407	25,027
Agricultural business, including secured by farmland	1,536	1,743	495
Consumer	2,244	2,719	1,812
	35,031	32,560	40,284
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	—	—	24
Construction and land	—	—	1,407
One- to four-family	1,524	1,899	1,089
Commercial business	37	1,025	77
Agricultural business, including secured by farmland	—	—	461
Consumer	—	130	320
	1,561	3,054	3,378
Total non-performing loans	36,592	35,614	43,662
REO, net (2)	340	816	2,402
Other repossessed assets held for sale	37	51	47
Total non-performing assets	$36,969	$36,481	$46,111

Total non-performing loans to loans before allowance for credit losses	0.37%	0.36%	0.47%
Total non-performing loans to total assets	0.23%	0.24%	0.34%
Total non-performing assets to total assets	0.23%	0.24%	0.36%
Total nonaccrual loans to loans before allowance for credit losses	0.35%	0.33%	0.43%
Restructured loans performing under their restructured terms (3)	$6,424	$6,673	$6,423

Loans 30-89 days past due and on accrual	$19,233	$12,291	$39,974

(1)Includes $1.2 million of nonaccrual TDR loans at March 31, 2021. For the three months ended March 31, 2021, interest income was reduced by $432,000 as a result of nonaccrual loan activity, which includes the reversal of $68,000 of accrued interest as of the date the loan was placed on nonaccrual. There was no interest income recognized on nonaccrual loans for the three months ended March 31, 2021.
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

In addition to the non-performing loans as of March 31, 2021, we had other classified loans with an aggregate outstanding balance of $275.6 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

The following table presents the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade at the dates indicated (in thousands):

	March 31, 2021	December 31, 2020	March 31, 2020

Pass	$9,584,429	$9,494,147	$9,095,264
Special Mention	51,692	36,598	64,406
Substandard	311,576	340,237	126,074
Total	$9,947,697	$9,870,982	$9,285,744

The decrease in substandard loans during the three months ended March 31, 2021 primarily reflects the payoff of substandard loans as well as risk rating upgrades as certain industries impacted by the COVID-19 pandemic have begun to stabilize.

REO: REO was $340,000 at March 31, 2021 compared to $816,000 at December 31, 2020. The following table shows REO activity for the three months ended March 31, 2021 and March 31, 2020 (in thousands):

	Three Months Ended
	Mar 31, 2021	Mar 31, 2020
Balance, beginning of period	$816	$814
Additions from loan foreclosures	—	1,588
Proceeds from dispositions of REO	(783)	—
Gain (loss) on sale of REO	307	—
Balance, end of period	$340	$2,402

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the three months ended March 31, 2021 and March 31, 2020, our loan originations, including originations of loans held for sale, exceeded our loan repayments by $379.2 million and $280.1 million, respectively. There were no loan purchases during the three months ended March 31, 2021 or March 31, 2020. This activity was funded primarily by increased core deposits and the sale of loans in 2021. During the three months ended March 31, 2021 and March 31, 2020, we received proceeds of $427.8 million and $338.8 million, respectively, from the sale of loans. Securities purchased during the three months ended March 31, 2021 and March 31, 2020 totaled $1.26 billion and $350.1 million, respectively, and securities repayments, maturities and sales in those periods were $493.4 million and $131.1 million, respectively.

Our primary financing activity is gathering deposits. Total deposits increased by $981.6 million during the first three months of 2021, as core deposits increased by $989.9 million and certificates of deposits decreased by $8.3 million. The increase in total deposits during the first three months of 2021 was due primarily to PPP loan funds deposited into client accounts, fiscal stimulus payments, and an increase in average deposit account balances due to client’s maintaining a higher level of liquidity during the COVID-19 pandemic. Certificates of deposit are generally more vulnerable to competition and more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At March 31, 2021, certificates of deposit amounted to $907.0 million, or 7% of our total deposits, including $705.0 million which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our certificates of deposit as they mature.

FHLB advances decreased $50.0 million to $100.0 million during the first three months of 2021. Other borrowings increased $31.5 million to $216.3 million at March 31, 2021 from $184.8 million at December 31, 2020.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the three months ended March 31, 2021 and 2020, we used our sources of funds primarily to fund loan commitments and purchase securities. At March 31, 2021, we had outstanding loan commitments totaling $3.72 billion, primarily relating to undisbursed loans in process and unused credit lines. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings.  We maintain credit facilities with the FHLB-Des Moines, which provided for advances that in the aggregate would equal the lesser of 45% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock).  At March 31, 2021, under these credit facilities based on pledged collateral, Banner Bank had $2.28 billion of available credit capacity. Advances under these credit facilities totaled $100.0 million at March 31, 2021. In addition, Banner Bank has been approved for participation in the Borrower-In-Custody (BIC) program by the Federal Reserve Bank of San Francisco (FRBSF).  Under this program, based on pledged collateral, Banner Bank had available lines of credit of approximately $1.01 billion as of March 31, 2021.  We had no funds borrowed from the FRBSF at March 31, 2021 or December 31, 2020.  Additionally, the Federal Reserve recently established the Paycheck Protection Program Liquidity Facility (PPPLF) to bolster the effectiveness of the PPP. As of March 31, 2021, Banner Bank was approved to utilize the PPPLF. Banner Bank may utilize the PPPLF pursuant to which it will pledge PPP loans at face value as collateral to obtain FRB non-recourse advances. There were no borrowings outstanding under this program during the quarter ended March 31, 2021.
Banner Corporation is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner Corporation’s primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At March 31, 2021, the Company on an unconsolidated basis had liquid assets of $113.2 million. On June 30, 2020, Banner issued and sold in an underwritten offer of the Subordinated Notes, resulting in net proceeds, after underwriting discounts and offering expenses, of $98.1 million.  The Subordinated Notes qualify as Tier 2 capital for regulatory capital purposes.

As noted below, Banner Corporation and its subsidiary bank continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the three months ended March 31, 2021, total shareholders’ equity decreased $47.4 million, to $1.62 billion.  At March 31, 2021, tangible common shareholders’ equity, which excludes goodwill and other intangible assets, was $1.23 billion, or 7.80% of tangible assets.  See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to tangible common shareholders’ equity.  Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

Capital Requirements

Banner Corporation is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (BHCA), and the regulations of the Federal Reserve.  Banner Bank, as state-chartered, federally insured commercial bank, is subject to the capital requirements established by the FDIC.

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Bank to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets.  In addition to the minimum capital ratios, both Banner Corporation and the Bank are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital of more than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At March 31, 2021, Banner Corporation and the Bank each exceeded all regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 15 of the Notes to the Consolidated Financial Statements included in the 2020 Form 10-K for additional information regarding regulatory capital requirements for Banner Corporation and the Bank.)

The actual regulatory capital ratios calculated for Banner Corporation and Banner Bank as of March 31, 2021, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as “Adequately Capitalized”		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Amount
Banner Corporation—consolidated
Total capital to risk-weighted assets	$1,594,230	14.74%	$865,281	8.00%	$1,081,602	10.00%
Tier 1 capital to risk-weighted assets	1,358,958	12.56	648,961	6.00	648,961	6.00
Tier 1 leverage capital to average assets	1,358,958	9.10	597,434	4.00	n/a	n/a
Common equity tier 1 capital	1,215,458	11.24	486,721	4.50	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	1,473,846	13.63	865,096	8.00	1,081,370	10.00
Tier 1 capital to risk-weighted assets	1,338,602	12.38	648,822	6.00	865,096	8.00
Tier 1 leverage capital to average assets	1,338,602	8.95	598,565	4.00	748,207	5.00
Common equity tier 1 capital	1,338,602	12.38	486,616	4.50	702,890	6.50

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

The following table sets forth, as of March 31, 2021, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$51,831	10.5%	$129,166	13.2%	$(291,408)	(12.6)%
+300	48,312	9.8	119,868	12.2	(203,914)	(8.8)
+200	37,752	7.6	94,295	9.6	(100,335)	(4.3)
+100	20,885	4.2	52,980	5.4	(19,709)	(0.9)
0	—	—	—	—	—	—
-25	(2,060)	(0.4)	(7,300)	(0.7)	(12,206)	(0.5)

(1)    Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.  The targeted Federal Funds Rate was between 0.00% and 0.25% at March 31, 2021.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 2021 (dollars in thousands).  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At March 31, 2021, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $4.55 billion, representing a one-year cumulative gap to total assets ratio of 28.20%.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of March 31, 2021 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$794,985	$89,071	$103,536	$21,281	$11,998	$718	$1,021,589
Fixed-rate mortgage loans	390,518	261,396	776,632	431,115	364,640	15,334	2,239,635
Adjustable-rate mortgage loans	1,112,111	389,004	1,074,535	719,440	163,631	182	3,458,903
Fixed-rate mortgage-backed securities	119,386	99,994	410,403	360,504	768,826	468,854	2,227,967
Adjustable-rate mortgage-backed securities	192,991	3,001	27,933	5,736	7,336	—	236,997
Fixed-rate commercial/agricultural loans	307,941	309,141	936,976	330,188	99,550	35,429	2,019,225
Adjustable-rate commercial/agricultural loans	640,971	23,432	78,848	36,278	10,443	—	789,972
Consumer and other loans	448,533	21,821	50,397	16,894	14,923	30,679	583,247
Investment securities and interest-earning deposits	1,569,623	19,193	74,506	133,395	341,243	165,539	2,303,499
Total rate sensitive assets	5,577,059	1,216,053	3,533,766	2,054,831	1,782,590	716,735	14,881,034
Interest-bearing liabilities: (2)
Regular savings	252,634	164,092	546,284	405,862	619,281	609,578	2,597,731
Interest checking accounts	172,057	69,612	243,778	199,789	365,304	671,546	1,722,086
Money market deposit accounts	278,941	140,971	468,803	350,681	544,560	543,425	2,327,381
Certificates of deposit	437,646	267,377	178,151	21,935	1,863	40	907,012
FHLB advances	50,000	50,000	—	—	—	—	100,000
Subordinated notes	—	—	—	100,000	—	—	100,000
Junior subordinated debentures	147,944	—	—	—	—	—	147,944
Retail repurchase agreements	216,260	—	—	—	—	—	216,260
Total rate sensitive liabilities	1,555,482	692,052	1,437,016	1,078,267	1,531,008	1,824,589	8,118,414
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$4,021,577	$524,001	$2,096,750	$976,564	$251,582	$(1,107,854)	$6,762,620
Cumulative excess of interest-sensitive assets	$4,021,577	$4,545,578	$6,642,328	$7,618,892	$7,870,474	$6,762,620	$6,762,620
Cumulative ratio of interest-earning assets to interest-bearing liabilities	358.54%	302.25%	280.28%	259.97%	225.05%	183.30%	183.30%
Interest sensitivity gap to total assets	24.95	3.25	13.01	6.06	1.56	(6.87)	41.95
Ratio of cumulative gap to total assets	24.95	28.20	41.21	47.26	48.82	41.95	41.95

(Footnotes on following page)

Footnotes for Table of Interest Sensitivity Gap

(1)Adjustable-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due to mature, and fixed-rate assets are included in the period in which they are scheduled to be repaid based upon scheduled amortization, in each case adjusted to take into account estimated prepayments.  Mortgage loans and other loans are not reduced for allowances for credit losses and non-performing loans.  Mortgage loans, mortgage-backed securities, other loans and investment securities are not adjusted for deferred fees, unamortized acquisition premiums and discounts.
(2)Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(1.02) billion, or (6.35)% of total assets at March 31, 2021.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three Months Ended March 31, 2021 and 2020” of this report on Form 10-Q.

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

(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls Over Financial Reporting:  In the quarter ended March 31, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

In the normal course of business, we have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. Furthermore, in some matters, it is difficult to assess potential exposure because the legal proceeding is still in the pretrial stage.  These claims and counter claims typically arise during the course of collection efforts on problem loans or with respect to actions to enforce liens on properties in which we hold a security interest, although we also periodically are subject to claims related to employment matters.  We are not a party to any pending legal proceedings that management believes would have a material adverse effect on our financial condition operations or cash flows.

ITEM 1A – Risk Factors

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2021:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
January 1, 2021 - January 31, 2021	537	$45.30	—	1,757,781
February 1, 2021 - February 28, 2021	369,315	49.69	361,516	1,396,265
March 1, 2021 - March 31, 2021	179,151	53.67	138,484	1,257,781
Total for quarter	549,003	50.99	500,000	1,257,781

Employees surrendered 49,003 shares to satisfy tax withholding obligations upon the vesting of restricted stock grants during the three months ended March 31, 2021.

On December 21, 2020, the Company announced that its Board of Directors had renewed its authorization to repurchase up to 5% of the Company’s common stock, or 1,757,781 of the Company’s outstanding shares. Under the authorization, shares may be repurchased by the Company in open market purchases. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the quarter ended March 31, 2021, the Company repurchased 500,000 shares under the repurchase authorization, leaving 1,257,781 available for future repurchase.

ITEM 3 – Defaults upon Senior Securities

Not Applicable.

ITEM 4 – Mine Safety Disclosures

Not Applicable.

ITEM 5 – Other Information

Not Applicable.

ITEM 6 – Exhibits

Exhibit	Index of Exhibits

3{a}	Amended and Restated Articles of Incorporation of Registrant [incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 29, 2010 (File No. 000-26584)].

3{b}	Articles of Amendment of Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2011 (File No. 000-26584)).

3{c}
Articles of Amendment to Amended and Restated Articles of Incorporation of Registrant for non-voting common stock [incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 18, 2015 (File No. 000-26584)]

3{d}	Amended and Restated Bylaws of Registrant [incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 20, 2016 (File No. 000-26584)].

10{a}	Amended and Restated Employment Agreement, with Mark J. Grescovich [incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2013 (File No. 000-26584].

10{b}
Form of Supplemental Executive Retirement Program Agreement with Gary Sirmon, Michael K. Larsen, Lloyd W. Baker, Cynthia D. Purcell and Richard B. Barton [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 and the exhibits filed with the Form 8-K on May 6, 2008 (File No. 000-26584)].

10{c}
Form of Employment Contract entered into with Peter J. Conner, Cynthia D. Purcell and Judith A. Steiner [incorporated by reference to exhibits filed with the Form 8-K on June 25, 2014 (File No. 000-26584)].

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

10{g}
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

10{h}	2018 Omnibus Incentive Plan [incorporated by reference as Appendix D to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 23, 2018 (File No. 000-26584)]

10{i}
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

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit	Index of Exhibits
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

May 5, 2021	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

May 5, 2021	/s/ Peter J. Conner
Peter J. Conner
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)