Form 10-Q
period 2021-06-30
BANNER CORP
filed 2021-08-05
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).				Yes	☐	No	[x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:				As of July 31, 2021
Common Stock, $.01 par value per share				34,551,718 shares

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

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
June 30, 2021 and December 31, 2020

ASSETS	June 30, 2021	December 31, 2020
Cash and due from banks	$329,359	$311,899
Interest bearing deposits	1,138,572	922,284
Total cash and cash equivalents	1,467,931	1,234,183
Securities—trading	25,097	24,980
Securities—available-for-sale, amortized cost $3,249,579 and $2,256,189, respectively	3,275,979	2,322,593
Securities—held-to-maturity, net of allowance for credit losses of $110 and $94, respectively, fair value $479,977 and $448,681, respectively	455,256	421,713
Total securities	3,756,332	2,769,286
Federal Home Loan Bank (FHLB) stock	14,001	16,358
Securities purchased under agreements to resell	300,000	—
Loans held for sale (includes $44,762 and $133,554, at fair value, respectively)	71,741	243,795
Loans receivable	9,654,181	9,870,982
Allowance for credit losses – loans	(148,009)	(167,279)
Net loans receivable	9,506,172	9,703,703
Accrued interest receivable	46,979	46,617
Real estate owned (REO), held for sale, net	763	816
Property and equipment, net	156,063	164,556
Goodwill	373,121	373,121
Other intangibles, net	18,004	21,426
Bank-owned life insurance (BOLI)	192,677	191,830
Deferred tax assets, net	69,702	65,742
Operating lease right-of-use assets	55,287	55,367
Other assets	153,084	144,823
Total assets	$16,181,857	$15,031,623
LIABILITIES
Deposits:
Non-interest-bearing	$6,090,063	$5,492,924
Interest-bearing transaction and savings accounts	6,673,598	6,159,052
Interest-bearing certificates	873,047	915,320
Total deposits	13,636,708	12,567,296
Advances from FHLB	100,000	150,000
Other borrowings	237,736	184,785
Subordinated notes, net	98,380	98,201
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	117,520	116,974
Operating lease liabilities	59,117	59,343
Accrued expenses and other liabilities	216,399	143,300
Deferred compensation	46,786	45,460
Total liabilities	14,512,646	13,365,359
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 34,550,888 shares issued and outstanding at June 30, 2021; 35,159,200 shares issued and outstanding at December 31, 2020	1,311,455	1,349,879
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2021; no shares issued and outstanding at December 31, 2020	—	—
Retained earnings	319,505	247,316
Carrying value of shares held in trust for stock-based compensation plans	(7,374)	(7,636)
Liability for common stock issued to stock related compensation plans	7,374	7,636
Accumulated other comprehensive income	38,251	69,069
Total shareholders’ equity	1,669,211	1,666,264
Total liabilities and shareholders’ equity	$16,181,857	$15,031,623
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except shares and per share amounts)
For the Three and Six Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
INTEREST INCOME:
Loans receivable	$115,391	$115,173	$224,315	$234,099
Mortgage-backed securities	11,437	7,983	20,808	17,120
Securities and cash equivalents	6,737	5,591	12,963	9,193
Total interest income	133,565	128,747	258,086	260,412
INTEREST EXPENSE:
Deposits	3,028	6,694	6,637	15,444
FHLB advances	655	984	1,589	3,048
Other borrowings	124	238	233	354
Subordinated debt	2,204	1,251	4,412	2,728
Total interest expense	6,011	9,167	12,871	21,574
Net interest income	127,554	119,580	245,215	238,838
(RECAPTURE)/PROVISION FOR CREDIT LOSSES	(10,256)	28,623	(19,507)	52,093
Net interest income after (recapture)/provision for credit losses	137,810	90,957	264,722	186,745
NON-INTEREST INCOME:
Deposit fees and other service charges	9,758	7,546	18,697	17,349
Mortgage banking operations	7,478	14,138	18,918	24,329
Bank-owned life insurance (BOLI)	1,245	2,317	2,552	3,367
Miscellaneous	3,720	1,427	5,762	4,066
	22,201	25,428	45,929	49,111
Net gain on sale of securities	77	93	562	171
Net change in valuation of financial instruments carried at fair value	58	2,199	117	(2,397)
Total non-interest income	22,336	27,720	46,608	46,885
NON-INTEREST EXPENSE:
Salary and employee benefits	61,935	63,415	126,754	123,323
Less capitalized loan origination costs	(8,768)	(11,110)	(18,464)	(16,916)
Occupancy and equipment	12,823	12,985	25,812	26,092
Information/computer data services	5,602	6,084	11,805	11,894
Payment and card processing expenses	4,975	3,851	9,301	8,091
Professional and legal expenses	4,371	2,163	7,699	4,082
Advertising and marketing	1,181	652	2,444	2,479
Deposit insurance expense	1,241	1,705	2,774	3,340
State/municipal business and use taxes	1,083	1,104	2,148	2,088
REO operations, net	118	4	(124)	104
Amortization of core deposit intangibles	1,711	2,002	3,422	4,003
Miscellaneous	6,156	5,199	11,665	11,556
	92,428	88,054	185,236	180,136
COVID-19 expenses	117	2,152	265	2,391
Merger and acquisition - related expenses	79	336	650	1,478
Total non-interest expense	92,624	90,542	186,151	184,005
Income before provision for income taxes	67,522	28,135	125,179	49,625
PROVISION FOR INCOME TAXES	13,140	4,594	23,942	9,202
NET INCOME	$54,382	$23,541	$101,237	$40,423
Earnings per common share:
Basic	$1.57	$0.67	$2.90	$1.14
Diluted	$1.56	$0.67	$2.88	$1.14
Cumulative dividends declared per common share	$0.41	$—	$0.82	$0.41
Weighted average number of common shares outstanding:
Basic	34,736,639	35,189,260	34,854,357	35,326,401
Diluted	34,933,714	35,283,690	35,149,986	35,545,086
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three and Six Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NET INCOME	$54,382	$23,541	$101,237	$40,423
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES:
Unrealized holding gain (loss) on available-for-sale securities arising during the period	33,619	7,912	(39,488)	50,090
Income tax (expense) benefit related to available-for-sale securities unrealized holding gain (loss)	(8,069)	(1,899)	9,477	(12,022)
Reclassification for net gain on available-for-sale securities realized in earnings	(77)	(93)	(516)	(171)
Income tax expense related to available-for-sale securities realized in earnings	19	22	124	41
Changes in fair value of junior subordinated debentures related to instrument specific credit risk	(272)	(9,818)	(546)	9,691
Income tax benefit (expense) related to junior subordinated debentures	65	2,356	131	(2,326)
Other comprehensive income (loss)	25,285	(1,520)	(30,818)	45,303
COMPREHENSIVE INCOME	$79,667	$22,021	$70,419	$85,726

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands, except shares)
For the Six Months Ended June 30, 2021 and the Year Ended December 31, 2020

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2020	35,751,576	$1,373,940	$186,838	$33,256	$1,594,034

New credit standard (Accounting Standards Codification (ASC) 326) - impact in year of adoption			(11,215)		(11,215)
Net income			16,882		16,882
Other comprehensive income, net of income tax				46,823	46,823
Accrual of dividends on common stock ($0.41/share)			(14,583)		(14,583)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(24,337)	1,534			1,534
Repurchase of common stock	(624,780)	(31,775)			(31,775)

Balance, March 31, 2020	35,102,459	$1,343,699	$177,922	$80,079	$1,601,700

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity
	Shares	Amount
Balance, April 1, 2020	35,102,459	$1,343,699	$177,922	$80,079	$1,601,700

Net income			23,541		23,541
Other comprehensive loss, net of income tax				(1,520)	(1,520)
Adjustment to previously accrued dividends			(15)		(15)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	55,440	1,397			1,397

Balance, June 30, 2020	35,157,899	$1,345,096	$201,448	$78,559	$1,625,103

Continued on next page

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity
	Shares	Amounts
Balance, July 1, 2020	35,157,899	$1,345,096	$201,448	$78,559	$1,625,103

Net income			36,548		36,548
Other comprehensive loss, net of income tax				(2,601)	(2,601)
Accrual of dividends on common stock ($0.41/share)			(15,037)		(15,037)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	669	2,516			2,516

Balance, September 30, 2020	35,158,568	$1,347,612	$222,959	$75,958	$1,646,529

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity
	Shares	Amounts
Balance, October 1, 2020	35,158,568	$1,347,612	$222,959	$75,958	$1,646,529

Net income			38,957		38,957
Other comprehensive loss, net of income tax				(6,889)	(6,889)
Accrual of dividends on common stock ($0.41/share)			(14,600)		(14,600)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	632	2,267			2,267

Balance, December 31, 2020	35,159,200	$1,349,879	$247,316	$69,069	$1,666,264

Continued on next page

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2021	35,159,200	$1,349,879	$247,316	$69,069	$1,666,264

Net income			46,855		46,855
Other comprehensive loss, net of income tax				(56,103)	(56,103)
Accrual of dividends on common stock ($0.41/share)			(14,589)		(14,589)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	76,143	1,714			1,714
Repurchase of common stock	(500,000)	(25,324)			(25,324)

Balance, March 31, 2021	34,735,343	$1,326,269	$279,582	$12,966	$1,618,817

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity
	Shares	Amount
Balance, April 1, 2021	34,735,343	$1,326,269	$279,582	$12,966	$1,618,817

Net income			54,382		54,382
Other comprehensive income, net of income tax				25,285	25,285
Accrual of dividends on common stock ($0.41/share)			(14,459)		(14,459)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	65,545	(259)			(259)
Repurchase of common stock	(250,000)	(14,555)			(14,555)

Balance, June 30, 2021	34,550,888	$1,311,455	$319,505	$38,251	$1,669,211

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$101,237	$40,423
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	8,709	9,147
Deferred income/expense and capitalized servicing rights, net of amortization	(21,421)	(3,870)
Amortization of core deposit intangibles	3,422	4,003
Gain on sale of securities, net	(562)	(171)
Net change in valuation of financial instruments carried at fair value	(117)	2,397
Reinvested dividends – equity securities	—	(124)
(Increase) decrease in deferred taxes	(3,960)	12,479
Increase (decrease) in current taxes payable	365	(1,136)
Stock-based compensation	4,651	4,355
Net change in cash surrender value of BOLI	(2,247)	(2,443)
Gain on sale of loans, excluding capitalized servicing rights	(14,904)	(20,594)
(Gain) loss on disposal of real estate held for sale and property and equipment, net	(1,765)	214
(Recapture) provision for credit losses	(19,507)	52,093
Origination of loans held for sale	(504,319)	(668,327)
Proceeds from sales of loans held for sale	691,277	640,668
Net change in:
Other assets	9,357	(59,724)
Other liabilities	69,508	6,347
Net cash provided from operating activities	319,724	15,737
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(1,875,578)	(348,416)
Principal repayments and maturities of securities—available-for-sale	826,609	187,596
Proceeds from sales of securities—available-for-sale	51,495	50,935
Purchases of securities—held-to-maturity	(52,440)	(215,780)
Principal repayments and maturities of securities—held-to-maturity	17,142	9,409
Purchases of equity securities	(4,750)	(339,928)
Proceeds from sales of equity securities	4,796	—
Loan repayments (originations), net	209,844	(982,018)
Purchases of loans and participating interest in loans	(33)	(16)
Proceeds from sales of other loans	31,297	8,454
Purchases of property and equipment	(5,198)	(6,790)
Proceeds from sale of real estate held for sale and sale of other property	7,255	2,154
Proceeds from FHLB stock repurchase program	2,358	52,164
Purchase of FHLB stock	—	(40,185)
Purchase of securities purchased under agreements to resell	(300,000)	—
Other	1,334	3,964
Net cash used in investing activities	(1,085,869)	(1,618,457)
FINANCING ACTIVITIES:
Increase in deposits, net	1,069,412	1,967,639
Repayment of long term FHLB advances	(50,000)	—
Repayment of overnight and short term FHLB advances, net	—	(300,000)
Increase in other borrowings, net	52,950	47,609
Net proceeds from issuance of subordinated notes	—	98,140
Cash dividends paid	(29,393)	(65,230)
Taxes paid related to net share settlement of equity awards	(3,197)	(1,424)
Cash paid for the repurchase of common stock	(39,879)	(31,775)
Net cash provided from financing activities	999,893	1,714,959
NET CHANGE IN CASH AND CASH EQUIVALENTS	233,748	112,239
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,234,183	307,735
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,467,931	$419,974
Continued on next page

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$13,339	$22,485
Tax refunds received	15,975	10,466
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Transfer of loans to real estate owned and other repossessed assets	423	1,588
Dividends accrued but not paid until after period end	1,011	568

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2021 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and note disclosures have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. Certain reclassifications have been made to the 2020 Consolidated Financial Statements and/or schedules to conform to the 2021 presentation. Prior to the first quarter of 2021, the (recapture) provision for credit losses - unfunded loan commitment was recorded as non-interest expense. Beginning in the first quarter of 2021 the (recapture) provision for credit losses - unfunded loan commitment is recorded as a component of the provision for credit losses. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are significant to an understanding of Banner’s financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for credit losses, (iii) the valuation of financial assets and liabilities recorded at fair value (iv) the valuation of intangibles, such as goodwill, core deposit intangibles (CDI) and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation of assets acquired and liabilities assumed in business combinations and subsequent recognition of related income and expense, and (vii) the valuation or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC (2020 Form 10-K).  There have been no significant changes in our application of these accounting policies during the first six months of 2021.

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

Note 3:  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at June 30, 2021 and December 31, 2020 are summarized as follows (in thousands):

	June 30, 2021
	Amortized Cost	Fair Value
Trading:
Corporate bonds	$27,203	$25,097
	$27,203	$25,097

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$94,847	$1,039	$(784)	$—	$95,102
Municipal bonds	311,533	17,180	(47)	—	328,666
Corporate bonds	268,387	3,703	(14)	—	272,076
Mortgage-backed or related securities	2,496,181	33,492	(28,176)	—	2,501,497
Asset-backed securities	78,631	7	—	—	78,638
	$3,249,579	$55,421	$(29,021)	$—	$3,275,979

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$318	$3	$—	$321	$—
Municipal bonds	395,683	22,945	(803)	417,825	(64)
Corporate bonds	3,157	—	(7)	3,150	(46)
Mortgage-backed or related securities	56,208	2,473	—	58,681	—
	$455,366	$25,421	$(810)	$479,977	$(110)

	December 31, 2020
	Amortized Cost	Fair Value
Trading:
Corporate bonds	$27,203	$24,980
	$27,203	$24,980

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$141,668	$1,002	$(935)	$—	$141,735
Municipal bonds	283,997	19,523	(2)	—	303,518
Corporate bonds	219,086	2,762	(79)	—	221,769
Mortgage-backed or related securities	1,602,033	45,179	(1,060)	—	1,646,152
Asset-backed securities	9,405	77	(63)	—	9,419
	$2,256,189	$68,543	$(2,139)	$—	$2,322,593

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$340	$7	$—	$347	$—
Municipal bonds	370,998	24,130	(94)	395,034	(59)
Corporate bonds	3,222	—	(12)	3,210	(35)
Mortgage-backed or related securities	47,247	2,843	—	50,090	—
	$421,807	$26,980	$(106)	$448,681	$(94)

Accrued interest receivable on held-to-maturity debt securities was $3.0 million at both June 30, 2021 and December 31, 2020, and was $8.8 million and $6.9 million on available-for-sale debt securities as of June 30, 2021 and December 31, 2020, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Statements of Financial Condition and is excluded from the calculation of the allowance for credit losses.

At June 30, 2021 and December 31, 2020, the gross unrealized losses and the fair value for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	June 30, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$—	$—	$70,401	$(784)	$70,401	$(784)
Municipal bonds	5,024	(40)	2,716	(7)	7,740	(47)
Corporate bonds	—	—	2,986	(14)	2,986	(14)
Mortgage-backed or related securities	1,102,279	(24,266)	203,238	(3,910)	1,305,517	(28,176)
	$1,107,303	$(24,306)	$279,341	$(4,715)	$1,386,644	$(29,021)

	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$3,126	$(8)	$50,603	$(927)	$53,729	$(935)
Municipal bonds	495	(2)	—	—	495	(2)
Corporate bonds	3,586	(79)	—	—	3,586	(79)
Mortgage-backed or related securities	181,871	(1,046)	2,337	(14)	184,208	(1,060)
Asset-backed securities	—	—	5,676	(63)	5,676	(63)
	$189,078	$(1,135)	$58,616	$(1,004)	$247,694	$(2,139)

At June 30, 2021, there were 62 securities—available-for-sale with unrealized losses, compared to 54 at December 31, 2020.  Management does not believe that any individual unrealized loss as of June 30, 2021 or December 31, 2020 resulted from credit loss.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

There were no sales of securities—trading during the six months ended June 30, 2021 or 2020. There were no securities—trading in a nonaccrual status at June 30, 2021 or December 31, 2020.  Net unrealized holding gains of $117,000 were recognized during the six months ended June 30, 2021 compared to $2.4 million of net unrealized holding losses recognized during the six months ended June 30, 2020.

The following table presents gross gains and losses on sales of securities available-for-sale (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Available-for-Sale:
Gross Gains	$77	$93	$626	$171
Gross Losses	—	—	(110)	—
Balance, end of the period	$77	$93	$516	$171

There were no securities—available-for-sale in a nonaccrual status at June 30, 2021 or December 31, 2020.

There were no sales of securities—held-to-maturity during the six months ended June 30, 2021 or 2020. There were no securities—held-to-maturity in a nonaccrual status or 30 days or more past due at June 30, 2021 or December 31, 2020.

During the six months ended June 30, 2021, we sold a $4.8 million equity security with a resulting net gain of $46,000. There were no sales of equity securities during the six months ended June 30, 2020.

The amortized cost and estimated fair value of securities at June 30, 2021, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	June 30, 2021
	Trading		Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing in one year or less	$—	$—	$163,091	$163,421	$5,085	$5,125
Maturing after one year through five years	—	—	180,657	189,261	60,870	63,365
Maturing after five years through ten years	—	—	717,085	721,323	23,764	25,531
Maturing after ten years through twenty years	27,203	25,097	398,925	414,207	167,344	173,728
Maturing after twenty years	—	—	1,789,821	1,787,767	198,303	212,228
	$27,203	$25,097	$3,249,579	$3,275,979	$455,366	$479,977

The following table presents, as of June 30, 2021, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	June 30, 2021
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$203,479	$202,652	$216,996
Interest rate swap counterparties	27,056	26,296	27,209
Repurchase agreements	282,227	286,539	282,227
Other	2,569	2,569	2,625
Total pledged securities	$515,331	$518,056	$529,057

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit rating. Credit ratings are reviewed and updated quarterly. The Company's non-rated held-to-maturity debt securities are primarily United States government sponsored enterprise debentures carrying minimal to no credit risk. The balance is local municipal debt from within the Company's footprint and is monitored through quarterly or annual financial review. This municipal debt is predominately essential service or unlimited general obligation backed debt. The following table summarizes the amortized cost of held-to-maturity debt securities by credit rating at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$361,917	$500	$—	$362,417
Not Rated	318	33,766	2,657	56,208	92,949
	$318	$395,683	$3,157	$56,208	$455,366

	December 31, 2020
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$349,123	$500	$—	$349,623
Not Rated	340	21,875	2,722	47,247	72,184
	$340	$370,998	$3,222	$47,247	$421,807

The following table presents the activity in the allowance for credit losses for held-to-maturity debt securities by major type for the three and six months ended June 30, 2021 and June 30, 2020 (in thousands):

	For the Three Months Ended June 30, 2021
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses – securities
Beginning Balance	$—	$61	$37	$—	$98
Provision for credit losses	—	3	9	—	12
Ending Balance	$—	$64	$46	$—	$110

	For the Six Months Ended June 30, 2021
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses – securities
Beginning Balance	$—	$59	$35	$—	$94
Provision for credit losses	—	5	11	—	16
Ending Balance	$—	$64	$46	$—	$110

	For the Three Months Ended June 30, 2020
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses – securities
Beginning Balance	$—	$61	$37	$—	$98
Impact of adopting ASC 326	—	—	—	—	—
Provision for credit losses	—	—	4	—	4
Ending Balance	$—	$61	$41	$—	$102

	For the Six Months Ended June 30, 2020
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses – securities
Beginning Balance	$—	$—	$—	$—	$—
Impact of adopting ASC 326	—	28	35	—	63
Provision for credit losses	—	33	6	—	39
Ending Balance	$—	$61	$41	$—	$102

Note 4: LOANS RECEIVABLE AND THE ALLOWANCE FOR CREDIT LOSSES - LOANS

The following table presents the loans receivable at June 30, 2021 and December 31, 2020 by class (dollars in thousands).

	June 30, 2021		December 31, 2020
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,066,237	11.0%	$1,076,467	10.9%
Investment properties	1,950,211	20.2	1,955,684	19.8
Small balance CRE	621,102	6.4	573,849	5.8
Multifamily real estate	504,445	5.2	428,223	4.4
Construction, land and land development:
Commercial construction	182,868	1.9	228,937	2.3
Multifamily construction	295,661	3.1	305,527	3.1
One- to four-family construction	603,895	6.3	507,810	5.1
Land and land development	290,404	3.0	248,915	2.5
Commercial business:
Commercial business (1)	1,931,531	20.0	2,178,461	22.1
Small business scored	743,975	7.7	743,451	7.5
Agricultural business, including secured by farmland (2)	265,429	2.7	299,949	3.0
One- to four-family residential	637,701	6.6	717,939	7.3
Consumer:
Consumer—home equity revolving lines of credit	458,915	4.8	491,812	5.0
Consumer—other	101,807	1.1	113,958	1.2
Total loans	9,654,181	100.0%	9,870,982	100.0%
Less allowance for credit losses – loans	(148,009)		(167,279)
Net loans	$9,506,172		$9,703,703

(1)    Includes $807.2 million and $1.04 billion of U.S. Small Business Administration (SBA) Paycheck Protection Program (PPP) loans as of June 30, 2021 and December 31, 2020, respectively.
(2)    Includes $18.0 million of PPP loans as of June 30, 2021 and none as of December 31, 2020.

Loan amounts are net of unearned loan fees in excess of unamortized costs of $25.9 million as of June 30, 2021 and $25.6 million as of December 31, 2020. Net loans include net discounts on acquired loans of $12.5 million and $16.1 million as of June 30, 2021 and December 31, 2020, respectively. Net loans does not include accrued interest receivable. Accrued interest receivable on loans was $35.1 million as of June 30, 2021 and $36.6 million as of December 31, 2020 and was reported in accrued interest receivable on the Consolidated Statements of Financial Condition.

Purchased credit-deteriorated and purchased non-credit-deteriorated loans. Loans acquired in business combinations are recorded at their fair value at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-deteriorated (PCD) or purchased non-credit-deteriorated. There were no PCD loans acquired for the six months ended June 30, 2021.
Troubled Debt Restructurings. Loans are reported as troubled debt restructures (TDRs) when the bank grants one or more concessions to a borrower experiencing financial difficulties that it would not otherwise consider.  Our TDRs have generally not involved forgiveness of amounts due, but almost always include a modification of multiple factors; the most common combination includes interest rate, payment amount and maturity date.

As of June 30, 2021 and December 31, 2020, the Company had TDRs of $6.7 million and $7.9 million, respectively, and no commitments to advance additional funds related to TDRs.

There were no new TDRs that occurred during the six months ended June 30, 2021. The following table presents new TDRs that occurred during the three and six months ended June 30, 2020 (dollars in thousands):

	Three Months Ended June 30, 2020			Six months ended June 30, 2020
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Recorded Investment
Commercial business:
Commercial business	—	—	—	2	4,796	4,796
Total	—	$—	$—	2	$4,796	$4,796

There were no TDRs which incurred a payment default within twelve months of the restructure date during the three and six-month periods ended June 30, 2021 and 2020. A default on a TDR results in either a transfer to nonaccrual status or a partial charge-off, or both.

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

The following tables present the Company’s portfolio of risk-rated loans by class and by grade as of June 30, 2021 and December 31, 2020 (in thousands). Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	June 30, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$104,686	$236,587	$153,251	$138,024	$94,739	$243,441	$8,286	$979,014
Special Mention	12,316	—	6,717	—	2,182	1,144	—	22,359
Substandard	1,068	—	18,258	1,260	4,156	40,122	—	64,864
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$118,070	$236,587	$178,226	$139,284	$101,077	$284,707	$8,286	$1,066,237

Commercial real estate - investment properties
Risk Rating
Pass	$143,971	$221,245	$275,953	$287,156	$218,088	$652,175	$18,265	$1,816,853
Special Mention	—	—	125	—	—	14,662	—	14,787
Substandard	800	16,940	7,634	17,332	35,914	39,665	286	118,571
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$144,771	$238,185	$283,712	$304,488	$254,002	$706,502	$18,551	$1,950,211

Multifamily real estate
Risk Rating
Pass	$90,117	$75,865	$75,877	$37,459	$92,599	$125,035	$2,153	$499,105
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	2,312	1,426	—	—	1,602	—	5,340
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$90,117	$78,177	$77,303	$37,459	$92,599	$126,637	$2,153	$504,445

	June 30, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Commercial construction
Risk Rating
Pass	$48,468	$55,231	$28,575	$30,774	$329	$525	$—	$163,902
Special Mention	—	—	5,971	—	—	—	—	5,971
Substandard	4,018	—	4,035	4,844	—	98	—	12,995
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$52,486	$55,231	$38,581	$35,618	$329	$623	$—	$182,868

Multifamily construction
Risk Rating
Pass	$50,447	$98,759	$112,679	$14,002	$14,866	$—	$—	$290,753
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	4,908	—	—	—	—	—	4,908
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$50,447	$103,667	$112,679	$14,002	$14,866	$—	$—	$295,661

One- to four- family construction
Risk Rating
Pass	$371,572	$230,858	$384	$—	$—	$—	$750	$603,564
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	331	—	—	—	—	331
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$371,572	$230,858	$715	$—	$—	$—	$750	$603,895

	June 30, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Land and land development
Risk Rating
Pass	$96,120	$125,095	$36,982	$10,165	$4,648	$9,572	$4,349	$286,931
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,871	14	273	132	183	—	—	3,473
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$98,991	$125,109	$37,255	$10,297	$4,831	$9,572	$4,349	$290,404

Commercial business
Risk Rating
Pass	$511,238	$621,276	$204,363	$172,269	$51,557	$90,689	$228,570	$1,879,962
Special Mention	614	90	5,042	3,827	714	15	11,875	22,177
Substandard	1,996	2,627	1,559	13,782	3,725	832	4,871	29,392
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$513,848	$623,993	$210,964	$189,878	$55,996	$91,536	$245,316	$1,931,531

Agricultural business including secured by farmland
Risk Rating
Pass	$15,831	$29,082	$53,201	$28,859	$19,288	$38,494	$72,671	$257,426
Special Mention	—	—	—	—	810	—	—	810
Substandard	—	445	2,255	598	144	2,045	1,706	7,193
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business including secured by farmland	$15,831	$29,527	$55,456	$29,457	$20,242	$40,539	$74,377	$265,429

	December 31, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$243,100	$156,838	$156,817	$122,484	$92,312	$212,792	$3,379	$987,722
Special Mention	—	4,560	—	2,251	—	1,869	149	8,829
Substandard	7,923	26,914	3,040	2,516	11,731	27,792	—	79,916
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$251,023	$188,312	$159,857	$127,251	$104,043	$242,453	$3,528	$1,076,467

Commercial real estate - investment properties
Risk Rating
Pass	$237,553	$262,543	$299,452	$218,018	$278,348	$502,914	$20,062	$1,818,890
Special Mention	—	2,712	—	—	2,730	1,856	—	7,298
Substandard	19,812	11,418	20,352	36,310	23,027	18,577	—	129,496
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$257,365	$276,673	$319,804	$254,328	$304,105	$523,347	$20,062	$1,955,684

Multifamily real estate
Risk Rating
Pass	$78,632	$69,825	$39,343	$93,442	$44,395	$96,863	$1,983	$424,483
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,312	1,428	—	—	—	—	—	3,740
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$80,944	$71,253	$39,343	$93,442	$44,395	$96,863	$1,983	$428,223

	December 31, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Commercial construction
Risk Rating
Pass	$83,506	$67,152	$41,299	$6,038	$2,158	$1,129	$—	$201,282
Special Mention	—	5,963	—	—	—	—	—	5,963
Substandard	12,913	3,808	4,873	—	98	—	—	21,692
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$96,419	$76,923	$46,172	$6,038	$2,256	$1,129	$—	$228,937

Multifamily construction
Risk Rating
Pass	$79,710	$151,141	$59,744	$14,932	$—	$—	$—	$305,527
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$79,710	$151,141	$59,744	$14,932	$—	$—	$—	$305,527

One- to four- family construction
Risk Rating
Pass	$461,294	$35,910	$—	$—	$—	$—	$7,581	$504,785
Special Mention	1,563	—	—	—	—	—	630	2,193
Substandard	501	331	—	—	—	—	—	832
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$463,358	$36,241	$—	$—	$—	$—	$8,211	$507,810

	December 31, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Land and land development
Risk Rating
Pass	$156,450	$37,397	$16,560	$6,801	$6,264	$4,840	$17,020	$245,332
Special Mention	—	—	—	—	—	—	—	—
Substandard	14	30	3,047	190	—	302	—	3,583
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$156,464	$37,427	$19,607	$6,991	$6,264	$5,142	$17,020	$248,915

Commercial business
Risk Rating
Pass	$1,243,276	$230,845	$203,051	$65,524	$38,757	$66,206	$264,741	$2,112,400
Special Mention	103	412	—	829	—	115	9,507	10,966
Substandard	6,624	14,413	18,569	5,224	1,320	453	8,492	55,095
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$1,250,003	$245,670	$221,620	$71,577	$40,077	$66,774	$282,740	$2,178,461

Agricultural business including secured by farmland
Risk Rating
Pass	$32,032	$62,058	$31,381	$22,635	$22,394	$24,950	$91,660	$287,110
Special Mention	—	—	—	810	—	537	—	1,347
Substandard	1,542	2,652	1,076	163	675	3,049	2,335	11,492
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business including secured by farmland	$33,574	$64,710	$32,457	$23,608	$23,069	$28,536	$93,995	$299,949

The following tables present the Company’s portfolio of non-risk-rated loans by class and delinquency status as of June 30, 2021 and December 31, 2020 (in thousands). Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	June 30, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Small balance CRE
Past Due Category
Current	$32,185	$82,951	$80,949	$87,294	$78,885	$255,629	$555	$618,448
30-59 Days Past Due	44	—	—	—	—	632	—	676
60-89 Days Past Due	—	—	—	—	—	—	—	—
90 Days + Past Due	—	—	—	—	—	1,978	—	1,978
Total small balance CRE	$32,229	$82,951	$80,949	$87,294	$78,885	$258,239	$555	$621,102

Small business scored
Past Due Category
Current	$104,768	$141,723	$126,667	$103,152	$71,136	$89,074	$104,002	$740,522
30-59 Days Past Due	85	150	30	658	111	189	137	1,360
60-89 Days Past Due	—	23	—	143	7	—	19	192
90 Days + Past Due	—	138	89	110	331	789	444	1,901
Total small business scored	$104,853	$142,034	$126,786	$104,063	$71,585	$90,052	$104,602	$743,975

One- to four- family residential
Past Due Category
Current	$72,455	$101,876	$73,966	$67,778	$70,838	$245,084	$2,675	$634,672
30-59 Days Past Due	—	—	—	—	—	87	—	87
60-89 Days Past Due	—	276	2	—	222	40	—	540
90 Days + Past Due	—	—	—	172	—	2,230	—	2,402
Total One- to four- family residential	$72,455	$102,152	$73,968	$67,950	$71,060	$247,441	$2,675	$637,701

	June 30, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$8,469	$1,253	$2,192	$1,987	$2,436	$3,630	$437,527	$457,494
30-59 Days Past Due	—	—	—	9	—	11	211	231
60-89 Days Past Due	—	—	—	—	—	24	—	24
90 Days + Past Due	—	—	314	195	108	287	262	1,166
Total Consumer—home equity revolving lines of credit	$8,469	$1,253	$2,506	$2,191	$2,544	$3,952	$438,000	$458,915

Consumer-other
Past Due Category
Current	$11,260	$17,511	$10,730	$10,662	$8,008	$19,929	$23,491	$101,591
30-59 Days Past Due	—	149	—	—	8	17	3	177
60-89 Days Past Due	—	—	—	—	19	16	—	35
90 Days + Past Due	—	—	—	4	—	—	—	4
Total Consumer-other	$11,260	$17,660	$10,730	$10,666	$8,035	$19,962	$23,494	$101,807

	December 31, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Small balance CRE
Past Due Category
Current	$56,544	$80,090	$84,749	$77,637	$68,791	$202,653	$2,550	$573,014
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	45	—	—	—	45
90 Days + Past Due	—	—	—	567	—	223	—	790
Total small balance CRE	$56,544	$80,090	$84,749	$78,249	$68,791	$202,876	$2,550	$573,849

Small business scored
Past Due Category
Current	$157,161	$145,037	$126,578	$89,734	$47,909	$63,347	$109,287	$739,053
30-59 Days Past Due	129	62	310	723	4	1	230	1,459
60-89 Days Past Due	98	147	3	140	—	352	151	891
90 Days + Past Due	73	228	800	484	169	248	46	2,048
Total small business scored	$157,461	$145,474	$127,691	$91,081	$48,082	$63,948	$109,714	$743,451

One- to four- family residential
Past Due Category
Current	$105,411	$90,425	$92,232	$101,491	$60,738	$254,850	$3,164	$708,311
30-59 Days Past Due	1,051	—	1,302	829	—	1,438	—	4,620
60-89 Days Past Due	—	—	19	—	—	936	—	955
90 Days + Past Due	—	114	1,185	456	169	2,129	—	4,053
Total One- to four- family residential	$106,462	$90,539	$94,738	$102,776	$60,907	$259,353	$3,164	$717,939

	December 31, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$10,522	$2,617	$2,553	$3,359	$1,372	$2,154	$466,490	$489,067
30-59 Days Past Due	—	—	—	—	—	50	409	459
60-89 Days Past Due	—	202	—	—	—	237	—	439
90 Days + Past Due	—	312	198	564	286	255	232	1,847
Total Consumer—home equity revolving lines of credit	$10,522	$3,131	$2,751	$3,923	$1,658	$2,696	$467,131	$491,812

Consumer-other
Past Due Category
Current	$21,811	$13,377	$13,936	$11,433	$8,575	$18,802	$25,460	$113,394
30-59 Days Past Due	48	35	15	22	46	26	44	236
60-89 Days Past Due	242	—	—	33	21	14	18	328
90 Days + Past Due	—	—	—	—	—	—	—	—
Total Consumer-other	$22,101	$13,412	$13,951	$11,488	$8,642	$18,842	$25,522	$113,958

The following tables provide the amortized cost basis of collateral-dependent loans as of June 30, 2021 and December 31, 2020 (in thousands). Our collateral dependent loans presented in the tables below have no significant concentrations by property type or location.

	June 30, 2021
	Real Estate	Accounts Receivable	Equipment	Inventory	Total
Commercial real estate:
Owner-occupied	$4,684	$—	$—	$—	$4,684
Investment properties	8,708	—	—	—	8,708
Small balance CRE	3,053	—	—	—	3,053
Commercial business
Commercial business	557	—	64	—	621
Small business scored	42	—	45	—	87
Agricultural business, including secured by farmland	427	—	594	—	1,021
Total	$17,471	$—	$703	$—	$18,174

	December 31, 2020
	Real Estate	Accounts Receivable	Equipment	Inventory	Total
Commercial real estate:
Owner-occupied	$7,506	$—	$—	$—	$7,506
Investment properties	8,979	—	—	—	8,979
Small balance CRE	567	—	—	—	567
Land and land development	302	—	—	—	302
Commercial business
Commercial business	557	—	—	—	557
Small business scored	44	—	47	—	91
Agricultural business, including secured by farmland	427	—	984	—	1,411
One- to four-family residential	196	—	—	—	196
Total	$18,578	$—	$1,031	$—	$19,609

The following tables provide additional detail on the age analysis of the Company’s past due loans as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$—	$6,141	$6,141	$1,060,096	$1,066,237	$4,687	$5,322	$911
Investment properties	649	1,276	—	1,925	1,948,286	1,950,211	8,708	8,708	—
Small balance CRE	676	—	1,978	2,654	618,448	621,102	3,045	3,397	—
Multifamily real estate	—	—	—	—	504,445	504,445	—	—	—
Construction, land and land development:
Commercial construction	—	—	98	98	182,770	182,868	—	98	—
Multifamily construction	—	—	—	—	295,661	295,661	—	—	—
One- to four-family construction	—	175	—	175	603,720	603,895	—	—	—
Land and land development	—	—	260	260	290,144	290,404	—	443	—
Commercial business
Commercial business	1,708	284	818	2,810	1,928,721	1,931,531	619	1,228	33
Small business scored	1,360	192	1,901	3,453	740,522	743,975	87	2,445	462
Agricultural business, including secured by farmland	200	—	1,200	1,400	264,029	265,429	1,021	1,200	—
One- to four-family residential	87	540	2,402	3,029	634,672	637,701	—	4,007	579
Consumer:
Consumer—home equity revolving lines of credit	231	24	1,166	1,421	457,494	458,915	—	1,778	131
Consumer—other	177	35	4	216	101,591	101,807	—	21	—
Total	$5,088	$2,526	$15,968	$23,582	$9,630,599	$9,654,181	$18,167	$28,647	$2,116

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$182	$1,447	$1,629	$1,074,838	$1,076,467	$7,509	$8,429	$—
Investment properties	—	—	7,981	7,981	1,947,703	1,955,684	8,979	8,979	—
Small balance CRE	—	45	790	835	573,014	573,849	567	791	—
Multifamily real estate	—	—	—	—	428,223	428,223	—	—	—
Construction, land and land development:
Commercial construction	—	—	98	98	228,839	228,937	—	98	—
Multifamily construction	—	—	—	—	305,527	305,527	—	—	—
One- to four-family construction	356	—	331	687	507,123	507,810	—	331	—
Land and land development	—	—	317	317	248,598	248,915	302	507	—
Commercial business
Commercial business	3,247	31	2,088	5,366	2,173,095	2,178,461	555	1,988	889
Small business scored	1,459	891	2,048	4,398	739,053	743,451	91	3,419	136
Agricultural business, including secured by farmland	298	37	1,548	1,883	298,066	299,949	1,412	1,743	—
One-to four-family residential	4,620	955	4,053	9,628	708,311	717,939	171	3,556	1,899
Consumer:
Consumer secured by one- to four-family	459	439	1,847	2,745	489,067	491,812	—	2,697	130
Consumer—other	236	328	—	564	113,394	113,958	—	22	—
Total	$10,675	$2,908	$22,548	$36,131	$9,834,851	$9,870,982	$19,586	$32,560	$3,054

(1)     The Company did not recognize any interest income on non-accrual loans during the three or six months ended June 30, 2021 or the year ended December 31, 2020.

The following tables provide the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30, 2021
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$59,411	$4,367	$36,440	$31,411	$4,617	$7,988	$11,820	$—	$156,054
Provision/(recapture) for credit losses	794	1,440	(5,541)	(779)	(1,367)	1,792	(4,439)	—	(8,100)
Recoveries	147	—	—	321	8	20	97	—	593
Charge-offs	(3)	—	—	(123)	(2)	—	(410)	—	(538)
Ending balance	$60,349	$5,807	$30,899	$30,830	$3,256	$9,800	$7,068	$—	$148,009

	For the Six Months Ended June 30, 2021
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$57,791	$3,893	$41,295	$35,007	$4,914	$9,913	$14,466	$—	$167,279
Provision/(recapture) for credit losses	6,153	1,914	(10,496)	(4,565)	(1,664)	(246)	(7,231)	—	(16,135)
Recoveries	171	—	100	1,300	8	133	393	—	2,105
Charge-offs	(3,766)	—	—	(912)	(2)	—	(560)	—	(5,240)
Ending balance	$60,349	$5,807	$30,899	$30,830	$3,256	$9,800	$7,068	$—	$148,009

The changes in the allowance for credit losses - loans during the three and six months ended June 30, 2021 were primarily the result of the $8.1 million recapture of provision for credit losses - loans recorded during the current quarter and the $16.1 million recapture of provision recorded during the six months ended June 30, 2021. The change in allowance for credit losses - loans during the six months ended June 30, 2021 was also impacted by net charge offs of $3.1 million recognized during the period. The recapture of provision for credit losses - loans for the current quarter and the six months ended June 30, 2021 primarily reflects improvement in the forecasted economic indicators used to calculate the in the allowance for credit losses - loans and a decrease in adversely classified loans.

	For the Three Months Ended June 30, 2020
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$29,339	$2,805	$34,217	$31,648	$4,513	$11,884	$16,082	$—	$130,488
Provision/(recapture) for credit losses	23,773	699	2,694	5,405	44	831	(3,922)	—	29,524
Recoveries	54	—	105	370	22	31	60	—	642
Charge-offs	—	—	(100)	(3,553)	(62)	—	(587)	—	(4,302)
Ending balance	$53,166	$3,504	$36,916	$33,870	$4,517	$12,746	$11,633	$—	$156,352

	For the Six Months Ended June 30, 2020
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$30,591	$4,754	$22,994	$23,370	$4,120	$4,136	$8,202	$2,392	$100,559
Impact of Adopting ASC 326	(2,864)	(2,204)	2,515	3,010	(351)	7,125	2,973	(2,392)	7,812
Provision/(recapture) for loan losses	25,318	1,020	11,402	11,852	(962)	1,370	1,237	—	51,237
Recoveries	221	—	105	575	1,772	179	156	—	3,008
Charge-offs	(100)	(66)	(100)	(4,937)	(62)	(64)	(935)	—	(6,264)
Ending balance	$53,166	$3,504	$36,916	$33,870	$4,517	$12,746	$11,633	$—	$156,352

Note 5:  REAL ESTATE OWNED, NET

The following table presents the changes in REO for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance, beginning of the period	$340	$2,402	$816	$814
Additions from loan foreclosures	423	—	423	1,588
Proceeds from dispositions of REO	—	(98)	(783)	(98)
Gain on sale of REO	—	96	307	96
Balance, end of the period	$763	$2,400	$763	$2,400

REO properties are recorded at the estimated fair value of the property, less expected selling costs, establishing a new cost basis.  Subsequently, REO properties are carried at the lower of the new cost basis or updated fair market values, based on updated appraisals of the underlying properties, as received.  Valuation allowances on the carrying value of REO may be recognized based on updated appraisals or on management’s authorization to reduce the selling price of a property. The Company had $763,000 of foreclosed one- to four-family residential real estate properties held as REO at June 30, 2021 and no foreclosed one- to four-family residential real estate properties held as REO December 31, 2020. The Company had $624,000 and $609,000 of one- to four-family residential loans in the process of foreclosure at June 30, 2021 and December 31, 2020, respectively.

Note 6:  GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At June 30, 2021, intangible assets are comprised of goodwill and CDI acquired in business combinations. Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed at least annually for impairment. Banner has identified one reporting unit for purposes of evaluating goodwill for impairment. The Company completed an assessment of qualitative factors as of December 31, 2020 and as a result of the economic impact of the COVID-19 pandemic concluded further analysis was required. The Company completed a quantitative goodwill impairment test and concluded the fair value of Banner Bank, the reporting unit, exceeded the carrying value of the reporting unit including goodwill and therefore no impairment existed as of December 31, 2020.

CDI represents the value of transaction-related deposits and the value of the client relationships associated with the deposits. The Company amortizes CDI assets over their estimated useful lives and reviews them at least annually for events or circumstances that could impair their value.

The following table summarizes the changes in the Company’s goodwill and other intangibles for the six months ended June 30, 2021 and the year ended December 31, 2020 (in thousands):

	Goodwill	CDI	Total
Balance, December 31, 2019	$373,121	$29,158	$402,279
Amortization	—	(7,732)	(7,732)
Balance, December 31, 2020	373,121	21,426	394,547
Amortization	—	(3,422)	(3,422)
Balance, June 30, 2021	$373,121	$18,004	$391,125

The following table presents the estimated amortization expense with respect to CDI as of June 30, 2021 for the periods indicated (in thousands):

Estimated Amortization
Remainder of 2021	$3,149
2022	5,317
2023	3,814
2024	2,659
2025	1,575
Thereafter	1,490
$18,004

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge, which is recognized in servicing fee income within mortgage banking operations on the Consolidated Statement of Operations.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the three and six months ended June 30, 2021 and 2020, the Company did not record any impairment charges or recoveries against mortgage servicing rights. The unpaid principal balance for loans which mortgage servicing rights have been recorded totaled $2.66 billion and $2.64 billion at June 30, 2021 and December 31, 2020, respectively.  Custodial accounts maintained in connection with this servicing totaled $3.7 million and $3.8 million at June 30, 2021 and December 31, 2020, respectively.

An analysis of our mortgage servicing rights for the three and six months ended June 30, 2021 and 2020 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance, beginning of the period	$15,407	$14,277	$15,223	$14,148
Additions—amounts capitalized	1,787	2,184	3,797	3,604
Additions—through purchase	41	38	68	101
Amortization (1)	(1,623)	(2,075)	(3,476)	(3,429)
Balance, end of the period (2)	$15,612	$14,424	$15,612	$14,424

(1)    Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income within mortgage banking operations and any unamortized balance is fully amortized if the loan repays in full.
(2)    There was no valuation allowance as of both June 30, 2021 and 2020.

Note 7:  DEPOSITS

Deposits consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Non-interest-bearing accounts	$6,090,063	$5,492,924
Interest-bearing checking	1,736,696	1,569,435
Regular savings accounts	2,646,302	2,398,482
Money market accounts	2,290,600	2,191,135
Total interest-bearing transaction and saving accounts	6,673,598	6,159,052
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	678,155	718,256
Certificates of deposit greater than $250,000	194,892	197,064
Total certificates of deposit(1)	873,047	915,320
Total deposits	$13,636,708	$12,567,296
Included in total deposits:
Public fund transaction and savings accounts	$344,689	$302,875
Public fund interest-bearing certificates	41,444	59,127
Total public deposits	$386,133	$362,002
Total brokered deposits	$—	$—

(1)     Certificates of deposit include $10,000 and $58,000 of acquisition discounts at June 30, 2021 and December 31, 2020, respectively.

At June 30, 2021 and December 31, 2020, the Company had certificates of deposit of $200.4 million and $203.6 million, respectively, that were equal to or greater than $250,000.

Scheduled maturities and weighted average interest rates of certificates of deposit at June 30, 2021 are as follows (dollars in thousands):

	June 30, 2021
	Amount	Weighted Average Rate
Maturing in one year or less	$657,767	0.56%
Maturing after one year through two years	132,892	1.01
Maturing after two years through three years	60,473	0.77
Maturing after three years through four years	11,585	1.63
Maturing after four years through five years	8,767	0.60
Maturing after five years	1,563	0.90
Total certificates of deposit	$873,047	0.66%

Note 8:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2021 and December 31, 2020, whether or not measured at fair value in the Consolidated Statements of Financial Condition (dollars in thousands):

		June 30, 2021		December 31, 2020
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$1,467,931	$1,467,931	$1,234,183	$1,234,183
Securities—trading	3	25,097	25,097	24,980	24,980
Securities—available-for-sale	2	3,275,979	3,275,979	2,322,593	2,322,593
Securities—held-to-maturity	2	436,199	461,203	410,038	436,882
Securities—held-to-maturity	3	19,167	18,774	11,769	11,799
Securities purchased under agreements to resell	2	300,000	300,000	—	—
Loans held for sale	2	71,741	72,221	243,795	245,667
Loans receivable	3	9,654,181	9,720,998	9,870,982	9,810,293
FHLB stock	3	14,001	14,001	16,358	16,358
Bank-owned life insurance	1	192,677	192,677	191,830	191,830
Mortgage servicing rights	3	15,612	20,503	15,223	18,084
Derivatives:
Interest rate swaps	2	28,038	28,038	39,066	39,066
Interest rate lock and forward sales commitments	2,3	3,372	3,372	5,641	5,641
Liabilities:
Demand, interest checking and money market accounts	2	10,117,359	10,117,359	9,253,494	9,253,494
Regular savings	2	2,646,302	2,646,302	2,398,482	2,398,482
Certificates of deposit	2	873,047	874,731	915,320	919,920
FHLB advances	2	100,000	101,266	150,000	152,779
Other borrowings	2	237,736	237,736	184,785	184,785
Subordinated notes, net	3	98,380	98,380	98,201	98,201
Junior subordinated debentures	3	117,520	117,520	116,974	116,974
Derivatives:
Interest rate swaps	2	16,466	16,466	22,336	22,336
Interest rate lock and forward sales commitments	2	438	438	1,755	1,755

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (Trust Preferred Securities)	$—	$—	$25,097	$25,097

Securities—available-for-sale
U.S. Government and agency obligations	—	95,102	—	95,102
Municipal bonds	—	328,666	—	328,666
Corporate bonds	—	272,076	—	272,076
Mortgage-backed or related securities	—	2,501,497	—	2,501,497
Asset-backed securities	—	78,638	—	78,638
	—	3,275,979	—	3,275,979

Loans held for sale	—	44,762	—	44,762

Derivatives
Interest rate swaps	—	28,038	—	28,038
Interest rate lock and forward sales commitments	—	798	2,574	3,372
	$—	$3,349,577	$27,671	$3,377,248

Liabilities:
Junior subordinated debentures	$—	$—	$117,520	$117,520
Derivatives
Interest rate swaps	—	16,466	—	16,466
Interest rate lock and forward sales commitments	—	438	—	438
	$—	$16,904	$117,520	$134,424

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (Trust Preferred Securities)	$—	$—	$24,980	$24,980

Securities—available-for-sale
U.S. Government and agency obligations	—	141,735	—	141,735
Municipal bonds	—	303,518	—	303,518
Corporate bonds	—	221,769	—	221,769
Mortgage-backed securities	—	1,646,152	—	1,646,152
Asset-backed securities	—	9,419	—	9,419
	—	2,322,593	—	2,322,593

Loans held for sale	—	133,554	—	133,554

Derivatives
Interest rate swaps	—	39,066	—	39,066
Interest rate lock and forward sales commitments	—	420	5,221	5,641
	$—	$2,495,633	$30,201	$2,525,834

Liabilities:
Junior subordinated debentures, net of unamortized deferred issuance costs	$—	$—	$116,974	$116,974
Derivatives
Interest rate swaps	—	22,336	—	22,336
Interest rate lock and forward sales commitments	—	1,755	—	1,755
	$—	$24,091	$116,974	$141,065

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2021 and December 31, 2020.  The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for certain of the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and non-recurring basis at June 30, 2021 and December 31, 2020:

			Weighted Average Rate / Range
Financial Instruments	Valuation Techniques	Unobservable Inputs	June 30, 2021	December 31, 2020
Corporate bonds (TPS securities)	Discounted cash flows	Discount rate	4.15%	4.24%
Junior subordinated debentures	Discounted cash flows	Discount rate	4.15%	4.24%
Loans individually evaluated	Collateral valuations	Discount to appraised value	8.5% to 20.0%	0.0% to 20.0%
REO	Appraisals	Discount to appraised value	56.76%	51.86%
Interest rate lock commitments	Pricing model	Pull-through rate	89.65%	86.35%

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

Junior subordinated debentures: Similar to the TPS securities discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner’s credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of June 30, 2021, or the passage of time, will result in negative fair value adjustments. At June 30, 2021, the discount rate utilized was based on a credit spread of 400 basis points and three-month LIBOR of 15 basis points.

Interest rate lock commitments: The fair value of the interest rate lock commitments is based on secondary market sources adjusted for an estimated pull-through rate. The pull-through rate is based on historical loan closing rates for similar interest rate lock commitments. An increase or decrease in the pull-through rate would have a corresponding, positive or negative fair value adjustment.

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2021			June 30, 2021
	Level 3 Fair Value Inputs			Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock Commitments	TPS Securities	Borrowings— Junior Subordinated Debentures	Interest rate lock and forward sales commitments
Beginning balance	$25,039	$117,248	$2,937	$24,980	$116,974	$5,221
Total gains or losses recognized
Assets gains (losses)	58	—	(363)	117	—	(2,647)
Liabilities losses	—	272	—		546	—
Ending balance at June 30, 2021	$25,097	$117,520	$2,574	$25,097	$117,520	$2,574

	Three Months Ended			Six Months Ended
	June 30, 2020			June 30, 2020
	Level 3 Fair Value Inputs			Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock Commitments	TPS Securities	Borrowings— Junior Subordinated Debentures	Interest rate lock and forward sales commitments
Beginning balance	$21,040	$99,795	$2,517	$25,636	$119,304	$791
Total gains or losses recognized
Assets (losses) gains	2,199	—	3,299	(2,397)	—	5,025
Liabilities gains	—	9,818	—	—	(9,691)	—
Ending balance at June 30, 2020	$23,239	$109,613	$5,816	$23,239	$109,613	$5,816

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

Items Measured at Fair Value on a Non-recurring Basis:

The following tables present financial assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$3,111	$3,111
REO	—	—	763	763

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$3,482	$3,482
REO	—	—	816	816

The following table presents the losses resulting from non-recurring fair value adjustments for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Loans individually evaluated	$(1)	$(2,000)	$(303)	$(2,000)
REO	—	—	—	—
Total loss from non-recurring measurements	$(1)	$(2,000)	$(303)	$(2,000)

Loans individually evaluated: Expected credit losses for loans evaluated individually are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or when the Bank determines that foreclosure is probable, the expected credit loss is measured based on the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. As a practical expedient, the Bank measures the expected credit loss for a loan using the fair value of the collateral, if repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Bank’s assessment as of the reporting date. In both cases, if the fair value of the collateral is less than the amortized cost basis of the loan, the Bank will recognize an allowance as the difference between the fair value of the collateral, less costs to sell (if applicable) at the reporting date and the amortized cost basis of the loan. If the fair value of the collateral exceeds the amortized cost basis of the loan, any expected recovery added to the amortized cost basis will be limited to the amount previously charged-off by the subsequent changes in the expected credit losses for loans evaluated individually are included within the provision for credit losses in the same manner in which the expected credit loss initially was recognized or as a reduction in the provision that would otherwise be reported.
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

As of June 30, 2021, the Company has recognized $450,000 of unrecognized tax benefits for uncertain tax positions. The Company does not anticipate that there are additional uncertain tax positions or that any uncertain tax position which has not been recognized would materially affect the effective tax rate if recognized. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense. The Company files consolidated income tax returns in the U.S. federal jurisdiction and in the Oregon, California, Utah, Idaho and Montana state jurisdictions.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Tax credit investments	$45,698	$33,528
Unfunded commitments—tax credit investments	26,310	18,306

The following table presents other information related to the Company’s tax credit investments for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Tax credits and other tax benefits recognized	$1,137	$998	$2,275	$1,996
Tax credit amortization expense included in provision for income taxes	915	849	1,830	1,658

Note 10:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings per share data for the three and six months ended June 30, 2021 and 2020 (in thousands, except shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$54,382	$23,541	$101,237	$40,423

Basic weighted average shares outstanding	34,736,639	35,189,260	34,854,357	35,326,401
Dilutive effect of unvested restricted stock	197,075	94,430	295,629	218,685
Diluted weighted shares outstanding	34,933,714	35,283,690	35,149,986	35,545,086
Earnings per common share
Basic	$1.57	$0.67	$2.90	$1.14
Diluted	$1.56	$0.67	$2.88	$1.14

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

2014 Omnibus Incentive Plan

The 2014 Plan was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of June 30, 2021, 302,167 restricted stock shares and 409,176 restricted stock units have been granted under the 2014 Plan of which 2,152 restricted stock shares and 117,834 restricted stock units are unvested.

2018 Omnibus Incentive Plan

The 2018 Plan was approved by shareholders on April 24, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of common stock for issuance under the 2018 Plan in connection with the exercise of awards. As of June 30, 2021, 495,858 restricted stock units have been granted under the 2018 Plan of which 409,275 restricted stock units are unvested.

The expense associated with all restricted stock grants (including restricted stock shares and restricted stock units) was $2.5 million and $4.7 million for the three and six month periods ended June 30, 2021 and was $2.5 million and $4.4 million for the three and six month periods ended June 30, 2020, respectively. Unrecognized compensation expense for these awards as of June 30, 2021 was $16.4 million and will be amortized over the next 34 months.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	June 30, 2021	December 31, 2020
Commitments to extend credit	$3,341,992	$3,207,072
Standby letters of credit and financial guarantees	20,491	18,415
Commitments to originate loans	147,138	101,426
Risk participation agreement	40,557	40,949

Derivatives also included in Note 13:
Commitments to originate loans held for sale	127,481	169,653
Commitments to sell loans secured by one- to four-family residential properties	67,060	79,414
Commitments to sell securities related to mortgage banking activities	151,500	204,000

In addition to the commitments disclosed in the table above, the Company is committed to funding its’ unfunded tax credit investments (see Note 9, Income Taxes). During 2019, the Company entered into an agreement to invest $10 million in a limited partnership. The Company had funded $4.5 million of the commitment, with $5.5 million of the commitment remaining to be funded at June 30, 2021, compared to $2.8 million of the commitment funded, with $7.2 million to be funded at December 31, 2020. During the first quarter of 2021, the Company entered into an agreement to invest $4.5 million in another limited partnership. At June 30, 2021 the Company had funded $180,000 of the commitment, with $4.3 million of the commitment remaining to be funded.

Commitments to extend credit are agreements to lend to a client, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each client’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the client. The type of collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company’s allowance for credit losses - unfunded loan commitments at June 30, 2021 and December 31, 2020 was $9.9 million and $13.3 million, respectively.

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to clients during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the client. Banner Bank then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans would require a lock extension. The cost of a lock extension at times was borne by the client and at times by Banner Bank. These lock extension costs have not had a material impact to the Company’s operations. For mandatory delivery commitments the Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during the three and six months ended June 30, 2021 or June 30, 2020. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to clients and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Bank holds a security interest.  Based upon the information known to management at this time, the Company and the Bank are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at June 30, 2021.

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

As of June 30, 2021 and December 31, 2020, the notional values or contractual amounts and fair values of the Company’s derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2021		December 31, 2020		June 30, 2021		December 31, 2020
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$156	$2	$338	$9	$156	$2	$338	$9

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

As of June 30, 2021 and December 31, 2020, the notional values or contractual amounts and fair values of the Company’s derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2021		December 31, 2020		June 30, 2021		December 31, 2020
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$474,482	$28,036	$451,760	$39,057	$474,482	$16,464	$451,760	$22,327
Mortgage loan commitments	101,814	2,574	140,390	5,221	40,816	84	72,511	199
Forward sales contracts	67,060	798	79,414	420	151,500	354	204,000	1,556
	$643,356	$31,408	$671,564	$44,698	$666,798	$16,902	$728,271	$24,082

(1)Included in Other assets on the Consolidated Statements of Financial Condition, with the exception of certain interest swaps and mortgage loan commitments (with a fair value of $716,000 at June 30, 2021 and $231,000 at December 31, 2020), which are included in Loans receivable.
(2)Included in Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

Gains (losses) recognized in income on derivatives not designated in hedge relationships for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Location on Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Mortgage loan commitments	Mortgage banking operations	$(363)	$3,299	$(2,646)	$5,025
Forward sales contracts	Mortgage banking operations	(1,872)	2,031	1,139	(1,037)
		$(2,235)	$5,330	$(1,507)	$3,988

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at June 30, 2021 or December 31, 2020, it could have been required to settle its obligations under the agreements at the termination value. As of June 30, 2021 and December 31, 2020, the termination value of derivatives in a net liability position related to these agreements was $32.7 million and $48.6 million, respectively. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $49.7 million and $47.1 million as of June 30, 2021 and December 31, 2020, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable. In addition, some of interest rate swap derivatives between Banner Bank and the dealer counterparties are cleared through central clearing houses. These clearing houses characterize the variation margin payments as settlements of the derivative’s market exposure and not as collateral. The variation margin is treated as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative liability. As of June 30, 2021 and December 31, 2020, the variation margin adjustment was a negative adjustment of $10.2 million and $16.9 million, respectively.

The following tables present additional information related to the Company’s derivative contracts, by type of financial instrument, as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$28,038	$—	$28,038	$—	$—	$28,038
	$28,038	$—	$28,038	$—	$—	$28,038

Derivative liabilities
Interest rate swaps	$26,671	$(10,205)	$16,466	$—	$(13,951)	$2,515
	$26,671	$(10,205)	$16,466	$—	$(13,951)	$2,515

	December 31, 2020
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$39,066	$—	$39,066	$—	$—	$39,066
	$39,066	$—	$39,066	$—	$—	$39,066

Derivative liabilities
Interest rate swaps	$39,204	$(16,868)	$22,336	$—	$(22,220)	$116
	$39,204	$(16,868)	$22,336	$—	$(22,220)	$116

NOTE 14: REVENUE FROM CONTRACTS WITH CLIENTS

Disaggregation of Revenue:

Deposit fees and other service charges for the three and six months ended June 30, 2021 and 2020 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Deposit service charges	$4,494	$3,533	$8,607	$8,365
Debit and credit card interchange fees	5,943	4,671	11,233	9,555
Debit and credit card expense	(2,644)	(2,206)	(5,164)	(4,138)
Merchant services income	3,755	2,666	6,897	5,668
Merchant services expense	(2,993)	(2,103)	(5,525)	(4,539)
Other service charges	1,203	985	2,649	2,438
Total deposit fees and other service charges	$9,758	$7,546	$18,697	$17,349

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

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington which owns one subsidiary bank, Banner Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of June 30, 2021, it had 155 branch offices and 18 loan production offices located in Washington, Oregon, California, Idaho and Utah.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank (the Bank) is subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (the FDIC).  As of June 30, 2021, we had total consolidated assets of $16.18 billion, total loans of $9.65 billion, total deposits of $13.64 billion and total shareholders’ equity of $1.67 billion.

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

Our financial results for the quarter ended June 30, 2021 reflect the low interest rate environment, the unprecedented level of market liquidity and the reduction in business activity in some of our markets due the lingering impacts of the COVID-19 pandemic. At June 30, 2021, we had 71 loans totaling $28.5 million still remaining on loan payment deferral due to COVID-19. Of the loans still on deferral, 62 loans totaling $20.2 million are mortgage loans operating under forbearance agreements. Since these loans were performing loans that were current on their payments prior to the COVID-19 pandemic, these modifications are not considered to be troubled debt restructurings pursuant to applicable accounting and regulatory guidance. In addition, the SBA provided assistance to small businesses impacted by COVID-19 through the Paycheck Protection Program (PPP), which was designed to provide near-term relief to help small businesses sustain operations. As of June 30, 2021, Banner had provided PPP loans totaling nearly $1.61 billion to 13,922 businesses and received SBA forgiveness for 6,707 PPP loans totaling $822.3 million.

For the quarter ended June 30, 2021, our net income was $54.4 million, or $1.56 per diluted share, compared to net income of $23.5 million, or $0.67 per diluted share, for the quarter ended June 30, 2020. The current quarter was positively impacted by increased interest income, decreased funding costs and the recapture of provision for credit losses, partially offset by a decrease in mortgage banking income and increased non-interest expense.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of client deposits, FHLB advances, other borrowings, subordinated notes, and junior subordinated debentures. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets, interest-bearing liabilities and non-interest-bearing funding sources including non-interest-bearing deposits. Our net interest income increased $8.0 million, or 7%, to $127.6 million for the quarter ended June 30, 2021, compared to $119.6 million for the same quarter one year earlier. This increase in net interest income is primarily a result of an acceleration of deferred loan fee income due to PPP loan forgiveness repayments from the SBA, growth interest-earning assets and core deposits as well as decreases in the cost of funding liabilities, partially offset by lower yields on interest-earning assets due declines in market rates. The growth in core deposits was largely the result of PPP loan funds deposited into client accounts and an increase in general client liquidity due to reduced business investment and consumer spending during the COVID-19 pandemic.

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

Our total revenues (net interest income plus total non-interest income) for the second quarter of 2021 increased $2.6 million, or 2%, to $149.9 million, compared to $147.3 million for the same period a year earlier, largely as a result of an increase in net interest income, partially offset by a decrease in non-interest income.  Our total non-interest income, which is a component of total revenue and includes the net gain on sale of securities and changes in the value of financial instruments carried at fair value, was $22.3 million for the quarter ended June 30, 2021, compared to $27.7 million for the quarter ended June 30, 2020, primarily due to the decrease in mortgage banking income. The year-over-year decrease in mortgage banking income was primarily due to a decrease in the gain on sale margin on one- to four-family held-for-sale loans, partially offset by higher gains on the sale of multifamily held-for-sale loans.

Our non-interest expense increased in the second quarter of 2021 compared to a year earlier largely as a result of decreased capitalized loan origination costs, primarily related to the origination of PPP loans during the second quarter a year ago, and an increase in professional and legal expenses, partially offset by decreased salary and employee benefits expense compared to the same quarter a year ago. Non-interest expense was $92.6 million for the quarter ended June 30, 2021 and $90.5 million for the same quarter a year earlier.

We recorded an $8.1 million recapture of provision for credit losses - loans in the quarter ended June 30, 2021, compared to a $29.5 million provision for credit losses - loans for the quarter ended June 30, 2020. The recapture of provision for credit losses for the current quarter primarily reflects improvement in the forecasted economic indicators and a decrease in adversely classified loans. The provision for credit losses recorded in the second quarter a year ago reflected the deterioration in forecasted economic indicators as well as risk rating downgrades on loans that were considered at risk due to the COVID-19 pandemic. The allowance for credit losses - loans at June 30, 2021 was $148.0 million, representing 481% of non-performing loans compared to $167.3 million, or 470% of non-performing loans at December 31, 2020. In addition to the allowance for credit losses - loans, Banner maintains an allowance for credit losses - unfunded loan commitments which was $9.9 million at June 30, 2021 compared to $13.3 million at December 31, 2020. We recorded a $2.2 million recapture of provision for credits losses – unfunded commitments in the second quarter of 2021 compared to a $905,000 recapture of provision for credit losses – unfunded commitments during the year ago quarter. Non-performing loans were $30.8 million at June 30, 2021, compared to $35.6 million at

December 31, 2020 and $37.4 million a year earlier. (See Note 4, Loans Receivable and the Allowance for Credit Losses, as well as “Asset Quality” below in this Form 10-Q.)

*Non-GAAP financial measures: Net income, revenues and other earnings and expense information excluding fair value adjustments, gains or losses on the sale of securities, merger and acquisition-related expenses, COVID-19 expenses, amortization of CDI, REO operations, state/municipal tax expense and the related tax benefit, are non-GAAP financial measures.  Management has presented these and other non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations and to facilitate the comparison of our performance with the performance of our peers.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (dollars in thousands except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
ADJUSTED REVENUE
Net interest income (GAAP)	$127,554	$119,580	$245,215	$238,838
Total non-interest income	22,336	27,720	46,608	46,885
Total GAAP revenue	149,890	147,300	291,823	285,723
Exclude net gain on sale of securities	(77)	(93)	(562)	(171)
Exclude change in valuation of financial instruments carried at fair value	(58)	(2,199)	(117)	2,397
Adjusted Revenue (non-GAAP)	$149,755	$145,008	$291,144	$287,949

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
ADJUSTED EARNINGS
Net income (GAAP)	$54,382	$23,541	$101,237	$40,423
Exclude net gain on sale of securities	(77)	(93)	(562)	(171)
Exclude change in valuation of financial instruments carried at fair value	(58)	(2,199)	(117)	2,397
Exclude merger and acquisition-related costs	79	336	650	1,478
Exclude COVID-19 expenses	117	2,152	265	2,391
Exclude related tax benefit	(15)	(47)	(57)	(1,452)
Total adjusted earnings (non-GAAP)	$54,428	$23,690	$101,416	$45,066
Diluted earnings per share (GAAP)	$1.56	$0.67	$2.88	$1.14
Diluted adjusted earnings per share (non-GAAP)	$1.56	$0.67	$2.89	$1.27

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
ADJUSTED EFFICIENCY RATIO
Non-interest expense (GAAP)	$92,624	$90,542	$186,151	$184,005
Exclude merger and acquisition-related costs	(79)	(336)	(650)	(1,478)
Exclude COVID-19 expenses	(117)	(2,152)	(265)	(2,391)
Exclude CDI amortization	(1,711)	(2,002)	(3,422)	(4,003)
Exclude state/municipal tax expense	(1,083)	(1,104)	(2,148)	(2,088)
Exclude REO operations	(118)	(4)	124	(104)
Adjusted non-interest expense (non-GAAP)	$89,516	$84,944	$179,790	$173,941

Net interest income (GAAP)	$127,554	$119,580	$245,215	$238,838
Non-interest income (GAAP)	22,336	27,720	46,608	46,885
Total revenue	149,890	147,300	291,823	285,723
Exclude net gain on sale of securities	(77)	(93)	(562)	(171)
Exclude net change in valuation of financial instruments carried at fair value	(58)	(2,199)	(117)	2,397
Adjusted revenue (non-GAAP)	$149,755	$145,008	$291,144	$287,949

Efficiency ratio (GAAP)	61.79%	61.47%	63.79%	64.40%
Adjusted efficiency ratio (non-GAAP)	59.77%	58.58%	61.75%	60.41%

The ratio of tangible common shareholders’ equity to tangible assets is also a non-GAAP financial measure. We calculate tangible common equity by excluding goodwill and other intangible assets from shareholders’ equity. We calculate tangible assets by excluding the balance of goodwill and other intangible assets from total assets. We believe that this is consistent with the treatment by our bank regulatory agencies, which exclude goodwill and other intangible assets from the calculation of risk-based capital ratios. Management believes that this non-GAAP financial measure provides information to investors that is useful in understanding the basis of our capital position (dollars in thousands except per share data).

TANGIBLE COMMON SHAREHOLDERS’ EQUITY TO TANGIBLE ASSETS
	June 30, 2021	December 31, 2020	June 30, 2020
Shareholders’ equity (GAAP)	$1,669,211	$1,666,264	$1,625,103
Exclude goodwill and other intangible assets, net	391,125	394,547	398,276
Tangible common shareholders’ equity (non-GAAP)	$1,278,086	$1,271,717	$1,226,827
Total assets (GAAP)	$16,181,857	$15,031,623	$14,405,607
Exclude goodwill and other intangible assets, net	391,125	394,547	398,276
Total tangible assets (non-GAAP)	$15,790,732	$14,637,076	$14,007,331
Common shareholders’ equity to total assets (GAAP)	10.32%	11.09%	11.28%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	8.09%	8.69%	8.76%

TANGIBLE COMMON SHAREHOLDERS’ EQUITY PER SHARE
Tangible common shareholders’ equity (non-GAAP)	$1,278,086	$1,271,717	$1,226,827
Common shares outstanding at end of period	34,550,888	35,159,200	35,157,899
Common shareholders’ equity (book value) per share (GAAP)	$48.31	$47.39	$46.22
Tangible common shareholders’ equity (tangible book value) per share (non-GAAP)	$36.99	$36.17	$34.89

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

Management estimates the allowance for credit losses - loans using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is maintained at a level sufficient to provide for expected credit losses over the life of the loan based on evaluating historical credit loss experience and making adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio.  These factors include, among others, changes in the size and composition of the loan portfolio, differences in underwriting standards, delinquency rates, actual loss experience and current economic conditions.

The allowance for credit losses - loans is measured on a collective (pool) basis when similar risk characteristics exist. In estimating the component of the allowance for credit losses for loans that share common risk characteristics, loans are pooled based on loan type and areas of risk concentration. For loans evaluated collectively, the allowance for credit losses is calculated using life of loan historical losses adjusted for economic forecasts and current conditions.

For commercial real estate, multifamily real estate, construction and land, commercial business and agricultural loans with risk rating segmentation, historical credit loss assumptions are estimated using a model that categorizes loan pools based on loan type and risk rating. For one- to four- family residential loans, consumer loans, home equity lines of credit, small business loans, and small balance commercial real estate loans, historical credit loss assumptions are estimated using a model that categorizes loan pools based on loan type and delinquency status. These models calculate an expected life-of-loan loss percentage for each loan category by calculating the probability of default, based on the migration of loans from performing to loss by risk rating or delinquency categories using historical life-of-loan analysis and the severity of loss, based on the aggregate net lifetime losses incurred for each loan pool. For credit cards, historical credit loss assumptions are estimated using a model that calculates an expected life-of-loan loss percentage for each loan category by considering the historical cumulative losses based on the aggregate net lifetime losses incurred for each loan pool. The model captures historical loss data back to the first quarter of 2008. For loans evaluated collectively, management uses economic indicators to adjust the historical loss rates so that they better reflect management’s expectations of future conditions over the remaining lives of the loans in the portfolio based on reasonable and supportable forecasts. These economic indicators are selected based on correlation to the Company’s historical credit loss experience and are evaluated for each loan category. The economic indicators evaluated include the unemployment rate, gross domestic product, real estate price indices and growth, industrial employment, corporate profits, the household consumer debt service ratio, the household mortgage debt service ratio, and single family median home price growth. Management considers various economic scenarios and forecasts when evaluating the economic indicators and probability weights the various scenarios to arrive at the forecast that most reflects management’s expectations of future conditions. The allowance for credit losses is then adjusted for the period in which those forecasts are considered to be reasonable and supportable. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the adjustments discontinue to be applied so that the model reverts back to the historical loss rates using a straight line reversion method. Management selected an initial reasonable and supportable forecast period of 12 months with a reversion period of 12 months. Both the reasonable and supportable forecast period and the reversion period are periodically reviewed by management.

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

In both cases, if the fair value of the collateral is less than the amortized cost basis of the loan, the Bank will recognize an allowance as the difference between the fair value of the collateral, less costs to sell (if applicable) at the reporting date and the amortized cost basis of the loan. If the fair value of the collateral exceeds the amortized cost basis of the loan, any expected recovery added to the amortized cost basis will be limited to the amount previously charged-off. Subsequent changes in the expected credit losses for loans evaluated individually are included within the provision for credit losses in the same manner in which the expected credit loss initially was recognized or as a reduction in the provision that would otherwise be reported.

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

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

General:  Total assets increased $1.15 billion, to $16.18 billion at June 30, 2021, from $15.03 billion at December 31, 2020. The increase was largely the result of excess liquidity from increases in retail deposits being invested in securities during the first six months of 2021.
Loans and lending: Loans are our most significant and generally highest yielding earning assets. Under normal economic conditions, we attempt to maintain a portfolio of loans in a range of 90% to 95% of total deposits to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. Our loan to deposit ratio at June 30, 2021 was 71%, which reflects the unprecedented level of market liquidity and decrease in business activity due to the impacts of the COVID-19 pandemic. We offer a wide range of loan products to meet the demands of our clients. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Total loans receivable decreased $216.8 million during the six months ended June 30, 2021, primarily reflecting decreased commercial business loan balances due to SBA PPP loan forgiveness repayments, as well as decreased multifamily construction, commercial construction, one-to-four family residential, consumer, and agricultural business loan balances, partially offset by increased commercial real estate, multifamily real estate, one- to four-family construction, and land and land development loan balances. Excluding PPP loans, total loans receivable increased $2.5 million during the six months ended June 30, 2021. At June 30, 2021, our loans receivable totaled $9.65 billion compared to $9.87 billion at December 31, 2020 and $10.28 billion at June 30, 2020.

The following table sets forth the composition of the Company’s loans receivable by type of loan as of the dates indicated (dollars in thousands):

				Percentage Change
	Jun 30, 2021	Dec 31, 2020	Jun 30, 2020	Prior Year End	Prior Year
Commercial real estate:
Owner-occupied	$1,066,237	$1,076,467	$1,027,399	(1.0)%	3.8%
Investment properties	1,950,211	1,955,684	2,017,789	(0.3)	(3.3)
Small balance CRE	621,102	573,849	624,726	8.2	(0.6)
Multifamily real estate	504,445	428,223	437,201	17.8	15.4
Construction, land and land development:
Commercial construction	182,868	228,937	215,860	(20.1)	(15.3)
Multifamily construction	295,661	305,527	256,335	(3.2)	15.3
One- to four-family construction	603,895	507,810	528,966	18.9	14.2
Land and land development	290,404	248,915	235,602	16.7	23.3
Commercial business:
Commercial business	1,124,359	1,133,989	1,250,288	(0.8)	(10.1)
PPP	807,172	1,044,472	1,121,928	(22.7)	(28.1)
Small business scored	743,975	743,451	779,678	0.1	(4.6)
Agricultural business, including secured by farmland:
Agricultural business, including secured by farmland	247,467	299,949	328,077	(17.5)	(24.6)
PPP	17,962	—	—	nm	nm
One- to four-family residential	637,701	717,939	817,787	(11.2)	(22.0)
Consumer:
Consumer—home equity revolving lines of credit	458,915	491,812	515,603	(6.7)	(11.0)
Consumer—other	101,807	113,958	126,760	(10.7)	(19.7)
Total loans receivable	$9,654,181	$9,870,982	$10,283,999	(2.2)%	(6.1)%

Our commercial real estate loans for owner-occupied, investment properties, and small balance CRE totaled $3.64 billion, or 38% of our loan portfolio at June 30, 2021. In addition, multifamily residential real estate loans totaled $504.4 million and comprised 5% of our loan portfolio. Commercial real estate loans increased by $31.6 million during the first six months of 2021 while multifamily real estate loans increased by $76.2 million.

We also originate commercial, multifamily, and one- to four-family construction, land and land development loans, which totaled $1.37 billion, or 14% of our loan portfolio at June 30, 2021, compared to $1.29 billion at December 31, 2020 and $1.24 billion at June 30, 2020. One- to four-family construction balances increased $96.1 million, or 19%, to $603.9 million at June 30, 2021 compared to $507.8 million at December 31, 2020 and increased $74.9 million, or 14%, compared to $529.0 million at June 30, 2020. We also originate one- to four-family construction loans for owner occupants, although construction balances for these loans are modest as the loans convert to one- to four-family residential loans upon completion of the homes and are often sold in the secondary market. One- to four-family construction loans represented approximately 6% of our total loan portfolio at June 30, 2021.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  Our commercial business lending, to a lesser extent, includes participation in certain syndicated loans, including shared national credits, which totaled $150.2 million at June 30, 2021. Our commercial and agricultural business loans decreased $280.9 million to $2.94 billion at June 30, 2021, compared to $3.22 billion at December 31, 2020, and decreased $539.0 million, or 15%, compared to $3.48 billion at June 30, 2020. The decrease reflects PPP loan repayments from PPP SBA loan forgiveness during the first six months of 2021 as well as lower line of credit usage due to decreased business activity and seasonal decreases in agricultural loan balances. Commercial and agricultural business loans represented approximately 30% of our portfolio at June 30, 2021.

Our one- to four-family residential loan originations have been strong, as interest rates have declined during the last year. We are active originators of one- to four-family residential loans in most communities where we have established offices in Washington, Oregon, California and Idaho. Most of the one- to four-family residential loans that we originate are sold in secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. At June 30, 2021, our outstanding balance of one- to four-family residential loans retained in our portfolio decreased $80.2 million, to $637.7 million, compared to $717.9 million at December 31, 2020, and decreased $180.1 million, or 22%, compared to $817.8 million at June 30, 2020. The decrease in one-to-four family residential loans since June 30, 2020 primarily reflects portfolio loans being refinanced and sold as held for sale loans. One- to four-family residential loans represented 7% of our loan portfolio at June 30, 2021.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit clients. At June 30, 2021, consumer loans, including home equity revolving lines of credit, decreased $45.0 million to $560.7 million, compared to $605.8 million at December 31, 2020, and decreased $81.6 million compared to $642.4 million at June 30, 2020.

The following table shows loan origination (excluding loans held for sale) activity for the three and six months ended June 30, 2021 and June 30, 2020 (in thousands):

	Three Months Ended		Six months ended
	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Commercial real estate	$103,415	$111,765	$194,632	$188,124
Multifamily real estate	45,674	6,384	58,552	16,555
Construction and land	509,828	290,955	957,197	660,568
Commercial business:
Commercial business	181,996	167,268	297,907	367,141
PPP	55,990	1,151,170	484,170	1,151,170
Agricultural business	12,546	16,293	39,713	47,554
One-to four- family residential	47,086	24,537	104,817	55,578
Consumer	131,424	126,653	218,746	194,010
Total loan originations (excluding loans held for sale)	$1,087,959	$1,895,025	$2,355,734	$2,680,700

The origination table above includes loan participations and loan purchases. There were $33,000 of loan purchases during the six months ended June 30, 2021 and $16,000 of loan purchases during the six months ended June 30, 2020.

Loans held for sale decreased to $71.7 million at June 30, 2021, compared to $243.8 million at December 31, 2020, as the sales of held-for-sale loans exceeded originations of held-for-sale loans during the six months ended June 30, 2021. Loans held for sale were $258.7 million at June 30, 2020. Originations of loans held for sale decreased to $504.3 million for the six months ended June 30, 2021 compared to $668.3 million for the same period last year, primarily due to decreased refinance activity for one- to four-family residential mortgage loans as well as lower originations of multifamily held for sale loans. The volume of one- to four-family residential mortgage loans sold was $566.9 million during the six months ended June 30, 2021, compared to $496.3 million in the same period a year ago. During the six months ended June 30, 2021, we sold $191.6 million in multifamily loans compared to $122.8 million for the same period last year. Loans held for sale at June 30, 2021 included $18.9 million of multifamily loans and $52.8 million of one- to four-family residential mortgage loans compared to $134.0 million of multifamily loans and $124.7 million of one- to four-family residential mortgage loans at June 30, 2020.

The following table presents loans by geographic concentration at June 30, 2021, December 31, 2020 and June 30, 2020 (dollars in thousands):

	Jun 30, 2021		Dec 31, 2020	Jun 30, 2020	Percentage Change
	Amount	Percentage	Amount	Amount	Prior Year End	Prior Year Qtr
Washington	$4,541,792	47.0%	$4,647,553	$4,787,550	(2.3)%	(5.1)%
California	2,246,580	23.3	2,279,749	2,359,703	(1.5)	(4.8)
Oregon	1,753,285	18.2	1,792,156	1,899,933	(2.2)	(7.7)
Idaho	525,610	5.4	537,996	592,515	(2.3)	(11.3)
Utah	92,103	1.0	80,704	67,929	14.1	35.6
Other	494,811	5.1	532,824	576,369	(7.1)	(14.2)
Total loans receivable	$9,654,181	100.0%	$9,870,982	$10,283,999	(2.2)%	(6.1)%

Investment Securities: Our total investment in securities increased $987.0 million to $3.76 billion at June 30, 2021 from December 31, 2020. Securities purchased increased during the six-month period ended June 30, 2021, as we deployed excess balance sheet liquidity. Purchases were primarily in securities issued by government-sponsored entities. The average effective duration of Banner’s securities portfolio was approximately 4.6 years at June 30, 2021. Net fair value adjustments to the portfolio of securities held for trading, which were included in net income, were an increase of $117,000 in the six months ended June 30, 2021. In addition, fair value adjustments for securities designated as available-for-sale reflected a decrease of $39.5 million for the six months ended June 30, 2021, which was included net of the associated tax benefit of $9.5 million as a component of other comprehensive income, and largely occurred as a result of decreased market yields and spreads on certain types of securities. (See Note 3 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.) The Company held $300.0 million of securities purchased under resell agreements at June 30, 2021 compared to none at December 31, 2020.

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

The following table sets forth the Company’s deposits by type of deposit account as of the dates indicated (dollars in thousands):

				Percentage Change
	Jun 30, 2021	Dec 31, 2020	Jun 30, 2020	Prior Year End	Prior Year Quarter
Non-interest-bearing	$6,090,063	$5,492,924	$5,281,559	10.9%	15.3%
Interest-bearing checking	1,736,696	1,569,435	1,399,593	10.7	24.1
Regular savings accounts	2,646,302	2,398,482	2,197,790	10.3	20.4
Money market accounts	2,290,600	2,191,135	2,095,332	4.5	9.3
Interest-bearing transaction & savings accounts	6,673,598	6,159,052	5,692,715	8.4	17.2
Total core deposits	12,763,661	11,651,976	10,974,274	9.5	16.3
Interest-bearing certificates	873,047	915,320	1,042,006	(4.6)	(16.2)
Total deposits	$13,636,708	$12,567,296	$12,016,280	8.5%	13.5%

Total deposits were $13.64 billion at June 30, 2021, compared to $12.57 billion at December 31, 2020 and $12.02 billion a year ago. The $1.07 billion increase in total deposits compared to December 31, 2020 primarily reflects a $1.11 billion increase in core deposits. The increase in total deposits from year end was due primarily to PPP loan funds deposited into client accounts fiscal stimulus payments, and an increase in client deposit accounts due to reduced business investment and changes in consumer spending habits during the COVID-19 pandemic. Non-interest-bearing account balances increased 11% to $6.09 billion at June 30, 2021, compared to $5.49 billion at December 31, 2020, and increased 15% compared to $5.28 billion a year ago. Interest-bearing transaction and savings accounts increased 8% to $6.67 billion at June 30, 2021, compared to $6.16 billion at December 31, 2020, and increased 17% compared to $5.69 billion a year ago. Certificates of deposit decreased 5% to $873.0 million at June 30, 2021, compared to $915.3 million at December 31, 2020 and decreased

16% compared to $1.04 billion a year ago. We had no brokered deposits at June 30, 2021 or December 31, 2020, compared to $119.4 million at June 30, 2020. Core deposits represented 94% of total deposits at June 30, 2021, compared to 93% at December 31, 2020.

The following table presents deposits by geographic concentration at June 30, 2021, December 31, 2020 and June 30, 2020 (dollars in thousands):

	Jun 30, 2021		Dec 31, 2020	Jun 30, 2020	Percentage Change
	Amount	Percentage	Amount	Amount	Prior Year End	Prior Year Quarter
Washington(1)	$7,547,591	55.3%	$7,058,404	$6,765,186	6.9%	11.6%
Oregon	2,939,667	21.6	2,604,908	2,440,617	12.9	20.4
California	2,417,387	17.7	2,237,949	2,224,477	8.0	8.7
Idaho	732,063	5.4	666,035	586,000	9.9	24.9
Total deposits	$13,636,708	100.0%	$12,567,296	$12,016,280	8.5%	13.5%
(1)Includes brokered deposits.

Borrowings: FHLB advances decreased to $100.0 million at June 30, 2021 from $150.0 million at December 31, 2020 as increased core deposits were sufficient to fund our asset growth, primarily growth in the securities portfolio. Other borrowings, consisting of retail repurchase agreements primarily related to client cash management accounts, increased $53.0 million, or 29%, to $237.7 million at June 30, 2021, compared to $184.8 million at December 31, 2020. On June 30, 2020, Banner issued and sold in an underwritten offer subordinated notes, resulting in net proceeds, after underwriting discounts and offering expenses, of $98.1 million. No additional junior subordinated debentures were issued or matured during the six months ended June 30, 2021; however, the estimated fair value of these instruments increased by $546,000, reflecting tighter market spreads. Junior subordinated debentures totaled $117.5 million at June 30, 2021 compared to $117.0 million at December 31, 2020.

Shareholders’ Equity: Total shareholders’ equity increased $2.9 million and was $1.67 billion at both June 30, 2021 and December 31, 2020. The increase in shareholders’ equity is primarily due to the $101.2 million of year-to-date net income, partially offset by the $30.8 million decrease in accumulated other comprehensive income, primarily representing the decrease in the fair value of securities available-for-sale, net of tax, the accrual of $29.0 million of cash dividends to common shareholders and the repurchase of 750,000 shares of common stock at a total cost of $39.9 million. During the six months ended June 30, 2021, no shares of restricted stock were forfeited and 59,304 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants. (See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” in this Form 10-Q.) Tangible common shareholders’ equity, which excludes goodwill and other intangible assets, increased $6.4 million to $1.28 billion, or 8.09% of tangible assets at June 30, 2021, compared to $1.27 billion, or 8.69% of tangible assets at December 31, 2020. The decrease in tangible common shareholders’ equity as a percentage of tangible assets was primarily due to the increase in tangible assets, including interest bearing deposits and securities.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020

For the quarter ended June 30, 2021, our net income was $54.4 million, or $1.56 per diluted share, compared to $23.5 million, or $0.67 per diluted share, for the quarter ended June 30, 2020. For the six months ended June 30, 2021 our net income was $101.2 million, or $2.88 per diluted share, compared to net income of $40.4 million, or $1.14 per diluted share for the same period a year earlier. Our net income for the current quarter was positively impacted by increased net interest income and a recapture of provision for credit losses, partially offset by a decrease in mortgage banking income and increased non-interest expense. Our net income for the six months ended June 30, 2021 included a recapture of provision for credit losses of $19.5 million and decreased funding costs, partially offset by decreased mortgage banking income and reduced interest income due to lower yields on interest earning assets. Our results for the six months ended June 30, 2021 included $265,000 of COVID-19 related expenses and $650,000 of acquisition-related expenses.

An acceleration of deferred loan fee income due to PPP loan repayments from SBA loan forgiveness, which increased the average yield on loans, coupled with growth in the balance of average interest-earning assets and decreased funding costs, partially offset by the decline in the average yield on other interest-earning assets, produced increased net interest income for the quarter and six months ended June 30, 2021 compared to the same periods a year earlier. The increase in net interest income, partially offset by decreased mortgage banking income, resulted in revenues increasing for the quarter and six months ended June 30, 2021 compared to the same periods a year earlier. Banner recorded a $10.3 million recapture of provision for credit losses for the quarter ended June 30, 2021, compared to a $28.6 million provision for credit losses in the same quarter a year ago. The recapture of provision for credit losses for the current quarter primarily reflects an improvement in forecasted economic conditions and a decrease in adversely classified loans. Non-interest expenses increased in the quarter and six months ended June 30, 2021 compared to the same periods a year ago. The increase in the current quarter’s non-interest expense reflects decreased capitalized loan origination costs, primarily related to the decline in the origination of PPP loans compared to the same quarter a year ago as well as increases in professional and legal expenses and miscellaneous non-interest expense, partially offset by decreases in salary and employee benefits and COVID-19 expenses. The increase in non-interest expenses for the six months ended June 30, 2021 reflects increases in professional and legal expenses and salary and employee benefits, partially offset by increased capitalized loan origination costs, primarily related to the origination of PPP loans during the first six months of June 30, 2021 as well as decreases in COVID-19 and merger and acquisition-related expenses.

Our adjusted earnings, which excludes net gain or loss on sales of securities, changes in the valuation of financial instruments carried at fair value, merger and acquisition-related expenses, COVID-19 expenses and related tax expenses or benefits, were $54.4 million, or $1.56 per diluted share, for the quarter ended June 30, 2021, compared to $23.7 million, or $0.67 per diluted share, for the quarter ended June 30, 2020. For the six months ended June 30, 2021, our adjusted earnings were $101.4 million, or $2.89 per diluted share, compared with $45.1 million, or $1.27 per diluted share, for the same period a year earlier.

Net Interest Income. Net interest income increased by $8.0 million, or 7%, to $127.6 million for the quarter ended June 30, 2021, compared to $119.6 million for the same quarter one year earlier, due to an acceleration of deferred loan fee income due to PPP loan repayments from SBA loan forgiveness increasing average loan yields, decreases in the cost of funding liabilities and an increase of $2.17 billion in the average balance of interest-earning assets, partially offset by lower yields on other average interest-earning assets. The growth in the average balance of interest-earning assets reflects the origination of PPP loans as well as increases in short term investments including interest bearing deposits and securities available for sale. The net interest margin on a tax equivalent basis of 3.52% for the quarter ended June 30, 2021 was enhanced by three basis points as a result of acquisition accounting adjustments. This compares to a net interest margin on a tax equivalent basis of 3.87% for the quarter ended June 30, 2020, which included seven basis points from acquisition accounting adjustments. The decrease in net interest margin compared to a year earlier primarily reflects lower yields on average interest-earning assets and a larger percentage of interest-earnings assets being invested in short term investments, partially offset by decreases in the cost of funding liabilities. The lower yields on average interest-earning assets compared to a year earlier were largely due to the impact of decreases to the targeted Fed Funds Rate during the first quarter of 2020, which resulted in the yields on adjustable rate loan repricing lower and the yields on new loan originations being lower than the existing loan portfolio. The decrease in interest-earnings asset yields were partially offset by decreases in the costs of funding liabilities compared to a year earlier which were also largely due to the impact of decreases to the targeted Fed Funds Rate.

Net interest income for the six months ended June 30, 2021 increased by $6.4 million, or 3%, to $245.2 million compared to $238.8 million for the same period one year earlier, as a result of a $2.44 billion increase in average interest-earning assets and the decreases in the cost of funding liabilities. The net interest margin on a tax equivalent basis decreased to 3.48% for the six months ended June 30, 2021 compared to 4.05% for the same period in the prior year, as a result of lower yields on earnings assets. The net interest margin included five basis points of accretion acquisition accounting adjustments for the six months ended June 30, 2021 and nine basis points of accretion acquisition accounting adjustments for the six months ended June 30, 2020.

Interest Income. Interest income for the quarter ended June 30, 2021 was $133.6 million, compared to $128.7 million for the same quarter in the prior year, an increase of $4.8 million, or 4%.  The increase in interest income occurred as a result of an acceleration of deferred loan fee income due to PPP loan repayments from SBA loan forgiveness, increases in the average balances of investment securities, partially offset by the decrease in the yield on interest-earning assets. The average balance of interest-earning assets was $14.81 billion for the quarter ended June 30, 2021, compared to $12.64 billion for the same period a year earlier. The average yield on interest-earning assets was 3.68% for the quarter ended June 30, 2021, compared to 4.16% for the same quarter one year earlier. The decrease in yield between periods reflects an 83 basis-point decrease in the average yield on investment securities, as well as a larger percentage of interest earning assets being invested in low yielding short term investments partially offset by a 13 basis-point increase in the average yield on loans. Average loans receivable for the quarter ended June 30, 2021 decreased $253.3 million, or 2%, to $9.97 billion, compared to $10.22 billion for the same quarter in the prior year. Interest income on loans increased by $218,000 to $115.4 million for the current quarter from $115.2 million for the quarter ended June 30, 2020, reflecting the impact of the previously mentioned increase in average loan yields.  The increase in average loan yields reflects the yield on SBA PPP loans increasing to 6.24% for the quarter ended June 30, 2021, compared to 2.77% for the same quarter in the prior year, as a result of the an acceleration of deferred loan fee income due to PPP loan repayments from SBA loan forgiveness during the current quarter. The acquisition accounting loan discount accretion and the related balance sheet impact added five basis points to the current quarter’s average loan yield, compared to eight basis points for the same quarter one year earlier.

The combined average balance of mortgage-backed securities, other investment securities, equity securities, daily interest-bearing deposits and FHLB stock (total investment securities or combined portfolio) increased to $4.85 billion for the quarter ended June 30, 2021 (excluding the effect of fair value adjustments), compared to $2.42 billion for the quarter ended June 30, 2020; and the interest and dividend income from those investments increased by $4.6 million compared to the same quarter in the prior year. The average yield on the combined portfolio decreased to 1.59% for the quarter ended June 30, 2021, from 2.42% for the same quarter one year earlier. The decrease in average yield reflects the overall decline in market interest rates as well as the investment of excess liquidity in short term investments.

Interest income for the six months ended June 30, 2021 was $258.1 million, compared to $260.4 million for the same period in the prior year, a decrease of $2.3 million. The six months results reflect a decrease in the average yield on interest-earning assets, partially offset by increases in the average balances of loans and investment securities.

Interest Expense. Interest expense for the quarter ended June 30, 2021 was $6.0 million, compared to $9.2 million for the same quarter in the prior year. The interest expense decrease between periods reflects a 14 basis-point decrease in the average cost of all funding liabilities, partially offset by a $2.12 billion, or 18%, increase in the average balance of funding liabilities.

Interest expense for the six months ended June 30, 2021 was $12.9 million, compared to $21.6 million for the same period in the prior year. As with the quarterly results, the six month results reflect a 19 basis-point decrease in the average cost of all funding liabilities, partially offset by a $2.41 billion or 21%, increase in the average balance of funding liabilities.

Deposit interest expense decreased $3.7 million, or 55%, to $3.0 million for the quarter ended June 30, 2021, compared to $6.7 million for the same quarter in the prior year, primarily as a result of a decrease in the cost of deposits, partially offset by an increase in the average balances. The average rate paid on total deposits decreased to 0.09% in the second quarter of 2021 from 0.23% for the quarter ended June 30, 2020, primarily reflecting decreases in the costs of interest-bearing checking, money market, savings, and certificates of deposit accounts, as well as an increase in the percentage of non-interest bearing deposits. The cost of interest-bearing deposits decreased by 25 basis points to 0.16% for the quarter ended June 30, 2021 compared to 0.41% in the same quarter a year earlier. Average deposit balances increased to $13.61 billion for the quarter ended June 30, 2021, from $11.49 billion for the quarter ended June 30, 2020.

Deposit interest expense decreased $8.8 million or 57%, to $6.6 million for the six months ended June 30, 2021, compared to $15.4 million for the same period in the prior year. Average deposit balances increased to $13.27 billion for the six months ended June 30, 2021, from $10.81 billion for the same period a year earlier, while the average rate paid on deposits decreased to 0.10% in the six months ended June 30, 2021 from 0.29% in the six months ended June 30, 2020. The cost of interest-bearing deposits decreased by 31 basis points to 0.18% for the six months ended June 30, 2021 compared to 0.49% in the same period a year earlier.

The decrease in the cost of interest-bearing deposits between the periods was driven by market and competitive factors in response to the decreases in the target Fed Funds Rate last year.

Interest expense on total borrowings increased to $3.0 million for the quarter ended June 30, 2021 from $2.5 million for the quarter ended June 30, 2020. The increase was primarily due to an increase in the average rate paid on total borrowings. The average rate paid on total borrowings for the quarter ended June 30, 2021 increased to 2.03% from 1.68% for the same quarter one year earlier. The increase was primarily due to the issuance of the subordinated notes at the end of second quarter of 2020. Average total borrowings were $588.2 million for the quarter ended June 30, 2021, compared to $591.2 million for the same quarter one year earlier.

Interest expense on total borrowings increased to $6.2 million for the six months ended June 30, 2021 from $6.1 million for the six months ended June 30, 2020. Average total borrowings were $591.7 million for the six months ended June 30, 2021, compared to $634.6 million for the same period a year earlier and the average rate paid on total borrowings for the six months ended June 30, 2021 increased to 2.12% from 1.94% for the same period a year earlier. The increase was primarily due to the issuance of the subordinated notes at the end of the second quarter of 2020.

Analysis of Net Interest Spread. The following tables present for the periods indicated our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities with additional comparative data on our operating performance (dollars in thousands):

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Held for sale loans	$69,908	$544	3.12%	$152,636	$1,451	3.82%
Mortgage loans	7,147,733	80,673	4.53	7,314,125	87,172	4.79
Commercial/agricultural loans	1,480,954	15,818	4.28	1,831,369	19,912	4.37
PPP loans	1,144,195	17,796	6.24	768,509	5,288	2.77
Consumer and other loans	122,951	1,828	5.96	152,438	2,361	6.23
Total loans(1)(3)	9,965,741	116,659	4.70	10,219,077	116,184	4.57
Mortgage-backed securities	2,440,913	11,563	1.90	1,286,223	8,083	2.53
Other securities	1,250,417	7,088	2.27	787,957	5,859	2.99
Equity securities	—	—	—	114,349	123	0.43
Interest-bearing deposits with banks	1,139,749	376	0.13	212,502	172	0.33
FHLB stock	14,001	161	4.61	16,620	300	7.26
Total investment securities (3)	4,845,080	19,188	1.59	2,417,651	14,537	2.42
Total interest-earning assets	14,810,821	135,847	3.68	12,636,728	130,721	4.16
Non-interest-earning assets	1,227,167			1,245,626
Total assets	$16,037,988			$13,882,354
Deposits:
Interest-bearing checking accounts	$1,754,363	302	0.07	$1,376,710	374	0.11
Savings accounts	2,622,716	454	0.07	2,108,896	998	0.19
Money market accounts	2,288,638	668	0.12	1,979,419	1,565	0.32
Certificates of deposit	889,020	1,604	0.72	1,117,547	3,757	1.35
Total interest-bearing deposits	7,554,737	3,028	0.16	6,582,572	6,694	0.41
Non-interest-bearing deposits	6,057,884	—	—	4,902,992	—	—
Total deposits	13,612,621	3,028	0.09	11,485,564	6,694	0.23
Other interest-bearing liabilities:
FHLB advances	100,000	655	2.63	156,374	984	2.53
Other borrowings	240,229	124	0.21	285,735	238	0.34
Subordinated debt	247,944	2,204	3.57	149,043	1,251	3.38
Total borrowings	588,173	2,983	2.03	591,152	2,473	1.68
Total funding liabilities	14,200,794	6,011	0.17	12,076,716	9,167	0.31
Other non-interest-bearing liabilities (2)	199,619			188,369
Total liabilities	14,400,413			12,265,085
Shareholders’ equity	1,637,575			1,617,269
Total liabilities and shareholders’ equity	$16,037,988			$13,882,354
Net interest income/rate spread (tax equivalent)		$129,836	3.51%		$121,554	3.85%
Net interest margin (tax equivalent)			3.52%			3.87%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(2,282)			(1,974)
Net interest income and margin		$127,554	3.45%		$119,580	3.81%
Additional Key Financial Ratios:
Return on average assets			1.36%			0.68%
Return on average equity			13.32			5.85
Average equity / average assets			10.21			11.65
Average interest-earning assets / average interest-bearing liabilities			181.89			176.15
Average interest-earning assets / average funding liabilities			104.30			104.64
Non-interest income / average assets			0.56			0.80
Non-interest expense / average assets			2.32			2.62
Efficiency ratio (4)			61.79			61.47
Adjusted efficiency ratio (5)			59.77			58.58
(1)Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due.  Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $1.3 million for the three months ended June 30, 2021 and $1.0 million for the three months ended June 30, 2020. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.0 million and $963,000 for the three months ended June 30, 2021 and June 30, 2020, respectively.
(4)Non-interest expense divided by the total of net interest income and non-interest income.
(5)Adjusted non-interest expense divided by adjusted revenue. These represent non-GAAP financial measures. See the non-GAAP reconciliation tables above under “Executive Overview—Non-GAAP Financial Measures.”

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Held for sale loans	$94,488	$1,469	3.14%	$152,631	$2,971	3.91%
Mortgage loans	7,146,260	161,253	4.55	7,312,120	180,233	4.96
Commercial/agricultural loans	1,499,902	31,737	4.27	1,857,687	42,871	4.64
PPP loans	1,158,266	28,588	4.98	384,255	5,288	2.77
Consumer and other loans	125,197	3,775	6.08	157,768	4,956	6.32
Total loans(1)(3)	10,024,113	226,822	4.56	9,864,461	236,319	4.82
Mortgage-backed securities	2,198,712	21,035	1.93	1,320,404	17,319	2.64
Other securities	1,150,193	13,775	2.42	623,036	9,169	2.96
Equity securities	866	—	—	57,175	123	0.43
Interest-bearing deposits with banks	1,086,241	638	0.12	152,581	565	0.74
FHLB stock	14,971	322	4.34	21,571	622	5.80
Total investment securities (3)	4,450,983	35,770	1.62	2,174,767	27,798	2.57
Total interest-earning assets	14,475,096	262,592	3.66	12,039,228	264,117	4.41
Non-interest-earning assets	1,232,196			1,219,440
Total assets	$15,707,292			$13,258,668
Deposits:
Interest-bearing checking accounts	$1,685,973	617	0.07	$1,321,679	843	0.13
Savings accounts	2,555,144	975	0.08	2,074,377	2,753	0.27
Money market accounts	2,265,819	1,443	0.13	1,861,268	4,004	0.43
Certificates of deposit	900,970	3,602	0.81	1,121,270	7,844	1.41
Total interest-bearing deposits	7,407,906	6,637	0.18	6,378,594	15,444	0.49
Non-interest-bearing deposits	5,861,941	—	—	4,434,186	—	—
Total deposits	13,269,847	6,637	0.10	10,812,780	15,444	0.29
Other interest-bearing liabilities:
FHLB advances	122,100	1,589	2.62	280,901	3,048	2.18
Other borrowings	221,682	233	0.21	205,253	354	0.35
Junior subordinated debentures and subordinated notes	247,944	4,412	3.59	148,494	2,728	3.69
Total borrowings	591,726	6,234	2.12	634,648	6,130	1.94
Total funding liabilities	13,861,573	12,871	0.19	11,447,428	21,574	0.38
Other non-interest-bearing liabilities (2)	203,567			200,265
Total liabilities	14,065,140			11,647,693
Shareholders’ equity	1,642,152			1,610,975
Total liabilities and shareholders’ equity	$15,707,292			$13,258,668
Net interest income/rate spread (tax equivalent)		$249,721	3.47%		$242,543	4.03%
Net interest margin (tax equivalent)			3.48%			4.05%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(4,506)			(3,705)
Net interest income and margin		$245,215	3.42%		$238,838	3.99%
Additional Key Financial Ratios:
Return on average assets			1.30%			0.61%
Return on average equity			12.43			5.05
Average equity / average assets			10.45			12.15
Average interest-earning assets / average interest-bearing liabilities			180.95			171.66
Average interest-earning assets / average funding liabilities			104.43			105.17
Non-interest income / average assets			0.60			0.71
Non-interest expense / average assets			2.39			2.79
Efficiency ratio (4)			63.79			64.40
Adjusted efficiency ratio (5)			61.75			60.41
(1)Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due.  Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $2.5 million for the six months ended June 30, 2021 and $2.2 million for the six months ended June 30, 2020. The tax equivalent yield adjustment to interest earned on tax exempt securities was $2.0 million and $1.5 million for the six months ended June 30, 2021 and June 30, 2020, respectively.
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

ADDITIONAL FINANCIAL INFORMATION
(dollars in thousands)
	Quarters Ended
CHANGE IN THE	Jun 30, 2021	March 31, 2021	Jun 30, 2020
ALLOWANCE FOR CREDIT LOSSES - LOANS
Balance, beginning of period	$156,054	$167,279	$130,488
(Recapture)/provision for credit losses – loans	(8,100)	(8,035)	29,524
Recoveries of loans previously charged off:
Commercial real estate	147	24	54
Construction and land	—	100	105
One- to four-family residential	20	113	31
Commercial business	321	979	370
Agricultural business, including secured by farmland	8	—	22
Consumer	97	296	60
	593	1,512	642
Loans charged off:
Commercial real estate	(3)	(3,763)	—
Construction and land	—	—	(100)
Commercial business	(123)	(789)	(3,553)
Agricultural business, including secured by farmland	(2)	—	(62)
Consumer	(410)	(150)	(587)
	(538)	(4,702)	(4,302)
Net recoveries (charge-offs)	55	(3,190)	(3,660)
Balance, end of period	$148,009	$156,054	$156,352
Net recoveries (charge-offs) / Average loans receivable	0.001%	(0.032)%	(0.036)%

The provision for credit losses - loans reflects the amount required to maintain the allowance for credit losses - loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. During the three months ended June 30, 2021, we recorded a recapture of provision for credit losses - loans of $8.1 million, compared to a recapture of provision for credit losses - loans of $8.0 million during the prior quarter and a provision for credit losses - loans of $29.5 million during the quarter a year ago. The recapture of provision for credit losses - loans for the current quarter primarily reflects improvement in the forecasted economic indicators, including the home pricing index, unemployment rate, gross domestic product, and single family median home price growth, and a decrease in adversely classified loans. The improvement in economic indicators was partially offset by an increase in qualitative factors, as the national economic indicators used in the model have improved faster than the economic indicators within the markets served by Banner. The recapture of provision for credit losses - loans for the prior quarter also reflected an improvement in economic indicators as well as a decrease in loan balances, excluding the increase in PPP loans. The provision for credit losses recorded in the second quarter a year ago reflected the deterioration in forecasted economic indicators, including higher forecasted unemployment rates and lower gross domestic product as a result of the COVID-19 pandemic as well as risk rating downgrades on loans that were considered at risk due to the COVID-19 pandemic. Future assessments of the expected credit losses will not only be impacted by changes to the reasonable and supportable forecast, but will also include an updated assessment of qualitative factors, as well as consideration of any required changes in the reasonable and supportable forecast reversion period. No allowance for credit losses-loans was recorded on the $825.1 million balance of PPP loans at June 30, 2021 as these loans are fully guaranteed by the SBA.

Net loan recoveries were $55,000 for the quarter ended June 30, 2021 compared to net loan charge-offs of $3.7 million for the same quarter in the prior year. The allowance for credit losses - loans was $148.0 million at June 30, 2021 compared to $156.1 million at March 31, 2021 and $156.4 million at June 30, 2020. The allowance for credit losses - loans as a percentage of total loans (loans receivable excluding allowance for credit losses) was 1.53% at June 30, 2021 as compared to 1.57% at March 31, 2021 and 1.52% at June 30, 2020. The decrease in the allowance for credit losses - loans as a percentage of loans compared to the prior quarter reflects the recapture of provision for credit losses - loans recorded during the current quarter, primarily as the result of the improvement in the forecasted economic indicators as well as the decrease in adversely classified loans.

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

	Quarters Ended		Six Months Ended
CHANGE IN THE	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
ALLOWANCE FOR CREDIT LOSSES - UNFUNDED LOAN COMMITMENTS
Balance, beginning of period	$12,077	$11,460	$13,297	$2,716
Beginning balance adjustment for adoption of ASC 326	—	—	—	7,022
(Recapture)/provision for credit losses - unfunded loan commitments	(2,168)	(905)	(3,388)	817
Balance, end of period	$9,909	$10,555	$9,909	$10,555

The allowance for credit losses - unfunded loan commitments was $9.9 million at June 30, 2021 compared to $10.6 million at June 30, 2020. The decrease in the allowance for credit losses - unfunded loan commitments reflects the recapture of provision for credit losses - unfunded loan commitments recorded during the quarter and six months ended June 30, 2021. During the quarter ended June 30, 2021, we recorded a recapture of provision for credit losses - unfunded loan commitments of $2.2 million, compared to a $905,000 recapture of provision - unfunded loan commitments during the quarter a year ago. During the six months ended June 30, 2021, we recorded a provision for credit losses - unfunded loan commitments of $3.4 million, compared to a provision for loan losses - unfunded loan commitments of $817,000 during the same period a year earlier. The recapture of provision for credit losses - unfunded loan commitments for the current quarter was primarily the result of an improvement in the forecasted economic indicators.

Non-interest Income. The following table presents the key components of non-interest income for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2021	2020	Change Amount	Change Percent	2021	2020	Change Amount	Change Percent
Deposit fees and other service charges	$9,758	$7,546	$2,212	29.3%	$18,697	$17,349	$1,348	7.8%
Mortgage banking operations	7,478	14,138	(6,660)	(47.1)	18,918	24,329	(5,411)	(22.2)
Bank owned life insurance	1,245	2,317	(1,072)	(46.3)	2,552	3,367	(815)	(24.2)
Miscellaneous	3,720	1,427	2,293	160.7	5,762	4,066	1,696	41.7
	22,201	25,428	(3,227)	(12.7)	45,929	49,111	(3,182)	(6.5)
Net gain on sale of securities	77	93	(16)	(17.2)	562	171	391	228.7
Net change in valuation of financial instruments carried at fair value	58	2,199	(2,141)	(97.4)	117	(2,397)	2,514	(104.9)
Total non-interest income	$22,336	$27,720	$(5,384)	(19.4)	$46,608	$46,885	$(277)	(0.6)

Non-interest income was $22.3 million for the quarter ended June 30, 2021, compared to $27.7 million for the same quarter in the prior year and $46.6 million for the six months ended June 30, 2021, compared to $46.9 million for the same period in the prior year. Our non-interest income for the quarter ended June 30, 2021 included a $58,000 net gain for fair value adjustments and a net gain of $77,000 on sales of securities. For the quarter ended June 30, 2020, fair value adjustments resulted in a net gain of $2.2 million and we had a net gain of $93,000 on sale of securities. Our non-interest income for the six months ended June 30, 2021 included a net gain of $117,000 for fair value adjustments and a $562,000 net gain on sale of securities. During the six months ended June 30, 2020, fair value adjustments resulted in a net loss of $2.4 million and we had a $171,000 net gain on sale of securities. For a more detailed discussion of our fair value adjustments, please refer to Note 8 in the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.

Deposit fees and other service charges increased by $2.2 million, or 29%, for the quarter ended June 30, 2021 and increased $1.3 million, or 8%, for the six months ended June 30, 2021, compared to the same periods a year ago. The increase in deposit fees and other service charges for the quarter and six months ended June 30, 2021 compared to the same periods a year ago is primarily a result of increased transaction deposit account activity. Mortgage banking revenues, including gains on one- to four-family and multifamily loan sales and loan servicing fees, decreased $6.7 million for the quarter ended June 30, 2021 and $5.4 million for the six months ended June 30, 2021, compared to the same periods a year ago. Gains on sales of multifamily loans in the current quarter resulted in income of $1.7 million for the quarter ended June 30, 2021, compared to $87,000 for the same period a year ago and, $3.4 million for the six months ended June 30, 2021, compared to $276,000 for the same period a year ago. Gains on sales of one- to four-family loans in the current quarter resulted in income of $5.6 million for the quarter ended June 30, 2021, compared to $14.3 million in the same period a year ago, and $15.4 million for the six months ended June 30, 2021, compared to $23.9 million for the same period a year ago. The lower mortgage banking revenue reflected both a decrease in the gain on sale margin and lower sales volume on one- to four-family held-for-sale loans reflecting a decrease in refinance activity, partially offset by higher gains on the sale of multifamily held-for-sale loans. Home purchase activity accounted for 66% of one- to four-family mortgage banking loan originations during the quarter ended June 30, 2021, compared to 42% during the quarter ended June 30, 2020. The decrease in bank owned life insurance income for quarter and six months ended June 30, 2021 compared to the same periods a year ago was due to death benefit proceeds received in the second quarter of 2020. The increase in miscellaneous income for the quarter and six months ended June 30, 2021 compared to the same periods a year ago was a result of higher gains related to the disposition of closed branch locations during the current quarter.

Non-interest Expense.  The following table represents key elements of non-interest expense for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2021	2020	Change Amount	Change Percent	2021	2020	Change Amount	Change Percent
Salaries and employee benefits	$61,935	$63,415	$(1,480)	(2.3)%	$126,754	$123,323	$3,431	2.8%
Less capitalized loan origination costs	(8,768)	(11,110)	2,342	(21.1)	(18,464)	(16,916)	(1,548)	9.2
Occupancy and equipment	12,823	12,985	(162)	(1.2)	25,812	26,092	(280)	(1.1)
Information/computer data services	5,602	6,084	(482)	(7.9)	11,805	11,894	(89)	(0.7)
Payment and card processing expenses	4,975	3,851	1,124	29.2	9,301	8,091	1,210	15.0
Professional and legal expenses	4,371	2,163	2,208	102.1	7,699	4,082	3,617	88.6
Advertising and marketing	1,181	652	529	81.1	2,444	2,479	(35)	(1.4)
Deposit insurance expense	1,241	1,705	(464)	(27.2)	2,774	3,340	(566)	(16.9)
State/municipal business and use taxes	1,083	1,104	(21)	(1.9)	2,148	2,088	60	2.9
REO operations	118	4	114	2,850.0	(124)	104	(228)	(219.2)
Amortization of core deposit intangibles	1,711	2,002	(291)	(14.5)	3,422	4,003	(581)	(14.5)
Miscellaneous	6,156	5,199	957	18.4	11,665	11,556	109	0.9
	92,428	88,054	4,374	5.0	185,236	180,136	5,100	2.8
COVID-19 expenses	117	2,152	(2,035)	(94.6)	265	2,391	(2,126)	(88.9)
Merger and acquisition-related expenses	79	336	(257)	(76.5)	650	1,478	(828)	(56.0)
Total non-interest expense	$92,624	$90,542	$2,082	2.3%	$186,151	$184,005	$2,146	1.2%

Non-interest expenses were $92.6 million for the quarter ended June 30, 2021, compared to $90.5 million for the quarter ended June 30, 2020. For the six months ended June 30, 2021, non-interest expense increased by $2.1 million, to $186.2 million, compared to $184.0 million for the same period last year. The current quarter non-interest expense includes decreased capitalized loan origination costs as well as increased professional and legal expenses and miscellaneous non-interest expense, partially offset by decreased salary and employee benefits. In addition, the quarter ended June 30, 2021 included $117,000 of COVID-19 expenses, compared to $2.2 million for the quarter ended June 30, 2020. The increase in non-interest expenses for the six months ended June 30, 2021 reflects increases in professional and legal expenses and salary and employee benefits, partially offset by increased capitalized loan origination costs. The six months ended June 30, 2021 included $265,000 of COVID-19 expenses, compared to $2.4 million for the same period last year.

Salary and employee benefits expenses decreased $1.5 million to $61.9 million for the quarter ended June 30, 2021, compared to $63.4 million for the quarter ended June 30, 2020, primarily reflecting a reduction in staffing. Salary and employee benefits expenses increased to $126.8 million for the six months ended June 30, 2021, compared to $123.3 million for the six months ended June 30, 2020, primarily reflecting $1.3 million of severance expense related to a reduction in staffing as well as a $1.2 million adjustment recorded in the first quarter of 2021 to increase the liability related to deferred compensation plans and normal salary and wage adjustments. Capitalized loan origination costs decreased $2.3 million for the quarter ended June 30, 2021, primarily related to the decline in the origination of PPP loans during the current quarter compared to the same quarter a year ago and increased $1.5 million for the six months ended June 30, 2021, compared to the same periods in the prior year, primarily related to the origination of PPP loans during the first quarter of 2021. Professional and legal expenses increased $2.2 million for the quarter ended June 30, 2021 and $3.6 million for the six months ended June 30, 2021, compared to the same periods in the prior year, primarily due to an increase in consulting expenses as well as the settlement of a litigation matter during the current quarter. Miscellaneous expenses increased $957,000 for the quarter ended June 30, 2021, compared to the same period in the prior year, primarily reflecting increased loan related expenses.

Banner’s efficiency ratio was 61.79% for the current quarter, compared to 61.47% in the year ago quarter. Banner’s adjusted efficiency ratio was 59.77% for the current quarter, compared to 58.58% in the year ago quarter. See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to the efficiency ratio.

Income Taxes. For the quarter ended June 30, 2021, we recognized $13.1 million in income tax expense for an effective tax rate of 19.5%, which reflects our normal statutory tax rate reduced by the effect of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting. Our statutory income tax rate is 23.7%, representing a blend of the statutory federal income tax rate of 21.0% and apportioned effects of the state income tax rates. For the quarter ended June 30, 2020, we recognized $4.6 million in income tax expense for an effective tax rate of 16.3%. For the six months ended June 30, 2021, we recognized $23.9 million in income tax expense for an effective tax rate of 19.1%, compared to $9.2 million in income tax expense for an effective tax rate of 18.5% for the six months ended June 30, 2020. For more discussion on our income taxes, please refer to Note 9 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

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

Non-Performing Assets:  Non-performing assets decreased to $31.5 million, or 0.19% of total assets, at June 30, 2021, from $36.5 million, or 0.24% of total assets, at December 31, 2020, and decreased compared to $39.9 million, or 0.28% of total assets, at June 30, 2020. Our allowance for credit losses - loans was $148.0 million, or 481% of non-performing loans at June 30, 2021 and our allowance for credit losses was $167.3 million, or 470% of non-performing loans at December 31, 2020 and $156.4 million, or 418% of non-performing loans at June 30, 2020.  In addition to the allowance for credit losses - loans, the Company maintains an allowance for credit losses - unfunded loan commitments which was $9.9 million at June 30, 2021, compared to $13.3 million at December 31, 2020 and $10.6 million at June 30, 2020. We believe our level of non-performing loans and assets continues to be manageable at June 30, 2021. The primary components of the $31.5 million in non-performing assets were $28.6 million in nonaccrual loans, $2.1 million in loans more than 90 days delinquent and still accruing interest, and $780,000 in REO and other repossessed assets.

Loans are reported as TDRs when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  If any TDR loan becomes delinquent or other matters call into question the borrower’s ability to repay full interest and principal in accordance with the restructured terms, the TDR loan would be reclassified as nonaccrual.  At June 30, 2021, we had $5.5 million of restructured loans performing under their restructured repayment terms.

The following table sets forth information with respect to our non-performing assets and restructured loans at the dates indicated (dollars in thousands):

	June 30, 2021	December 31, 2020	June 30, 2020
Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$17,427	$18,199	$10,845
Construction and land	541	936	732
One- to four-family	4,007	3,556	2,942
Commercial business	3,673	5,407	18,486
Agricultural business, including secured by farmland	1,200	1,743	433
Consumer	1,799	2,719	2,412
	28,647	32,560	35,850
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	911	—	—
One- to four-family	579	1,899	472
Commercial business	495	1,025	1
Agricultural business, including secured by farmland	—	—	1,061
Consumer	131	130	36
	2,116	3,054	1,570
Total non-performing loans	30,763	35,614	37,420
REO, net (2)	763	816	2,400
Other repossessed assets held for sale	17	51	47
Total non-performing assets	$31,543	$36,481	$39,867

Total non-performing loans to loans before allowance for credit losses	0.32%	0.36%	0.36%
Total non-performing loans to total assets	0.19%	0.24%	0.26%
Total non-performing assets to total assets	0.19%	0.24%	0.28%
Total nonaccrual loans to loans before allowance for credit losses	0.30%	0.33%	0.35%
Restructured loans performing under their restructured terms (3)	$5,472	$6,673	$6,391

Loans 30-89 days past due and on accrual	$5,656	$12,291	$20,807

(1)Includes $1.2 million of nonaccrual TDR loans at June 30, 2021. For the six months ended June 30, 2021, interest income was reduced by $661,000 as a result of nonaccrual loan activity, which includes the reversal of $91,000 of accrued interest as of the date the loan was placed on nonaccrual. There was no interest income recognized on nonaccrual loans for the six months ended June 30, 2021.
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

In addition to the non-performing loans as of June 30, 2021, we had other classified loans with an aggregate outstanding balance of $242.2 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

The following table presents the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade at the dates indicated (in thousands):

	June 30, 2021	December 31, 2020	June 30, 2020

Pass	$9,315,264	$9,494,147	$9,869,917
Special Mention	66,103	36,598	54,291
Substandard	272,814	340,237	359,791
Total	$9,654,181	$9,870,982	$10,283,999

The decrease in substandard loans during the six months ended June 30, 2021 primarily reflects the payoff of substandard loans as well as risk rating upgrades as certain industries impacted by the COVID-19 pandemic have begun to stabilize.

REO: REO was $763,000 at June 30, 2021 compared to $816,000 at December 31, 2020. The following table shows REO activity for the three and six months ended June 30, 2021 and June 30, 2020 (in thousands):

	Three Months Ended		Six months ended
	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Balance, beginning of period	$340	$2,402	$816	$814
Additions from loan foreclosures	423	—	423	1,588
Proceeds from dispositions of REO	—	(98)	(783)	(98)
Gain on sale of REO	—	96	307	96
Balance, end of period	$763	$2,400	$763	$2,400

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

Our primary investing activity is the origination of loans and, in certain periods, the purchase of securities or loans.  During the six months ended June 30, 2021 and June 30, 2020, our loan originations, including originations of loans held for sale, exceeded our loan repayments by $294.5 million and $1.65 billion, respectively. There were $33,000 of loan purchases during the six months ended June 30, 2021 and $16,000 of loan purchases during the six months ended June 30, 2020. This activity was funded primarily by increased core deposits and the sale of loans in 2021. During the six months ended June 30, 2021 and June 30, 2020, we received proceeds of $722.6 million and $649.1 million, respectively, from the sale of loans. Securities purchased during the six months ended June 30, 2021 and June 30, 2020 totaled $1.93 billion and $564.2 million, respectively, and securities repayments, maturities and sales in those periods were $895.2 million and $247.9 million, respectively.

Our primary financing activity is gathering deposits. Total deposits increased by $1.07 billion during the first six months of 2021, as core deposits increased by $1.11 billion, partially offset by a $42.3 million decrease in certificates of deposits. The increase in total deposits during the first six months of 2021 was due primarily to PPP loan funds deposited into client accounts, fiscal stimulus payments, and an increase in average deposit account balances due to client’s maintaining a higher level of liquidity during the COVID-19 pandemic. Certificates of deposit are generally more vulnerable to competition and more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At June 30, 2021, certificates of deposit totaled $873.0 million, or 6% of our total deposits, including $657.8 million which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our certificates of deposit as they mature.

FHLB advances decreased $50.0 million to $100.0 million during the first six months of 2021. Other borrowings increased $53.0 million to $237.7 million at June 30, 2021 from $184.8 million at December 31, 2020.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the six months ended June 30, 2021 and 2020, we used our sources of funds primarily to fund loan commitments and purchase securities. At June 30, 2021, we had outstanding loan commitments totaling $3.68 billion, primarily relating to undisbursed loans in process and unused credit lines. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings.  We maintain credit facilities with the FHLB-Des Moines, which provided for advances that in the aggregate would equal the lesser of 45% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock).  At June 30, 2021, under these credit facilities based on pledged collateral, Banner Bank had $2.35 billion of available credit capacity. Advances under these credit facilities totaled $100.0 million at June 30, 2021. In addition, Banner Bank has been approved for participation in the Borrower-In-Custody (BIC) program by the Federal Reserve Bank of San Francisco (FRBSF).  Under this program, based on pledged collateral, Banner Bank had available lines of credit of approximately $742.8 million as of June 30, 2021.  We had no funds borrowed from the FRBSF at June 30, 2021 or December 31, 2020.  Additionally, the Federal Reserve recently established the Paycheck Protection Program Liquidity Facility (PPPLF) to bolster the effectiveness of the PPP. As of June 30, 2021, Banner Bank was approved to utilize the PPPLF. Banner Bank may utilize the PPPLF pursuant to which it will pledge PPP loans at face value as collateral to obtain FRB non-recourse advances. There were no borrowings outstanding under this program at June 30, 2021 or December 31, 2020.
Banner Corporation is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner Corporation’s primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At June 30, 2021, the Company on an unconsolidated basis had liquid assets of $105.2 million. On June 30, 2020, Banner issued and sold in an underwritten offer of subordinated notes, resulting in net proceeds, after underwriting discounts and offering expenses, of $98.1 million.  The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.

As noted below, Banner Corporation and its subsidiary bank continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the six months ended June 30, 2021, total shareholders’ equity increased $2.9 million, to $1.67 billion.  At June 30, 2021, tangible common shareholders’ equity, which excludes goodwill and other intangible assets, was $1.28 billion, or 8.09% of tangible assets.  See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to tangible common shareholders’ equity.  Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Bank to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets.  In addition to the minimum capital ratios, both Banner Corporation and the Bank are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital of more than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At June 30, 2021, Banner Corporation and the Bank each exceeded all regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 15 of the Notes to the Consolidated Financial Statements included in the 2020 Form 10-K for additional information regarding regulatory capital requirements for Banner Corporation and the Bank.)

The actual regulatory capital ratios calculated for Banner Corporation and Banner Bank as of June 30, 2021, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as “Adequately Capitalized”		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Amount
Banner Corporation—consolidated
Total capital to risk-weighted assets	$1,618,512	14.62%	$885,723	8.00%	$1,107,154	10.00%
Tier 1 capital to risk-weighted assets	1,385,143	12.51	664,292	6.00	664,292	6.00
Tier 1 leverage capital to average assets	1,385,143	8.86	625,458	4.00	n/a	n/a
Common equity tier 1 capital	1,241,643	11.21	498,219	4.50	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	1,505,250	13.60	885,354	8.00	1,106,693	10.00
Tier 1 capital to risk-weighted assets	1,371,881	12.40	664,016	6.00	885,354	8.00
Tier 1 leverage capital to average assets	1,371,881	8.78	625,305	4.00	781,632	5.00
Common equity tier 1 capital	1,371,881	12.40	498,012	4.50	719,350	6.50

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

The following table sets forth, as of June 30, 2021, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$59,666	12.4%	$147,098	15.4%	$(286,027)	(12.1)%
+300	54,259	11.3	133,437	14.0	(194,093)	(8.2)
+200	41,751	8.7	103,459	10.8	(90,343)	(3.8)
+100	23,256	4.8	58,481	6.1	472	—
0	—	—	—	—	—	—
-25	(4,443)	(0.9)	(12,357)	(1.3)	(27,345)	(1.2)

(1)    Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.  The targeted Federal Funds Rate was between 0.00% and 0.25% at June 30, 2021.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2021 (dollars in thousands).  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At June 30, 2021, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $4.92 billion, representing a one-year cumulative gap to total assets ratio of 30.42%.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of June 30, 2021 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$810,510	$67,471	$103,976	$23,244	$10,238	$573	$1,016,012
Fixed-rate mortgage loans	381,505	265,277	789,352	428,856	363,829	14,494	2,243,313
Adjustable-rate mortgage loans	1,164,493	378,068	1,064,638	767,599	162,015	286	3,537,099
Fixed-rate mortgage-backed securities	132,251	131,927	483,975	401,891	769,921	408,323	2,328,288
Adjustable-rate mortgage-backed securities	279,138	20,797	25,839	4,584	7,291	—	337,649
Fixed-rate commercial/agricultural loans	209,362	449,099	418,184	305,591	113,987	39,838	1,536,061
Adjustable-rate commercial/agricultural loans	690,138	22,507	79,015	34,000	9,780	—	835,440
Consumer and other loans	440,645	25,094	45,215	15,574	15,899	31,606	574,033
Investment securities and interest-earning deposits	1,652,897	20,259	75,155	153,169	354,262	195,747	2,451,489
Total rate sensitive assets	5,760,939	1,380,499	3,085,349	2,134,508	1,807,222	690,867	14,859,384
Interest-bearing liabilities: (2)
Regular savings	258,944	167,287	556,759	413,452	630,416	619,443	2,646,301
Interest checking accounts	175,345	70,249	245,767	201,223	367,739	676,374	1,736,697
Money market deposit accounts	264,932	138,846	463,682	347,936	540,388	534,815	2,290,599
Certificates of deposit	393,580	264,190	193,367	20,354	1,563	2	873,056
FHLB advances	50,000	50,000	—	—	—	—	100,000
Subordinated notes	—	—	—	100,000	—	—	100,000
Junior subordinated debentures	147,944	—	—	—	—	—	147,944
Retail repurchase agreements	237,736	—	—	—	—	—	237,736
Total rate sensitive liabilities	1,528,481	690,572	1,459,575	1,082,965	1,540,106	1,830,634	8,132,333
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$4,232,458	$689,927	$1,625,774	$1,051,543	$267,116	$(1,139,767)	$6,727,051
Cumulative excess of interest-sensitive assets	$4,232,458	$4,922,385	$6,548,159	$7,599,702	$7,866,818	$6,727,051	$6,727,051
Cumulative ratio of interest-earning assets to interest-bearing liabilities	376.91%	321.82%	278.01%	259.60%	224.84%	182.72%	182.72%
Interest sensitivity gap to total assets	26.16	4.26	10.05	6.50	1.65	(7.04)	41.57
Ratio of cumulative gap to total assets	26.16	30.42	40.47	46.96	48.62	41.57	41.57

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
(2)Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(675.6) million, or (4.18)% of total assets at June 30, 2021.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020” of this report on Form 10-Q.

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

(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls Over Financial Reporting:  In the quarter ended June 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2021:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
April 1, 2021 - April 30, 2021	10,246	$53.42	—	1,257,781
May 1, 2021 - May 31, 2021	180,000	58.01	180,000	1,077,781
June 1, 2021 - June 30, 2021	70,055	58.76	70,000	1,007,781
Total for quarter	260,301	53.25	250,000	1,007,781

Employees surrendered 10,301 shares to satisfy tax withholding obligations upon the vesting of restricted stock grants during the three months ended June 30, 2021.

On December 21, 2020, the Company announced that its Board of Directors had renewed its authorization to repurchase up to 5% of the Company’s common stock, or 1,757,781 of the Company’s outstanding shares. Under the authorization, shares may be repurchased by the Company in open market purchases. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the quarter ended June 30, 2021, the Company repurchased 250,000 shares under the repurchase authorization, leaving 1,007,781 available for future repurchase.

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

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit	Index of Exhibits
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

August 5, 2021	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

August 5, 2021	/s/ Peter J. Conner
Peter J. Conner
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)