Form 10-Q
period 2021-09-30
BANNER CORP
filed 2021-11-04
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).				Yes	☐	No	[x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:				As of October 31, 2021
Common Stock, $.01 par value per share				34,252,367 shares

BANNER CORPORATION AND SUBSIDIARIES

Special Note Regarding Forward-Looking Statements

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, liquidity, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements. The novel coronavirus (COVID-19) pandemic, is adversely affecting us, our clients, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. Deterioration in general business and economic conditions, including increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways. Other factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses and provisions for credit losses; the ability to manage loan delinquency rates; competitive pressures among financial services companies; changes in consumer spending or borrowing and spending habits; interest rate movements generally and the relative differences between short and long-term interest rates, loan and deposit interest rates, net interest margin and funding sources; uncertainty regarding the future of the London Interbank Offered Rate (LIBOR), and the potential transition away from LIBOR toward new interest rate benchmarks; the impact of repricing and competitors’ pricing initiatives on loan and deposit products; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values; the ability to adapt successfully to technological changes to meet clients’ needs and developments in the marketplace; the ability to access cost-effective funding; the ability to control operating costs and expenses, including the costs associated with our “Banner Forward” initiative; the use of estimates in determining fair value of certain assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect employees, and potential associated charges; disruptions, security breaches or other adverse events, failures or interruptions in, or attacks on, information technology systems or on the third-party vendors who perform critical processing functions; changes in financial markets; changes in economic conditions in general and in Washington, Idaho, Oregon and California in particular; secondary market conditions for loans and the ability to sell loans in the secondary market; the costs, effects and outcomes of litigation; legislation or regulatory changes or reforms, including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, results of safety and soundness and compliance examinations by the Board of Governors of the Federal Reserve System (the Federal Reserve), the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks, (the Washington DFI) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require restitution or institute an informal or formal enforcement action which could require an increase in reserves for loan losses, write-downs of assets or changes in regulatory capital position, or affect the ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions, any of which could adversely affect liquidity and earnings; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations; changes in accounting principles, policies or guidelines, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory and technological factors affecting operations, pricing, products and services; including the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the CARES Act) and the Consolidated Appropriations Act, 2021 the (CAA); future acquisitions by Banner of other depository institutions or lines of business; and future goodwill impairment due to changes in Banner’s business, changes in market conditions, including as a result of the COVID-19 pandemic, including recent vaccination efforts, or other factors; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (SEC), including this report on Form 10-Q.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us. Further, many of these risks and uncertainties are currently amplified by and may continue to be amplified by or may, in the future, be amplified by, the COVID-19 pandemic.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.  All references to “Banner” refer to Banner Corporation and those to “the Bank” refer to its wholly-owned subsidiary, Banner Bank.

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
September 30, 2021 and December 31, 2020

ASSETS	September 30, 2021	December 31, 2020
Cash and due from banks	$392,035	$311,899
Interest bearing deposits	1,808,547	922,284
Total cash and cash equivalents	2,200,582	1,234,183
Securities—trading	26,875	24,980
Securities—available-for-sale, amortized cost $3,443,516 and $2,256,189, respectively	3,446,575	2,322,593
Securities—held-to-maturity, net of allowance for credit losses of $104 and $94, respectively, fair value $466,002 and $448,681, respectively	447,708	421,713
Total securities	3,921,158	2,769,286
Federal Home Loan Bank (FHLB) stock	12,000	16,358
Securities purchased under agreements to resell	300,000	—
Loans held for sale (includes $41,480 and $133,554, at fair value, respectively)	63,678	243,795
Loans receivable	9,218,384	9,870,982
Allowance for credit losses – loans	(139,915)	(167,279)
Net loans receivable	9,078,469	9,703,703
Accrued interest receivable	43,644	46,617
Real estate owned (REO), held for sale, net	852	816
Property and equipment, net	151,503	164,556
Goodwill	373,121	373,121
Other intangibles, net	16,429	21,426
Bank-owned life insurance (BOLI)	192,950	191,830
Deferred tax assets, net	70,130	65,742
Operating lease right-of-use assets	58,523	55,367
Other assets	154,840	144,823
Total assets	$16,637,879	$15,031,623
LIABILITIES
Deposits:
Non-interest-bearing	$6,400,864	$5,492,924
Interest-bearing transaction and savings accounts	6,912,759	6,159,052
Interest-bearing certificates	851,054	915,320
Total deposits	14,164,677	12,567,296
Advances from FHLB	50,000	150,000
Other borrowings	247,358	184,785
Subordinated notes, net	98,472	98,201
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	124,853	116,974
Operating lease liabilities	62,946	59,343
Accrued expenses and other liabilities	175,960	143,300
Deferred compensation	46,494	45,460
Total liabilities	14,970,760	13,365,359
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 34,251,991 shares issued and outstanding at September 30, 2021; 35,159,200 shares issued and outstanding at December 31, 2020	1,297,145	1,349,879
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2021; no shares issued and outstanding at December 31, 2020	—	—
Retained earnings	355,035	247,316
Carrying value of shares held in trust for stock-based compensation plans	(7,421)	(7,636)
Liability for common stock issued to stock related compensation plans	7,421	7,636
Accumulated other comprehensive income	14,939	69,069
Total shareholders’ equity	1,667,119	1,666,264
Total liabilities and shareholders’ equity	$16,637,879	$15,031,623
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except shares and per share amounts)
For the Three and Nine Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
INTEREST INCOME:
Loans receivable	$116,487	$116,716	$340,802	$350,815
Mortgage-backed securities	11,695	7,234	32,503	24,354
Securities and cash equivalents	7,686	5,631	20,649	14,824
Total interest income	135,868	129,581	393,954	389,993
INTEREST EXPENSE:
Deposits	2,749	5,179	9,386	20,623
FHLB advances	655	988	2,244	4,036
Other borrowings	125	128	358	482
Subordinated debt	2,193	2,260	6,605	4,988
Total interest expense	5,722	8,555	18,593	30,129
Net interest income	130,146	121,026	375,361	359,864
(RECAPTURE)/PROVISION FOR CREDIT LOSSES	(8,638)	15,180	(28,145)	67,273
Net interest income after (recapture)/provision for credit losses	138,784	105,846	403,506	292,591
NON-INTEREST INCOME:
Deposit fees and other service charges	10,457	8,742	29,154	26,091
Mortgage banking operations	9,752	16,562	28,670	40,891
Bank-owned life insurance (BOLI)	1,245	1,286	3,797	4,653
Miscellaneous	2,046	951	7,808	5,017
	23,500	27,541	69,429	76,652
Net gain on sale of securities	56	644	618	815
Net change in valuation of financial instruments carried at fair value	1,778	37	1,895	(2,360)
Total non-interest income	25,334	28,222	71,942	75,107
NON-INTEREST EXPENSE:
Salary and employee benefits	59,799	61,171	186,553	184,494
Less capitalized loan origination costs	(8,290)	(8,517)	(26,754)	(25,433)
Occupancy and equipment	13,153	13,022	38,965	39,114
Information/computer data services	6,110	6,090	17,915	17,984
Payment and card processing expenses	6,181	4,044	15,482	12,135
Professional and legal expenses	12,324	2,368	20,023	6,450
Advertising and marketing	1,521	1,105	3,965	3,584
Deposit insurance expense	1,469	1,628	4,243	4,968
State/municipal business and use taxes	1,219	1,196	3,367	3,284
REO operations, net	53	(11)	(71)	93
Amortization of core deposit intangibles	1,575	1,864	4,997	5,867
Miscellaneous	6,977	5,285	18,642	16,841
	102,091	89,245	287,327	269,381
COVID-19 expenses	44	778	309	3,169
Merger and acquisition - related expenses	10	5	660	1,483
Total non-interest expense	102,145	90,028	288,296	274,033
Income before provision for income taxes	61,973	44,040	187,152	93,665
PROVISION FOR INCOME TAXES	12,089	7,492	36,031	16,694
NET INCOME	$49,884	$36,548	$151,121	$76,971
Earnings per common share:
Basic	$1.45	$1.04	$4.35	$2.18
Diluted	$1.44	$1.03	$4.32	$2.17
Cumulative dividends declared per common share	$0.41	$0.41	$1.23	$0.82
Weighted average number of common shares outstanding:
Basic	34,446,510	35,193,109	34,716,914	35,285,567
Diluted	34,669,492	35,316,679	35,012,228	35,524,771
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three and Nine Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NET INCOME	$49,884	$36,548	$151,121	$76,971
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES:
Unrealized holding (loss) gain on available-for-sale securities arising during the period	(23,223)	(3,090)	(62,711)	47,000
Income tax benefit (expense) related to available-for-sale securities unrealized holding (loss) gain	5,574	742	15,051	(11,280)
Reclassification for net gain on available-for-sale securities realized in earnings	(118)	(125)	(634)	(296)
Income tax expense related to available-for-sale securities realized in earnings	28	30	152	71
Changes in fair value of junior subordinated debentures related to instrument specific credit risk	(7,333)	(208)	(7,879)	9,483
Income tax benefit (expense) related to junior subordinated debentures	1,760	50	1,891	(2,276)
Other comprehensive (loss) income	(23,312)	(2,601)	(54,130)	42,702
COMPREHENSIVE INCOME	$26,572	$33,947	$96,991	$119,673

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands, except shares)
For the Nine Months Ended September 30, 2021 and the Year Ended December 31, 2020

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2020	35,751,576	$1,373,940	$186,838	$33,256	$1,594,034

New credit standard (Accounting Standards Codification (ASC) 326) - impact in year of adoption			(11,215)		(11,215)
Net income			16,882		16,882
Other comprehensive income, net of income tax				46,823	46,823
Accrual of dividends on common stock ($0.41/share)			(14,583)		(14,583)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(24,337)	1,534			1,534
Repurchase of common stock	(624,780)	(31,775)			(31,775)

Balance, March 31, 2020	35,102,459	$1,343,699	$177,922	$80,079	$1,601,700

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity
	Shares	Amount
Balance, April 1, 2020	35,102,459	$1,343,699	$177,922	$80,079	$1,601,700

Net income			23,541		23,541
Other comprehensive loss, net of income tax				(1,520)	(1,520)
Adjustment to previously accrued dividends			(15)		(15)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	55,440	1,397			1,397

Balance, June 30, 2020	35,157,899	$1,345,096	$201,448	$78,559	$1,625,103

Continued on next page

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity
	Shares	Amounts
Balance, July 1, 2020	35,157,899	$1,345,096	$201,448	$78,559	$1,625,103

Net income			36,548		36,548
Other comprehensive loss, net of income tax				(2,601)	(2,601)
Accrual of dividends on common stock ($0.41/share)			(15,037)		(15,037)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	669	2,516			2,516

Balance, September 30, 2020	35,158,568	$1,347,612	$222,959	$75,958	$1,646,529

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity
	Shares	Amounts
Balance, October 1, 2020	35,158,568	$1,347,612	$222,959	$75,958	$1,646,529

Net income			38,957		38,957
Other comprehensive loss, net of income tax				(6,889)	(6,889)
Accrual of dividends on common stock ($0.41/share)			(14,600)		(14,600)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	632	2,267			2,267

Balance, December 31, 2020	35,159,200	$1,349,879	$247,316	$69,069	$1,666,264

Continued on next page

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2021	35,159,200	$1,349,879	$247,316	$69,069	$1,666,264

Net income			46,855		46,855
Other comprehensive loss, net of income tax				(56,103)	(56,103)
Accrual of dividends on common stock ($0.41/share)			(14,589)		(14,589)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	76,143	1,714			1,714
Repurchase of common stock	(500,000)	(25,324)			(25,324)

Balance, March 31, 2021	34,735,343	$1,326,269	$279,582	$12,966	$1,618,817

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity
	Shares	Amount
Balance, April 1, 2021	34,735,343	$1,326,269	$279,582	$12,966	$1,618,817

Net income			54,382		54,382
Other comprehensive income, net of income tax				25,285	25,285
Accrual of dividends on common stock ($0.41/share)			(14,459)		(14,459)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	65,545	(259)			(259)
Repurchase of common stock	(250,000)	(14,555)			(14,555)

Balance, June 30, 2021	34,550,888	$1,311,455	$319,505	$38,251	$1,669,211

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity
	Shares	Amount
Balance, July 1, 2021	34,550,888	$1,311,455	$319,505	$38,251	$1,669,211

Net income			49,884		49,884
Other comprehensive loss, net of income tax				(23,312)	(23,312)
Accrual of dividends on common stock ($0.41/share)			(14,354)		(14,354)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	1,103	2,339			2,339
Repurchase of common stock	(300,000)	(16,649)			(16,649)

Balance, September 30, 2021	34,251,991	$1,297,145	$355,035	$14,939	$1,667,119

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$151,121	$76,971
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	13,071	13,677
Deferred income/expense and capitalized servicing rights, net of amortization	(34,389)	(8,503)
Amortization of core deposit intangibles	4,997	5,867
Gain on sale of securities, net	(618)	(815)
Net change in valuation of financial instruments carried at fair value	(1,895)	2,360
Reinvested dividends – equity securities	—	(255)
Increase in deferred taxes	(4,388)	(1,279)
Increase in current taxes payable	499	1,426
Stock-based compensation	7,012	6,893
Net change in cash surrender value of BOLI	(3,482)	(3,721)
Gain on sale of loans, excluding capitalized servicing rights	(22,623)	(34,951)
(Gain) loss on disposal of real estate held for sale and property and equipment, net	(1,452)	496
(Recapture) provision for credit losses	(28,145)	67,273
Provision for losses on real estate held for sale	—	18
Origination of loans held for sale	(912,467)	(1,032,523)
Proceeds from sales of loans held for sale	1,115,207	1,091,984
Net change in:
Other assets	23,630	(51,796)
Other liabilities	23,645	5,040
Net cash provided from operating activities	329,723	138,162
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(2,390,756)	(608,192)
Principal repayments and maturities of securities—available-for-sale	1,136,965	311,781
Proceeds from sales of securities—available-for-sale	59,591	128,939
Purchases of securities—held-to-maturity	(52,440)	(215,780)
Principal repayments and maturities of securities—held-to-maturity	23,842	20,691
Purchases of equity securities	(4,750)	(1,060,000)
Proceeds from sales of equity securities	4,796	610,519
Loan repayments (originations), net	660,016	(855,936)
Purchases of loans and participating interest in loans	(4,258)	(18)
Proceeds from sales of other loans	38,386	8,454
Purchases of property and equipment	(6,355)	(9,936)
Proceeds from sale of real estate held for sale and sale of other property	8,299	2,869
Proceeds from FHLB stock repurchase program	4,358	52,164
Purchase of FHLB stock	—	(40,185)
Purchase of securities purchased under agreements to resell	(300,000)	—
Other	2,343	3,913
Net cash used in investing activities	(819,963)	(1,650,717)
FINANCING ACTIVITIES:
Increase in deposits, net	1,597,381	2,166,700
Repayment of long term FHLB advances	(100,000)	—
Repayment of overnight and short term FHLB advances, net	—	(300,000)
Increase in other borrowings, net	62,572	58,508
Net proceeds from issuance of subordinated notes	—	98,027
Cash dividends paid	(43,568)	(79,655)
Taxes paid related to net share settlement of equity awards	(3,218)	(1,447)
Cash paid for the repurchase of common stock	(56,528)	(31,775)
Net cash provided from financing activities	1,456,639	1,910,358
NET CHANGE IN CASH AND CASH EQUIVALENTS	966,399	397,803
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,234,183	307,735
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,200,582	$705,538
Continued on next page

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$17,927	$31,817
Tax paid (refunds received)	20,081	(27,515)
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Transfer of loans to real estate owned and other repossessed assets	512	1,588
Dividends accrued but not paid until after period end	1,191	1,179

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2021 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and note disclosures have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. Certain reclassifications have been made to the 2020 Consolidated Financial Statements and/or schedules to conform to the 2021 presentation. Prior to the first quarter of 2021, the (recapture) provision for credit losses - unfunded loan commitment was recorded as non-interest expense. Beginning in the first quarter of 2021 the (recapture) provision for credit losses - unfunded loan commitment is recorded as a component of the provision for credit losses. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are significant to an understanding of Banner’s financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for credit losses, (iii) the valuation of financial assets and liabilities recorded at fair value (iv) the valuation of intangibles, such as goodwill, core deposit intangibles (CDI) and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation of assets acquired and liabilities assumed in business combinations and subsequent recognition of related income and expense, and (vii) the valuation or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC (2020 Form 10-K).  There have been no significant changes in our application of these accounting policies during the first nine months of 2021.

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

Note 3:  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at September 30, 2021 and December 31, 2020 are summarized as follows (in thousands):

	September 30, 2021
	Amortized Cost	Fair Value
Trading:
Corporate bonds	$27,203	$26,875
	$27,203	$26,875

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$180,585	$1,067	$(600)	$—	$181,052
Municipal bonds	296,784	14,395	(788)	—	310,391
Corporate bonds	160,404	3,903	(63)	—	164,244
Mortgage-backed or related securities	2,599,229	25,918	(40,883)	—	2,584,264
Asset-backed securities	206,514	110	—	—	206,624
	$3,443,516	$45,393	$(42,334)	$—	$3,446,575

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$317	$6	$—	$323	$—
Municipal bonds	391,583	18,716	(2,188)	408,111	(63)
Corporate bonds	3,124	—	(2)	3,122	(41)
Mortgage-backed or related securities	52,788	1,668	(10)	54,446	—
	$447,812	$20,390	$(2,200)	$466,002	$(104)

	December 31, 2020
	Amortized Cost	Fair Value
Trading:
Corporate bonds	$27,203	$24,980
	$27,203	$24,980

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$141,668	$1,002	$(935)	$—	$141,735
Municipal bonds	283,997	19,523	(2)	—	303,518
Corporate bonds	219,086	2,762	(79)	—	221,769
Mortgage-backed or related securities	1,602,033	45,179	(1,060)	—	1,646,152
Asset-backed securities	9,405	77	(63)	—	9,419
	$2,256,189	$68,543	$(2,139)	$—	$2,322,593

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$340	$7	$—	$347	$—
Municipal bonds	370,998	24,130	(94)	395,034	(59)
Corporate bonds	3,222	—	(12)	3,210	(35)
Mortgage-backed or related securities	47,247	2,843	—	50,090	—
	$421,807	$26,980	$(106)	$448,681	$(94)

Accrued interest receivable on held-to-maturity debt securities was $2.7 million and $3.0 million as of September 30, 2021 and December 31, 2020, respectively, and was $9.3 million and $6.9 million on available-for-sale debt securities as of September 30, 2021 and December 31, 2020, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Statements of Financial Condition and is excluded from the calculation of the allowance for credit losses.

At September 30, 2021 and December 31, 2020, the gross unrealized losses and the fair value for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	September 30, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$40,115	$(39)	$33,447	$(561)	$73,562	$(600)
Municipal bonds	60,522	(788)	—	—	60,522	(788)
Corporate bonds	7,937	(63)	—	—	7,937	(63)
Mortgage-backed or related securities	1,503,114	(39,701)	54,570	(1,182)	1,557,684	(40,883)
	$1,611,688	$(40,591)	$88,017	$(1,743)	$1,699,705	$(42,334)

	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$3,126	$(8)	$50,603	$(927)	$53,729	$(935)
Municipal bonds	495	(2)	—	—	495	(2)
Corporate bonds	3,586	(79)	—	—	3,586	(79)
Mortgage-backed or related securities	181,871	(1,046)	2,337	(14)	184,208	(1,060)
Asset-backed securities	—	—	5,676	(63)	5,676	(63)
	$189,078	$(1,135)	$58,616	$(1,004)	$247,694	$(2,139)

At September 30, 2021, there were 84 securities—available-for-sale with unrealized losses, compared to 54 at December 31, 2020.  Management does not believe that any individual unrealized loss as of September 30, 2021 or December 31, 2020 resulted from credit loss.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

There were no sales of securities—trading during the nine months ended September 30, 2021 or 2020. There were no securities—trading in a nonaccrual status at September 30, 2021 or December 31, 2020.  Net unrealized holding gains of $1.9 million were recognized during the nine months ended September 30, 2021 compared to $2.4 million of net unrealized holding losses recognized during the nine months ended September 30, 2020.

The following table presents gross gains and losses on sales of securities available-for-sale (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Available-for-Sale:
Gross Gains	$140	$557	$766	$729
Gross Losses	(22)	(432)	(132)	(433)
Balance, end of the period	$118	$125	$634	$296

There were no securities—available-for-sale in a nonaccrual status at September 30, 2021 or December 31, 2020.

During the nine months ended September 30, 2021, we sold one held-to-maturity security with a resulting net gain of $3,000 and had partial calls of securities that resulted in a net loss of $65,000. There were no sales of securities—held-to-maturity during the nine months ended September 30, 2020. There were no securities—held-to-maturity in a nonaccrual status or 30 days or more past due at September 30, 2021 or December 31, 2020.

During the nine months ended September 30, 2021, we sold a $4.8 million equity security with a resulting net gain of $46,000. There were no sales of equity securities during the nine months ended September 30, 2020. During the nine months ended September 30, 2020, the Company sold Visa Class B stock with a net gain of $519,000. The stock was previously carried at a zero-cost basis due to transfer restrictions and uncertainty of litigation.

The amortized cost and estimated fair value of securities at September 30, 2021, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	September 30, 2021
	Trading		Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing in one year or less	$—	$—	$59,150	$59,360	$5,444	$5,471
Maturing after one year through five years	—	—	173,666	181,152	59,705	62,039
Maturing after five years through ten years	—	—	845,638	847,708	21,961	23,312
Maturing after ten years through twenty years	27,203	26,875	502,832	514,271	164,303	168,315
Maturing after twenty years	—	—	1,862,230	1,844,084	196,399	206,865
	$27,203	$26,875	$3,443,516	$3,446,575	$447,812	$466,002

The following table presents, as of September 30, 2021, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	September 30, 2021
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$202,085	$201,456	$213,687
Interest rate swap counterparties	27,275	26,642	27,402
Repurchase agreements	278,087	285,068	278,087
Other	2,549	2,549	2,597
Total pledged securities	$509,996	$515,715	$521,773

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit rating. Credit ratings are reviewed and updated quarterly. The Company’s non-rated held-to-maturity debt securities are primarily United States government sponsored enterprise debentures carrying minimal to no credit risk. The balance is local municipal debt from within the Company’s geographic footprint and is monitored through quarterly or annual financial review. This municipal debt is predominately essential service or unlimited general obligation backed debt. The following table summarizes the amortized cost of held-to-maturity debt securities by credit rating at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$375,865	$500	$—	$376,365
Not Rated	317	15,718	2,624	52,788	71,447
	$317	$391,583	$3,124	$52,788	$447,812

	December 31, 2020
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$349,123	$500	$—	$349,623
Not Rated	340	21,875	2,722	47,247	72,184
	$340	$370,998	$3,222	$47,247	$421,807

The following table presents the activity in the allowance for credit losses for held-to-maturity debt securities by major type for the three and nine months ended September 30, 2021 and September 30, 2020 (in thousands):

	For the Three Months Ended September 30, 2021
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses – securities
Beginning Balance	$—	$64	$46	$—	$110
Recapture of provision for credit losses	—	(1)	(5)	—	(6)
Ending Balance	$—	$63	$41	$—	$104

	For the Nine Months Ended September 30, 2021
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses – securities
Beginning Balance	$—	$59	$35	$—	$94
Provision for credit losses	—	4	6	—	10
Ending Balance	$—	$63	$41	$—	$104

	For the Three Months Ended September 30, 2020
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses – securities
Beginning Balance	$—	$61	$41	$—	$102
Impact of adopting ASC 326	—	—	—	—	—
(Recapture)/provision for credit losses	—	(1)	1	—	—
Ending Balance	$—	$60	$42	$—	$102

	For the Nine Months Ended September 30, 2020
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses – securities
Beginning Balance	$—	$—	$—	$—	$—
Impact of adopting ASC 326	—	28	35	—	63
Provision for credit losses	—	32	7	—	39
Ending Balance	$—	$60	$42	$—	$102

Note 4: LOANS RECEIVABLE AND THE ALLOWANCE FOR CREDIT LOSSES - LOANS

The following table presents the loans receivable at September 30, 2021 and December 31, 2020 by class (dollars in thousands).

	September 30, 2021		December 31, 2020
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,122,275	12.2%	$1,076,467	10.9%
Investment properties	1,980,284	21.5	1,955,684	19.8
Small balance CRE	601,751	6.5	573,849	5.8
Multifamily real estate	532,760	5.8	428,223	4.4
Construction, land and land development:
Commercial construction	170,205	1.8	228,937	2.3
Multifamily construction	278,184	3.0	305,527	3.1
One- to four-family construction	571,431	6.2	507,810	5.1
Land and land development	308,164	3.4	248,915	2.5
Commercial business:
Commercial business (1)	1,346,707	14.6	2,178,461	22.1
Small business scored	775,554	8.4	743,451	7.5
Agricultural business, including secured by farmland (2)	287,469	3.1	299,949	3.0
One- to four-family residential	682,368	7.4	717,939	7.3
Consumer:
Consumer—home equity revolving lines of credit	462,819	5.0	491,812	5.0
Consumer—other	98,413	1.1	113,958	1.2
Total loans	9,218,384	100.0%	9,870,982	100.0%
Less allowance for credit losses – loans	(139,915)		(167,279)
Net loans	$9,078,469		$9,703,703

(1)    Includes $307.0 million and $1.04 billion of U.S. Small Business Administration (SBA) Paycheck Protection Program (PPP) loans as of September 30, 2021 and December 31, 2020, respectively.
(2)    Includes $3.2 million of SBA PPP loans as of September 30, 2021 and none as of December 31, 2020.

Loan amounts are net of unearned loan fees in excess of unamortized costs of $12.2 million as of September 30, 2021 and $25.6 million as of December 31, 2020. Net loans include net discounts on acquired loans of $11.5 million and $16.1 million as of September 30, 2021 and December 31, 2020, respectively. Net loans does not include accrued interest receivable. Accrued interest receivable on loans was $31.5 million as of September 30, 2021 and $36.6 million as of December 31, 2020 and was reported in accrued interest receivable on the Consolidated Statements of Financial Condition.

Purchased credit-deteriorated and purchased non-credit-deteriorated loans. Loans acquired in business combinations are recorded at their fair value at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-deteriorated (PCD) or purchased non-credit-deteriorated. There were no PCD loans acquired during the nine months ended September 30, 2021.
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

As of September 30, 2021 and December 31, 2020, the Company had TDRs of $5.6 million and $7.9 million, respectively, and no commitments to advance additional funds related to TDRs.

There were no new TDRs that occurred during the nine months ended September 30, 2021. The following table presents new TDRs that occurred during the three and nine months ended September 30, 2020 (dollars in thousands):

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

There were no TDRs which incurred a payment default within twelve months of the restructure date during the three and nine-month periods ended September 30, 2021 and 2020. A default on a TDR results in either a transfer to nonaccrual status or a partial charge-off, or both.

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

The following tables present the Company’s portfolio of risk-rated loans by class and by grade as of September 30, 2021 and December 31, 2020 (in thousands). Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	September 30, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$202,187	$227,782	$154,951	$126,339	$92,197	$232,653	$11,457	$1,047,566
Special Mention	12,309	—	2,201	—	2,147	3,384	—	20,041
Substandard	1,968	—	13,770	—	3,058	35,872	—	54,668
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$216,464	$227,782	$170,922	$126,339	$97,402	$271,909	$11,457	$1,122,275

Commercial real estate - investment properties
Risk Rating
Pass	$286,605	$227,093	$266,240	$246,056	$227,915	$612,438	$19,726	$1,886,073
Special Mention	—	—	—	4,167	—	—	—	4,167
Substandard	2,162	9,651	5,292	17,197	10,368	45,374	—	90,044
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$288,767	$236,744	$271,532	$267,420	$238,283	$657,812	$19,726	$1,980,284

Multifamily real estate
Risk Rating
Pass	$134,404	$79,418	$71,346	$37,285	$92,151	$109,993	$2,517	$527,114
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	2,312	1,420	—	—	1,914	—	5,646
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$134,404	$81,730	$72,766	$37,285	$92,151	$111,907	$2,517	$532,760

	September 30, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Commercial construction
Risk Rating
Pass	$48,100	$52,593	$24,682	$31,084	$—	$521	$—	$156,980
Special Mention	—	—	—	—	—	—	—	—
Substandard	4,272	—	4,035	4,820	—	98	—	13,225
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$52,372	$52,593	$28,717	$35,904	$—	$619	$—	$170,205

Multifamily construction
Risk Rating
Pass	$59,818	$112,147	$86,493	$14,840	$—	$—	$—	$273,298
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	4,886	—	—	—	—	—	4,886
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$59,818	$117,033	$86,493	$14,840	$—	$—	$—	$278,184

One- to four- family construction
Risk Rating
Pass	$466,258	$103,197	$331	$—	$—	$85	$1,560	$571,431
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$466,258	$103,197	$331	$—	$—	$85	$1,560	$571,431

	September 30, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Land and land development
Risk Rating
Pass	$149,447	$112,761	$18,967	$9,189	$4,218	$8,174	$2,118	$304,874
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,874	14	267	—	—	135	—	3,290
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$152,321	$112,775	$19,234	$9,189	$4,218	$8,309	$2,118	$308,164

Commercial business
Risk Rating
Pass	$348,123	$274,487	$197,462	$127,281	$48,760	$83,084	$231,186	$1,310,383
Special Mention	68	86	271	—	690	11	10,667	11,793
Substandard	2,277	2,422	1,090	10,019	3,318	892	4,513	24,531
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$350,468	$276,995	$198,823	$137,300	$52,768	$83,987	$246,366	$1,346,707

Agricultural business including secured by farmland
Risk Rating
Pass	$26,643	$27,645	$51,961	$28,073	$15,698	$37,116	$93,390	$280,526
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	446	2,206	510	144	1,891	1,746	6,943
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business including secured by farmland	$26,643	$28,091	$54,167	$28,583	$15,842	$39,007	$95,136	$287,469

	December 31, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$243,100	$156,838	$156,817	$122,484	$92,312	$212,792	$3,379	$987,722
Special Mention	—	4,560	—	2,251	—	1,869	149	8,829
Substandard	7,923	26,914	3,040	2,516	11,731	27,792	—	79,916
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$251,023	$188,312	$159,857	$127,251	$104,043	$242,453	$3,528	$1,076,467

Commercial real estate - investment properties
Risk Rating
Pass	$237,553	$262,543	$299,452	$218,018	$278,348	$502,914	$20,062	$1,818,890
Special Mention	—	2,712	—	—	2,730	1,856	—	7,298
Substandard	19,812	11,418	20,352	36,310	23,027	18,577	—	129,496
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$257,365	$276,673	$319,804	$254,328	$304,105	$523,347	$20,062	$1,955,684

Multifamily real estate
Risk Rating
Pass	$78,632	$69,825	$39,343	$93,442	$44,395	$96,863	$1,983	$424,483
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,312	1,428	—	—	—	—	—	3,740
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$80,944	$71,253	$39,343	$93,442	$44,395	$96,863	$1,983	$428,223

	December 31, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Commercial construction
Risk Rating
Pass	$83,506	$67,152	$41,299	$6,038	$2,158	$1,129	$—	$201,282
Special Mention	—	5,963	—	—	—	—	—	5,963
Substandard	12,913	3,808	4,873	—	98	—	—	21,692
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$96,419	$76,923	$46,172	$6,038	$2,256	$1,129	$—	$228,937

Multifamily construction
Risk Rating
Pass	$79,710	$151,141	$59,744	$14,932	$—	$—	$—	$305,527
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$79,710	$151,141	$59,744	$14,932	$—	$—	$—	$305,527

One- to four- family construction
Risk Rating
Pass	$461,294	$35,910	$—	$—	$—	$—	$7,581	$504,785
Special Mention	1,563	—	—	—	—	—	630	2,193
Substandard	501	331	—	—	—	—	—	832
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$463,358	$36,241	$—	$—	$—	$—	$8,211	$507,810

	December 31, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Land and land development
Risk Rating
Pass	$156,450	$37,397	$16,560	$6,801	$6,264	$4,840	$17,020	$245,332
Special Mention	—	—	—	—	—	—	—	—
Substandard	14	30	3,047	190	—	302	—	3,583
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$156,464	$37,427	$19,607	$6,991	$6,264	$5,142	$17,020	$248,915

Commercial business
Risk Rating
Pass	$1,243,276	$230,845	$203,051	$65,524	$38,757	$66,206	$264,741	$2,112,400
Special Mention	103	412	—	829	—	115	9,507	10,966
Substandard	6,624	14,413	18,569	5,224	1,320	453	8,492	55,095
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$1,250,003	$245,670	$221,620	$71,577	$40,077	$66,774	$282,740	$2,178,461

Agricultural business including secured by farmland
Risk Rating
Pass	$32,032	$62,058	$31,381	$22,635	$22,394	$24,950	$91,660	$287,110
Special Mention	—	—	—	810	—	537	—	1,347
Substandard	1,542	2,652	1,076	163	675	3,049	2,335	11,492
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business including secured by farmland	$33,574	$64,710	$32,457	$23,608	$23,069	$28,536	$93,995	$299,949

The following tables present the Company’s portfolio of non-risk-rated loans by class and delinquency status as of September 30, 2021 and December 31, 2020 (in thousands). Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	September 30, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Small balance CRE
Past Due Category
Current	$48,385	$80,778	$74,482	$85,597	$73,371	$238,549	$544	$601,706
30-59 Days Past Due	—	—	—	—	—	2	—	2
60-89 Days Past Due	43	—	—	—	—	—	—	43
90 Days + Past Due	—	—	—	—	—	—	—	—
Total small balance CRE	$48,428	$80,778	$74,482	$85,597	$73,371	$238,551	$544	$601,751

Small business scored
Past Due Category
Current	$176,262	$134,418	$119,587	$92,657	$63,168	$79,568	$108,154	$773,814
30-59 Days Past Due	—	132	10	128	14	50	172	506
60-89 Days Past Due	—	—	—	142	26	—	160	328
90 Days + Past Due	—	8	139	120	335	243	61	906
Total small business scored	$176,262	$134,558	$119,736	$93,047	$63,543	$79,861	$108,547	$775,554

One- to four- family residential
Past Due Category
Current	$157,577	$109,535	$65,469	$58,832	$64,017	$223,601	$1,751	$680,782
30-59 Days Past Due	—	—	—	—	—	107	—	107
60-89 Days Past Due	—	—	—	—	—	109	—	109
90 Days + Past Due	—	276	—	169	—	925	—	1,370
Total One- to four- family residential	$157,577	$109,811	$65,469	$59,001	$64,017	$224,742	$1,751	$682,368

	September 30, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$7,044	$1,125	$1,711	$1,772	$2,089	$3,007	$444,348	$461,096
30-59 Days Past Due	—	65	110	—	100	385	180	840
60-89 Days Past Due	—	—	—	—	71	91	2	164
90 Days + Past Due	—	—	197	193	108	31	190	719
Total Consumer—home equity revolving lines of credit	$7,044	$1,190	$2,018	$1,965	$2,368	$3,514	$444,720	$462,819

Consumer-other
Past Due Category
Current	$13,921	$15,239	$9,426	$9,524	$6,917	$18,640	$24,394	$98,061
30-59 Days Past Due	5	118	17	79	20	26	49	314
60-89 Days Past Due	1	—	—	3	7	6	17	34
90 Days + Past Due	—	4	—	—	—	—	—	4
Total Consumer-other	$13,927	$15,361	$9,443	$9,606	$6,944	$18,672	$24,460	$98,413

	December 31, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Small balance CRE
Past Due Category
Current	$56,544	$80,090	$84,749	$77,637	$68,791	$202,653	$2,550	$573,014
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	45	—	—	—	45
90 Days + Past Due	—	—	—	567	—	223	—	790
Total small balance CRE	$56,544	$80,090	$84,749	$78,249	$68,791	$202,876	$2,550	$573,849

Small business scored
Past Due Category
Current	$157,161	$145,037	$126,578	$89,734	$47,909	$63,347	$109,287	$739,053
30-59 Days Past Due	129	62	310	723	4	1	230	1,459
60-89 Days Past Due	98	147	3	140	—	352	151	891
90 Days + Past Due	73	228	800	484	169	248	46	2,048
Total small business scored	$157,461	$145,474	$127,691	$91,081	$48,082	$63,948	$109,714	$743,451

One- to four- family residential
Past Due Category
Current	$105,411	$90,425	$92,232	$101,491	$60,738	$254,850	$3,164	$708,311
30-59 Days Past Due	1,051	—	1,302	829	—	1,438	—	4,620
60-89 Days Past Due	—	—	19	—	—	936	—	955
90 Days + Past Due	—	114	1,185	456	169	2,129	—	4,053
Total One- to four- family residential	$106,462	$90,539	$94,738	$102,776	$60,907	$259,353	$3,164	$717,939

	December 31, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$10,522	$2,617	$2,553	$3,359	$1,372	$2,154	$466,490	$489,067
30-59 Days Past Due	—	—	—	—	—	50	409	459
60-89 Days Past Due	—	202	—	—	—	237	—	439
90 Days + Past Due	—	312	198	564	286	255	232	1,847
Total Consumer—home equity revolving lines of credit	$10,522	$3,131	$2,751	$3,923	$1,658	$2,696	$467,131	$491,812

Consumer-other
Past Due Category
Current	$21,811	$13,377	$13,936	$11,433	$8,575	$18,802	$25,460	$113,394
30-59 Days Past Due	48	35	15	22	46	26	44	236
60-89 Days Past Due	242	—	—	33	21	14	18	328
90 Days + Past Due	—	—	—	—	—	—	—	—
Total Consumer-other	$22,101	$13,412	$13,951	$11,488	$8,642	$18,842	$25,522	$113,958

The following tables provide the amortized cost basis of collateral-dependent loans as of September 30, 2021 and December 31, 2020 (in thousands). Our collateral dependent loans presented in the tables below have no significant concentrations by property type or location.

	September 30, 2021
	Real Estate	Accounts Receivable	Equipment	Total
Commercial real estate:
Owner-occupied	$3,949	$—	$—	$3,949
Investment properties	7,468	—	—	7,468
Small balance CRE	2,452	—	—	2,452
Commercial business
Commercial business	107	659	56	822
Small business scored	41	—	44	85
Agricultural business, including secured by farmland	427	—	594	1,021
Total	$14,444	$659	$694	$15,797

	December 31, 2020
	Real Estate	Accounts Receivable	Equipment	Total
Commercial real estate:
Owner-occupied	$7,506	$—	$—	$7,506
Investment properties	8,979	—	—	8,979
Small balance CRE	567	—	—	567
Land and land development	302	—	—	302
Commercial business
Commercial business	557	—	—	557
Small business scored	44	—	47	91
Agricultural business, including secured by farmland	427	—	984	1,411
One- to four-family residential	196	—	—	196
Total	$18,578	$—	$1,031	$19,609

The following tables provide additional detail on the age analysis of the Company’s past due loans as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$—	$495	$495	$1,121,780	$1,122,275	$3,952	$4,535	$—
Investment properties	—	—	5,185	5,185	1,975,099	1,980,284	7,468	7,620	3,955
Small balance CRE	2	43	—	45	601,706	601,751	2,440	2,776	—
Multifamily real estate	—	342	—	342	532,418	532,760	—	—	—
Construction, land and land development:
Commercial construction	—	—	98	98	170,107	170,205	—	98	—
Multifamily construction	4,886	—	—	4,886	273,298	278,184	—	—	—
One- to four-family construction	—	—	—	—	571,431	571,431	—	—	—
Land and land development	—	—	14	14	308,150	308,164	—	256	—
Commercial business
Commercial business	117	167	847	1,131	1,345,576	1,346,707	820	1,326	—
Small business scored	506	328	906	1,740	773,814	775,554	83	1,374	61
Agricultural business, including secured by farmland	—	—	1,022	1,022	286,447	287,469	1,021	1,022	—
One- to four-family residential	107	109	1,370	1,586	680,782	682,368	—	3,182	772
Consumer:
Consumer—home equity revolving lines of credit	840	164	719	1,723	461,096	462,819	—	1,831	30
Consumer—other	314	34	4	352	98,061	98,413	—	19	4
Total	$6,772	$1,187	$10,660	$18,619	$9,199,765	$9,218,384	$15,784	$24,039	$4,822

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$182	$1,447	$1,629	$1,074,838	$1,076,467	$7,509	$8,429	$—
Investment properties	—	—	7,981	7,981	1,947,703	1,955,684	8,979	8,979	—
Small balance CRE	—	45	790	835	573,014	573,849	567	791	—
Multifamily real estate	—	—	—	—	428,223	428,223	—	—	—
Construction, land and land development:
Commercial construction	—	—	98	98	228,839	228,937	—	98	—
Multifamily construction	—	—	—	—	305,527	305,527	—	—	—
One- to four-family construction	356	—	331	687	507,123	507,810	—	331	—
Land and land development	—	—	317	317	248,598	248,915	302	507	—
Commercial business
Commercial business	3,247	31	2,088	5,366	2,173,095	2,178,461	555	1,988	889
Small business scored	1,459	891	2,048	4,398	739,053	743,451	91	3,419	136
Agricultural business, including secured by farmland	298	37	1,548	1,883	298,066	299,949	1,412	1,743	—
One-to four-family residential	4,620	955	4,053	9,628	708,311	717,939	171	3,556	1,899
Consumer:
Consumer secured by one- to four-family	459	439	1,847	2,745	489,067	491,812	—	2,697	130
Consumer—other	236	328	—	564	113,394	113,958	—	22	—
Total	$10,675	$2,908	$22,548	$36,131	$9,834,851	$9,870,982	$19,586	$32,560	$3,054

(1)     The Company did not recognize any interest income on non-accrual loans during the three or nine months ended September 30, 2021 or the year ended December 31, 2020.

The following tables provide the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30, 2021
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$60,349	$5,807	$30,899	$30,830	$3,256	$9,800	$7,068	$—	$148,009
(Recapture)/provision for credit losses	(4,057)	850	(1,557)	(3,825)	83	(359)	15	—	(8,850)
Recoveries	923	—	—	230	17	19	227	—	1,416
Charge-offs	—	—	—	(362)	(179)	—	(119)	—	(660)
Ending balance	$57,215	$6,657	$29,342	$26,873	$3,177	$9,460	$7,191	$—	$139,915

	For the Nine Months Ended September 30, 2021
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$57,791	$3,893	$41,295	$35,007	$4,914	$9,913	$14,466	$—	$167,279
Provision/(recapture) for credit losses	2,096	2,764	(12,053)	(8,390)	(1,581)	(605)	(7,216)	—	(24,985)
Recoveries	1,094	—	100	1,530	25	152	620	—	3,521
Charge-offs	(3,766)	—	—	(1,274)	(181)	—	(679)	—	(5,900)
Ending balance	$57,215	$6,657	$29,342	$26,873	$3,177	$9,460	$7,191	$—	$139,915

The changes in the allowance for credit losses - loans during the three and nine months ended September 30, 2021 were primarily the result of the $8.9 million recapture of provision for credit losses - loans recorded during the current quarter and the $25.0 million recapture of provision recorded during the nine months ended September 30, 2021. The change in allowance for credit losses - loans during the nine months ended September 30, 2021 was also impacted by net charge offs of $2.4 million recognized during the period. The recapture of provision for credit losses - loans for the current quarter and the nine months ended September 30, 2021 primarily reflects improvement in the forecasted economic indicators used to calculate the allowance for credit losses - loans and a decrease in adversely classified loans.

	For the Three Months Ended September 30, 2020
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$53,166	$3,504	$36,916	$33,870	$4,517	$12,746	$11,633	$—	$156,352
Provision/(recapture) for credit losses	6,895	(248)	2,561	2,550	1,026	100	757	—	13,641
Recoveries	23	—	—	246	—	94	82	—	445
Charge-offs	(379)	—	—	(1,297)	(492)	(72)	(233)	—	(2,473)
Ending balance	$59,705	$3,256	$39,477	$35,369	$5,051	$12,868	$12,239	$—	$167,965

	For the Nine Months Ended September 30, 2020
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$30,591	$4,754	$22,994	$23,370	$4,120	$4,136	$8,202	$2,392	$100,559
Impact of Adopting ASC 326	(2,864)	(2,204)	2,515	3,010	(351)	7,125	2,973	(2,392)	7,812
Provision/(recapture) for loan losses	32,213	772	13,963	14,402	64	1,470	1,994	—	64,878
Recoveries	244	—	105	821	1,772	273	238	—	3,453
Charge-offs	(479)	(66)	(100)	(6,234)	(554)	(136)	(1,168)	—	(8,737)
Ending balance	$59,705	$3,256	$39,477	$35,369	$5,051	$12,868	$12,239	$—	$167,965

Note 5:  REAL ESTATE OWNED, NET

The following table presents the changes in REO for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of the period	$763	$2,400	$816	$814
Additions from loan foreclosures	89	—	512	1,588
Proceeds from dispositions of REO	—	(707)	(783)	(805)
Gain on sale of REO	—	120	307	216
Valuation adjustments in the period	—	(18)	—	(18)
Balance, end of the period	$852	$1,795	$852	$1,795

REO properties are recorded at the estimated fair value of the property, less expected selling costs, establishing a new cost basis.  Subsequently, REO properties are carried at the lower of the new cost basis or updated fair market values, based on updated appraisals of the underlying properties, as received.  Valuation allowances on the carrying value of REO may be recognized based on updated appraisals or on management’s authorization to reduce the selling price of a property. The Company had no foreclosed one- to four-family residential real estate properties held as REO at both September 30, 2021 and December 31, 2020. The Company had $609,000 of one- to four-family residential loans in the process of foreclosure at both September 30, 2021 and December 31, 2020.

Note 6:  GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At September 30, 2021, intangible assets are comprised of goodwill and CDI acquired in business combinations. Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed at least annually for impairment. Banner has identified one reporting unit for purposes of evaluating goodwill for impairment. The Company completed an assessment of qualitative factors as of December 31, 2020 and as a result of the economic impact of the COVID-19 pandemic concluded further analysis was required. The Company completed a quantitative goodwill impairment test and concluded the fair value of Banner Bank, the reporting unit, exceeded the carrying value of the reporting unit including goodwill and therefore no impairment existed as of December 31, 2020.

CDI represents the value of transaction-related deposits and the value of the client relationships associated with the deposits. The Company amortizes CDI assets over their estimated useful lives and reviews them at least annually for events or circumstances that could impair their value.

The following table summarizes the changes in the Company’s goodwill and other intangibles for the nine months ended September 30, 2021 and the year ended December 31, 2020 (in thousands):

	Goodwill	CDI	Total
Balance, December 31, 2019	$373,121	$29,158	$402,279
Amortization	—	(7,732)	(7,732)
Balance, December 31, 2020	373,121	21,426	394,547
Amortization	—	(4,997)	(4,997)
Balance, September 30, 2021	$373,121	$16,429	$389,550

The following table presents the estimated amortization expense with respect to CDI as of September 30, 2021 for the periods indicated (in thousands):

Estimated Amortization
Remainder of 2021	$1,574
2022	5,317
2023	3,814
2024	2,659
2025	1,575
Thereafter	1,490
$16,429

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge, which is recognized in servicing fee income within mortgage banking operations on the Consolidated Statement of Operations.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the three and nine months ended September 30, 2021 and 2020, the Company did not record any impairment charges or recoveries against mortgage servicing rights. The unpaid principal balance for loans which mortgage servicing rights have been recorded totaled $2.68 billion and $2.64 billion at September 30, 2021 and December 31, 2020, respectively.  Custodial accounts maintained in connection with this servicing totaled $3.1 million and $3.8 million at September 30, 2021 and December 31, 2020, respectively.

An analysis of our mortgage servicing rights for the three and nine months ended September 30, 2021 and 2020 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of the period	$15,612	$14,424	$15,223	$14,148
Additions—amounts capitalized	1,621	2,426	5,418	6,030
Additions—through purchase	53	40	121	141
Amortization (1)	(1,533)	(2,075)	(5,009)	(5,504)
Balance, end of the period (2)	$15,753	$14,815	$15,753	$14,815

(1)    Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income within mortgage banking operations and any unamortized balance is fully amortized if the loan repays in full.
(2)    There was no valuation allowance as of both September 30, 2021 and 2020.

Note 7:  DEPOSITS

Deposits consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Non-interest-bearing accounts	$6,400,864	$5,492,924
Interest-bearing checking	1,799,657	1,569,435
Regular savings accounts	2,773,995	2,398,482
Money market accounts	2,339,107	2,191,135
Total interest-bearing transaction and saving accounts	6,912,759	6,159,052
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	663,592	718,256
Certificates of deposit greater than $250,000	187,462	197,064
Total certificates of deposit(1)	851,054	915,320
Total deposits	$14,164,677	$12,567,296
Included in total deposits:
Public fund transaction and savings accounts	$354,821	$302,875
Public fund interest-bearing certificates	40,851	59,127
Total public deposits	$395,672	$362,002

(1)     Certificates of deposit include $2,000 and $58,000 of acquisition discounts at September 30, 2021 and December 31, 2020, respectively.

At September 30, 2021 and December 31, 2020, the Company had certificates of deposit of $191.5 million and $203.6 million, respectively, that were equal to or greater than $250,000.

Scheduled maturities and weighted average interest rates of certificates of deposit at September 30, 2021 are as follows (dollars in thousands):

	September 30, 2021
	Amount	Weighted Average Rate
Maturing in one year or less	$644,909	0.49%
Maturing after one year through two years	130,384	0.80
Maturing after two years through three years	52,948	0.78
Maturing after three years through four years	11,044	1.27
Maturing after four years through five years	10,261	0.42
Maturing after five years	1,508	0.88
Total certificates of deposit	$851,054	0.57%

Note 8:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2021 and December 31, 2020, whether or not measured at fair value in the Consolidated Statements of Financial Condition (dollars in thousands):

		September 30, 2021		December 31, 2020
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$2,200,582	$2,200,582	$1,234,183	$1,234,183
Securities—trading	3	26,875	26,875	24,980	24,980
Securities—available-for-sale	2	3,446,575	3,446,575	2,322,593	2,322,593
Securities—held-to-maturity	2	445,499	463,913	410,038	436,882
Securities—held-to-maturity	3	2,313	2,089	11,769	11,799
Securities purchased under agreements to resell	2	300,000	300,000	—	—
Loans held for sale	2	63,678	64,245	243,795	245,667
Loans receivable	3	9,218,384	9,271,840	9,870,982	9,810,293
FHLB stock	3	12,000	12,000	16,358	16,358
Bank-owned life insurance	1	192,950	192,950	191,830	191,830
Mortgage servicing rights	3	15,753	22,814	15,223	18,084
Derivatives:
Interest rate swaps	2	25,627	25,627	39,066	39,066
Interest rate lock and forward sales commitments	2,3	2,309	2,309	5,641	5,641
Liabilities:
Demand, interest checking and money market accounts	2	10,539,628	10,539,628	9,253,494	9,253,494
Regular savings	2	2,773,995	2,773,995	2,398,482	2,398,482
Certificates of deposit	2	851,054	851,780	915,320	919,920
FHLB advances	2	50,000	50,629	150,000	152,779
Other borrowings	2	247,358	247,358	184,785	184,785
Subordinated notes, net	2	98,472	105,875	98,201	98,201
Junior subordinated debentures	3	124,853	124,853	116,974	116,974
Derivatives:
Interest rate swaps	2	15,550	15,550	22,336	22,336
Interest rate lock and forward sales commitments	2	136	136	1,755	1,755

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (Trust Preferred Securities)	$—	$—	$26,875	$26,875

Securities—available-for-sale
U.S. Government and agency obligations	—	181,052	—	181,052
Municipal bonds	—	310,391	—	310,391
Corporate bonds	—	164,244	—	164,244
Mortgage-backed or related securities	—	2,584,264	—	2,584,264
Asset-backed securities	—	206,624	—	206,624
	—	3,446,575	—	3,446,575

Loans held for sale	—	41,480	—	41,480

Derivatives
Interest rate swaps	—	25,627	—	25,627
Interest rate lock and forward sales commitments	—	914	1,395	2,309
	$—	$3,514,596	$28,270	$3,542,866

Liabilities:
Junior subordinated debentures	$—	$—	$124,853	$124,853
Derivatives
Interest rate swaps	—	15,550	—	15,550
Interest rate lock and forward sales commitments	—	136	—	136
	$—	$15,686	$124,853	$140,539

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (Trust Preferred Securities)	$—	$—	$24,980	$24,980

Securities—available-for-sale
U.S. Government and agency obligations	—	141,735	—	141,735
Municipal bonds	—	303,518	—	303,518
Corporate bonds	—	221,769	—	221,769
Mortgage-backed securities	—	1,646,152	—	1,646,152
Asset-backed securities	—	9,419	—	9,419
	—	2,322,593	—	2,322,593

Loans held for sale	—	133,554	—	133,554

Derivatives
Interest rate swaps	—	39,066	—	39,066
Interest rate lock and forward sales commitments	—	420	5,221	5,641
	$—	$2,495,633	$30,201	$2,525,834

Liabilities:
Junior subordinated debentures, net of unamortized deferred issuance costs	$—	$—	$116,974	$116,974
Derivatives
Interest rate swaps	—	22,336	—	22,336
Interest rate lock and forward sales commitments	—	1,755	—	1,755
	$—	$24,091	$116,974	$141,065

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2021 and December 31, 2020.  The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for certain of the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and non-recurring basis at September 30, 2021 and December 31, 2020:

			Weighted Average Rate / Range
Financial Instruments	Valuation Techniques	Unobservable Inputs	September 30, 2021	December 31, 2020
Corporate bonds (TPS securities)	Discounted cash flows	Discount rate	3.63%	4.24%
Junior subordinated debentures	Discounted cash flows	Discount rate	3.63%	4.24%
Loans individually evaluated	Collateral valuations	Discount to appraised value	8.5% to 20.0%	0.0% to 20.0%
REO	Appraisals	Discount to appraised value	60.91%	51.86%
Interest rate lock commitments	Pricing model	Pull-through rate	86.43%	86.35%

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

Junior subordinated debentures: Similar to the TPS securities discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner’s credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of September 30, 2021, or the passage of time, will result in negative fair value adjustments. At September 30, 2021, the discount rate utilized was based on a credit spread of 350 basis points and three-month LIBOR of 13 basis points.

Interest rate lock commitments: The fair value of the interest rate lock commitments is based on secondary market sources adjusted for an estimated pull-through rate. The pull-through rate is based on historical loan closing rates for similar interest rate lock commitments. An increase or decrease in the pull-through rate would have a corresponding, positive or negative fair value adjustment.

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2021
	Level 3 Fair Value Inputs			Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock Commitments	TPS Securities	Borrowings— Junior Subordinated Debentures	Interest rate lock and forward sales commitments
Beginning balance	$25,097	$117,520	$2,574	$24,980	$116,974	$5,221
Total gains or losses recognized
Assets gains (losses)	1,778	—	(1,179)	1,895	—	(3,826)
Liabilities losses	—	7,333	—		7,879	—
Ending balance at September 30, 2021	$26,875	$124,853	$1,395	$26,875	$124,853	$1,395

	Three Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2020
	Level 3 Fair Value Inputs			Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock Commitments	TPS Securities	Borrowings— Junior Subordinated Debentures	Interest rate lock and forward sales commitments
Beginning balance	$23,239	$109,613	$5,816	$25,636	$119,304	$791
Total gains or losses recognized
Assets (losses) gains	37	—	2,638	(2,360)	—	7,663
Liabilities gains	—	208	—	—	(9,483)	—
Ending balance at September 30, 2020	$23,276	$109,821	$8,454	$23,276	$109,821	$8,454

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

Items Measured at Fair Value on a Non-recurring Basis:

The following tables present financial assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$3,054	$3,054
REO	—	—	852	852

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$3,482	$3,482
REO	—	—	816	816

The following table presents the losses resulting from non-recurring fair value adjustments for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loans individually evaluated	$—	$(492)	$(303)	$(2,492)
REO	—	—	—	—
Total loss from non-recurring measurements	$—	$(492)	$(303)	$(2,492)

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

As of September 30, 2021, the Company has recognized $450,000 of unrecognized tax benefits for uncertain tax positions. The Company does not anticipate that there are additional uncertain tax positions or that any uncertain tax position which has not been recognized would materially affect the effective tax rate if recognized. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense. The Company files consolidated income tax returns in the U.S. federal jurisdiction and in the Oregon, California, Utah, Idaho and Montana state jurisdictions.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Tax credit investments	$47,783	$33,528
Unfunded commitments—tax credit investments	22,915	18,306

The following table presents other information related to the Company’s tax credit investments for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Tax credits and other tax benefits recognized	$1,114	$981	$3,341	$2,943
Tax credit amortization expense included in provision for income taxes	915	849	2,745	2,507

Note 10:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings per share data for the three and nine months ended September 30, 2021 and 2020 (in thousands, except shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$49,884	$36,548	$151,121	$76,971

Basic weighted average shares outstanding	34,446,510	35,193,109	34,716,914	35,285,567
Dilutive effect of unvested restricted stock	222,982	123,570	295,314	239,204
Diluted weighted shares outstanding	34,669,492	35,316,679	35,012,228	35,524,771
Earnings per common share
Basic	$1.45	$1.04	$4.35	$2.18
Diluted	$1.44	$1.03	$4.32	$2.17

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

2014 Omnibus Incentive Plan

The 2014 Plan was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of September 30, 2021, 302,167 restricted stock shares and 406,689 restricted stock units have been granted under the 2014 Plan of which 2,152 restricted stock shares and 113,906 restricted stock units are unvested.

2018 Omnibus Incentive Plan

The 2018 Plan was approved by shareholders on April 24, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of common stock for issuance under the 2018 Plan in connection with the exercise of awards. As of

September 30, 2021, 481,361 restricted stock units have been granted under the 2018 Plan of which 394,416 restricted stock units are unvested.

The expense associated with all restricted stock grants (including restricted stock shares and restricted stock units) was $2.4 million and $7.0 million for the three and nine month periods ended September 30, 2021 and was $2.5 million and $6.9 million for the three and nine month periods ended September 30, 2020, respectively. Unrecognized compensation expense for these awards as of September 30, 2021 was $13.3 million and will be amortized over the next 31 months.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	September 30, 2021	December 31, 2020
Commitments to extend credit	$3,443,004	$3,207,072
Standby letters of credit and financial guarantees	20,987	18,415
Commitments to originate loans	106,989	101,426
Risk participation agreement	40,325	40,949

Derivatives also included in Note 13:
Commitments to originate loans held for sale	139,578	169,653
Commitments to sell loans secured by one- to four-family residential properties	55,641	79,414
Commitments to sell securities related to mortgage banking activities	142,500	204,000

In addition to the commitments disclosed in the table above, the Company is committed to funding its’ unfunded tax credit investments (see Note 9, Income Taxes). During 2019, the Company entered into an agreement to invest $10 million in a limited partnership. The Company had funded $5.5 million of the commitment, with $4.5 million of the commitment remaining to be funded at September 30, 2021, compared to $2.8 million of the commitment funded, with $7.2 million to be funded at December 31, 2020. During the first quarter of 2021, the Company entered into an agreement to invest $4.5 million in another limited partnership. At September 30, 2021 the Company had funded $555,000 of the commitment, with $3.9 million of the commitment remaining to be funded. During the third quarter of 2021, the Company entered into an agreement to invest $3.0 million in an additional limited partnership. At September 30, 2021 the Company had funded $900,000 of the commitment with $2.1 million of the commitment remaining to be funded.

Commitments to extend credit are agreements to lend to a client, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each client’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the client. The type of collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company’s allowance for credit losses - unfunded loan commitments at September 30, 2021 and December 31, 2020 was $10.1 million and $13.3 million, respectively.

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to clients during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the client. Banner Bank then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans would require a lock extension. The cost of a lock extension at times was borne by the client and at times by Banner Bank. These lock extension costs have not had a material impact to the Company’s operations. For mandatory delivery commitments the Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during the three and nine months ended September 30, 2021 or September 30, 2020. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to clients and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Bank holds a security interest.  Based upon the information known to management at this time, the Company and the Bank are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at September 30, 2021.

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

As of September 30, 2021 and December 31, 2020, the notional values or contractual amounts and fair values of the Company’s derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2021		December 31, 2020		September 30, 2021		December 31, 2020
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$63	$1	$338	$9	$63	$1	$338	$9

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

As of September 30, 2021 and December 31, 2020, the notional values or contractual amounts and fair values of the Company’s derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2021		December 31, 2020		September 30, 2021		December 31, 2020
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$481,637	$25,626	$451,760	$39,057	$481,637	$15,549	$451,760	$22,327
Mortgage loan commitments	109,986	1,395	140,390	5,221	50,496	49	72,511	199
Forward sales contracts	174,141	914	79,414	420	24,000	87	204,000	1,556
	$765,764	$27,935	$671,564	$44,698	$556,133	$15,685	$728,271	$24,082

(1)Included in Other assets on the Consolidated Statements of Financial Condition, with the exception of certain interest swaps and mortgage loan commitments (with a fair value of $177,000 at September 30, 2021 and $231,000 at December 31, 2020), which are included in Loans receivable.
(2)Included in Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

Gains (losses) recognized in income on derivatives not designated in hedge relationships for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Location on Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Mortgage loan commitments	Mortgage banking operations	$(1,179)	$2,639	$(3,826)	$7,664
Forward sales contracts	Mortgage banking operations	865	258	2,004	(779)
		$(314)	$2,897	$(1,822)	$6,885

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at September 30, 2021 or December 31, 2020, it could have been required to settle its obligations under the agreements at the termination value. As of September 30, 2021 and December 31, 2020, the termination value of derivatives in a net liability position related to these agreements was $29.2 million and $48.6 million, respectively. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $50.8 million and $47.1 million as of September 30, 2021 and December 31, 2020, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable. In addition, some of interest rate swap derivatives between Banner Bank and the dealer counterparties are cleared through central clearing houses. These clearing houses characterize the variation margin payments as settlements of the derivative’s market exposure and not as collateral. The variation margin is treated as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative liability. As of September 30, 2021 and December 31, 2020, the variation margin adjustment was a negative adjustment of $10.3 million and $16.9 million, respectively.

The following tables present additional information related to the Company’s derivative contracts, by type of financial instrument, as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$25,627	$—	$25,627	$—	$—	$25,627
	$25,627	$—	$25,627	$—	$—	$25,627

Derivative liabilities
Interest rate swaps	$15,550	$—	$15,550	$—	$(12,446)	$3,104
	$15,550	$—	$15,550	$—	$(12,446)	$3,104

	December 31, 2020
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$39,066	$—	$39,066	$—	$—	$39,066
	$39,066	$—	$39,066	$—	$—	$39,066

Derivative liabilities
Interest rate swaps	$22,336	$—	$22,336	$—	$(22,220)	$116
	$22,336	$—	$22,336	$—	$(22,220)	$116

NOTE 14: REVENUE FROM CONTRACTS WITH CLIENTS

Disaggregation of Revenue:

Deposit fees and other service charges for the three and nine months ended September 30, 2021 and 2020 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Deposit service charges	$5,128	$3,904	$13,735	$12,269
Debit and credit card interchange fees	6,032	5,207	17,265	14,762
Debit and credit card expense	(2,655)	(2,134)	(7,819)	(6,272)
Merchant services income	4,239	3,584	11,136	9,252
Merchant services expense	(3,439)	(2,839)	(8,964)	(7,378)
Other service charges	1,152	1,020	3,801	3,458
Total deposit fees and other service charges	$10,457	$8,742	$29,154	$26,091

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

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington which owns one subsidiary bank, Banner Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of September 30, 2021, it had 150 branch offices and 18 loan production offices located in Washington, Oregon, California, Idaho and Utah.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank (the Bank) is subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (the FDIC).  As of September 30, 2021, we had total consolidated assets of $16.64 billion, total loans of $9.22 billion, total deposits of $14.16 billion and total shareholders’ equity of $1.67 billion.

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

Banner Corporation’s successful execution of its super community bank model and strategic initiatives have delivered solid core operating results and profitability over the last several years. Banner’s longer term strategic initiatives continue to focus on originating high quality assets and client acquisition, which we believe will continue to generate strong revenue while maintaining the Company’s moderate risk profile.

Our financial results for the quarter ended September 30, 2021 reflect the low interest rate environment, the unprecedented level of market liquidity and the reduction in business activity in some of our markets due the lingering impacts of the COVID-19 pandemic. At September 30, 2021, we had 41 mortgage loans totaling $12.4 million operating under forbearance agreements due to COVID-19. Since these loans were performing loans that were current on their payments prior to the COVID-19 pandemic, these modifications are not considered to be troubled debt restructurings pursuant to applicable accounting and regulatory guidance. In addition, the SBA provided assistance to small businesses impacted by COVID-19 through the Paycheck Protection Program (PPP), which was designed to provide near-term relief to help small businesses sustain operations. As of September 30, 2021, Banner had provided 13,293 SBA PPP loans totaling nearly $1.61 billion and received SBA forgiveness for 10,548 SBA PPP loans totaling $1.23 billion.

For the quarter ended September 30, 2021, our net income was $49.9 million, or $1.44 per diluted share, compared to net income of $36.5 million, or $1.03 per diluted share, for the quarter ended September 30, 2020. The current quarter was positively impacted by increased interest income, decreased funding costs and the recapture of provision for credit losses, partially offset by a decrease in mortgage banking income and increased non-interest expense.

After a comprehensive review of our business, we implemented Banner Forward, a bank-wide initiative to accelerate revenue growth and reduce operating expense. Implementation of this plan commenced during the third quarter of 2021 with full implementation expected by 2023, with the goal of producing meaningful results in the near term while staying true to our mission and value proposition of being connected, knowledgeable and responsive to our clients, communities and employees. The focus of Banner Forward is to accelerate growth in commercial banking, deepen relationships with retail customers, advance technology strategies to enhance our digital service channels, while streamlining underwriting and back office processes. As part of Banner Forward, we have identified potential additional opportunities to rationalize our physical footprint. During the third quarter of 2021, we incurred expenses of $7.6 million related to Banner Forward.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of client deposits, FHLB advances, other borrowings, subordinated notes, and junior subordinated debentures. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets, interest-bearing liabilities and non-interest-bearing funding sources including non-interest-bearing deposits. Our net interest income increased $9.1 million, or 8%, to $130.1 million for the quarter ended September 30, 2021, compared to $121.0 million for the same quarter one year earlier. This increase in net interest income is primarily a result of an acceleration of deferred loan fee income due to SBA PPP loan forgiveness payments from the SBA, growth in both our interest-earning assets and core deposits as well as decreases in the cost of funding liabilities, partially offset by lower yields on total interest-earning assets due declines in market rates. The growth in core deposits was largely the result of SBA PPP loan funds deposited into client accounts and an increase in general client liquidity due to reduced business investment and consumer spending during the COVID-19 pandemic.

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

Our total revenues (net interest income plus total non-interest income) for the third quarter of 2021 increased $6.2 million, or 4%, to $155.5 million, compared to $149.2 million for the same period a year earlier, largely as a result of an increase in net interest income, partially offset by a decrease in non-interest income.  Our total non-interest income, which is a component of total revenue and includes the net gain on sale of securities and changes in the value of financial instruments carried at fair value, was $25.3 million for the quarter ended September 30, 2021, compared to $28.2 million for the quarter ended September 30, 2020, primarily due to the decrease in mortgage banking income, partially offset by an increase in deposit fees and other services charges. The year-over-year decrease in mortgage banking income was primarily due to a decrease in the gain on sale margin on one- to four-family held-for-sale loans, partially offset by higher gains on the sale of multifamily held-for-sale loans as well as a reduction in the volume of one- to four-family sold.

Our non-interest expense increased in the third quarter of 2021, compared to a year earlier largely as a result of increases in professional and legal expense, primarily due to increased consultant expense, which included $5.8 million of expense related to the Banner Forward initiative, as well as $4.0 million recorded related to litigation and legal matters during the current quarter, and increased payment and card processing services expense, partially offset by decreased salary and employee benefits expense compared to the same quarter a year ago. Non-interest expense was $102.1 million for the quarter ended September 30, 2021 and $90.0 million for the same quarter a year earlier.

We recorded an $8.6 million recapture of provision for credit losses in the quarter ended September 30, 2021, compared to a $15.2 million provision for credit losses for the quarter ended September 30, 2020. The recapture of provision for credit losses for the current quarter primarily reflects improvement in the forecasted economic indicators and a decrease in adversely classified loans. The provision for credit losses recorded in the third quarter a year ago reflected the deterioration in forecasted economic indicators as well as risk rating downgrades on loans that were considered at risk due to the COVID-19 pandemic. The allowance for credit losses - loans at September 30, 2021 was $139.9 million, representing 485% of non-performing loans compared to $167.3 million, or 470% of non-performing loans at December 31, 2020. In addition to the allowance for credit losses - loans, Banner maintains an allowance for credit losses - unfunded loan commitments which was $10.1 million at September 30, 2021 compared to $13.3 million at December 31, 2020. Non-performing loans were $28.9 million at September 30, 2021, compared to $35.6 million at December 31, 2020 and $34.8 million a year earlier. (See Note 4, Loans Receivable and the Allowance for Credit Losses, as well as “Asset Quality” below in this Form 10-Q.)

*Non-GAAP financial measures: Net income, revenues and other earnings and expense information excluding fair value adjustments, gains or losses on the sale of securities, merger and acquisition-related expenses, COVID-19 expenses, Banner Forward expenses, amortization of CDI, REO operations, state/municipal tax expense and the related tax benefit, are non-GAAP financial measures.  Management has presented these and other non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations and to facilitate the comparison of our performance with the performance of our peers.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (dollars in thousands except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
ADJUSTED REVENUE
Net interest income (GAAP)	$130,146	$121,026	$375,361	$359,864
Total non-interest income	25,334	28,222	71,942	75,107
Total GAAP revenue	155,480	149,248	447,303	434,971
Exclude net gain on sale of securities	(56)	(644)	(618)	(815)
Exclude change in valuation of financial instruments carried at fair value	(1,778)	(37)	(1,895)	2,360
Adjusted Revenue (non-GAAP)	$153,646	$148,567	$444,790	$436,516

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
ADJUSTED EARNINGS
Net income (GAAP)	$49,884	$36,548	$151,121	$76,971
Exclude net gain on sale of securities	(56)	(644)	(618)	(815)
Exclude change in valuation of financial instruments carried at fair value	(1,778)	(37)	(1,895)	2,360
Exclude merger and acquisition-related costs	10	5	660	1,483
Exclude COVID-19 expenses	44	778	309	3,169
Exclude Banner Forward expenses	7,592	—	10,447	—
Exclude related tax (benefit) expense	(1,395)	(24)	(2,137)	(1,476)
Total adjusted earnings (non-GAAP)	$54,301	$36,626	$157,887	$81,692
Diluted earnings per share (GAAP)	$1.44	$1.03	$4.32	$2.17
Diluted adjusted earnings per share (non-GAAP)	$1.57	$1.04	$4.51	$2.30

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
ADJUSTED EFFICIENCY RATIO
Non-interest expense (GAAP)	$102,145	$90,028	$288,296	$274,033
Exclude merger and acquisition-related costs	(10)	(5)	(660)	(1,483)
Exclude COVID-19 expenses	(44)	(778)	(309)	(3,169)
Exclude Banner forward expenses	(7,592)	—	(10,447)	—
Exclude CDI amortization	(1,575)	(1,864)	(4,997)	(5,867)
Exclude state/municipal tax expense	(1,219)	(1,196)	(3,367)	(3,284)
Exclude REO operations	(53)	11	71	(93)
Adjusted non-interest expense (non-GAAP)	$91,652	$86,196	$268,587	$260,137

Net interest income (GAAP)	$130,146	$121,026	$375,361	$359,864
Non-interest income (GAAP)	25,334	28,222	71,942	75,107
Total revenue	155,480	149,248	447,303	434,971
Exclude net gain on sale of securities	(56)	(644)	(618)	(815)
Exclude net change in valuation of financial instruments carried at fair value	(1,778)	(37)	(1,895)	2,360
Adjusted revenue (non-GAAP)	$153,646	$148,567	$444,790	$436,516

Efficiency ratio (GAAP)	65.70%	60.32%	64.45%	63.00%
Adjusted efficiency ratio (non-GAAP)	59.65%	58.02%	60.39%	59.59%

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

TANGIBLE COMMON SHAREHOLDERS’ EQUITY TO TANGIBLE ASSETS
	September 30, 2021	December 31, 2020	September 30, 2020
Shareholders’ equity (GAAP)	$1,667,119	$1,666,264	$1,646,529
Exclude goodwill and other intangible assets, net	389,550	394,547	396,412
Tangible common shareholders’ equity (non-GAAP)	$1,277,569	$1,271,717	$1,250,117
Total assets (GAAP)	$16,637,879	$15,031,623	$14,642,075
Exclude goodwill and other intangible assets, net	389,550	394,547	396,412
Total tangible assets (non-GAAP)	$16,248,329	$14,637,076	$14,245,663
Common shareholders’ equity to total assets (GAAP)	10.02%	11.09%	11.25%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	7.86%	8.69%	8.78%

TANGIBLE COMMON SHAREHOLDERS’ EQUITY PER SHARE
Tangible common shareholders’ equity (non-GAAP)	$1,277,569	$1,271,717	$1,250,117
Common shares outstanding at end of period	34,251,991	35,159,200	35,158,568
Common shareholders’ equity (book value) per share (GAAP)	$48.67	$47.39	$46.83
Tangible common shareholders’ equity (tangible book value) per share (non-GAAP)	$37.30	$36.17	$35.56

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

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

General:  Total assets increased $1.61 billion, to $16.64 billion at September 30, 2021, from $15.03 billion at December 31, 2020. The increase was largely the result of excess liquidity from increases in retail deposits being invested in short term investments, including interest bearing deposits and securities, partially offset by a decrease in total loans receivable due to SBA PPP loan forgiveness during the first nine months of 2021.
Loans and lending: Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans to total deposits ratio at a level designed to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. Our loan to deposit ratio at September 30, 2021 was 66%, which reflects the unprecedented level of market liquidity and decrease in business activity due to the impacts of the COVID-19 pandemic and is below our historical range of 90% to 95%. We expect the loan to deposit ratio to remain below historical levels for the foreseeable future We offer a wide range of loan products to meet the demands of our clients. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Total loans receivable decreased $652.6 million during the nine months ended September 30, 2021, primarily reflecting decreased commercial business loan balances due to SBA PPP loan forgiveness repayments, as well as decreased commercial construction, multifamily construction, one-to-four family residential, consumer, and agricultural business loan balances, partially offset by increased commercial real estate, multifamily real estate, one- to four-family construction, and land and land development loan balances. Excluding SBA PPP loans, total loans receivable increased $81.7 million during the nine months ended September 30, 2021. At September 30, 2021, our loans receivable totaled $9.22 billion compared to $9.87 billion at December 31, 2020 and $10.16 billion at September 30, 2020.

The following table sets forth the composition of the Company’s loans receivable by type of loan as of the dates indicated (dollars in thousands):

				Percentage Change
	Sep 30, 2021	Dec 31, 2020	Sep 30, 2020	Prior Year End	Prior Year
Commercial real estate:
Owner-occupied	$1,122,275	$1,076,467	$1,049,877	4.3%	6.9%
Investment properties	1,980,284	1,955,684	1,991,258	1.3	(0.6)
Small balance CRE	601,751	573,849	597,971	4.9	0.6
Multifamily real estate	532,760	428,223	426,659	24.4	24.9
Construction, land and land development:
Commercial construction	170,205	228,937	220,285	(25.7)	(22.7)
Multifamily construction	278,184	305,527	291,105	(8.9)	(4.4)
One- to four-family construction	571,431	507,810	518,085	12.5	10.3
Land and land development	308,164	248,915	240,803	23.8	28.0
Commercial business:
Commercial business	1,039,731	1,133,989	1,193,651	(8.3)	(12.9)
SBA PPP	306,976	1,044,472	1,149,968	(70.6)	(73.3)
Small business scored	775,554	743,451	763,824	4.3	1.5
Agricultural business, including secured by farmland:
Agricultural business, including secured by farmland	284,255	299,949	326,169	(5.2)	(12.9)
SBA PPP	3,214	—	—	nm	nm
One- to four-family residential	682,368	717,939	771,431	(5.0)	(11.5)
Consumer:
Consumer—home equity revolving lines of credit	462,819	491,812	504,523	(5.9)	(8.3)
Consumer—other	98,413	113,958	118,308	(13.6)	(16.8)
Total loans receivable	$9,218,384	$9,870,982	$10,163,917	(6.6)%	(9.3)%

Our commercial real estate loans for owner-occupied, investment properties, and small balance CRE totaled $3.70 billion, or 40% of our loan portfolio at September 30, 2021. In addition, multifamily residential real estate loans totaled $532.8 million and comprised 6% of our loan portfolio. Commercial real estate loans increased by $98.3 million during the first nine months of 2021 while multifamily real estate loans increased by $104.5 million.

We also originate commercial, multifamily, and one- to four-family construction, land and land development loans, which totaled $1.33 billion, or 14% of our loan portfolio at September 30, 2021, compared to $1.29 billion at December 31, 2020 and $1.27 billion at

September 30, 2020. One- to four-family construction balances increased $63.6 million, or 13%, to $571.4 million at September 30, 2021 compared to $507.8 million at December 31, 2020 and increased $53.3 million, or 10%, compared to $518.1 million at September 30, 2020. We also originate one- to four-family construction loans for owner occupants, although construction balances for these loans are modest as the loans convert to one- to four-family residential loans upon completion of the homes and are often sold in the secondary market. One- to four-family construction loans represented approximately 6% of our total loan portfolio at September 30, 2021.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  Our commercial business lending, to a lesser extent, includes participation in certain syndicated loans, including shared national credits, which totaled $152.6 million at September 30, 2021. Our commercial and agricultural business loans decreased $812.1 million to $2.41 billion at September 30, 2021, compared to $3.22 billion at December 31, 2020, and decreased $1.02 billion, or 30%, compared to $3.43 billion at September 30, 2020. The decrease reflects SBA PPP loan repayments from SBA loan forgiveness during the first nine months of 2021 and to a lesser extent lower line of credit usage due to decreased business activity and seasonal decreases in agricultural loan balances. SBA PPP loans decreased 70% to $310.2 million at September 30, 2021, compared to $1.04 billion at December 31, 2020, and decreased 73% when compared to $1.15 billion at September 30, 2020. Commercial and agricultural business loans represented approximately 26% of our portfolio at September 30, 2021.

Our one- to four-family residential loan originations have been strong, as interest rates have declined during the last year. We are active originators of one- to four-family residential loans in most communities where we have established offices in Washington, Oregon, California and Idaho. Most of the one- to four-family residential loans that we originate are sold in secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. At September 30, 2021, our outstanding balance of one- to four-family residential loans retained in our portfolio decreased $35.6 million, to $682.4 million, compared to $717.9 million at December 31, 2020, and decreased $89.1 million, or 12%, compared to $771.4 million at September 30, 2020. The decrease in one-to-four family residential loans since September 30, 2020 primarily reflects portfolio loans being refinanced and sold as held for sale loans. One- to four-family residential loans represented 7% of our loan portfolio at September 30, 2021.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit clients. At September 30, 2021, consumer loans, including home equity revolving lines of credit, decreased $44.5 million to $561.2 million, compared to $605.8 million at December 31, 2020, and decreased $61.6 million compared to $622.8 million at September 30, 2020.

The following table shows the commitment amount for loan origination (excluding loans held for sale) activity for the three and nine months ended September 30, 2021 and September 30, 2020 (in thousands):

	Three Months Ended		Nine months ended
	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Commercial real estate	$174,827	$74,400	$369,459	$262,524
Multifamily real estate	26,155	2,664	84,707	19,219
Construction and land	496,386	412,463	1,453,583	1,073,031
Commercial business:
Commercial business	229,859	128,729	527,766	495,869
SBA PPP	907	24,848	485,077	1,176,018
Agricultural business	9,223	16,990	48,936	64,544
One-to four- family residential	49,594	32,733	154,411	88,311
Consumer	145,102	132,100	363,848	326,110
Total commitment amount for loan originations (excluding loans held for sale)	$1,132,053	$824,927	$3,487,787	$3,505,626

The origination table above includes loan participations and loan purchases. There were $4.3 million of loan purchases during the nine months ended September 30, 2021 and $18,000 of loan purchases during the nine months ended September 30, 2020.

Loans held for sale decreased to $63.7 million at September 30, 2021, compared to $243.8 million at December 31, 2020, as the sales of held-for-sale loans exceeded originations of held-for-sale loans during the nine months ended September 30, 2021. Loans held for sale were $185.9 million at September 30, 2020. Originations of loans held for sale decreased to $912.5 million for the nine months ended September 30, 2021 compared to $1.03 billion for the same period last year, primarily due to decreased refinance activity for one- to four-family residential mortgage loans. The volume of one- to four-family residential mortgage loans sold was $799.3 million during the nine months ended September 30, 2021, compared to $824.0 million in the same period a year ago. During the nine months ended September 30, 2021, we sold $287.7 million in multifamily loans compared to $231.4 million for the same period last year. Loans held for sale at September 30, 2021 included $9.7 million of multifamily loans and $54.0 million of one- to four-family residential mortgage loans compared to $60.8 million of multifamily loans and $125.2 million of one- to four-family residential mortgage loans at September 30, 2020.

The following table presents loans by geographic concentration at September 30, 2021, December 31, 2020 and September 30, 2020 (dollars in thousands):

	Sep 30, 2021		Dec 31, 2020	Sep 30, 2020	Percentage Change
	Amount	Percentage	Amount	Amount	Prior Year End	Prior Year Qtr
Washington	$4,319,008	46.9%	$4,647,553	$4,767,113	(7.1)%	(9.4)%
California	2,160,280	23.4	2,279,749	2,316,739	(5.2)	(6.8)
Oregon	1,679,452	18.2	1,792,156	1,858,465	(6.3)	(9.6)
Idaho	536,128	5.8	537,996	576,983	(0.3)	(7.1)
Utah	89,620	1.0	80,704	76,314	11.0	17.4
Other	433,896	4.7	532,824	568,303	(18.6)	(23.7)
Total loans receivable	$9,218,384	100.0%	$9,870,982	$10,163,917	(6.6)%	(9.3)%

Investment Securities: Our total investment in securities increased $1.15 billion to $3.92 billion at September 30, 2021 from December 31, 2020. Securities purchased increased during the nine-month period ended September 30, 2021, as we deployed excess balance sheet liquidity. Purchases were primarily in securities issued by government-sponsored entities. The average effective duration of Banner’s securities portfolio was approximately 4.4 years at September 30, 2021. Net fair value adjustments to the portfolio of securities held for trading, which were included in net income, were an increase of $1.9 million in the nine months ended September 30, 2021. In addition, fair value adjustments for securities designated as available-for-sale reflected a decrease of $62.7 million for the nine months ended September 30, 2021, which was included net of the associated tax benefit of $15.1 million as a component of other comprehensive income, and largely occurred as a result of decreased market yields and spreads on certain types of securities. (See Note 3 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.) The Company held $300.0 million of securities purchased under resell agreements at September 30, 2021 compared to none at December 31, 2020.

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

The following table sets forth the Company’s deposits by type of deposit account as of the dates indicated (dollars in thousands):

				Percentage Change
	Sep 30, 2021	Dec 31, 2020	Sep 30, 2020	Prior Year End	Prior Year Quarter
Non-interest-bearing	$6,400,864	$5,492,924	$5,412,570	16.5%	18.3%
Interest-bearing checking	1,799,657	1,569,435	1,434,224	14.7	25.5
Regular savings accounts	2,773,995	2,398,482	2,332,287	15.7	18.9
Money market accounts	2,339,107	2,191,135	2,120,908	6.8	10.3
Interest-bearing transaction & savings accounts	6,912,759	6,159,052	5,887,419	12.2	17.4
Total core deposits	13,313,623	11,651,976	11,299,989	14.3	17.8
Interest-bearing certificates	851,054	915,320	915,352	(7.0)	(7.0)
Total deposits	$14,164,677	$12,567,296	$12,215,341	12.7%	16.0%

Total deposits were $14.16 billion at September 30, 2021, compared to $12.57 billion at December 31, 2020 and $12.22 billion a year ago. The $1.60 billion increase in total deposits compared to December 31, 2020 reflects a $1.66 billion increase in core deposits. The increase in total deposits from year end was due primarily to SBA PPP loan funds deposited into client accounts, fiscal stimulus payments, and an increase in client deposit accounts due to reduced business investment and changes in consumer spending habits during the COVID-19 pandemic. Non-interest-bearing account balances increased 17% to $6.40 billion at September 30, 2021, compared to $5.49 billion at December 31, 2020, and increased 18% compared to $5.41 billion a year ago. Interest-bearing transaction and savings accounts increased 12% to $6.91 billion at September 30, 2021, compared to $6.16 billion at December 31, 2020, and increased 17% compared to $5.89 billion a year ago. Certificates of deposit decreased 7% to $851.1 million at September 30, 2021, compared to $915.3 million at December 31, 2020 and decreased 7% compared to $915.4 million a year ago. We had no brokered deposits at September 30, 2021, December 31, 2020, or September 30, 2020. Core deposits represented 94% of total deposits at September 30, 2021, compared to 93% at December 31, 2020.

The following table presents deposits by geographic concentration at September 30, 2021, December 31, 2020 and September 30, 2020 (dollars in thousands):

	Sep 30, 2021		Dec 31, 2020	Sep 30, 2020	Percentage Change
	Amount	Percentage	Amount	Amount	Prior Year End	Prior Year Quarter
Washington	$7,877,919	55.6%	$7,058,404	$6,820,329	11.6%	15.5%
Oregon	3,030,109	21.4	2,604,908	2,486,760	16.3	21.8
California	2,501,521	17.7	2,237,949	2,254,681	11.8	10.9
Idaho	755,128	5.3	666,035	653,571	13.4	15.5
Total deposits	$14,164,677	100.0%	$12,567,296	$12,215,341	12.7%	16.0%

Borrowings: FHLB advances decreased to $50.0 million at September 30, 2021 from $150.0 million at December 31, 2020 as increased core deposits were sufficient to fund our asset growth, primarily growth in the securities portfolio. Other borrowings, consisting of retail repurchase agreements primarily related to client cash management accounts, increased $62.6 million, or 34%, to $247.4 million at September 30, 2021, compared to $184.8 million at December 31, 2020. On June 30, 2020, Banner issued and sold in an underwritten offer subordinated notes, resulting in net proceeds, after underwriting discounts and offering expenses, of $98.1 million. No additional junior subordinated debentures were issued or matured during the nine months ended September 30, 2021; however, the estimated fair value of these instruments increased by $7.9 million, reflecting tighter market spreads. Junior subordinated debentures totaled $124.9 million at September 30, 2021 compared to $117.0 million at December 31, 2020.

Shareholders’ Equity: Total shareholders’ equity increased $855,000 to $1.67 billion at September 30, 2021. The increase in shareholders’ equity is primarily due to the $151.1 million of year-to-date net income, partially offset by the $54.1 million decrease in accumulated other comprehensive income, primarily representing the decrease in the fair value of securities available-for-sale, net of tax, the accrual of $43.4 million of cash dividends to common shareholders and the repurchase of 1,050,000 shares of common stock at a total cost of $56.5 million. During the nine months ended September 30, 2021, no shares of restricted stock were forfeited and 59,550 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants. (See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” in this Form 10-Q.) Tangible common shareholders’ equity, which excludes goodwill and other intangible assets, increased $5.9 million to $1.28 billion, or 7.86% of tangible assets at September 30, 2021, compared to $1.27 billion, or 8.69% of tangible assets at December 31, 2020. The decrease in tangible common shareholders’ equity as a percentage of tangible assets was primarily due to the increase in tangible assets, due to an increase in excess liquidity primarily in the form of interest bearing deposits and securities.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

For the quarter ended September 30, 2021, our net income was $49.9 million, or $1.44 per diluted share, compared to $36.5 million, or $1.03 per diluted share, for the quarter ended September 30, 2020. For the nine months ended September 30, 2021 our net income was $151.1 million, or $4.32 per diluted share, compared to net income of $77.0 million, or $2.17 per diluted share for the same period a year earlier. Our net income for the current quarter was positively impacted by increased net interest income and a recapture of provision for credit losses, partially offset by a decrease in mortgage banking income and increased non-interest expense. Our net income for the nine months ended September 30, 2021 included a recapture of provision for credit losses of $28.1 million and decreased funding costs, partially offset by decreased mortgage banking income and reduced interest income due to lower yields on total interest earning assets. Our results for the nine months ended September 30, 2021 included $309,000 of COVID-19 related expenses and $660,000 of acquisition-related expenses. This compares to $3.2 million of COVID-19 related expenses and $1.5 million of acquisition-related expenses for the nine months ended September 30, 2020.

An acceleration of deferred loan fee income due to SBA PPP loan repayments from SBA loan forgiveness coupled with growth in the balance of average interest-earning assets and decreased funding costs, partially offset by the decline in the average yield on interest-earning assets, produced increased net interest income for the quarter and nine months ended September 30, 2021 compared to the same periods a year earlier. The increase in net interest income, partially offset by decreased mortgage banking income, resulted in revenues increasing for the quarter and nine months ended September 30, 2021, compared to the same periods a year earlier. Banner recorded an $8.6 million recapture of provision for credit losses for the quarter ended September 30, 2021, compared to a $15.2 million provision for credit losses in the same quarter a year ago. The recapture of provision for credit losses for the current quarter primarily reflects an improvement in forecasted economic conditions and a decrease in adversely classified loans. Non-interest expenses increased in the quarter and nine months ended September 30, 2021 compared to the same periods a year ago. The increase in non-interest expense for the quarter and nine months ended September 30, 2021, compared to the same periods a year earlier was primarily due to increases in professional and legal expenses, primarily due to increased consultant expense related to Banner Forward, expenses for litigation matters as well as increased payment and card processing services expense.

Our adjusted earnings, which excludes net gain or loss on sales of securities, changes in the valuation of financial instruments carried at fair value, merger and acquisition-related expenses, COVID-19 expenses, Banner Forward expenses and related tax expenses or benefits, were $54.3 million, or $1.57 per diluted share, for the quarter ended September 30, 2021, compared to $36.6 million, or $1.04 per diluted share, for the quarter ended September 30, 2020. For the nine months ended September 30, 2021, our adjusted earnings were $157.9 million, or $4.51 per diluted share, compared with $81.7 million, or $2.30 per diluted share, for the same period a year earlier.

Net Interest Income. Net interest income increased by $9.1 million, or 8%, to $130.1 million for the quarter ended September 30, 2021, compared to $121.0 million for the same quarter one year earlier, due to an acceleration of deferred loan fee income due to SBA PPP loan repayments from SBA loan forgiveness resulting in an increase in average loan yields, decreases in the cost of funding liabilities and an increase of $1.93 billion in the average balance of interest-earning assets, partially offset by lower yields on other average interest-earning assets. The lower yields reflect the growth in the average balance of interest-earning assets primarily being invested in short term investments including interest bearing deposits and securities available for sale. The net interest margin on a tax equivalent basis of 3.47% for the quarter ended September 30, 2021 was enhanced by three basis points as a result of acquisition accounting adjustments. This compares to a net interest margin on a tax equivalent basis of 3.72% for the quarter ended September 30, 2020, which included seven basis points from acquisition accounting adjustments. The decrease in net interest margin compared to a year earlier primarily reflects lower yields on average interest-earning assets and a larger percentage of interest-earnings assets being invested in short term investments, partially offset by decreases in the cost of funding liabilities. The lower yields on average interest-earning assets compared to a year earlier were largely due to the impact of decreases to the targeted Fed Funds Rate during the first quarter of 2020, resulting in a prolonged low rate environment which resulted in the yields on adjustable rate loan repricing lower and the yields on new loan originations and security purchases being lower than the existing portfolios as well as a higher percentage of assets being invested in low yielding short term investments. The decrease in interest-earnings asset yields were partially offset by decreases in the costs of funding liabilities compared to a year earlier which were also largely due to the prolonged low rate environment.

Net interest income for the nine months ended September 30, 2021 increased by $15.5 million, or 4%, to $375.4 million compared to $359.9 million for the same period one year earlier, as a result of a $2.27 billion increase in average interest-earning assets and the decreases in the cost of funding liabilities. The net interest margin on a tax equivalent basis decreased to 3.48% for the nine months ended September 30, 2021 compared to 3.93% for the same period in the prior year, as a result of lower yields on interest-earning assets. The net interest margin included three basis points of accretion acquisition accounting adjustments for the nine months ended September 30, 2021 and eight basis points of accretion acquisition accounting adjustments for the nine months ended September 30, 2020.

Interest Income. Interest income for the quarter ended September 30, 2021 was $135.9 million, compared to $129.6 million for the same quarter in the prior year, an increase of $6.3 million, or 5%.  The increase in interest income occurred as a result of an acceleration of deferred loan fee income due to SBA PPP loan repayments from SBA loan forgiveness, increases in the average balances of investment securities, partially offset by the decrease in the yield on total interest-earning assets. The average balance of interest-earning assets was $15.13 billion for the quarter ended September 30, 2021, compared to $13.21 billion for the same period a year earlier. The average yield on total interest-earning assets was 3.62% for the quarter ended September 30, 2021, compared to 3.98% for the same quarter one year earlier. This decrease in average yield between periods reflects a 58 basis-point decrease in the average yield on investment securities, as a larger percentage of interest earning assets were invested in low yielding short term investments partially offset by a 41 basis-point increase in the average yield on loans due to the previously mentioned acceleration of deferred loan fee income. Average loans receivable for the quarter ended September 30, 2021 decreased $920.8 million, or 9%, to $9.58 billion, compared to $10.50 billion for the same quarter in the prior year reflecting the forgiveness of SBA PPP loans. Interest income on loans decreased by $229,000 to $116.5 million for the current quarter from $116.7 million for the quarter ended September 30, 2020, reflecting the impact of the previously mentioned decrease in the average balance of loans receivable.  The increase in average loan yields reflects the yield on SBA PPP loans increasing to 10.80% for the quarter ended September 30, 2021, compared to 2.73% for the same quarter in the prior year, as a result of an acceleration of deferred loan fee income due to SBA PPP loan repayments from SBA loan forgiveness during the current quarter. The acquisition accounting loan discount accretion and the related balance sheet impact added five basis points to the current quarter’s average loan yield, compared to nine basis points for the same quarter one year earlier.

The combined average balance of mortgage-backed securities, other investment securities, equity securities, interest-bearing deposits and FHLB stock (total investment securities or combined portfolio) increased to $5.55 billion for the quarter ended September 30, 2021 (excluding the effect of fair value adjustments), compared to $2.70 billion for the quarter ended September 30, 2020; and the interest and dividend income from those investments increased by $6.5 million compared to the same quarter in the prior year. The average yield on the combined portfolio decreased to 1.46% for the quarter ended September 30, 2021, from 2.04% for the same quarter one year earlier. The decrease in average yield reflects the overall decline in market interest rates as well as the investment of excess liquidity in short term investments.

Interest income for the nine months ended September 30, 2021 was $394.0 million, compared to $390.0 million for the same period in the prior year, an increase of $4.0 million. The nine months results primarily reflect increases in the average balances of investment securities, partially offset by a decrease in the average yield on interest-earning assets.

Interest Expense. Interest expense for the quarter ended September 30, 2021 was $5.7 million, compared to $8.6 million for the same quarter in the prior year. The interest expense decrease between periods reflects an 11 basis-point decrease in the average cost of all funding liabilities, partially offset by a $1.91 billion, or 15%, increase in the average balance of funding liabilities.

Interest expense for the nine months ended September 30, 2021 was $18.6 million, compared to $30.1 million for the same period in the prior year. As with the quarterly results, the nine month results reflect a 16 basis-point decrease in the average cost of all funding liabilities, partially offset by a $2.25 billion or 19%, increase in the average balance of funding liabilities.

Deposit interest expense decreased $2.4 million, or 47%, to $2.7 million for the quarter ended September 30, 2021, compared to $5.2 million for the same quarter in the prior year, primarily as a result of a decrease in the cost of deposits, partially offset by an increase in the average balances. The average rate paid on total deposits decreased to 0.08% in the third quarter of 2021 from 0.17% for the quarter ended September 30, 2020, primarily reflecting decreases in the costs of interest-bearing checking, money market, savings, and certificates of deposit accounts, as well as an increase in the percentage of non-interest bearing deposits. The cost of interest-bearing deposits decreased by 17 basis points to 0.14% for the quarter ended September 30, 2021 compared to 0.31% in the same quarter a year earlier. Average deposit balances increased to $13.95 billion for the quarter ended September 30, 2021, from $12.07 billion for the quarter ended September 30, 2020.

Deposit interest expense decreased $11.2 million or 54%, to $9.4 million for the nine months ended September 30, 2021, compared to $20.6 million for the same period in the prior year. Average deposit balances increased to $13.50 billion for the nine months ended September 30, 2021, from $11.23 billion for the same period a year earlier, while the average rate paid on deposits decreased to 0.09% in the nine months ended September 30, 2021 from 0.25% in the nine months ended September 30, 2020. The cost of interest-bearing deposits decreased by 25 basis points to 0.17% for the nine months ended September 30, 2021 compared to 0.42% in the same period a year earlier.

The decrease in the cost of interest-bearing deposits between the periods was driven by market and competitive factors in response to the decreases in the target Fed Funds Rate last year as changes in market yields typically lag changes in the Fed Funds Rate.

Interest expense on total borrowings decreased to $3.0 million for the quarter ended September 30, 2021 from $3.4 million for the quarter ended September 30, 2020. The decrease was primarily due to decreases in the average rate paid on total borrowings and in the average balance of FHLB advances. The average rate paid on total borrowings for the quarter ended September 30, 2021 decreased to 1.97% from 2.33% for the same quarter one year earlier. Average total borrowings were $599.0 million for the quarter ended September 30, 2021, compared to $575.6 million for the same quarter one year earlier.

Interest expense on total borrowings decreased to $9.2 million for the nine months ended September 30, 2021 from $9.5 million for the nine months ended September 30, 2020. Average total borrowings were $594.2 million for the nine months ended September 30, 2021, compared to $614.8 million for the same period a year earlier and the average rate paid on total borrowings was 2.07% for both the nine months ended September 30, 2021 and September 30, 2020.

Analysis of Net Interest Spread. The following tables present for the periods indicated our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities with additional comparative data on our operating performance (dollars in thousands):

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Held for sale loans	$114,938	$996	3.44%	$161,385	$1,535	3.78%
Mortgage loans	7,245,962	83,803	4.59	7,339,181	88,011	4.77
Commercial/agricultural loans	1,534,978	15,776	4.08	1,721,186	18,553	4.29
SBA PPP loans	566,515	15,421	10.80	1,141,105	7,843	2.73
Consumer and other loans	120,112	1,774	5.86	140,493	2,195	6.22
Total loans(1)(3)	9,582,505	117,770	4.88	10,503,350	118,137	4.47
Mortgage-backed securities	2,560,027	11,820	1.83	1,250,759	7,333	2.33
Other securities	1,491,035	7,873	2.09	884,916	6,036	2.71
Equity securities	—	—	—	379,483	186	0.19
Interest-bearing deposits with banks	1,486,839	586	0.16	171,894	123	0.28
FHLB stock	13,957	135	3.84	16,363	163	3.96
Total investment securities (3)	5,551,858	20,414	1.46	2,703,415	13,841	2.04
Total interest-earning assets	15,134,363	138,184	3.62	13,206,765	131,978	3.98
Non-interest-earning assets	1,301,383			1,259,816
Total assets	$16,435,746			$14,466,581
Deposits:
Interest-bearing checking accounts	$1,771,869	282	0.06	$1,413,085	321	0.09
Savings accounts	2,721,028	458	0.07	2,251,294	813	0.14
Money market accounts	2,322,453	668	0.11	2,096,037	1,224	0.23
Certificates of deposit	863,971	1,341	0.62	966,028	2,821	1.16
Total interest-bearing deposits	7,679,321	2,749	0.14	6,726,444	5,179	0.31
Non-interest-bearing deposits	6,275,634	—	—	5,340,688	—	—
Total deposits	13,954,955	2,749	0.08	12,067,132	5,179	0.17
Other interest-bearing liabilities:
FHLB advances	98,370	655	2.64	150,000	988	2.62
Other borrowings	252,720	125	0.20	177,628	128	0.29
Subordinated debt	247,944	2,193	3.51	247,944	2,260	3.63
Total borrowings	599,034	2,973	1.97	575,572	3,376	2.33
Total funding liabilities	14,553,989	5,722	0.16	12,642,704	8,555	0.27
Other non-interest-bearing liabilities (2)	202,918			193,256
Total liabilities	14,756,907			12,835,960
Shareholders’ equity	1,678,839			1,630,621
Total liabilities and shareholders’ equity	$16,435,746			$14,466,581
Net interest income/rate spread (tax equivalent)		$132,462	3.46%		$123,423	3.71%
Net interest margin (tax equivalent)			3.47%			3.72%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(2,316)			(2,397)
Net interest income and margin		$130,146	3.41%		$121,026	3.65%
Additional Key Financial Ratios:
Return on average assets			1.20%			1.01%
Return on average equity			11.79			8.92
Average equity / average assets			10.21			11.27
Average interest-earning assets / average interest-bearing liabilities			182.82			180.86
Average interest-earning assets / average funding liabilities			103.99			104.46
Non-interest income / average assets			0.61			0.78
Non-interest expense / average assets			2.47			2.48
Efficiency ratio (4)			65.70			60.32
Adjusted efficiency ratio (5)			59.65			58.02
(1)Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due.  Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $1.3 million for the three months ended September 30, 2021 and $1.4 million for the three months ended September 30, 2020. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.0 million and $976,000 for the three months ended September 30, 2021 and September 30, 2020, respectively.
(4)Non-interest expense divided by the total of net interest income and non-interest income.
(5)Adjusted non-interest expense divided by adjusted revenue. These represent non-GAAP financial measures. See the non-GAAP reconciliation tables above under “Executive Overview—Non-GAAP Financial Measures.”

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Held for sale loans	$101,380	$2,465	3.25%	$155,571	$4,506	3.87%
Mortgage loans	7,179,859	245,056	4.56	7,321,206	268,244	4.89
Commercial/agricultural loans	1,511,723	47,513	4.20	1,811,854	61,424	4.53
SBA PPP loans	958,848	44,009	6.14	638,380	13,131	2.75
Consumer and other loans	123,483	5,549	6.01	151,968	7,151	6.29
Total loans(1)(3)	9,875,293	344,592	4.67	10,078,979	354,456	4.70
Mortgage-backed securities	2,320,474	32,855	1.89	1,297,020	24,652	2.54
Other securities	1,265,056	21,648	2.29	710,967	15,205	2.86
Equity securities	574	—	—	165,395	309	0.25
Interest-bearing deposits with banks	1,221,241	1,224	0.13	159,065	688	0.58
FHLB stock	14,629	457	4.18	19,822	785	5.29
Total investment securities (3)	4,821,974	56,184	1.56	2,352,269	41,639	2.36
Total interest-earning assets	14,697,267	400,776	3.65	12,431,248	396,095	4.26
Non-interest-earning assets	1,255,512			1,232,997
Total assets	$15,952,779			$13,664,245
Deposits:
Interest-bearing checking accounts	$1,714,920	899	0.07	$1,352,369	1,164	0.11
Savings accounts	2,611,046	1,433	0.07	2,133,780	3,566	0.22
Money market accounts	2,284,904	2,111	0.12	1,940,096	5,228	0.36
Certificates of deposit	888,502	4,943	0.74	1,069,145	10,665	1.33
Total interest-bearing deposits	7,499,372	9,386	0.17	6,495,390	20,623	0.42
Non-interest-bearing deposits	6,001,354	—	—	4,738,559	—	—
Total deposits	13,500,726	9,386	0.09	11,233,949	20,623	0.25
Other interest-bearing liabilities:
FHLB advances	114,103	2,244	2.63	236,949	4,036	2.28
Other borrowings	232,142	358	0.21	195,977	482	0.33
Junior subordinated debentures and subordinated notes	247,944	6,605	3.56	181,886	4,988	3.66
Total borrowings	594,189	9,207	2.07	614,812	9,506	2.07
Total funding liabilities	14,094,915	18,593	0.18	11,848,761	30,129	0.34
Other non-interest-bearing liabilities (2)	203,349			197,912
Total liabilities	14,298,264			12,046,673
Shareholders’ equity	1,654,515			1,617,572
Total liabilities and shareholders’ equity	$15,952,779			$13,664,245
Net interest income/rate spread (tax equivalent)		$382,183	3.47%		$365,966	3.92%
Net interest margin (tax equivalent)			3.48%			3.93%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(6,822)			(6,102)
Net interest income and margin		$375,361	3.41%		$359,864	3.87%
Additional Key Financial Ratios:
Return on average assets			1.27%			0.75%
Return on average equity			12.21			6.36
Average equity / average assets			10.37			11.84
Average interest-earning assets / average interest-bearing liabilities			181.59			174.84
Average interest-earning assets / average funding liabilities			104.27			104.92
Non-interest income / average assets			0.60			0.73
Non-interest expense / average assets			2.42			2.68
Efficiency ratio (4)			64.45			63.00
Adjusted efficiency ratio (5)			60.39			59.59
(1)Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due.  Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $3.8 million for the nine months ended September 30, 2021 and $3.6 million for the nine months ended September 30, 2020. The tax equivalent yield adjustment to interest earned on tax exempt securities was $3.0 million and $2.5 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.
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

ADDITIONAL FINANCIAL INFORMATION
(dollars in thousands)
	Quarters Ended
CHANGE IN THE	Sep 30, 2021	June 30, 2021	Sep 30, 2020
ALLOWANCE FOR CREDIT LOSSES - LOANS
Balance, beginning of period	$148,009	$156,054	$156,352
(Recapture)/provision for credit losses – loans	(8,850)	(8,100)	13,641
Recoveries of loans previously charged off:
Commercial real estate	923	147	23
One- to four-family residential	19	20	94
Commercial business	230	321	246
Agricultural business, including secured by farmland	17	8	—
Consumer	227	97	82
	1,416	593	445
Loans charged off:
Commercial real estate	—	(3)	(379)
One- to four-family residential	—	—	(72)
Commercial business	(362)	(123)	(1,297)
Agricultural business, including secured by farmland	(179)	(2)	(492)
Consumer	(119)	(410)	(233)
	(660)	(538)	(2,473)
Net recoveries (charge-offs)	756	55	(2,028)
Balance, end of period	$139,915	$148,009	$167,965
Net recoveries (charge-offs) / Average loans receivable	0.008%	0.001%	(0.019)%

The provision for credit losses - loans reflects the amount required to maintain the allowance for credit losses - loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. During the three months ended September 30, 2021, we recorded a recapture of provision for credit losses - loans of $8.9 million, compared to a recapture of provision for credit losses - loans of $8.1 million during the prior quarter and a provision for credit losses - loans of $13.6 million during the quarter a year ago. The recapture of provision for credit losses - loans for the current quarter and prior quarter primarily reflects improvement in the forecasted economic indicators and a decrease in adversely classified loans. In addition, management has updated its assessment of qualitative factors including assessing the current conditions within the specific markets we serve compared to the nationally forecasted economic indicators. The provision for credit losses recorded in the third quarter a year ago reflected the deterioration in forecasted economic indicators, including higher forecasted unemployment rates and lower gross domestic product as a result of the COVID-19 pandemic as well as risk rating downgrades on loans that were considered at heightened risk due to the COVID-19 pandemic. Future assessments of the expected credit losses will not only be impacted by changes to the reasonable and supportable forecast, but will also include an updated assessment of qualitative factors, as well as consideration of any required changes in the reasonable and supportable forecast reversion period. No allowance for credit losses-loans was recorded on the $310.2 million balance of SBA PPP loans at September 30, 2021 as these loans are fully guaranteed by the SBA.

Net loan recoveries were $756,000 for the quarter ended September 30, 2021 compared to net loan charge-offs of $2.0 million for the same quarter in the prior year. The allowance for credit losses - loans was $139.9 million at September 30, 2021 compared to $148.0 million at June 30, 2021 and $168.0 million at September 30, 2020. The allowance for credit losses - loans as a percentage of total loans (loans receivable excluding allowance for credit losses) was 1.52% at September 30, 2021 as compared to 1.53% at June 30, 2021 and 1.65% at September 30, 2020. The decrease in the allowance for credit losses - loans as a percentage of loans at September 30, 2021 compared to September 30, 2020 reflects the recapture of provision for credit losses - loans recorded during 2021, primarily as the result of the improvement in the forecasted economic indicators as well as the decrease in adversely classified loans.

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

	Quarters Ended		Nine Months Ended
CHANGE IN THE	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
ALLOWANCE FOR CREDIT LOSSES - UNFUNDED LOAN COMMITMENTS
Balance, beginning of period	$9,909	$10,555	$13,297	$2,716
Beginning balance adjustment for adoption of ASC 326	—	—	—	7,022
Provision/(recapture) for credit losses - unfunded loan commitments	218	1,539	(3,170)	2,356
Balance, end of period	$10,127	$12,094	$10,127	$12,094

The allowance for credit losses - unfunded loan commitments was $10.1 million at September 30, 2021 compared to $12.1 million at September 30, 2020. The decrease in the allowance for credit losses - unfunded loan commitments reflects the recapture of provision for credit losses - unfunded loan commitments recorded during the nine months ended September 30, 2021. During the quarter ended September 30, 2021, we recorded a provision for credit losses - unfunded loan commitments of $218,000, compared to a $1.5 million provision for loan losses - unfunded loan commitments during the comparable quarter a year ago. During the nine months ended September 30, 2021, we recorded a recapture of provision for credit losses - unfunded loan commitments of $3.2 million, compared to a provision for loan losses - unfunded loan commitments of $2.4 million during the same period a year earlier. The recapture of provision for credit losses - unfunded loan commitments for the nine months ended September 30, 2021 was primarily the result of an improvement in the forecasted economic indicators.

Non-interest Income. The following table presents the key components of non-interest income for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2021	2020	Change Amount	Change Percent	2021	2020	Change Amount	Change Percent
Deposit fees and other service charges	$10,457	$8,742	$1,715	19.6%	$29,154	$26,091	$3,063	11.7%
Mortgage banking operations	9,752	16,562	(6,810)	(41.1)	28,670	40,891	(12,221)	(29.9)
Bank owned life insurance	1,245	1,286	(41)	(3.2)	3,797	4,653	(856)	(18.4)
Miscellaneous	2,046	951	1,095	115.1	7,808	5,017	2,791	55.6
	23,500	27,541	(4,041)	(14.7)	69,429	76,652	(7,223)	(9.4)
Net gain on sale of securities	56	644	(588)	(91.3)	618	815	(197)	(24.2)
Net change in valuation of financial instruments carried at fair value	1,778	37	1,741	nm	1,895	(2,360)	4,255	(180.3)
Total non-interest income	$25,334	$28,222	$(2,888)	(10.2)	$71,942	$75,107	$(3,165)	(4.2)

Non-interest income was $25.3 million for the quarter ended September 30, 2021, compared to $28.2 million for the same quarter in the prior year and $71.9 million for the nine months ended September 30, 2021, compared to $75.1 million for the same period in the prior year. Our non-interest income for the quarter ended September 30, 2021 included a $1.8 million net gain for fair value adjustments and a net gain of $56,000 on sales of securities. For the quarter ended September 30, 2020, fair value adjustments resulted in a net gain of $37,000 and we had a net gain of $644,000 on sale of securities. Our non-interest income for the nine months ended September 30, 2021 included a net gain of $1.9 million for fair value adjustments and a $618,000 net gain on sale of securities. During the nine months ended September 30, 2020, fair value adjustments resulted in a net loss of $2.4 million and we had a $815,000 net gain on sale of securities. For a more detailed discussion of our fair value adjustments, please refer to Note 8 in the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.

Deposit fees and other service charges increased by $1.7 million, or 20%, for the quarter ended September 30, 2021 and increased $3.1 million, or 12%, for the nine months ended September 30, 2021, compared to the same periods a year ago. The increase in deposit fees and other service charges for the quarter and nine months ended September 30, 2021 compared to the same periods a year ago is primarily a result of increased transaction deposit account activity and higher fees on certain transactions. Mortgage banking revenues, including gains on one- to four-family and multifamily loan sales and loan servicing fees, decreased $6.8 million for the quarter ended September 30, 2021 and $12.2 million for the nine months ended September 30, 2021, compared to the same periods a year ago. Gains on sales of multifamily loans in the current quarter resulted in income of $2.4 million for the quarter ended September 30, 2021, compared to $1.1 million for the same period a year ago, and $5.8 million for the nine months ended September 30, 2021, compared to $1.4 million for the same period a year ago. Gains on sales of one- to four-family loans in the current quarter resulted in income of $6.9 million for the quarter ended September 30, 2021, compared to $15.7 million in the same period a year ago, and $22.3 million for the nine months ended September 30, 2021, compared to $39.6 million for the same period a year ago. The lower mortgage banking revenue reflected a decrease in the gain on sale margin on one- to four-family held-for-sale loans, as well as a reduction in the volume of one- to four-family loans sold, reflecting a decrease in refinance activity, partially offset by higher gains on the sale of multifamily held-for-sale loans. Home purchase activity accounted for 68% of one- to four-family mortgage banking loan originations during the quarter ended September 30, 2021, compared to 56% during the quarter ended September 30, 2020. The decrease in bank owned life insurance income for quarter and nine months ended September 30, 2021 compared to the same periods a year ago was due to death benefit proceeds received in the second quarter of 2020. The increase in miscellaneous income for the quarter and nine months ended September 30, 2021 compared to the same periods a year ago was a result of higher gains on sales of

SBA loans during the current quarter. The increase in miscellaneous income for the nine months ended September 30, 2021 was also impacted by higher gains related to the disposition of closed branch locations.

Non-interest Expense.  The following table represents key elements of non-interest expense for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2021	2020	Change Amount	Change Percent	2021	2020	Change Amount	Change Percent
Salaries and employee benefits	$59,799	$61,171	$(1,372)	(2.2)%	$186,553	$184,494	$2,059	1.1%
Less capitalized loan origination costs	(8,290)	(8,517)	227	(2.7)	(26,754)	(25,433)	(1,321)	5.2
Occupancy and equipment	13,153	13,022	131	1.0	38,965	39,114	(149)	(0.4)
Information/computer data services	6,110	6,090	20	0.3	17,915	17,984	(69)	(0.4)
Payment and card processing expenses	6,181	4,044	2,137	52.8	15,482	12,135	3,347	27.6
Professional and legal expenses	12,324	2,368	9,956	420.4	20,023	6,450	13,573	210.4
Advertising and marketing	1,521	1,105	416	37.6	3,965	3,584	381	10.6
Deposit insurance expense	1,469	1,628	(159)	(9.8)	4,243	4,968	(725)	(14.6)
State/municipal business and use taxes	1,219	1,196	23	1.9	3,367	3,284	83	2.5
REO operations	53	(11)	64	(581.8)	(71)	93	(164)	(176.3)
Amortization of core deposit intangibles	1,575	1,864	(289)	(15.5)	4,997	5,867	(870)	(14.8)
Miscellaneous	6,977	5,285	1,692	32.0	18,642	16,841	1,801	10.7
	102,091	89,245	12,846	14.4	287,327	269,381	17,946	6.7
COVID-19 expenses	44	778	(734)	(94.3)	309	3,169	(2,860)	(90.2)
Merger and acquisition-related expenses	10	5	5	100.0	660	1,483	(823)	(55.5)
Total non-interest expense	$102,145	$90,028	$12,117	13.5%	$288,296	$274,033	$14,263	5.2%

Non-interest expenses were $102.1 million for the quarter ended September 30, 2021, compared to $90.0 million for the quarter ended September 30, 2020. For the nine months ended September 30, 2021, non-interest expense increased by $14.3 million, to $288.3 million, compared to $274.0 million for the same period last year. The current quarter non-interest expense includes increased professional and legal expenses, payment and card processing services expenses, and miscellaneous non-interest expenses, partially offset by decreased salary and employee benefits. In addition, the quarter ended September 30, 2021 included $44,000 of COVID-19 expenses, compared to $778,000 for the quarter ended September 30, 2020. The increase in non-interest expenses for the nine months ended September 30, 2021 reflects increases in professional and legal expenses, payment and card processing services expenses, salary and employee benefits expenses, and miscellaneous expenses, partially offset by increased capitalized loan origination costs. The nine months ended September 30, 2021 included $309,000 of COVID-19 expenses, compared to $3.2 million for the same period last year.

Salary and employee benefits expenses decreased $1.4 million to $59.8 million for the quarter ended September 30, 2021, compared to $61.2 million for the quarter ended September 30, 2020, primarily reflecting a reduction in staffing. Salary and employee benefits expenses increased to $186.6 million for the nine months ended September 30, 2021, compared to $184.5 million for the nine months ended September 30, 2020, primarily reflecting $1.3 million of severance expense related to a reduction in staffing as well as a $1.2 million adjustment recorded in the first quarter of 2021 to increase the liability related to deferred compensation plans and normal salary and wage adjustments. Capitalized loan origination costs increased $1.3 million for the nine months ended September 30, 2021, compared to the same period in the prior year, primarily related to the origination of SBA PPP loans during the first quarter of 2021. Professional and legal expenses increased $10.0 million for the quarter ended September 30, 2021 and $13.6 million for the nine months ended September 30, 2021, compared to the same periods in the prior year, primarily due to an increase in consulting expenses, which included $5.8 million of expense related to Banner Forward for the quarter ended September 30, 2021 and $8.3 million of expense related to the Banner Forward initiative for the nine months ended September 30, 2021, as well as a $4.0 million accrual recorded related to pending litigation during the current quarter. Miscellaneous expenses increased $1.7 million for the quarter ended September 30, 2021 and $1.8 million for the nine months ended September 30, 2021, compared to the same periods in the prior year, primarily reflecting increased loan related expenses.

Banner’s efficiency ratio was 65.70% for the current quarter, compared to 60.32% in the year ago quarter. Banner’s adjusted efficiency ratio was 59.65% for the current quarter, compared to 58.02% in the year ago quarter. See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to the efficiency ratio.

Income Taxes. For the quarter ended September 30, 2021, we recognized $12.1 million in income tax expense for an effective tax rate of 19.5%, which reflects our normal statutory tax rate reduced by the effect of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting. Our statutory income tax rate is 23.7%, representing a blend of the statutory federal income tax rate of 21.0% and apportioned effects of the state income tax rates. For the quarter ended September 30, 2020, we recognized $7.5 million in income tax expense for an effective tax rate of 17.0%. For the nine months ended September 30, 2021, we recognized $36.0 million in income tax expense for an effective tax rate of 19.3%, compared to $16.7 million in income tax expense for an effective tax rate of 17.8% for the nine months ended September 30, 2020. For more discussion on our income taxes, please refer to Note 9 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

Asset Quality

Maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us. We actively engage our borrowers to resolve classified loans, problem assets and effectively manage REO as a result of foreclosures.

Non-Performing Assets:  Non-performing assets decreased to $29.7 million, or 0.18% of total assets, at September 30, 2021, from $36.5 million, or 0.24% of total assets, at December 31, 2020, and decreased compared to $36.7 million, or 0.25% of total assets, at September 30, 2020. Our allowance for credit losses - loans was $139.9 million, or 485% of non-performing loans at September 30, 2021 compared to $167.3 million, or 470% of non-performing loans at December 31, 2020 and $168.0 million, or 482% of non-performing loans at September 30, 2020.  In addition to the allowance for credit losses - loans, the Company maintains an allowance for credit losses - unfunded loan commitments which was $10.1 million at September 30, 2021, compared to $13.3 million at December 31, 2020 and $12.1 million at September 30, 2020. We believe our level of non-performing loans and assets continues to be manageable at September 30, 2021. The primary components of the $29.7 million in non-performing assets were $24.0 million in nonaccrual loans, $4.8 million in loans more than 90 days delinquent and still accruing interest, and $869,000 in REO and other repossessed assets.

Loans are reported as TDRs when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  If any TDR loan becomes delinquent or other matters call into question the borrower’s ability to repay full interest and principal in accordance with the restructured terms, the TDR loan would be reclassified as nonaccrual.  At September 30, 2021, we had $5.3 million of restructured loans performing under their restructured repayment terms.

The following table sets forth information with respect to our non-performing assets and restructured loans at the dates indicated (dollars in thousands):

	September 30, 2021	December 31, 2020	September 30, 2020
Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$14,931	$18,199	$7,824
Construction and land	354	936	937
One- to four-family	3,182	3,556	2,978
Commercial business	2,700	5,407	14,867
Agricultural business, including secured by farmland	1,022	1,743	2,066
Consumer	1,850	2,719	2,896
	24,039	32,560	31,568
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	3,955	—	—
One- to four-family	772	1,899	2,649
Commercial business	61	1,025	425
Consumer	34	130	181
	4,822	3,054	3,255
Total non-performing loans	28,861	35,614	34,823
REO, net (2)	852	816	1,795
Other repossessed assets held for sale	17	51	37
Total non-performing assets	$29,730	$36,481	$36,655

Total non-performing loans to loans before allowance for credit losses	0.31%	0.36%	0.34%
Total non-performing loans to total assets	0.17%	0.24%	0.24%
Total non-performing assets to total assets	0.18%	0.24%	0.25%
Total nonaccrual loans to loans before allowance for credit losses	0.26%	0.33%	0.31%
Restructured loans performing under their restructured terms (3)	$5,273	$6,673	$5,790

Loans 30-89 days past due and on accrual	$6,911	$12,291	$18,158

(1)Includes $355,000 of nonaccrual TDR loans at September 30, 2021. For the nine months ended September 30, 2021, interest income was reduced by $740,000 as a result of nonaccrual loan activity, which includes the reversal of $116,000 of accrued interest as of the date the loan was placed on nonaccrual. There was no interest income recognized on nonaccrual loans for the nine months ended September 30, 2021.
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

In addition to the non-performing loans as of September 30, 2021, we had other classified loans with an aggregate outstanding balance of $197.4 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

The following table presents the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade at the dates indicated (in thousands):

	September 30, 2021	December 31, 2020	September 30, 2020

Pass	$8,956,604	$9,494,147	$9,699,098
Special Mention	36,001	36,598	41,575
Substandard	225,779	340,237	423,244
Total	$9,218,384	$9,870,982	$10,163,917

The decrease in substandard loans during the nine months ended September 30, 2021 primarily reflects the payoff of substandard loans as well as risk rating upgrades as certain industries impacted by the COVID-19 pandemic have begun to stabilize.

REO: REO was $852,000 at September 30, 2021 compared to $816,000 at December 31, 2020. The following table shows REO activity for the three and nine months ended September 30, 2021 and September 30, 2020 (in thousands):

	Three Months Ended		Nine months ended
	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Balance, beginning of period	$763	$2,400	$816	$814
Additions from loan foreclosures	89	—	512	1,588
Proceeds from dispositions of REO	—	(707)	(783)	(805)
Gain on sale of REO	—	120	307	216
Valuation adjustments in the period	—	(18)	—	(18)
Balance, end of period	$852	$1,795	$852	$1,795

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

Our primary investing activity is the origination of loans and, in certain periods, the purchase of securities or loans.  During the nine months ended September 30, 2021 and September 30, 2020, our loan originations, including originations of loans held for sale, exceeded our loan repayments by $252.5 million and $1.89 billion, respectively. There were $4.3 million of loan purchases during the nine months ended September 30, 2021 and $18,000 of loan purchases during the nine months ended September 30, 2020. This activity was funded primarily by increased core deposits and the sale of loans in 2021. During the nine months ended September 30, 2021 and September 30, 2020, we received proceeds of $1.15 billion and $1.10 billion, respectively, from the sale of loans. Securities purchased during the nine months ended September 30, 2021 and September 30, 2020 totaled $2.44 billion and $824.0 million, respectively, and securities repayments, maturities and sales in those periods were $1.22 billion and $461.4 million, respectively.

Our primary financing activity is gathering deposits. Total deposits increased by $1.60 billion during the first nine months of 2021, as core deposits increased by $1.66 billion, partially offset by a $64.3 million decrease in certificates of deposits. The increase in total deposits during the first nine months of 2021 was due primarily to SBA PPP loan funds deposited into client accounts, fiscal stimulus payments, and an increase in average deposit account balances due to client’s maintaining a higher level of liquidity during the COVID-19 pandemic. Certificates of deposit are generally more vulnerable to competition and more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At September 30, 2021, certificates of deposit totaled $851.1 million, or 6% of our total deposits, including $644.9 million which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our certificates of deposit as they mature.

FHLB advances decreased $100.0 million during the first nine months of 2021 to $50.0 million at September 30, 2021. Other borrowings increased $62.6 million to $247.4 million at September 30, 2021 from $184.8 million at December 31, 2020.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the nine months ended

September 30, 2021 and 2020, we used our sources of funds primarily to fund loan commitments and purchase securities. At September 30, 2021, we had outstanding loan commitments totaling $3.75 billion, primarily relating to undisbursed loans in process and unused credit lines. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings.  We maintain credit facilities with the FHLB-Des Moines, which provided for advances that in the aggregate would equal the lesser of 45% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock).  At September 30, 2021, under these credit facilities based on pledged collateral, Banner Bank had $2.24 billion of available credit capacity. Advances under these credit facilities totaled $50.0 million at September 30, 2021. In addition, Banner Bank has been approved for participation in the Borrower-In-Custody (BIC) program by the Federal Reserve Bank of San Francisco (FRBSF).  Under this program, based on pledged collateral, Banner Bank had available lines of credit of approximately $813.2 million as of September 30, 2021.  We had no funds borrowed from the FRBSF at September 30, 2021 or December 31, 2020.
Banner Corporation is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner Corporation’s primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At September 30, 2021, the Company on an unconsolidated basis had liquid assets of $103.8 million. On June 30, 2020, Banner issued and sold in an underwritten offer of subordinated notes, resulting in net proceeds, after underwriting discounts and offering expenses, of $98.1 million.  The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.

As noted below, Banner Corporation and its subsidiary bank continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the nine months ended September 30, 2021, total shareholders’ equity increased $855,000, to $1.67 billion.  At September 30, 2021, tangible common shareholders’ equity, which excludes goodwill and other intangible assets, was $1.28 billion, or 7.86% of tangible assets.  See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to tangible common shareholders’ equity.  Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Bank to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets.  In addition to the minimum capital ratios, both Banner Corporation and the Bank are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital of more than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At September 30, 2021, Banner Corporation and the Bank each exceeded all regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 15 of the Notes to the Consolidated Financial Statements included in the 2020 Form 10-K for additional information regarding regulatory capital requirements for Banner Corporation and the Bank.)

The actual regulatory capital ratios calculated for Banner Corporation and Banner Bank as of September 30, 2021, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as “Adequately Capitalized”		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Amount
Banner Corporation—consolidated
Total capital to risk-weighted assets	$1,635,458	14.71%	$889,533	8.00%	$1,111,916	10.00%
Tier 1 capital to risk-weighted assets	1,407,993	12.66	667,149	6.00	667,149	6.00
Tier 1 leverage capital to average assets	1,407,993	8.79	640,528	4.00	n/a	n/a
Common equity tier 1 capital	1,264,493	11.37	500,362	4.50	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	1,524,897	13.72	889,034	8.00	1,111,292	10.00
Tier 1 capital to risk-weighted assets	1,397,432	12.57	666,775	6.00	889,034	8.00
Tier 1 leverage capital to average assets	1,397,432	8.73	640,385	4.00	800,482	5.00
Common equity tier 1 capital	1,397,432	12.57	500,081	4.50	722,340	6.50

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

The following table sets forth, as of September 30, 2021, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$87,175	18.7%	$204,162	22.1%	$(256,477)	(10.7)%
+300	75,127	16.1	176,495	19.1	(173,602)	(7.2)
+200	56,016	12.0	132,671	14.3	(80,481)	(3.4)
+100	30,740	6.6	73,833	8.0	4,991	0.2
0	—	—	—	—	—	—
-25	(5,892)	(1.3)	(14,677)	(1.6)	(30,725)	(1.3)

(1)    Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.  The targeted Federal Funds Rate was between 0.00% and 0.25% at September 30, 2021.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 2021 (dollars in thousands).  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At September 30, 2021, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $5.38 billion, representing a one-year cumulative gap to total assets ratio of 32.34%.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of September 30, 2021 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$784,648	$59,360	$114,830	$28,353	$13,380	$1,003	$1,001,574
Fixed-rate mortgage loans	375,542	270,857	789,520	446,125	400,857	19,207	2,302,108
Adjustable-rate mortgage loans	1,184,707	363,898	1,078,868	817,080	172,314	1,830	3,618,697
Fixed-rate mortgage-backed securities	192,802	173,608	538,576	404,216	749,163	374,014	2,432,379
Adjustable-rate mortgage-backed securities	398,775	66,051	21,698	2,607	7,136	—	496,267
Fixed-rate commercial/agricultural loans	125,785	158,801	334,445	209,729	117,345	38,641	984,746
Adjustable-rate commercial/agricultural loans	649,515	32,818	73,414	35,628	9,625	—	801,000
Consumer and other loans	442,104	29,499	40,083	14,827	16,236	33,268	576,017
Investment securities and interest-earning deposits	2,258,787	17,995	91,235	143,224	377,641	153,921	3,042,803
Total rate sensitive assets	6,412,665	1,172,887	3,082,669	2,101,789	1,863,697	621,884	15,255,591
Interest-bearing liabilities: (2)
Regular savings	272,979	175,140	582,937	432,955	660,351	649,633	2,773,995
Interest checking accounts	178,653	72,695	254,751	208,930	382,201	702,427	1,799,657
Money market deposit accounts	272,734	141,936	473,504	354,977	551,040	544,915	2,339,106
Certificates of deposit	387,542	257,369	183,333	21,305	1,508	—	851,057
FHLB advances	50,000	—	—	—	—	—	50,000
Subordinated notes	—	—	—	100,000	—	—	100,000
Junior subordinated debentures	147,944	—	—	—	—	—	147,944
Retail repurchase agreements	247,358	—	—	—	—	—	247,358
Total rate sensitive liabilities	1,557,210	647,140	1,494,525	1,118,167	1,595,100	1,896,975	8,309,117
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$4,855,455	$525,747	$1,588,144	$983,622	$268,597	$(1,275,091)	$6,946,474
Cumulative excess of interest-sensitive assets	$4,855,455	$5,381,202	$6,969,346	$7,952,968	$8,221,565	$6,946,474	$6,946,474
Cumulative ratio of interest-earning assets to interest-bearing liabilities	411.80%	344.12%	288.42%	265.10%	228.22%	183.60%	183.60%
Interest sensitivity gap to total assets	29.18	3.16	9.55	5.91	1.61	(7.66)	41.75
Ratio of cumulative gap to total assets	29.18	32.34	41.89	47.80	49.41	41.75	41.75

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
(2)Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(417.4) million, or (2.51)% of total assets at September 30, 2021.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020” of this report on Form 10-Q.

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

(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls Over Financial Reporting:  In the quarter ended September 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

In the normal course of our business, we have various legal proceedings and other contingent matters pending. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. Furthermore, in some matters, it is difficult to assess potential exposure because the legal proceeding is still in the pretrial stage. These claims and counter claims typically arise during the course of collection efforts on problem loans or with respect to actions to enforce liens on properties in which we hold a security interest, although we also are subject to claims related to employment matters. Claims related to employment matters may include, but are not limited to: claims by our employees of discrimination, harassment, violations of wage and hour requirements, or violations of other federal, state, or local laws and claims of misconduct or negligence on the part of our employees. Some or all of these claims may lead to litigation, including class action litigation, and these matters may cause us to incur negative publicity with respect to alleged claims. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operation for any period. At September 30, 2021, we had accrued $12.1 million related to these legal proceedings. The ultimate outcome of these legal proceedings could be more or less than what we have accrued. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, operations or cash flows, except as set forth below.

A class and collective action lawsuit, Bolding et al. v. Banner Bank, US Dist. Ct., WD WA., was filed against Banner Bank on April 17, 2017. The plaintiffs are former and/or current mortgage loan officers of AmericanWest Bank and/or Banner Bank, who allege that the employer bank failed to pay all required regular and overtime wages that were due pursuant to the Fair Labor Standards Act (“FLSA”) and related laws of the state respective to each individual plaintiff. The plaintiffs seek regular and overtime wages, plus certain penalty amounts and legal fees. On December 15, 2017, the court granted the plaintiffs’ motion for conditional certification of a class with regard to the FLSA claims; following notice given to approximately 160 potential class members, 33 persons elected to “opt-in” as plaintiffs in the class. On October 10, 2018, the Court granted plaintiffs’ motion for certification of a different class of approximately 200 members, with regard to state law claims. Significant pre-trial motions were filed by both parties, including various motions by Banner Bank seeking to dismiss and/or limit the class claims. The court granted in part and denied in part Banner Bank’s motions and has ultimately allowed the case to proceed. The Court ruled on the last of the pre-trial motions on September 13, 2021, increasing the likelihood of trial or settlement. If the case goes to trial and the Company is unsuccessful in defending the claims, damages could be higher than the amount the Company has accrued as a litigation contingency reserve for this case. We believe that there are substantial defenses to this lawsuit, and we have, and will continue to, defend this case vigorously. The ultimate outcome is unknown at this time. The trial for this case will be bifurcated between a liability phase and a damages phase. The liability phase of the trial is set to begin in September 2022.

ITEM 1A – Risk Factors

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2021:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
July 1, 2021 - July 31, 2021	407	$52.53	—	1,007,781
August 1, 2021 - August 31, 2021	300,000	55.50	300,000	707,781
September 1, 2021 - September 30, 2021	—	—	—	707,781
Total for quarter	300,407	55.49	300,000	707,781

Employees surrendered 407 shares to satisfy tax withholding obligations upon the vesting of restricted stock grants during the three months ended September 30, 2021.

On December 21, 2020, the Company announced that its Board of Directors had renewed its authorization to repurchase up to 5% of the Company’s common stock, or 1,757,781 of the Company’s outstanding shares. Under the authorization, shares may be repurchased by the

Company in open market purchases. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the quarter ended September 30, 2021, the Company repurchased 300,000 shares under the repurchase authorization, leaving 707,781 available for future repurchase.

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

3{c}
Articles of Amendment to Amended and Restated Articles of Incorporation of Registrant for non-voting common stock [incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 18, 2015 (File No. 000-26584)]

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

10{j}	Amended and Restated Executive Severance and Change in Control Plan and Summary Plan Description (Amended and Restated effective as of October 1, 2021)

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the XBRL document

Exhibit	Index of Exhibits
101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

November 4, 2021	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

November 4, 2021	/s/ Peter J. Conner
Peter J. Conner
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)