Form 10-K
period 2021-12-31
BANNER CORP
filed 2022-02-24
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
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

Large accelerated filer X	Accelerated filer _____	Non-accelerated filer _____	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ____

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U. S. C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No X

The aggregate market value of the common equity held by nonaffiliates of the registrant based on the closing sales price of the registrant’s common stock quoted on The NASDAQ Stock Market on June 30, 2021, was:
Common Stock – $1,848,276,723
 (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)
 The number of shares outstanding of the registrant’s classes of common stock as of January 31, 2022:

Common Stock, $.01 par value – 34,252,632 shares
 Documents Incorporated by Reference
Portions of Proxy Statement for Annual Meeting of Shareholders to be held May 18, 2022 are incorporated by reference into Part III.

BANNER CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, liquidity, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, generally, resulting from the ongoing novel coronavirus of 2019 (COVID-19) and any governmental or societal responses thereto; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses and provisions for credit losses; the ability to manage loan delinquency rates; competitive pressures among financial services companies; changes in consumer spending or borrowing and spending habits; interest rate movements generally and the relative differences between short and long-term interest rates, loan and deposit interest rates, net interest margin and funding sources; uncertainty regarding the future of the London Interbank Offered Rate (LIBOR), and the potential transition away from LIBOR toward new interest rate benchmarks; the impact of repricing and competitors’ pricing initiatives on loan and deposit products; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values; the ability to adapt successfully to technological changes to meet clients’ needs and developments in the marketplace; the ability to access cost-effective funding; the ability to control operating costs and expenses; including the costs associated with our “Banner Forward” initiative; the use of estimates in determining fair value of certain assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect employees, and potential associated charges; disruptions, security breaches or other adverse events, failures or interruptions in, or attacks on, information technology systems or on the third-party vendors who perform critical processing functions; changes in financial markets; changes in economic conditions in general and in Washington, Idaho, Oregon and California in particular, including the risk of inflation; secondary market conditions for loans and the ability to sell loans in the secondary market; the costs, effects and outcomes of litigation; legislation or regulatory changes or reforms, including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, results of safety and soundness and compliance examinations by the Board of Governors of the Federal Reserve System (the Federal Reserve), the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks, (the Washington DFI) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require restitution or institute an informal or formal enforcement action which could require an increase in reserves for loan losses, write-downs of assets or changes in regulatory capital position, or affect the ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions, any of which could adversely affect liquidity and earnings; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations; changes in accounting principles, policies or guidelines, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory and technological factors affecting operations, pricing, products and services; including the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the CARES Act) and the Consolidated Appropriations Act, 2021 the (CAA); future acquisitions by Banner of other depository institutions or lines of business; and future goodwill impairment due to changes in Banner’s business, changes in market conditions, and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (SEC), including this report on Form 10-K. Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us. Further, many of these risks and uncertainties are currently amplified by and may continue to be amplified by or may, in the future, be amplified by, the COVID-19 pandemic. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.  All references to “Banner” refer to Banner Corporation and those to “the Bank” refer to its wholly-owned subsidiary, Banner Bank.

PART 1

Item 1 – Business	General

Banner Corporation is a bank holding company incorporated in the State of Washington which wholly owns one subsidiary bank, Banner Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2021, its 150 branch offices and 18 loan production offices located in Washington, Oregon, California, Idaho and Utah. Banner Corporation is subject to regulation by the Federal Reserve. Banner Bank is subject to regulation by the Washington DFI and the FDIC.  As of December 31, 2021, we had total consolidated assets of $16.80 billion, net loans of $8.95 billion, total deposits of $14.33 billion and total shareholders’ equity of $1.69 billion. Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “BANR.”

Banner Bank is a regional bank which offers a wide variety of commercial banking services and financial products to individuals, businesses and public sector entities in its primary market areas.  The Bank’s primary business is that of traditional banking institutions, accepting deposits and originating loans in locations surrounding our offices in Washington, Oregon, California and Idaho.  Banner Bank is also an active participant in secondary loan markets, engaging in mortgage banking operations largely through the origination and sale of one- to four-family and multifamily residential loans.  Lending activities include commercial business and commercial real estate loans, agriculture business loans, construction and land development loans, one- to four-family and multifamily residential loans, U.S. Small Business Administration (SBA) loans and consumer loans.

We continue to invest in our delivery platform across the franchise with a primary emphasis on strengthening our presence in the higher growth regions of our markets. In addition, we continue to improve the efficiency of our branch delivery channel with on-going branch consolidations and investments in streamlining the origination of new loan and deposit accounts while simultaneously enhancing our digital service and account origination capabilities. During the past year, client adoption of mobile and digital banking accelerated, while physical branch transaction volume declined. Banner anticipates this shift in client service delivery channel preference will continue after the COVID-19 pandemic related restrictions have ended.

In addition to complementary bank acquisitions and our branch relocations and consolidations, we also focus on expanding our product offerings and investing heavily in marketing campaigns designed to significantly increase the brand awareness for Banner Bank.  During 2021, however, as a result of the COVID-19 pandemic some of our marketing campaigns were curtailed. These marketing investments are a significant element in our strategy to grow client relationships and increase our market presence, while allowing us to better serve existing and future clients.  We believe our branch network, broad product line and heightened brand awareness have created a franchise that is well positioned for growth and successful execution of our super community bank model.  Our overall strategy is focused on delivering clients, including middle market and small businesses, business owners, their families and employees, a compelling value proposition by providing the financial sophistication and breadth of products of a regional bank while retaining the appeal, responsiveness, and superior service level of a community bank.

During 2021, we implemented Banner Forward, a Bank-wide initiative to accelerate revenue growth and reduce operating expense. Implementation of this plan commenced during the third quarter of 2021 with full implementation expected by 2023, with the goal of producing meaningful results in the near term while staying true to our mission and value proposition of being connected, knowledgeable and responsive to our clients, communities and employees. The focus of Banner Forward is to accelerate growth in commercial banking, deepen relationships with retail clients, advance technology strategies to enhance our digital service channels, while streamlining underwriting and back office processes. As part of Banner Forward, we have identified potential additional opportunities to rationalize our physical footprint. We incurred expenses of $11.6 million related to Banner Forward during the year ended December 31, 2021.

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

For the year ended December 31, 2021, our net income was $201.0 million, or $5.76 earnings per diluted share, compared to $115.9 million, or $3.26 earnings per diluted share, for the prior year. Our financial results for the year ended December 31, 2021 reflect the low interest rate environment, the unprecedented level of market liquidity and the reduction in business activity in some of our markets due to the lingering impacts of the COVID-19 pandemic. The current year results include a recapture of our provision for credit losses, primarily due to the improvement in the level of adversely classified loans and forecasted economic indicators utilized to calculate credit losses as well as increased net interest income, partially offset by a decrease in mortgage banking income, increased non-interest expense, a decrease in the yield on earnings-assets as a result of the decline in market interest rates and excess liquidity being invested in relatively low yielding short term investments. Both the current year and prior year results were positively influenced by growth in interest-earnings assets and decreased funding costs.

At December 31, 2021, Banner Bank had 21 mortgage loans totaling $6.4 million operating under forbearance agreements due to COVID-19. Since these loans were performing loans that were current on their payments prior to the COVID-19 pandemic, these modifications are not considered to be troubled debt restructurings pursuant to applicable accounting and regulatory guidance through January 1, 2022

The CARES Act amended the SBA’s loan program, in which the Bank participates, to create a guaranteed, unsecured loan program, the Paycheck Protection Program (SBA PPP), to fund payroll and operational costs of eligible businesses, organizations and self-employed persons during COVID-19. During the last two years the Bank participated in the SBA’s PPP in accordance with the CARES Act and CAA. The SBA PPP ended on May 31, 2021. Prior to the program end Banner had funded over 13,000 SBA PPP loans totaling approximately $1.61 billion and, as of December 31, 2021, received SBA forgiveness for SBA PPP loans totaling $1.48 billion.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of client deposits, Federal Home Loan Bank of Des Moines (FHLB) advances, other borrowings, subordinated notes, and junior subordinated debentures. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets, interest-bearing liabilities and non-interest-bearing funding sources including non-interest-bearing deposits. Our net interest income increased 3% to $496.9 million for the year ended December 31, 2021, compared to $481.3 million for the year ended December 31, 2020. The increase in net interest income in 2021 is primarily a result of growth in total interest-earning assets and core deposits as well as the acceleration of deferred loan fees due to the repayment of SBA PPP loans from SBA loan forgiveness, partially offset by lower yields on interest-earning assets. The growth in total interest-earning assets and core deposits was largely the result of SBA PPP loan funds deposited into client deposit accounts, fiscal stimulus payments and an increase in general client liquidity due to reduced business investment and consumer spending during the COVID-19 pandemic.

Our net income is also affected by the level of our non-interest income, including deposit fees and other service charges, results of mortgage banking operations, which includes gains and losses on the sale of loans and servicing fees, and gains and losses on the sale of securities, as well as our non-interest expenses and provisions for credit losses and income taxes. In addition, our net income is affected by the net change in the value of certain financial instruments carried at fair value.

Our total revenues (net interest income plus non-interest income) for 2021 increased $13.4 million, or 2%, to $593.3 million, compared to $579.9 million for 2020. Our total non-interest income, which is a component of total revenue, was $96.4 million for the year ended December 31, 2021, compared to $98.6 million for the year ended December 31, 2020. The decrease in non-interest income during 2021 is primarily the result of decreased mortgage banking income due to a reduction in the volume of one- to four-family loans sold as well as a decrease in the gain on sale margin on one- to four-family held-for-sale loans, partially offset by higher gains on the sale of multifamily held for sale loans. The decrease in mortgage banking income was partially offset by an increase in deposit fees and other service charges, primarily due to increased transaction deposit account activity and higher fees on certain transactions and miscellaneous non-interest income as well as a net gain recognized for fair value adjustments as a result of changes in the valuation of financial instruments carried at fair value.
We recorded a $33.4 million recapture of provision for credit losses in the year ended December 31, 2021, primarily reflecting an improvement in the forecasted economic indicators and a decrease in adversely classified loans during the year ended December 31, 2021, compared to a $67.9 million provision recorded in 2020. The allowance for credit losses - loans at December 31, 2021 was $132.1 million, representing 578% of non-performing loans compared to $167.3 million, or 470% of non-performing loans at December 31, 2020. In addition to the allowance for credit losses - loans, Banner maintains an allowance for credit losses - unfunded loan commitments, which was $12.4 million at December 31, 2021 compared to $13.3 million at December 31, 2020. Non-performing loans were $22.8 million at December 31, 2021, compared to $35.6 million at December 31, 2020. Net charge-offs decreased to $2.1 million for the year ended December 31, 2021, compared to net charge-offs of $5.4 million for the prior year. (See Note 4, Loans Receivable and the Allowance for Credit Losses, of the Notes to the Consolidated Financial Statements as well as “Asset Quality” below.)

Our non-interest expense increased 3% to $380.1 million for the year ended December 31, 2021, compared to $369.6 million for the year ended December 31, 2020. The year-over-year increase in non-interest expense was largely attributable to increases in payment and card processing services expense and professional services expense, primarily due to an increase in consulting expenses related to the Banner Forward initiative, as well as a $2.3 million loss on extinguishment of debt as a result of the redemption of $8.2 million of junior subordinated debentures during the current year ended December 31, 2021. The year-over-year increase was partially offset by decreases in COVID-19 expenses and merger and acquisition-related expenses.

Recent Developments and Significant Events

Merger of Islanders Bank into Banner Bank

On February 5, 2021, Banner completed the merger of Islanders Bank into Banner Bank. Since both banks were wholly owned subsidiaries of Banner, there was no change in the consolidated assets or liabilities of Banner.

Sale of four branches

On February 18, 2022, Banner Bank entered into a purchase and assumption agreement with Spokane Teachers Credit Union, Spokane, Washington (“STCU”) with respect to the sale to STCU of four Banner Bank branches located in Hayden, Idaho, and in Chewelah, Colville, and Kettle Falls, Washington, subject to certain regulatory approvals and customary closing conditions.

The sale includes deposit accounts with an approximate balance of $212 million. Banner Bank will receive a 5.0% premium in relation to the core deposits. The sale also includes all related branch premises and equipment.

Banner anticipates that these sale transactions will help to further shape the Bank’s service footprint, which should in turn add to Banner’s capital, reduce excess liquidity, and improve its operating efficiency. The transactions are intended to support the Banner Forward initiative by improving focus on key operations and markets, and providing capital to reinvest in profitability enhancement initiatives. The Company’s goal is that the combined impact of these sales and Banner Forward initiatives will be positive to future annual operating earnings.
Lending Activities

General: All of our lending activities are conducted through Banner Bank and its subsidiary, Community Financial Corporation, a residential construction lender located in Portland, Oregon. We offer a wide range of loan products to meet the demands of our clients and our loan portfolio is very diversified by product type, borrower and geographic location within our market area. We originate loans for our own loan portfolio and for sale in the secondary market. Management’s strategy has been to maintain a well-diversified portfolio with a significant percentage of assets in the loan portfolio having more frequent interest rate repricing terms or shorter maturities than traditional long-term fixed-rate mortgage loans. As part of this effort, we offer a variety of floating or adjustable interest rate products that correlate more closely with our cost of interest-bearing funds, particularly loans for commercial business and real estate, agricultural business, and construction and development purposes. However, in response to client demand, we continue to originate fixed-rate loans, including fixed interest rate mortgage loans with terms of up to 30 years. The relative amount of fixed-rate loans and adjustable-rate loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At December 31, 2021, our net loan portfolio totaled $8.95 billion compared to $9.70 billion at December 31, 2020.

Our lending activities are primarily directed toward the origination of real estate and commercial loans. Commercial real estate loans include owner-occupied, investment properties and multifamily residential real estate. Our level of activity and investment in commercial real estate loans has been relatively stable for many years. We also originate construction, land and land development loans, a significant component of which is our residential one- to four-family construction loans. Originations of one- to four-family construction loans have increased in recent years as builders have expanded production and experienced strong sales in many of the markets we serve. Our origination of construction and development loans has been significant during recent years and balances in this portion of the portfolio have increased in recent periods but not at the same pace of originations as brisk sales of new homes have produced rapid turnover through repayments. Our commercial business lending is directed toward meeting the credit and related deposit and treasury management needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas. In recent years, our commercial business lending has also included participation in certain national syndicated loans. Prior to 2020, reflecting the expanding economy of the western United States, demand for commercial business loans had strengthened and our production levels had increased from prior periods. As a result of COVID-19, commercial business loan originations declined in 2020, however, the decline was more than offset by the origination of SBA PPP loans. The demand for commercial business loans strengthened in 2021 and our production levels increased compared to 2020, although still below production levels prior to the COVID-19 pandemic. Our residential mortgage loan originations have been very strong in recent years, as sustained periods of low interest rates have supported demand for loans to refinance existing debt as well as loans to finance home purchases. Most of the one- to four-family loans that we originate are sold in the secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. Our consumer loan activity is primarily directed at meeting demand from our existing deposit clients.

For additional information concerning our loan portfolio, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Financial Condition at December 31, 2021 and 2020—Loans and Lending” including Tables 4 and 5, which sets forth the composition and geographic concentration of our loan portfolio, and Tables 6 and 7, which contain information regarding the loans maturing in our portfolio.

One- to Four-Family Residential Real Estate Lending:  We originate loans secured by first mortgages on one- to four-family residences in the markets we serve.  Through our mortgage banking activities, we sell residential loans on either a servicing-retained or servicing-released basis. In recent years, we have generally sold a significant portion of our conventional residential mortgage originations and nearly all of our government insured loans in the secondary market. At December 31, 2021, $683.3 million, or 8% of our loan portfolio, consisted of permanent loans on one- to four-family residences.

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

Construction and Land Lending:  Historically, we have invested a significant portion of our loan portfolio in residential construction and land loans to professional home builders and developers. Our land loans are typically on improved or entitled land, versus raw land. We also make construction loans to qualified owner occupants, which upon completion of the construction phase convert to long-term amortizing one- to four-family residential loans that are eligible for sale in the secondary market. We regularly monitor our construction and land loan portfolios and the economic conditions and housing inventory in each of our markets and increase or decrease this type of lending as we observe market conditions change. Our residential construction and land and land development lending has been recently increasing in select markets and has made a meaningful contribution to our net interest income and profitability.  To a lesser extent, we also originate construction loans for commercial and multifamily real estate.  Although well diversified with respect to sub-markets, price ranges and borrowers, our construction, land and land development loans are significantly concentrated in the greater Puget Sound region of Washington State and the Portland, Oregon market area. At December 31, 2021, construction, land and land development loans totaled $1.31 billion, or 14% of total loans; 43% of the balance was comprised of one- to four-family construction and residential land and land development loans, with the remaining balance comprised of commercial and multifamily real estate construction loans and commercial land and land development loans.

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

On a more limited basis, we also make land loans to developers, builders and individuals to finance the acquisition and/or development of improved lots or unimproved land.  In making land loans, we follow more conservative underwriting policies than those for construction loans but maintain similar disbursement and monitoring procedures.  The initial term on land loans is typically one to three years with interest only payments, payable monthly, and provisions for principal reduction as lots are sold and released from the lien of the mortgage.

Commercial and Multifamily Real Estate Lending: We originate loans secured by multifamily and commercial real estate, including loans for construction of multifamily and commercial real estate projects.  Commercial real estate loans are made for both owner-occupied and investor-owned properties.  At December 31, 2021, our loan portfolio included $1.99 billion in non-owner-occupied commercial real estate loans, $1.13 billion in owner-occupied commercial real estate loans, $598.2 million of small balance commercial real estate or CRE loans (CRE loans up to $1 million) and $564.1 million in multifamily loans which in aggregate comprised 47% of our total loans.  Multifamily and commercial real estate lending affords us an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending.  In originating multifamily and commercial real estate loans, we consider the location, marketability and overall attractiveness of the properties.  Our underwriting guidelines for multifamily and commercial real estate loans require an appraisal from a qualified independent appraiser, as well as an environmental risk assessment and an economic analysis of each property with regard to the annual revenue and expenses, debt service coverage and fair value to determine the maximum loan amount.  In the approval process we assess the borrower’s willingness and ability to manage the property and repay the loan and the adequacy of the collateral in relation to the loan amount. While a portion of our multifamily loan originations are held for investment, the majority of multifamily loan originations are sold with the gain recognized as mortgage banking income. For information concerning the risks associated with commercial and multifamily real estate lending, see Item 1A., “Risk Factors—Our loan portfolio includes loans with a higher risk of loss.”

Multifamily and commercial real estate loans originated by us are both fixed- and adjustable-rate loans with intermediate terms of generally five to ten years.  A significant portion of our multifamily and commercial real estate loans are linked to various FHLB advance rates, certain prime rates, US Treasury rates, or other market rate indices.  Rates on these adjustable-rate loans generally adjust with a frequency of one to five years after an initial fixed-rate period ranging from one to ten years.  Our commercial real estate portfolio consists of loans on a variety of property types with no large concentrations by property type, location or borrower.  At December 31, 2021, the average size of our commercial real estate loans was $949,000 and the largest commercial real estate loan, in terms of an outstanding balance, in our portfolio was $19.9 million.

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

As a result of the COVID-19 pandemic, the CARES Act was enacted and authorized the SBA to temporarily guarantee loans under a new loan program called the Paycheck Protection Program. The CAA, which was signed into law on December 27, 2020 renewed and extended the SBA PPP until May 31, 2021, the final expiration date for SBA PPP lending. As a qualified SBA lender, beginning in the second quarter of 2020, we began to offer SBA PPP loans which are fully guaranteed by the SBA, to existing and new clients. The SBA guarantees 100% of the SBA PPP loans made to eligible borrowers. The entire principal amount of the borrower’s SBA PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA if the borrower meets the SBA PPP conditions. The great majority of our SBA PPP loans have been forgiven by the SBA in accordance with the terms of the program. We earn 1% interest on SBA PPP loans as well as a fee from the SBA to cover processing costs, which is amortized over the life of the loan and recognized fully at payoff or forgiveness. The maturity date of the SBA PPP loan is either two or five years from the date of loan origination. At December 31, 2021 and 2020, our total SBA PPP loan balance was $133.9 million and $1.04 billion, respectively. The balance of unamortized net deferred fees on SBA PPP loans was $4.5 million at December 31, 2021, compared to $24.1 million at December 31, 2020.

Commercial business loans, other than SBA PPP loans, may entail greater risk than other types of loans.  Conventional commercial business loans generally provide higher yields or related revenue opportunities than many other types of loans but also require more administrative and management attention.  Loan terms, including the fixed or adjustable interest rate, the loan maturity and the collateral considerations, vary significantly and are negotiated on an individual loan basis. For information concerning the risks associated with commercial business lending, see Item 1A., “Risk Factors—Our loan portfolio includes loans with a higher risk of loss.”
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

Our commercial business loans may be structured as term loans or as lines of credit.  Commercial business term loans are generally made to finance the purchase of fixed assets and have maturities of five years or less.  Commercial business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of one year.  Adjustable- or floating-rate loans are primarily tied to various prime rate or LIBOR indices.  At December 31, 2021, commercial business loans totaled $1.17 billion, or 13% of our total loans receivable, including $132.6 million of SBA PPP loans and $173.9 million of shared national credits.

Agricultural Lending:  Agriculture is a major industry in several of our markets.  We make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting.  Payments on agricultural loans depend, to a large degree, on the results of operations of the related farm entity.  The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile.  At December 31, 2021, agricultural business loans, including collateral secured loans to purchase farm land and equipment and $1.4 million of SBA PPP loans, totaled $285.8 million, or 3% of our loan portfolio.

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

We also originate loans to finance the purchase of farm equipment.  Loans to purchase farm equipment are made for terms of up to seven years.  On occasion, we also originate agricultural real estate loans secured primarily by first liens on farmland and improvements thereon located in our market areas, although generally only to service the needs of our existing clients.  Loans are generally written in amounts ranging from 50% to 75% of the tax assessed or appraised value of the property for terms of five to 20 years.  These loans will typically have interest rates that adjust at least every five years based upon a Treasury index or FHLB advance rate plus a negotiated margin.  Fixed-rate loans are granted on terms usually not to exceed five years.  In originating agricultural real estate loans, we consider the debt service coverage of the borrower’s cash flow, the appraised value of the underlying property, the experience and knowledge of the borrower, and the borrower’s past performance with us and/or the market area.  These loans normally are not made to start-up businesses and are reserved for existing clients with substantial equity and a proven history.

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

Consumer and Other Lending:  We originate a variety of consumer loans, including home equity lines of credit, automobile, boat and recreational vehicle loans and loans secured by deposit accounts.  While consumer lending has traditionally been a small part of our business, with loans made primarily to accommodate our existing client base, it has received consistent emphasis in recent years.  Part of this emphasis includes a Banner Bank-owned credit card program.  Similar to other consumer loan programs, we focus this credit card program on our existing client base to add to the depth of our client relationships.  In addition to earning balances, credit card accounts produce non-interest revenues through interchange fees and other activity-based revenues. Our underwriting of consumer loans is focused on the borrower’s credit history and ability to repay the debt as evidenced by documented sources of income.  At December 31, 2021, we had $555.9 million, or 6% of our loan portfolio, in consumer related loans, including $458.5 million, or 5% of our loan portfolio, in consumer loans secured by one- to four-family residences. For information concerning the risks associated with consumer lending, see Item 1A., “Risk Factors—Our loan portfolio includes loans with a higher risk of loss.”

Loan Solicitation and Processing:  We originate real estate loans in our market areas by direct solicitation of builders, developers, depositors, walk-in clients, real estate brokers and visitors to our Internet website.  One- to four-family residential loan applications are taken by our mortgage loan officers or through our Internet website and are processed in branch or regional locations.  In addition, we have specialized loan origination units, focused on construction and land development, commercial real estate and multifamily loans. Most underwriting and loan administration functions for our real estate loans are performed by loan personnel at central locations.

In addition to commercial real estate loans, our commercial bankers solicit commercial and agricultural business loans through call programs focused on local businesses and farmers.  While commercial bankers are delegated reasonable lending authority based upon their qualifications, credit decisions on significant commercial and agricultural loans are made by senior credit officers based on their lending authority or if required, by the Board of Directors of Banner Bank.

We originate consumer loans and small business (including Quick Step) commercial business loans through various marketing efforts directed primarily toward our existing deposit and loan clients.  Consumer loans and Quick Step commercial business loan applications are primarily underwritten and documented by centralized administrative personnel.

Loan Originations, Sales and Purchases

While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative client demand and competition in each market we serve.  For the years ended December 31, 2021 and 2020, we originated loans, net of repayments, including our participation in syndicated loans and loans held for sale of $306.8 million and $2.02 billion, respectively. The year ended December 31, 2021 included net repayments of SBA PPP loans of $910.5 million, compared to net originations of SBA PPP loans of $1.04 billion for the year ended December 31, 2020. For additional information concerning origination of portfolio loans by type, see Item 7 in this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2021 and 2020—Loans and Lending,” and Table 3 contained therein.

We sell many of our newly originated one- to four-family residential mortgage loans and multifamily loans to secondary market purchasers as part of our interest rate risk management strategy.  Originations of loans for sale decreased to $1.10 billion for the year ended December 31, 2021 from $1.46 billion during 2020. Originations of loans for sale included $225.0 million and $234.0 million of multifamily held for sale loan production for the years ended December 31, 2021 and December 31, 2020, respectively. Sales of loans generally are beneficial to us because these sales may generate income at the time of sale, provide funds for additional lending and other investments, increase liquidity or reduce interest rate risk.  During the year ended December 31, 2021, we received proceeds of $1.28 billion from the sale of loans held for sale compared to $1.47 billion for the year ended December 31, 2020. The held for sale loans sold in 2021 and 2020 included $287.7 million and $241.8 million, respectively, of multifamily loans held for sale. We sell one- to four-family mortgage loans on both a servicing-retained and a servicing-released basis.  All loans are sold without recourse however, subject to the standard representations and warranties contained in the loan sale agreement. The decision to hold or sell loans is based on asset liability management goals, strategies and policies and on market conditions.  In addition, we generally sell the guaranteed portion of SBA loans. For additional information, see “Loan Servicing.”

We periodically purchase whole loans and loan participation interests or participate in syndicates, including shared national credits. These purchases are made during periods of reduced loan demand in our primary market area as well as to support our Community Reinvestment Act lending activities.  Any such purchases or loan participations are generally made on terms consistent with our underwriting standards; however, the loans may be located outside of our normal lending area.

Loan Servicing

We receive fees from a variety of institutional owners in return for performing the traditional services of collecting individual payments and managing portfolios of sold loans.  At December 31, 2021, we were servicing $3.04 billion of loans for others.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance.  In addition to earning fee income, we retain certain amounts in escrow for the benefit of the lender for which we incur no interest expense but are able to invest the funds into earning assets.

Mortgage and SBA Servicing Rights:  We record mortgage servicing rights (MSRs) with respect to loans we originate and sell in the secondary market on a servicing-retained basis and SBA servicing rights with respect to the guaranteed portion of SBA loans we sell.  The value of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income.  Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. MSRs generally are adversely affected by higher levels of current or anticipated prepayments resulting from decreasing interest rates.  MSRs are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized carrying amount. SBA servicing rights are initially recorded and carried at fair value. Any change in the fair value of SBA servicing rights is recorded in non-interest income. At December 31, 2021, our MSRs and SBA servicing rights were carried at an aggregate value of $17.2 million, net of amortization.  For additional information see Note 15, Goodwill, Other Intangible Assets and Mortgage Servicing Rights, of the Notes to the Consolidated Financial Statements.

Asset Quality

Classified Assets:  State and federal regulations require that the Bank reviews and classify its problem assets on a regular basis.  In addition, in connection with examinations of insured institutions, state and federal examiners have authority to identify problem assets and, if appropriate, require them to be classified.  Historically, we have not had any meaningful differences of opinion with the examiners with respect to asset classification.  Banner Bank’s Credit Policy Division reviews detailed information with respect to the composition and performance of the loan portfolios, including information on risk concentrations, delinquencies and classified assets for Banner Bank.  The Credit Policy Division approves all recommendations for new classified loans or, in the case of smaller-balance homogeneous loans including residential real estate and consumer loans, it has approved policies governing such classifications, or changes in classifications, and develops and monitors action plans to resolve the problems associated with the assets.  The Credit Policy Division also approves recommendations for establishing the appropriate level of the allowance for credit losses.  Significant problem loans are transferred to Banner Bank’s Special Assets Department for resolution or collection activities.  Both Banner Bank’s and Banner Corporation’s Boards of Directors review asset quality at least quarterly.  For additional information regarding asset quality and non-performing loans, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2021 and 2020—Asset Quality,” and Tables 12 and 13 contained therein.

Allowance for Credit Losses:  In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.  As a result, we maintain an allowance for credit losses consistent with U.S. generally accepted accounting principles (GAAP) guidelines.  We increase our allowance for credit losses by charging provision for credit losses against our income.  The allowance for credit losses is maintained at a level sufficient to provide for expected credit losses over the life of the loan based on evaluating historical credit loss experience and making adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio and forecasted economic conditions.  For additional information concerning our allowance for credit losses, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Results of Operations for the Years Ended December 31, 2021 and 2020—Provision and Allowance for Credit Losses,” and Tables 17 and 18 contained therein.

Real Estate Owned:  Real estate owned (REO) is property acquired by foreclosure or receiving a deed in lieu of foreclosure, and is recorded at the estimated fair value of the property, less expected selling costs.  Development and improvement costs relating to the property are capitalized to the extent they add value to the property.  The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are credited or charged to operations in the period in which they are realized.  The amounts we will ultimately recover from REO may differ substantially from the carrying value of the assets because of market factors beyond our control or because of changes in our strategies for recovering the investment.   For additional information on REO, see Item 7 of this report and Note 5, Real Estate Owned, Held for Sale, Net, of the Notes to the Consolidated Financial Statements.

Investment Activities

Investment Securities

Under Washington state law and FDIC regulation, banks are permitted to invest in various types of marketable securities.  Authorized securities include but are not limited to Treasury obligations, securities of various federal agencies (including government-sponsored enterprises), mortgage-backed and asset-backed securities, certain certificates of deposit of insured banks and savings institutions, bankers’ acceptances, repurchase agreements, federal funds, commercial paper, corporate debt and equity securities and obligations of states and their political subdivisions.  Our investment policies are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk.  Our policies generally limit investments to U.S. Government and agency (including government-sponsored entities) securities, municipal bonds, certificates of deposit, corporate debt obligations and mortgage-backed securities.  Investment in mortgage-backed securities may include those issued or guaranteed by Freddie Mac, Fannie Mae, Government National Mortgage Association (Ginnie Mae or GNMA) and investment grade privately-issued mortgage-backed securities, as well as collateralized mortgage obligations (CMOs).  All of our investment securities, including those with a credit rating, are subject to market risk in so far as a change in market rates of interest or other conditions may cause a change in an investment’s earnings performance and/or market value.

At December 31, 2021, our consolidated investment portfolio totaled $4.19 billion and consisted principally of mortgage-backed securities and municipal bonds and to a lesser extent U.S. Government agency obligations, corporate debt obligations, and asset-backed securities. Investment levels may be increased or decreased in order to manage balance sheet liquidity, interest rate risk, market risk and provide appropriate risk adjusted returns. Securities purchases exceeded sales, paydowns and maturities during the year ended December 31, 2021 as we deployed excess balance sheet liquidity amid widening market spreads for certain security types.

For detailed information on our investment securities, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2021 and 2020—Investments,” and Tables 1 and 2 contained therein.

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
Derivatives Not Designated in Hedge Relationships
Interest Rate Swaps: Banner Bank uses an interest rate swap program for commercial loan clients, in which we provide the client with a variable rate loan and enter into an interest rate swap in which the client receives a fixed rate payment in exchange for a variable rate payment. We offset our risk exposure by entering into an offsetting interest rate swap with a dealer counterparty for the same notional amount and length of term as the client interest rate swap providing the dealer counterparty with a fixed rate payment in exchange for a variable rate payment. At December 31, 2021, Banner Bank had $551.6 million in notional amounts of these client interest rate swaps outstanding that were not designated in hedge relationships, with an equal amount of offsetting third party swaps also in place. These swaps do not qualify as designated hedges; therefore, each swap is accounted for as a free standing derivative.
Mortgage Banking: In the normal course of business, the Company sells originated one- to four-family loans and multifamily loans into the secondary mortgage loan markets. For one- to four-family loans during the period of loan origination and prior to the sale of the loans in the secondary market, the Company has exposure to movements in interest rates associated with written interest rate lock commitments with potential borrowers to originate one- to four-family loans that are intended to be sold and for closed one- to four-family loans held for sale that are awaiting sale and delivery into the secondary market. The Company economically hedges the risk of changing interest rates associated with these mortgage loan commitments by entering into forward sales contracts to sell one- to four-family loans or mortgage-backed securities to broker/dealers at specific prices and dates.
We are exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is mitigated through the credit approval, limits, and monitoring procedures.
In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision such that if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, we could be required to settle our obligations under certain of these agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If we had breached any of these provisions at December 31, 2021 or 2020, we could have been required to settle our obligations under the agreements at the termination value. We generally post collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities.
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

Derivatives Designated in Hedge Relationships

The Company’s floating rate loans result in exposure to losses in value or net interest income as interest rates change. Our risk management objectives are to reduce volatility in net interest income and to manage our exposure to interest rate movements. To accomplish this objective, the Company uses interest rate derivatives, primarily interest rate swaps as part of its interest rate risk management strategy. During the fourth quarter of 2021, the Company entered into interest rate swaps designated as cash flow hedges to hedge the variable cash flows associated with existing floating rate loans. These hedge contracts involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making floating-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2021, Banner Bank was a party to $400.0 million in notional amounts of interest rate swaps designated in a hedge relationship under this program.
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

We compete with other financial institutions and financial intermediaries in attracting deposits.  There is strong competition for transaction balances and savings deposits from commercial banks, credit unions and non-bank corporations, such as securities brokerage companies, mutual funds and other diversified companies, some of which have nationwide networks of offices.  Much of the focus of our acquisitions, branch relocations and renovation and advertising and marketing campaigns has been directed toward attracting additional deposit client relationships and balances.  In addition, our electronic and digital banking activities including debit card and automated teller machine (ATM) programs, on-line Internet banking services and client remote deposit and mobile banking capabilities are all directed at providing products and services that enhance client relationships and result in growing deposit balances as well as fee income.  Core deposits (non-interest-bearing checking and interest-bearing transaction and savings accounts) are a fundamental element of our business strategy. Core deposits were 94% of total deposits at December 31, 2021 compared to 93% a year earlier.

Deposit Accounts:  We generally attract deposits from within our primary market areas by offering a broad selection of deposit instruments, including non-interest-bearing checking accounts, interest-bearing checking accounts, money market deposit accounts, regular savings accounts, certificates of deposit, treasury management services and retirement savings plans.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of deposit accounts, we consider current market interest rates, profitability to us, matching deposit and loan products and client preferences and concerns.  At December 31, 2021, we had $14.33 billion of deposits.  For additional information concerning our deposit accounts, see Item 7 in this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2021 and 2020—Deposit Accounts,” including Table 8 contained therein, which sets forth the balances of deposits in the various types of accounts, and Table 9, which sets forth the amount of our certificates of deposit in excess of the FDIC insurance limit by time remaining until maturity as of December 31, 2021.  In addition, see Note 7, Deposits of the Notes to the Consolidated Financial Statements.

Borrowings:  While deposits are the primary source of funds for our lending and investment activities and for general business purposes, we also use borrowings to supplement our supply of lendable funds, to meet deposit withdrawal requirements and to more efficiently leverage our capital position.  The FHLB serves as our primary borrowing source. The FHLB provides credit for member financial institutions such as Banner Bank.  As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of that stock and certain of its mortgage loans and securities, provided that certain credit worthiness standards have been met.  Limitations on the amount of advances are based on the financial condition of the member institution, the adequacy of collateral pledged to secure the credit, and FHLB stock ownership requirements.  At December 31, 2021, we had $50.0 million of borrowings from the FHLB.  At that date, based on pledged collateral, Banner Bank had $2.38 billion of available credit capacity with the FHLB.  The Federal Reserve Bank serves as an additional source of borrowing capacity.  The Federal Reserve Bank provides credit based upon acceptable loan collateral, which includes certain loan types not eligible for pledging to the FHLB.  At December 31, 2021, based upon our available unencumbered collateral, Banner Bank was eligible to borrow $782.3 million from the Federal Reserve Bank, although at that date we had no funds borrowed under this arrangement.  For additional information concerning our borrowings, see Item 7 in this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2021 and 2020—Borrowings,”, as well as Note 8, Advances from Federal Home Loan Bank of Des Moines and Note 9, Other Borrowings of the Notes to the Consolidated Financial Statements.

At December 31, 2021, Banner Bank had uncommitted federal funds line of credit agreements with other financial institutions totaling $125.0 million. There were no balances outstanding under these agreements as of December 31, 2021. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage.

We issue retail repurchase agreements, generally due within 90 days, as an additional source of funds, primarily in connection with treasury management services provided to our larger deposit clients.  At December 31, 2021, we had issued retail repurchase agreements totaling $264.5 million. We also may borrow funds through the use of secured wholesale repurchase agreements with securities brokers; at December 31, 2021, we had no borrowings outstanding under wholesale repurchase agreements. The retail repurchase borrowings were secured by pledges of certain U.S. Government and agency notes and mortgage-backed securities with a market value of $292.7 million at December 31, 2021.

We have also issued $120.0 million of junior subordinated debentures in connection with the sale of trust preferred securities (TPS) issued from 2002 through 2007 by special purpose business trusts formed by Banner Corporation and sold in private offerings to pooled investment vehicles.  We invested substantially all of the proceeds from the issuance of these TPS as additional paid in capital at Banner Bank. In addition, Banner has $15.5 million of junior subordinated debentures that were acquired through acquisitions, for a total of $135.5 million in debentures at December 31, 2021. The junior subordinated debentures associated with the TPS have been recorded as liabilities and are reported at fair value on our Consolidated Statements of Financial Condition. As of December 31, 2021 the fair value of the junior subordinate debentures was $119.8 million. Banner redeemed $8.2 million of junior subordinated debentures during the fourth quarter of 2021 and subsequent to December 31, 2021 redeemed an additional $50.5 million of junior subordinated debentures. All of the debentures issued to the trusts, measured at their fair value, less the common stock of the trusts, qualified as Tier I capital as of December 31, 2021. See Note 10, Junior Subordinated Debentures and Mandatorily Redeemable Trust Preferred Securities, of the Notes to the Consolidated Financial Statements.

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

As our business grows and evolves, the demand for qualified candidates continues to increase. Meanwhile, the pool of experienced candidates continues to tighten across the financial industry, making it increasingly challenging to compete for top candidates. To address this challenge, we have developed and continue to enhance a robust and comprehensive company-wide talent management program. The program spans from talent acquisition and selection to performance coaching, career development and retention of our top talent and ultimately to succession planning, always with a focus on diversity, equity and inclusion.

Diversity, Equity and Inclusion (DEI). Our commitment to diversity starts with our Board of Directors, which oversees our culture and holds management accountable to build and maintain a diverse and inclusive environment. Our Board and its Compensation and Human Capital Committee in partnership with Banner’s Executive team including its Chief Human Resources and Diversity Officer oversee our human capital management strategies, programs and practices, including our diversity and inclusion initiatives; oversee our establishment, maintenance and administration of appropriately designed compensation programs and plans; and review our employee engagement and exit survey results.

We established a cross-functional, employee-led DEI council in 2021 to provide leadership and serve as a catalyst for inclusion and diversity initiatives across our organization. The DEI council is intended to help Banner develop effective strategies to encourage diversity, equity and inclusion in our workplace as well as to attract, develop and retain diverse talent. Approximately 24% of our workforce self-identifies as diverse talent as of December 31, 2021.

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

We have a strong team of men and women who are collectively capable of professionally operating the business and fulfilling our vision. The following table illustrates our employees’ gender diversity by position level as of December 31, 2021:

Position Level	Female %	Male %
Individual Contributor	72%	28%
Manager	64%	36%
Director	41%	59%
Executive	33%	67%
Total	69%	31%

Talent Acquisition. To cultivate and recruit hard-to-fill positions, we partner closely with several colleges and universities with well-known programs relevant to our business. We also utilize talent assessment tools to identify candidates who we believe would thrive in our culture and be well-suited to a particular opportunity. Our employment application and hiring processes do not solicit compensation information from candidates during our hiring process. This helps ensure our new hire compensation is based on individual qualifications and roles, rather than how a candidate may have been previously compensated. During 2021, we hired 416 employees.

Employee Engagement. We utilize anonymous employee surveys to seek valuable feedback on key initiatives and leverage the results to improve current programs as well as develop new programs. To drive employee engagement, we share the results with our employees. Additionally, senior leadership analyzes areas of progress or opportunities for improvement and prioritizes responsive actions and activities.

We have in the past conducted a traditional employee engagement survey, but during the COVID-19 pandemic – particularly in the first year of the pandemic – we shifted our approach to use “pulse surveys,” which enable more frequent engagement with employees and allowed us to focus on discrete areas of employee well-being or other topics of particular interest. Our management and cross-functional teams also work in close coordination to evaluate human capital management issues such as retention, training, workplace safety, harassment and bullying, as well as to implement measures to mitigate these risks.

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

We offer comprehensive health insurance coverage, including telehealth services, to employees working an average of 20 hours or more each week. Coverage is also available to eligible employees’ family members including domestic partners. We provide up to 12 days of accrued paid sick time based on hours worked annually; employees are permitted to use sick time for themselves or family members in need of care. Newly hired employees are automatically enrolled in our 401(k) plan, which includes an employer match up to 4% of eligible earnings. As of December 31, 2021, over 92% of employees were participating in our 401(k) plan.

In addition to our traditional health insurance coverage, we offer employees a suite of mental health-related programs and benefits, including text-based and telehealth services. We offer virtual physical therapy benefits as well as virtual support for hypertension and diabetes. We also offer Care@Work, which provides employees with subsidized child, adult or senior care planning services. This benefit includes up to ten days of subsidized backup care services each year.

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

COVID-19 Pandemic Response. We have taken many broad-ranging steps to support workplace safety and employee well-being during the COVID-19 pandemic. We transitioned approximately 48% of our employees to a remote work environment, which accounts for nearly all employees whose duties could be performed remotely. This remote work environment continued throughout 2021. To improve safety conditions for our on-site essential employees, we also provided personal protective equipment and supplies such as face coverings and hand sanitizer, conducted enhanced cleanings in our facilities, and installed numerous protective shields and signage related to social distancing and face mask guidelines. We have expanded our employee benefits to include virtual general medicine, behavioral and mental health benefits, and child and eldercare resources. To support our on-site essential employees, we provided additional compensation during the original transition period to aid with unexpected and unusual conditions faced by these individual as we responded to the in-person service needs of our clients and communities. In addition, we provided additional paid time off to support quarantine, recovery and vaccination time.

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

Talent Development. We invest significant resources developing the talent needed to be an employer of choice. We deliver a variety of training opportunities, use leading-edge methodologies to manage performance and provide frequent performance and development feedback rather than relying on annual reviews. Our talent development programs provide employees with the resources they need to help achieve their career goals, build management skills and lead their teams. We believe in a multi-dimensional approach to learning and development, specifically the 70-20-10 development framework that encompasses on-the-job development or experiential learning; social learning through relationships, networks and mentoring; and formal education. We leverage best-in-class industry associations such as the American Bankers Association, Washington Bankers Association and the Pacific Coast Banking School to provide continuing education courses relevant to the banking industry and job functions. To encourage advancement and growth within our organization, we provide information and guides so individuals can design their own career paths. With this strong focus on internal talent development, we filled 29% of all open positions with internal candidates in 2021. Internal mobility is a particular focus for our DEI council as part of our strategy to increase diverse representation at more senior levels of the organization.

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

Human Capital Metrics. We capture critical metrics regarding human capital management and report them to the Compensation and Human Capital Committee of the Board of Directors on a quarterly basis. The Human Capital Management Dashboard includes a mixture of trending and point-in-time metrics designed to provide information and analysis of workforce demographics; talent acquisition; workforce stability (retention, turnover, etc.); employee engagement; learning and development; and total rewards. As of December 31, 2021, we employed 1,935 full- and part-time employees across our four-state footprint, which equates to 1,891 full-time equivalent employees (based on scheduled hours). All Banner Corporation employees are also employees of the Company’s subsidiaries, including the Bank. Our employees are not represented by a collective bargaining agreement. As of December 31, 2021, 61% of our employees work in Washington State. We also have employees working in Oregon (18%), California (14%) and other states (7%). As of December 31, 2021, five generations of employees were represented in our workplace with Millennials being our largest generation (36%), followed by Gen X (31%), Boomers (26%) and Gen Z (7%). Our overall turnover rate increased in 2021, principally due to the talent crisis brought on by the pandemic. Our voluntary turnover rate in 2021 was 22.6%.

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

Federal Taxation

General:  For tax reporting purposes, we report our income on a calendar year basis using the accrual method of accounting on a consolidated basis.  We are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the reserve for bad debts.  See Note 11, Income Taxes, of the Notes to the Consolidated Financial Statements for additional information concerning the income taxes payable by us.

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

Regulation

Banner Bank

General:  As a state-chartered, federally insured commercial bank, Banner Bank is subject to extensive regulation and must comply with various statutory and regulatory requirements, including prescribed minimum capital standards.  The Bank is regularly examined by the FDIC and the Washington DFI and files periodic reports concerning its activities and financial condition with these banking regulators.  The Bank’s relationship with depositors and borrowers also is regulated to a great extent by both federal and state law, especially in such matters as the ownership of deposit accounts and the form and content of mortgage and other loan documents.

Federal and state banking laws and regulations govern all areas of the operation of the Bank, including reserves, loans, investments, deposits, capital, issuance of securities, payment of dividends and establishment of branches.  Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice and in other circumstances.  The Federal Reserve and FDIC, as the respective primary federal regulators of Banner Corporation and of Banner Bank, have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices. The Consumer Financial Protection Bureau (CFPB) is an independent bureau of the Federal Reserve. The CFPB is responsible for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements.

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

The following is a summary discussion of certain laws and regulations applicable to Banner and the Bank which is qualified in its entirety by reference to the actual laws and regulations.

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

Deposit Insurance: The Deposit Insurance Fund of the FDIC insures deposit accounts of the Bank up to $250,000 per separately insured deposit relationship category.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions.

Under the FDIC’s rules the assessment base for a bank is equal to its total average consolidated assets less average tangible capital.  As of December 31, 2021, assessment rates ranged from three basis points to 30 basis points for all institutions, subject to adjustments for unsecured debt issued by the institution, unsecured debt issued by other FDIC-insured institutions, and brokered deposits held by the institution.
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
The FDIC conducts examinations of and requires reporting by state non-member banks, such as the Bank. The FDIC also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the deposit insurance fund.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management is not aware of any existing circumstances which would result in termination of the deposit insurance of Banner Bank.

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

Capital Requirements: Bank holding companies, such as Banner Corporation, and federally insured financial institutions, such as Banner Bank, are required to maintain a minimum level of regulatory capital.

Banner Corporation and the Bank are subject to minimum required ratios for Common Equity Tier 1 (“CET1”) capital, Tier 1 capital, total capital and the leverage ratio and a required capital conservation buffer over the required capital ratios.

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

Trust preferred securities issued by a bank holding company, such as the Company, with total consolidated assets of less than $15 billion before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible to be treated as regulatory capital.  If an institution grows above $15 billion as a result of an acquisition, the trust preferred securities are excluded from Tier 1 capital and instead included in Tier 2 capital. Mortgage servicing assets and deferred tax assets over designated percentages of CET1 are deducted from capital.  In addition, Tier 1 capital includes AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities.  However, because of our asset size, we were eligible to elect, and did elect, to permanently opt out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.

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

In addition to the minimum CET1, Tier 1, leverage ratio and total capital ratios, Banner and the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.

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

The FASB issued a new accounting standard the Bank adopted on January 1, 2020. This standard, referred to as CECL, requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the prior methodology and the amount required under CECL. Concurrent with enactment of the CARES Act, federal banking agencies issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provides banking organizations that implement CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The changes in the final rule apply only to those banking organizations that elect the CECL transition relief provided under the rule. Banner and the Bank elected this option.

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

As of December 31, 2021, Banner Corporation and the Bank met the requirements to be “well capitalized” and the capital conservation buffer requirement.  For additional information, see Note 14, Regulatory Capital Requirements, of the Notes to the Consolidated Financial Statements.

Commercial Real Estate Lending Concentrations:  The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending.  The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance directs the FDIC and other bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk.  A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

•Total reported loans for construction, land development and other land represent 100% or more of the bank’s total regulatory capital; or

•Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank’s total regulatory capital and the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy.  As of December 31, 2021, Banner Bank’s aggregate recorded loan balances for construction, land development and land loans were 86% of total regulatory capital.  In addition, at December 31, 2021, Banner Bank’s loans secured by commercial real estate represent 280% of total regulatory capital.

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

Environmental Issues Associated With Real Estate Lending: The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) is a federal statute that generally imposes strict liability on all prior and present “owners and operators” of sites containing hazardous waste.  However, Congress acted to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site.  Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.  To the extent that legal uncertainty exists in this area, all creditors, including Banner Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

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

Affiliate Transactions:  Banner Corporation and Banner Bank are separate and distinct legal entities. Banner Corporation (and any non-bank subsidiary of Banner Corporation) is an affiliate of the Bank. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates.  Transactions deemed to be a “covered transaction” under Section 23A of the Federal Reserve Act between a bank and an affiliate are limited to 10% of the bank’s capital and surplus and, with respect to all affiliates, to an aggregate of 20% of the bank’s capital and surplus.  Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts.  Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

Community Reinvestment Act:  Banner Bank is subject to the provisions of the Community Reinvestment Act of 1977 (CRA), which requires the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods.  The regulatory agency’s assessment of the bank’s record is made available to the public.  Further, a bank’s CRA performance rating must be considered in connection with a bank’s application to, among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.  Banner Bank received an “outstanding” rating during its most recently completed CRA examinations.

Dividends:  The amount of dividends payable by the Bank to the Company depends upon its earnings and capital position, and is limited by federal and state laws, regulations and policies, including the capital conservation buffer requirement.  Federal law further provides that no insured depository institution may make any capital distribution (which includes a cash dividend) if, after making the distribution, the institution would be “undercapitalized,” as defined in the prompt corrective action regulations.  Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice. In addition, under Washington law, no bank may declare or pay any dividend in an amount greater than its retained earnings without the prior approval of the Washington DFI. The Washington DFI also has the power to require any bank to suspend the payment of any and all dividends.

Privacy Standards and Cybersecurity: The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (GLBA) modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Federal banking agencies, including the FDIC, have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. These regulations require the Bank to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices. In addition, other state cybersecurity and data privacy laws and regulations may expose Banner Bank to risk and result in certain risk management costs. Notably, the California Consumer Privacy Act of 2018 (the CCPA), which became effective on January 1, 2020, gives California residents the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of personal information, and the right not to be discriminated against for exercising these rights. The CCPA also created a private right of action with statutory damages for data security breaches, thereby increasing potential liability associated with a data breach, which has triggered a number of class actions against other companies since January 1, 2020. Although Banner Bank may enjoy several fairly broad exemptions from the CCPA’s privacy requirements, those exemptions do not extend to the private right of action for a data security breach. In November 2020, voters in the State of California approved the California Privacy Rights Act (CPRA), a ballot measure that amends and supplements the substantive requirements of the CCPA, as well as providing certain mechanisms for administration and enforcement of the statute by creating the California Privacy Protection Agency, a watchdog privacy agency. The CCPA, the CPRA as well as other similar state data privacy laws and regulations, may require the establishment by Banner Bank of certain regulatory compliance and risk management controls. Non-compliance with the CCPA, the CPRA or similar state privacy laws and regulations could lead to substantial regulatory imposed fines and penalties, damages from private causes of action and/or reputational harm. In addition, Congress and federal regulatory agencies are considering similar laws or regulations that could create new individual privacy rights and impose increased obligations on companies handling personal data. On November 18, 2021, the federal banking agencies announced the issuance of a new rule, effective April 1, 2022, providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rule requires banking organizations to notify their primary federal regulator as soon as possible, and not later than 36 hours after, the discovery of a computer-security incident that rises to the level of a notification incident within the meaning attributed to those terms by the rule. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify any affected bank client it provides services as soon as possible when it determines it has experienced a computer-security incident that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, covered services provided by that entity to the Bank for four or more hours.

Anti-Money Laundering and Client Identification:  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) was signed into law on October 26, 2001.  The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of clients seeking to open new financial accounts, and the beneficial owners of accounts. Bank regulators are directed to consider an institution’s effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications.  Banner Bank’s policies and procedures are designed to comply with the requirements of the USA Patriot Act.

Other Consumer Protection Laws and Regulations:  The CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Effective the second quarter of 2019 Banner Bank and its affiliates and subsidiaries became subject to CFPB supervisory and enforcement authority.

The Bank is subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers.  While the list set forth below is not exhaustive, these include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfers Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, and various regulations that implement some or all of the foregoing.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with clients when taking deposits, making loans, collecting loans, and providing other services.  Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

COVID-19 Legislation: In response to the COVID-19 pandemic, Congress, through the enactment of the CARES Act and CAA, and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to provide national emergency economic relief measures including, among others, the CARES Act and CAA.

As the on-going COVID-19 pandemic evolves, federal and state regulatory authorities continue to issue additional guidance with respect to COVID-19. In addition, it is possible that Congress will enact additional COVID-19 response legislation. We will continue to assess the impact of the CARES Act, CAA and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

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

The Bank Holding Company Act:  Under the BHCA, Banner Corporation is supervised by the Federal Reserve.  The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.  In addition, the Dodd-Frank Act provides that a bank holding company must serve as a source of financial strength to its subsidiary banks.  A bank holding company’s failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both.  No regulations have yet been proposed by the Federal Reserve to implement the source of strength provisions of the Dodd-Frank Act.  Banner Corporation and any subsidiaries that it may control are considered “affiliates” of the Bank within the meaning of the Federal Reserve Act, and transactions between Banner Bank and affiliates are subject to numerous restrictions.  With some exceptions, Banner Corporation and its subsidiaries are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by Banner Corporation or by its affiliates.

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

The Dodd-Frank Act: The Dodd-Frank Act imposes various restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions, and implements certain capital regulations applicable to Banner Corporation and the Bank that are discussed above under the section entitled “Capital Requirements.”

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

Dividends:  The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses its view that although there are no specific regulations restricting dividend payments by bank holding companies other than state corporate laws, a bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company’s net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company’s capital needs, asset quality, and overall financial condition.  The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. As described above under “Capital Requirements,” the capital conversion buffer requirement can also restrict Banner Corporation’s and the Bank’s ability to pay dividends. Further, under Washington law, Banner Corporation is prohibited from paying a dividend if, after making such dividend payment, it would be unable to pay its debts as they become due in the usual course of business, or if its total liabilities, plus the amount that would be needed in the event Banner Corporation were to be dissolved at the time of the dividend payment, to satisfy preferential rights on dissolution of holders of preferred stock ranking senior in right of payment to the capital stock on which the applicable distribution is to be made, exceed our total assets.

Stock Repurchases:  A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth.  The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve. During the year ended December 31, 2021, Banner Corporation repurchased 1,050,000 shares of its common stock at an average price of $53.84 per share. For additional information regarding share repurchases and authorizations, see Item 5 of this report, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Management Personnel
Executive Officers

The following table sets forth information with respect to the executive officers of Banner Corporation and Banner Bank as of December 31, 2021:

Name	Age	Position with Banner Corporation	Position with Banner Bank
Mark J. Grescovich	57	President, Chief Executive Officer, Director	President, Chief Executive Officer, Director
Janet M. Brown	54		Executive Vice President, Chief Information Officer
Peter J. Conner	56	Executive Vice President Chief Financial Officer Treasurer	Executive Vice President, Chief Financial Officer
James M. Costa	53		Executive Vice President, Chief Risk Officer
James P. Garcia	62		Executive Vice President, Chief Audit Executive
Kenneth W. Johnson	59		Executive Vice President Operations
Kayleen R. Kohler	49		Executive Vice President Human Resources Chief Diversity Officer*
Kenneth A. Larsen	52		Executive Vice President, Mortgage Banking
Sherrey Luetjen	50	Executive Vice President General Counsel, Ethics Officer Secretary	Executive Vice President General Counsel, Secretary
James P. G. McLean	57		Executive Vice President, Commercial Real Estate Lending Division
Cynthia D. Purcell	64		Executive Vice President, Chief Strategy and Administration Officer* Executive Vice President,
M. Kirk Quillin	59		Executive Vice President, Chief Commercial Executive
James T. Reed, Jr.	59		Executive Vice President, Commercial Banking North
Jill M. Rice	56		Executive Vice President, Chief Credit Officer
Gary W. Wagers	61		Executive Vice President, Retail Products and Services**
*    Ms. Purcell’s Banner Bank title was changed from Executive Vice President, Retail Banking and Administration in January 2022.
**    Mr. Wagers began his retirement transition in October 2021 and is no longer a member of the Banner Bank Executive Management Committee.

Biographical Information

Set forth below is certain information regarding the executive officers of Banner Corporation and Banner Bank.  There are no family relationships among or between the directors or executive officers.

Mark J. Grescovich is President and Chief Executive Officer, and a director, of Banner Corporation and Banner Bank.  Mr. Grescovich joined Banner Bank in April 2010 and became Chief Executive Officer in August 2010 following an extensive banking career specializing in finance, credit administration and risk management.  Under his leadership, Banner has grown from $4.7 billion in assets in 2010 to more than $16 billion today through organic growth as well as selective acquisition.  During that time, Mr. Grescovich has guided the expansion of the Company’s footprint to over 150 locations in four states.  Prior to joining the Bank, Mr. Grescovich was the Executive Vice President and Chief Corporate Banking Officer for Akron, Ohio-based FirstMerit Corporation and FirstMerit Bank N.A., a commercial bank with $14.5 billion in assets and over 200 branch offices in three states.  He assumed responsibility for FirstMerit’s commercial and regional line of business in 2007, having served since 1994 in various commercial and corporate banking positions, including that of Chief Credit Officer.  Prior to joining FirstMerit, Mr. Grescovich was a Managing Partner in corporate finance with Sequoia Financial Group, Inc. of Akron, Ohio and a commercial and corporate lending officer and credit analyst with Society National Bank of Cleveland, Ohio.  He has a Bachelor of Business Administration degree in finance from Miami University and a Master of Business Administration degree, also in finance, from The University of Akron.

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

Peter J. Conner joined Banner Bank in 2015 upon the acquisition of AmericanWest Bank (AmericanWest). He is Executive Vice President and Chief Financial Officer of Banner Corporation and Banner Bank. Prior to joining the Company, Mr. Conner was the Chief Financial Officer for SKBHC LLC in Seattle, WA the holding company for Starbuck Bancshares, Inc. (Starbuck), the holding company for AmericanWest, and AmericanWest from 2010 until he joined Banner Bank in 2015. Mr. Conner has over 30 years of experience in financial services, including 20 years in executive financial positions at Wells Fargo Bank as well as regional community banks. Additionally, he spent time as a managing director for FSI Group, where he evaluated and placed equity fund investments in community banks. He earned a B.S. in Quantitative Economics from the University of California at San Diego and a Master’s of Business degree from the Haas School of Business at U.C. Berkeley. Mr. Conner’s community involvement includes having served as chairman of the board of directors for Spokane Habitat for Humanity.

James M. Costa joined Banner Bank in October 2021 as Executive Vice President and Chief Risk Officer. He brings nearly 30 years of banking experience to his position. Prior to joining Banner, Mr. Costa served at Mann Lake Group in Minneapolis as the Chief Executive Officer and Founder from October 2020 where he provided advice to banks, trade associations and fintech firms on credit strategy, capital allocation, risk program design, regulatory relations, and compliance risk management. From 2013 through October 2020, he served as an executive officer of TCF Financial Corporation (“TCF”) in Wayzata, MN, including as Executive Vice President and Chief Risk Officer and Chief Credit Officer from August 2019, as Chief Risk Officer and Chief Credit Officer from January 2017, and as Chief Risk Officer since August 2013. TCF was a $49 billion regional bank holding company with operations in USA, Canada and Asia. Prior to that, Mr. Costa was Executive Vice President and Head of Credit Strategy for Wachovia in Charlotte, NC, and PNC Financial Corp. in Pittsburgh, PA. A U.S. Air Force veteran, Mr. Costa earned his bachelor’s degree from Ohio State University and conducted his doctorate studies in Economics with the University of Minnesota. He is an active community volunteer with a local Habitat for Humanity and Humane Society, as well as with the University of Minnesota Center for Children’s Cancer Research. Mr. Costa is also an advisory board member for the Midsize Bank Coalition of America.

James P. Garcia is the Chief Audit Executive responsible for proactively identifying and mitigating risks as well as providing internal audit services in the areas of financial compliance, IT Governance, and operations.  He has more than 42 years of experience in the financial services industry.  Prior to joining the Company in 2017, Mr. Garcia served for 16 years at the Bank of Hawaii in Honolulu, HI, most recently as Executive Vice President and Chief Audit Executive, with prior positions as Vice President and Senior Audit Manager.  Mr. Garcia also has 24 years of experience at Bank of America where he held several positions in consumer and commercial operations management and audit, including that of Audit Director.  Mr. Garcia earned his bachelor’s degree in management from St. Mary’s College of California and is a graduate of the School of Mortgage Banking.  He is a Certified Bank Auditor (CBA), holds a Certification in Risk Management Assurance (CRMA) and is a Certified Information Systems Auditor (CISA).

Kenneth W. Johnson has over 36 years of banking experience. He joined Banner Bank as Executive Vice President, Operations, in connection with Banner’s merger with Skagit Bank in November 2018.  Prior to joining Skagit Bank in Burlington, WA in 2015, Mr. Johnson held various executive positions with Chemical Financial Corporation, including production oversight of commercial, consumer and deposit generation. In addition, while at Chemical, he served nine years as Executive Vice President, Director of Bank Operations, responsible for nine business units including the branch system, information technology, corporate marketing, loan operations, deposit operations, electronic banking, facilities/purchasing, card services, and client care centers. Prior to Chemical, he held leadership roles in retail banking and operations at Shoreline Bank and as Vice President, Zone Manager for Michigan National Bank. Mr. Johnson holds a Bachelor of Arts Degree in Business Administration from Michigan State University. He is also a graduate of Stonier Graduate School of Banking. Mr. Johnson’s community involvement includes serving on the board of United Way of Skagit County and is a past president of the Burlington Rotary Club.

Kayleen R. Kohler joined Banner Bank in 2016 as Executive Vice President of Human Resources and, in January 2021, was also appointed as the Bank’s Chief Diversity Officer. Ms. Kohler’s focus is on driving organizational design priorities at Banner Bank including: leadership development, talent acquisition, workforce planning, employee relations, compensation, benefits, diversity initiatives, payroll, and safety. Prior to joining Banner, Ms. Kohler served 20 years in progressive human resource leadership roles for Plum Creek Timber Company, now Weyerhaeuser, in Seattle, WA. She holds bachelors’ degrees in Marketing as well as Business Management from Northwest Missouri State University and a master’s degree in Organizational Management from the University of Phoenix. Through continuing education, she maintains her certifications as a Senior Professional in Human Resources (SPHR) and a Society of Human Resources Management Senior Certified Professional or (SHRM-SCP).

Kenneth A. Larsen joined Banner Bank in 2005 as the Real Estate Administration Manager and was promoted to Mortgage Banking Director in 2010. Mr. Larsen is responsible for Banner Bank’s mortgage banking activities from origination, administration, secondary marketing, through loan servicing. Mr. Larsen has had a 31-year career in mortgage banking, including holding positions in all facets of operations and management. A graduate of Eastern Washington University, he earned a Bachelor of Arts in Education with a degree in Social Science and earned certificates from the Pacific Coast Banking School and the School of Mortgage Banking. He is also a Certified Mortgage Banker, the highest designation recognized by the Mortgage Bankers Association. Mr. Larsen began his career at Action Mortgage/Sterling Savings, later moving to Peoples Bank of Lynden where he managed the mortgage banking operation. Mr. Larsen also served as the 90th President of the Seattle Mortgage Bankers Association. Formerly he was the Chairman of the Washington Mortgage Bankers Association and currently serves as a commissioner on the Washington State Housing Finance Commission. He was promoted to Executive Vice President in 2015.

Sherrey Luetjen is Executive Vice President, General Counsel and Secretary for Banner Corporation and Banner Bank, as well as Ethics Officer for Banner Corporation. She joined Banner as Senior Vice President and Assistant General Counsel in May 2019 and was promoted to her current position in August 2021. Ms. Luetjen is responsible for directing and overseeing the company’s legal functions. Ms. Luetjen has more than 20 years of legal experience including more than 15 years as in-house counsel in the financial services industry. From 2010 through 2018, Ms. Luetjen was a Managing Director of Legal and Compliance at BlackRock, Inc. in Seattle, where she had served as a Director of Legal and Compliance from 2007 through 2010. Prior to BlackRock, Ms. Luetjen served as Associate General Counsel at a privately held investment advisory firm. Ms. Luetjen earned concurrent JD and MBA degrees from the University of Washington and earned her bachelor’s degree from Seattle University. Ms. Luetjen’s community involvement includes nine years of service on the board of directors of The Arboretum Foundation, including two years as board chair.

James P.G. McLean joined Banner Bank in November 2010 and is Executive Vice President, Commercial Real Estate Lending, leading teams including the Multifamily Lending Group, Commercial Real Estate Specialty Unit, Affordable Housing and LIHTC Investments, Community Financial Corporation, Residential Construction and Income Property Divisions, as well as loan administration functions related to this division.  Mr. McLean has 30 years of real estate finance experience at large national commercial banks, regional and community banks.  This experience includes fifteen years in executive leadership roles and as a principal of a mid-sized regional commercial real estate development firm.  Mr. McLean earned his bachelor’s degree from the University of Washington.  His community volunteering is focused on organizations that serve local youth, including the Boy Scouts of America, Lake Washington School District and numerous coaching positions.

Cynthia D. Purcell is Banner Bank’s Executive Vice President and Chief Strategy and Administration Officer, having previously served as Banner Bank’s Executive Vice President of Retail Banking and Administration. Ms. Purcell is responsible for leading the execution of the Bank’s long-term corporate strategic objectives in addition to leading the community banking residential lending, digital strategy & delivery channels as well as a number of operational and administrative functions for Banner Bank. She was formerly the Chief Financial Officer of Inland Empire Bank (now Banner Bank), which she joined in 1981. Over her banking career, Ms. Purcell has been deeply involved in advocating for the industry through leadership roles on various Boards and committees including State Banking Associations and the American Bankers Association (ABA). She has also taught banking courses throughout her career, including the ABA Graduate School of Bank Investments and Financial Management, the Northwest Intermediate Banking School, and the Oregon Bankers Association Directors College.
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

James T. Reed, Jr. began his banking career in 1985 and joined Banner Bank in 1998. Since then he has held several leadership positions with progressive responsibilities within the Commercial Banking division. Today, as Executive Vice President, Commercial Banking, Mr. Reed leads the teams that focus on commercial banking relationship management, portfolio management, and business development. Mr. Reed earned his bachelor’s degree from the University of Washington and is a graduate of Pacific Coast Banking School. Mr. Reed’s community involvement includes serving on the Association of Washington Businesses Executive Board as well as a member of the University of Washington Bothell Advisory Board.

Jill M. Rice joined Banner Bank in 2002 as a Regional Credit Risk Manager, later promoted to Senior Credit Officer overseeing the commercial banking credit function in 2008, and promoted to Chief Credit Officer in 2020. In all, Ms. Rice has more than 30 years of credit-related experience, including time as a Senior Bank Examiner with the FDIC. Ms. Rice earned her bachelor’s degree from Western Washington University, is a graduate of the Pacific Coast Banking School, and has held the RMA Credit Risk Certification since 2009. For more than 12 years Ms. Rice has been actively engaging with LifeWire, a domestic violence prevention organization, including serving seven years on the board of directors, two of which she was the board president. Ms. Rice currently serves on the board of directors for the Alzheimer’s Association Washington State Chapter Board.
Gary W. Wagers joined Banner Bank as Senior Vice President, Consumer Lending Administration in 2002 and was named to his current position as Executive Vice President, Retail Products and Services in January 2008. Mr. Wagers began a transition to retirement in the fourth quarter of 2021. Mr. Wagers began his banking career in 1982 at Idaho First National Bank. Prior to joining Banner Bank, his career included senior management positions in retail lending and branch banking operations with West One Bank and US Bank. Mr. Wagers earned his bachelor’s degree from Whitman College and his Master’s of Business degree from the University of Oregon. He is also a graduate of the ABA’s Stonier School of Banking.

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

The COVID-19 pandemic continues to negatively impact economic and commercial activity and financial markets, both globally and within the United States. In our market areas, stay-at-home orders, travel restrictions and closure of non-essential businesses and similar orders imposed across the United States to restrict the spread of COVID-19 in 2020 resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and significant layoffs and furloughs. Although local jurisdictions have subsequently lifted stay-at-home orders and moved to the opening of businesses, worker shortages, vaccine and testing requirements, new variants of COVID-19 and other health and safety recommendations have impacted the ability of businesses to return to pre-pandemic levels of activity and employment. While the overall economy has improved, disruptions to supply chains continue and significant inflation has been seen in the market. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated, including the following risks of COVID-19, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations of the Company:

•effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating our financial reporting and internal controls;
•declines in demand for loans and other banking services and products, as well as a decline in the credit quality of our loan portfolio, owing to the effects of COVID-19 in the markets served by us;
•if the economy is unable to remain open in an efficient manner, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•our allowance for credit losses may increase if borrowers experience financial difficulties, which will adversely affect net income;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments;
•as long as the Federal Reserve Board’s target federal funds rate remains near 0%, the yield on assets may decline to a greater extent than the decline in cost of interest-bearing liabilities, reducing net interest margin and spread and reducing net income
•higher operating costs, increased cybersecurity risks and potential loss of productivity as the result of an increase in the number of employees working remotely;
•increasing or protracted volatility in the price of the Company’s common stock, which may also impair our goodwill; and
•risks to the capital markets that may impact the performance of our investment securities portfolio, as well as limit our access to capital markets and other funding sources.

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, possible future virus variants, the effectiveness of our work-from-home arrangements, third party providers’ ability to support our operations, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

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

A deterioration in economic conditions in the markets we serve as a result of COVID-19 or other factors, in particular the Puget Sound area of Washington State, the Portland, Oregon metropolitan area, Spokane, Washington, Boise, Idaho, Eugene and southwest Oregon, San Diego and Sacramento, California and the agricultural regions of the Columbia Basin, could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

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

A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loans are more geographically diverse. Many of the loans in our portfolio are secured by real estate. Deterioration in the real estate markets where collateral for a loan is real property could negatively affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters such as earthquakes, flooding and tornadoes. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

Adverse changes in the regional and general economy could reduce our growth rate, impair our ability to collect loans and generally have a negative effect on our financial condition and results of operations.

External economic factors, such as changes in monetary policy and inflation and deflation, may have an adverse effect on our business, financial condition and results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System, or the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could lead to inflation, deflation, or other economic phenomena that could adversely affect our financial performance. The primary impact of inflation on our operations most likely will be reflected in increased operating costs. Conversely, deflation generally will tend to erode collateral values and diminish loan quality. Virtually all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than general levels of inflation or deflation. Interest rates do not necessarily move in the same direction or by the same magnitude as the prices of goods and services.

Risks Related to Credit and Lending

Our loan portfolio includes loans with a higher risk of loss.

In addition to first-lien one- to four -family residential real estate lending, we originate construction and land loans, commercial and multifamily mortgage loans, commercial business loans, agricultural mortgage loans and agricultural loans, and consumer loans, primarily within our market areas.  We had $8.27 billion outstanding in these types of higher risk loans, excluding SBA PPP loans, at December 31, 2021, compared to $8.11 billion at December 31, 2020.  These loans typically present different risks to us for a number of reasons, including those discussed below:

•Construction and Land Loans. At December 31, 2021, construction and land loans were $1.31 billion, or 14% of our total loan portfolio.  This type of lending is subject to the inherent difficulties in estimating both a property’s value at completion of a project and the estimated cost (including interest) of the project.  Because of the uncertainties inherent in estimating construction costs, as well as the market value of a completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project’s loan-to-value ratio. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to ensure completion of the project. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Disagreements between borrowers and builders and the failure of builders to pay subcontractors may also jeopardize projects.  This type of lending also typically involves higher loan principal amounts and may be concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Many of the builders we deal with have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. In addition, during the term of some of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly depleting the interest reserves prior to completion and/or increasing the end-purchaser’s borrowing costs, thereby possibly reducing the homeowner’s ability to finance the home upon completion or the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of managing our problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences.  Loans on land under development or held for future construction also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  These risks can be significantly impacted by supply and demand.  As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to independently repay principal and interest.

Construction loans made by us include those with a sales contract or permanent loan in place for the finished homes and those for which purchasers for the finished homes may not be identified either during or following the construction period, known as speculative construction loans. Speculative construction loans to a builder pose a greater potential risk to us than construction loans to individuals on their personal residences.  We attempt to mitigate this risk by actively monitoring the number of unsold homes in our construction loan portfolio and local housing markets in an attempt to maintain an appropriate balance between home sales and new loan originations.  In addition, the maximum number of speculative construction loans (loans that are not pre-sold) approved for each builder is based on a combination of factors, including the financial capacity of the builder, the market demand for the finished product and the ratio of sold to unsold inventory the builder maintains.  We have also attempted to diversify the risk associated with speculative construction lending by doing business with a large number of small and mid-sized builders spread over a relatively large geographic region representing numerous sub-markets within our service area.

As a result of the increasing real estate values in certain of our market areas, this category of lending has increased. Our investment in construction and land loans increased by $19.7 million or 2% in 2021. At December 31, 2021, construction and land loans that were non-performing were $479,000, or 2% of our total non-performing loans.

•Commercial and Multifamily Real Estate Loans. At December 31, 2021, commercial and multifamily real estate loans were $4.28 billion, or 47% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Repayment of these loans is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. If we foreclose on a commercial or multifamily real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential loans because there are fewer potential purchasers of the collateral. At December 31, 2021, commercial and multifamily real estate loans that were non-performing were $14.2 million, or 62% of our total non-performing loans.

•Commercial Business Loans.  At December 31, 2021, commercial business loans, excluding SBA PPP loans, were $1.83 billion, or 20% of our total loan portfolio. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  A borrower’s cash flow may prove to be unpredictable, and collateral securing these loans may fluctuate in value.  Most often, this collateral includes accounts receivable, inventory, equipment or real estate.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its clients.  Other collateral securing loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business.  At December 31, 2021, commercial business loans that were non-performing were $2.2 million, or 9% of our total non-performing loans.

•Agricultural Loans.  At December 31, 2021, agricultural loans were $285.8 million, or 3% of our total loan portfolio.  Agricultural lending involves a greater degree of risk. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers.  These factors include adverse weather conditions that prevent the planting of a crops or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies, tariffs and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. Consequently, agricultural loans may involve a greater degree of risk than other types of loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment (some of which is highly specialized with a limited or no market for resale), or assets such as livestock or crops. In such cases, any repossessed collateral for a defaulted agricultural operating loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation or because the assessed value of the collateral exceeds the eventual realization value. At December 31, 2021, there were $1.0 million of agricultural loans that were non-performing, or 4% of total non-performing loans.

•Consumer Loans.  At December 31, 2021, consumer loans were $555.9 million, or 6% of our total loan portfolio.  Our consumer loans often entail greater risk than first-lien residential mortgage loans. Home equity lines of credit generally entail greater risk than do one- to four-family residential mortgage loans where we are in the first lien position. For those home equity lines secured by a second mortgage, it is less likely that we will be successful in recovering all of our loan proceeds in the event of default. Our foreclosure on these loans requires that the value of the property be sufficient to cover the repayment of the first mortgage loan, as well as the costs associated with foreclosure. In the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on these consumer loans.  Loans that we purchased, or indirectly originated, may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as us, and a borrower may be able to assert against the assignee claims and defenses that it has against the seller of the underlying collateral. At December 31, 2021, consumer loans that were non-performing were $1.9 million, or 8% of our total non-performing loans.

Our business may be adversely affected by credit risk associated with residential property and declining property values.

At December 31, 2021, first-lien one- to four-family residential loans were $683.3 million or 8% of our total loan portfolio. Our first-lien one- to four-family residential loans are primarily made based on the repayment ability of the borrower and the collateral securing these loans. Foreclosure on the loans requires that the value of the property be sufficient to cover the repayment of the loan, as well as the costs associated with foreclosure.

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

We maintain an allowance for credit losses, which is a reserve established through a provision for expected losses charged to expense, which we believe is appropriate to provide for lifetime expected credit losses in our loan portfolio.  The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

•our collective loss reserve, for loans evaluated on a pool basis which have similar risk characteristics based on our life of loan historical default and loss experience, certain macroeconomic factors, reasonable and supportable forecasts, regulatory requirements, management’s expectations of future events and qualitative factors; and
•our individual loss reserve, based on our evaluation of individual loans that do not share similar risk characteristics and the present value of the expected future cash flows or the fair value of the underlying collateral.

The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for credit losses may not be sufficient to cover the expected losses in our loan portfolio, resulting in the need for increases in our allowance for credit losses through the provision for credit losses which is recorded as a charge against income. Management also recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions.

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

As of December 31, 2021, we hold and service a portfolio of 1,106 loans originated under the SBA PPP with a balance of $133.9 million. The SBA PPP loans are subject to the provisions of the CARES Act and CAA 2021 and to complex and evolving rules and guidance issued by the SBA and other government agencies. Most of our SBA PPP borrowers have already qualified for or will seek full or partial forgiveness of their loan obligations, however, if an SBA PPP borrower fails to qualify for loan forgiveness, we face a heightened risk of holding these loans at unfavorable interest rates for an extended period of time. We could face additional risks in our administrative capabilities to service our SBA PPP loans, and risk with respect to the determination of loan forgiveness. In the event of a loss resulting from a default on an SBA PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced an SBA PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

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
In accordance with GAAP, we record assets acquired and liabilities assumed at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. As a result, acquisitions typically result in recording goodwill. We perform a goodwill evaluation at least annually to test for goodwill impairment. Our test of goodwill for potential impairment is based on a qualitative assessment by management that takes into consideration macroeconomic conditions, industry and market conditions, cost or margin factors, financial performance and share price. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill resulting in a charge against operations, which could adversely affect our results of operations and financial condition, perhaps materially; however, it would have no impact on our liquidity, operations, or regulatory capital.

Risks Related to Market and Interest Rate Changes

Our results of operations, liquidity and cash flows are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. In March 2020, in response to the COVID-19 pandemic, the Federal Open Market Committee (“FOMC”) of the Federal Reserve System lowered the target range for the federal funds rate 150 basis points to a range of 0.00% to 0.25%. The reduction in the targeted federal funds rate has resulted in a decline in overall interest rates which has negatively impacted our net interest income. However, the FOMC has recently indicated it expects to increase rates starting in 2022. If the FOMC increases the targeted federal funds rate, overall interest rates are expected to rise, which will positively impact our net interest income but may negatively impact both the housing market by reducing refinancing activity and new home purchases and the U.S. economy.

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

In addition, a substantial amount of our loans have adjustable interest rates.  As a result, these loans may experience a higher rate of default in a rising interest rate environment.  Further, a significant portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust.  Approximately 63% of our loan portfolio was comprised of adjustable or floating-rate loans at December 31, 2021, and approximately $3.56 billion, or 62%, of those loans contained interest rate floors, below which the loans’ contractual interest rate may not adjust.  At December 31, 2021, the weighted average floor interest rate of these loans was 4.17%.  At that date, approximately $2.28 billion, or 64%, of these loans were at their floor interest rate.  The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates.  Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.

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

The Bank is susceptible to fraudulent activity that may be committed against us or our clients which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client’s information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Nationally, reported incidents of fraud and other financial crimes have increased.  We have also experienced losses due to apparent fraud and other financial crimes.  While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

Risks related to our Business and Industry Generally

We will be required to transition from the use of the London Interbank Offered Rate (“LIBOR”) in the future.

We have certain FHLB advances, loans, investment securities, subordinated debentures and trust preferred securities indexed to LIBOR to calculate the interest rate. The continued availability of the LIBOR index is not guaranteed after 2021 and by June 2023, LIBOR is scheduled to be eliminated entirely. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate, or SOFR). Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities. The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers or our existing borrowings may result in our incurring significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with clients and creditors over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations.

Ineffective liquidity management could adversely affect our financial results and condition.

Effective liquidity management is essential to our business. We require sufficient liquidity to meet client loan requests, client deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. An inability to raise funds through deposits, borrowings, the sale of loans or investment securities and other sources could have a substantial negative effect on our liquidity. We rely on client deposits and at times, borrowings from the FHLB of Des Moines and certain other wholesale funding sources to fund our operations. Deposit flows and the prepayment of loans and mortgage-related securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and the competition for deposits and loans in the markets we serve. Further, changes to the FHLB of Des Moines’s underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and could therefore have a significant adverse impact on our liquidity. Although we have historically been able to replace maturing deposits and borrowings if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB of Des Moines, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. Additional factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our deposits and loans are concentrated, negative operating results, or adverse regulatory action against us. Any decline in available funding in amounts adequate to finance our activities or on terms which are acceptable could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations.

Additionally, collateralized public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which on the one hand tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality’s fiscal policies and cash flow needs.

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

Climate change may materially adversely affect the Company’s business and results of operations.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our clients will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our clients may face cost increases, asset value reductions and operating process changes. The impact on our clients will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain industry sectors. In addition, we could face reductions in creditworthiness on the part of some clients or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

Benefits of Banner Forward and other strategic initiatives may not be realized.
Banner’s ability to compete depends on a number of factors, including, among others, its ability to develop and successfully execute strategic plans and initiatives. Banner Forward is focused on accelerating growth in commercial banking, deepening relationships with retail clients, and advancing technology strategies to enhance our digital service channels, while streamlining underwriting and back office processes. We may not be successful in achieving some or all of these objectives. The expected cost savings and revenue growth from Banner Forward may not be realized. The costs to implement Banner Forward may be greater than anticipated. Changes in economic conditions beyond our control, including changes in interest rates, may affect our ability to achieve our objectives. Our inability to execute on or achieve the anticipated outcomes of Banner Forward may affect how the market perceives us and could impede our growth and profitability.

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

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the community banking industry where the Bank conducts its business.  The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy.  Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel.  In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our President, and certain other employees.  We could undergo a difficult transition period if we were to lose the services of any of these individuals. Our success also depends on the experience of our banking facilities’ managers and bankers and on their relationships with the clients and communities they serve. In addition, our success has been and continues to be highly dependent upon the services of our directors, some of whom are at or nearing retirement age, and we may not be able to identify and attract suitable candidates to replace such directors. The loss of these key persons could negatively impact the affected banking operations.

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

Provisions in our articles of incorporation and bylaws, the corporate laws of the state of Washington and federal laws and regulations could delay or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise negatively affect the market value of our stock. These provisions, among others, include: restrictions on voting shares of our common stock beneficially owned in excess of 10.0% of total shares outstanding; advance notice requirements for nominations for election to our Board of Directors and for proposing matters that shareholders may act on at shareholder meetings; and staggered three-year terms for directors. Our articles of incorporation also authorize our Board of Directors to issue preferred or other stock, and preferred or other stock could be issued as a defensive measure in response to a takeover proposal. In addition, because we are a bank holding company, the ability of a third party to acquire us is limited by applicable banking laws and regulations. The Bank Holding Company Act requires any bank holding company to obtain the approval of the Federal Reserve before acquiring 5% or more of any class of our voting securities. Any entity that is a holder of 25% or more of any class of our voting securities, or in some circumstances a holder of a lesser percentage, is subject to regulation as a bank holding company under the Bank Holding Company Act. Under the Change in Bank Control Act of 1978, as amended, any person (or persons acting in concert), other than a bank holding company, is required to notify the Federal Reserve before acquiring 10% or more of any class of our voting securities.

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

Banner Corporation maintains its administrative offices and main branch office, which is owned by us, in Walla Walla, Washington.  In total, as of December 31, 2021, we have 150 branch offices located in Washington, Oregon, California, and Idaho.  Geographically we have 73 branches located in Washington, 35 in Oregon, 31 in California and 11 in Idaho.  Of these branch locations, approximately two thirds are owned and one third are leased facilities.  In addition to the branch locations, we also have 18 loan production offices, ten of which are located in Washington, three in California, two in both Oregon and Idaho, and one in Utah.  All loan production offices are leased facilities. The lease terms for our branch and loan production offices are not individually material.  Lease expirations range from 3 months to 18 years.  Administrative support offices are primarily in Washington, where we have nine facilities, of which we own three and lease six.  Additionally, we have two leased administrative support offices in Idaho and four administrative support offices located in Oregon, two owned and two leased.  In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

Item 3 – Legal Proceedings

In the normal course of our business, we have various legal proceedings and other contingent matters pending. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. Furthermore, in some matters, it is difficult to assess potential exposure because the legal proceeding is still in the pretrial stage. These claims and counter claims typically arise during the course of collection efforts on problem loans or with respect to actions to enforce liens on properties in which we hold a security interest, although we also are subject to claims related to employment matters. Claims related to employment matters may include, but are not limited to: claims by our employees of discrimination, harassment, violations of wage and hour requirements, or violations of other federal, state, or local laws and claims of misconduct or negligence on the part of our employees. Some or all of these claims may lead to litigation, including class action litigation, and these matters may cause us to incur negative publicity with respect to alleged claims. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operation for any period. At December 31, 2021, we had accrued $12.1 million related to these legal proceedings. The ultimate outcome of these legal proceedings could be more or less than what we have accrued. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, operations or cash flows, except as set forth below.

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

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our voting common stock is principally traded on the NASDAQ Global Select Market under the symbol “BANR.”  Shareholders of record as of December 31, 2021 totaled 1,957 based upon securities position listings furnished to us by our transfer agent.  This total does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.

Issuer Purchases of Equity Securities

The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2021:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Remaining Shares that May be Purchased at Period End under the Board Authorization

October 1, 2021 - October 31, 2021	122	$57.58	—	707,781
November 1, 2021 - November 30, 2021	—	—	—	707,781
December 1, 2021 - December 31, 2021	58	56.06	—	1,712,510
Total for quarter	180	$57.09	—	1,712,510

On December 22, 2021, the Company announced that its Board of Directors had authorized the repurchase up to 1,712,510 shares of the Company’s common stock (which was equivalent to 5% of the Company’s common stock). Under the authorization, shares may be repurchased by the Company in open market purchases. No shares were repurchased under this authorization during December 2021. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations.

In addition, 180 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants in the fourth quarter of 2021.

There were no shares tendered in connection with option exercises during the years ended December 31, 2021 and 2020, respectively. Restricted shares canceled to pay withholding taxes totaled 59,730 and 41,507 during the years ended December 31, 2021 and 2020, respectively.

Performance Graph

The following graph compares the cumulative total shareholder return on Banner Corporation common stock with the cumulative total return on the NASDAQ (U.S. Stock) Index, a peer group of the KBW Regional Bank Index and the S&P 500.  Total return assumes the reinvestment of all dividends.

Total Return Performance
350
300
250
200
150
100
50
Index Value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Year Ended
Banner Corporation
NASDAQ Composite
KBW Regional Bank Index
S&P 500

	Year Ended
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Banner Corporation	100.00	102.26	102.31	111.54	97.55	130.98
NASDAQ Composite	100.00	129.64	125.96	172.18	249.51	304.85
KBW Regional Bank Index	100.00	101.81	84.00	104.05	95.02	129.84
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41

*Assumes $100 invested in Banner Corporation common stock and each index at the close of business on December 31, 2016 and that all dividends were reinvested.  Information for the graph was provided by Bloomberg LP, New York City, NY.

Our ability to pay dividends on our common stock depends primarily on dividends we receive from Banner Bank. The timing and amount of cash dividends paid on our common stock depends on our earnings, capital requirements, financial condition and other relevant factors, including required payments on our TPS, and is subject to the discretion of our Board of Directors. During 2021, we kept our regular quarterly dividend at $0.41 per share. Subsequent to December 31, 2021, we declared a $0.44 per share quarterly dividend, a 7% increase compared to the 2021 quarterly dividend, payable on February 14, 2022. There can be no assurance that we will pay dividends on our common stock in the future. For additional information on our ability to pay dividends, see Item 1 of this report, “Business–Regulation–Banner Bank–Dividends” and “Banner Corporation–Dividends.”

Item 6 - Reserved

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

Executive Overview

Banner Corporation’s successful execution of its Super Community bank model and strategic initiatives have delivered solid core operating results and profitability over the last several years. Banner’s longer term strategic initiatives continue to focus on originating high quality assets, new client acquisition and deepening existing client relationships which we believe will continue to generate strong revenue while maintaining the Company’s moderate risk profile.

For the year ended December 31, 2021, our net income was $201.0 million, or $5.76 per diluted share, compared to net income of $115.9 million, or $3.26 per diluted share for the year ended December 31, 2020 and $146.3 million, or $4.18 per diluted share for the year ended December 31, 2019. Current year results were impacted by the low interest rate environment and the unprecedented level of market liquidity. The current year results include a recapture of provision for credit losses, primarily due to the improvement in the level of adversely classified loans and forecasted economic indicators utilized to estimate credit losses as well as an acceleration of SBA PPP deferred loan fee income, a decrease in mortgage banking income, increased non-interest expense, a decrease in the yield on earnings-assets as a result of the decline in market interest rates and excess liquidity being invested in short term investments. Both the current year and prior year results were positively impacted by growth in interest-earnings assets and decreased funding costs.

Our financial results for the year ended December 31, 2021 also reflect the reduction in business activity in some of our markets due the lingering impacts of the COVID-19 pandemic. At December 31, 2021, we had 21 mortgage loans totaling $6.4 million operating under forbearance agreements due to COVID-19. Since these loans were performing loans that were current on their payments prior to the COVID-19 pandemic, these modifications are not considered to be troubled debt restructurings pursuant to applicable accounting and regulatory guidance at December 31, 2021. In addition, the SBA provided assistance to small businesses impacted by COVID-19 through the SBA PPP, which was designed to provide near-term relief to help small businesses sustain operations. As of December 31, 2021, Banner had provided SBA PPP loans totaling nearly $1.61 billion and received SBA forgiveness for SBA PPP loans totaling $1.48 billion. Our essential onsite employees, such as those working in our branches, continue to serve clients in person. In July 2021, we began to normalize our operations by returning additional groups of employees back to bank worksites. However, a late summer spike in COVID-19 cases resulted in a suspension of our return to work process. We are currently reviewing our initiatives for allowing remaining staff to return to bank worksites. Expenses incurred in response to the COVID-19 pandemic resulted in $436,000 of related costs during the year ended December 31, 2021, compared to $3.5 million for the year ended December 31, 2020.

During 2021, we began implementing Banner Forward, a Bank-wide initiative to drive revenue growth and reduce operating expense. Full implementation is expected by 2023, with the goal of delivering sequential improvements in operating performance during the next six quarters while staying true to our mission and value proposition of being connected, knowledgeable and responsive to our clients, communities and employees. Banner Forward is focused on accelerating growth in commercial banking, deepening relationships with retail clients, and advancing technology strategies to enhance our digital service channels, while streamlining underwriting and back office processes. We incurred expenses of $11.6 million related to Banner Forward during the year ended December 31, 2021.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of client deposits, FHLB advances, other borrowings, subordinated notes, and junior subordinated debentures. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets, interest-bearing liabilities and non-interest-bearing funding sources including non-interest-bearing deposits. Our net interest income increased 3% to $496.9 million for the year ended December 31, 2021, compared to $481.3 million for the prior year. The increase in net interest income in 2021 is a result of growth in both total interest-earning assets and core deposits as well as acceleration of deferred loan fees on SBA PPP loans due to SBA loan forgiveness, partially offset by lower yields on interest-earning assets, due to declines in market rates. The growth in total interest-earning assets and core deposits was largely the result of SBA PPP loan funds deposited into client accounts, fiscal stimulus payments and an increase in general client liquidity due to reduced business investment and consumer spending during the COVID-19 pandemic. During the year ended December 31, 2021, our net interest margin on a tax equivalent basis decreased to 3.39% compared to 3.85% for the prior year. The decrease in net interest margin on a tax equivalent basis during 2021 primarily reflects lower yields on average interest-earning assets, partially offset by decreases in the cost of funding liabilities. The lower yields on average interest-earning assets compared to a year earlier was largely due to the impact of the continuing low targeted Fed Funds Rate resulting in lower yields on new loan originations and further declines on floating rate loan yields as well as excess liquidity being invested in low yielding short term investments and interest-bearing deposits.

We recorded a $33.4 million recapture of provision for credit losses in the year ended December 31, 2021, primarily reflecting a decrease in the expected lifetime credit losses due to an improvement in the forecasted economic indicators used to calculate credit losses and a decrease in adversely classified loans during the year ended December 31, 2021, compared to a $67.9 million provision for credit losses in 2020 and a $10.0 million provision in 2019. Non-performing loans decreased to $22.8 million at December 31, 2021, compared to $35.6 million a year earlier. Net charge-offs decreased to $2.1 million for the year ended December 31, 2021, compared to net charge-offs of $5.4 million for the prior year. Our allowance for credit losses - loans at December 31, 2021 was $132.1 million, representing 578% of non-performing loans compared to $167.3 million, or 470% of non-performing loans for the prior year. In addition to the allowance for credit losses - loans, we maintain an allowance for credit losses - unfunded loan commitments which was $12.4 million at December 31, 2021 compared to $13.3 million at December 31, 2020. (See Note 4, Loans Receivable and the Allowance for Credit Losses, as well as “Asset Quality” below in this Form 10-K.)

Our net income is also affected by the level of our non-interest income, including deposit fees and other service charges, results of mortgage banking operations, which includes gains and losses on the sale of loans and servicing fees, gains and losses on the sale of securities, as well as our non-interest expenses and provisions for credit losses and income taxes. In addition, our net income is affected by the net change in the value of certain financial instruments carried at fair value. Our total non-interest income was $96.4 million for the year ended December 31, 2021, compared to $98.6 million for the year ended December 31, 2020. The decrease from the prior year primarily reflects decreased mortgage banking income, partially offset by an increase in deposit fees and other services charges and a net gain recognized for fair value adjustments as a result of changes in the valuation of financial instruments carried at fair value. For the year ended December 31, 2021, we recorded a net gain of $4.6 million for fair value adjustments and $482,000 in net gains on the sale of securities. In comparison, for the year ended December 31, 2020, we recorded a net loss of $656,000 for fair value adjustments and $1.0 million in net gains on the sale of securities.

Our total revenues (net interest income plus total non-interest income) for the year ended December 31, 2021 increased $13.4 million, or 2%, to $593.3 million, compared to $579.9 million for the same period a year earlier, largely as a result of increases in net interest income.  Our total adjusted revenues (a non-GAAP financial measure), which excludes net gains and losses on sale of securities and fair value adjustments increased by $8.6 million, or 1%, to $588.2 million for the year ended December 31, 2021, compared to $579.6 million a year earlier.

For the year ended December 31, 2021, non-interest expense increased 3% to $380.1 million, compared to $369.6 million for the year ended December 31, 2020. The increase was largely the result of increases in payment and card processing services expense and professional services expense, primarily due to an increase in consulting expenses related to the Banner Forward initiative, as well as a $2.3 million loss on extinguishment of debt as a result of the redemption of $8.2 million of junior subordinated debentures during the current year. These increases were partially offset by decreases in COVID-19 expenses and merger and acquisition-related expenses.

Selected Financial Data: The following condensed consolidated statements of financial condition and operations and selected performance ratios as of December 31, 2021, 2020, and 2019 and for the years then ended have been derived from our audited consolidated financial statements.

The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8, Financial Statement and Supplementary Data.”

FINANCIAL CONDITION DATA:
	December 31
(In thousands)	2021	2020	2019
Total assets	$16,804,872	$15,031,623	$12,604,031
Cash and securities (1)	6,321,196	4,003,469	2,121,022
Loans receivable, net	8,952,664	9,703,703	9,204,798
Deposits	14,326,933	12,567,296	10,048,641
Borrowings	434,305	451,759	687,778
Common shareholders’ equity	1,690,327	1,666,264	1,594,034
Total shareholders’ equity	1,690,327	1,666,264	1,594,034
Shares outstanding	34,253	35,159	35,752
OPERATING DATA:
	For the Year Ended December 31
(In thousands)	2021	2020	2019
Interest income	$520,500	$519,146	$525,687
Interest expense	23,609	37,845	56,768
Net interest income	496,891	481,301	468,919
(Recapture) provision for credit losses	(33,388)	67,875	10,000
Net interest income after provision for credit losses	530,279	413,426	458,919
Deposit fees and other service charges	39,495	34,384	46,632
Mortgage banking operations revenue	33,948	51,083	22,215
Net change in valuation of financial instruments carried at fair value	4,616	(656)	(208)
All other non-interest income	18,357	13,805	13,302
Total non-interest income	96,416	98,616	81,941
Salary and employee benefits	244,351	245,400	226,409
All other non-interest expenses	135,750	124,189	131,319
Total non-interest expense	380,101	369,589	357,728
Income before provision for income tax expense	246,594	142,453	183,132
Provision for income tax expense	45,546	26,525	36,854
Net income	$201,048	$115,928	$146,278

PER COMMON SHARE DATA:
	At or For the Years Ended December 31
	2021	2020	2019
Net income:
Basic	$5.81	$3.29	$4.20
Diluted	5.76	3.26	4.18
Common shareholders’ equity per share (2)	49.35	47.39	44.59
Common shareholders’ tangible equity per share (2)(9)	38.02	36.17	33.33
Cash dividends	1.64	1.23	2.64
Dividend payout ratio (basic)	28.23%	37.39%	62.86%
Dividend payout ratio (diluted)	28.47%	37.73%	63.16%

OTHER DATA:
	As of December 31
	2021	2020	2019
Full time equivalent employees	1,891	2,061	2,198
Number of branches	150	155	178

KEY FINANCIAL RATIOS:
	At or For the Years Ended December 31
	2021	2020	2019
Performance Ratios:
Return on average assets (3)	1.24%	0.83%	1.22%
Return on average common equity (4)	12.12	7.14	9.50
Average common equity to average assets	10.26	11.63	12.85
Net interest margin (tax equivalent) (5)	3.39	3.85	4.35
Non-interest income to average assets	0.60	0.71	0.68
Non-interest expense to average assets	2.35	2.65	2.98
Efficiency ratio (6)	64.06	63.73	64.94
Average interest-earning assets to funding liabilities	104.18	104.61	106.09
Loans to deposits ratio	64.08	80.48	94.70
Selected Financial Ratios:
Allowance for credit/loan losses as a percent of total loans at end of period (7)	1.45	1.69	1.08
Net charge-offs as a percent of average outstanding loans during the period	(0.02)	(0.05)	(0.07)
Non-performing assets as a percent of total assets	0.14	0.24	0.32
Allowance for credit/loan losses as a percent of non-performing loans (7)(8)	578.47	469.70	253.95
Common shareholders’ tangible equity to tangible assets (9)	7.93	8.69	9.77
Consolidated Capital Ratios:
Total capital to risk-weighted assets	14.71	14.73	12.93
Tier 1 capital to risk-weighted assets	12.74	12.56	11.97
Tier 1 capital to average leverage assets	8.76	9.50	10.71
Common equity tier I capital to risk-weighted assets	11.54	11.25	10.63

(1)Includes securities available-for-sale and held-to-maturity.
(2)Calculated using shares outstanding, excluding unearned restricted shares held in ESOP.
(3)Net income divided by average assets.
(4)Net income divided by average common equity.
(5)Net interest income before provision for credit losses as a percent of average interest-earning assets.
(6)Non-interest expenses divided by the total of net interest income before loan losses and non-interest income.
(7)The allowance for credit losses - loans as a percentage of loans and as a percentage of non-performing assets for 2020 and 2021 reflects the adoption of Financial Instruments - Credit Losses (ASC 326) on January 1, 2020.
(8)Non-performing loans consist of nonaccrual and 90 days past due loans still accruing interest.
(9)Common shareholders’ tangible equity per share and the ratio of tangible common shareholders’ equity to tangible assets are non-GAAP financial measures.  We calculate tangible common equity by excluding the balance of goodwill and other intangible assets from shareholders’ equity.  We calculate tangible assets by excluding the balance of goodwill and other intangible assets from total assets.  We believe that this is consistent with the treatment by our bank regulatory agencies, which exclude goodwill and other intangible assets from the calculation of risk-based capital ratios.  Management believes that these non-GAAP financial measures provide information to investors that is useful in understanding the basis of our capital position.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP.  Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures as calculated by other companies. For a reconciliation of these non–GAAP measures, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.”
*Non-GAAP financial measures: Net income, revenues and other earnings and expense information excluding fair value adjustments, gains or losses on the sale of securities, merger and acquisition-related expenses, losses on extinguishment of debt, COVID-19 expenses, Banner Forward expenses, amortization of CDI, REO operations, state/municipal tax expense and the related tax benefit, are non-GAAP financial measures.  Management has presented these and other non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations and to facilitate the comparison of our performance with the performance of our peers.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Years Ended December 31, 2021 and 2020” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (dollars in thousands, except share and per share data):

	For the Years Ended December 31
	2021	2020	2019
ADJUSTED REVENUE:
Net interest income (GAAP)	$496,891	$481,301	$468,919
Total non-interest income	96,416	98,616	81,941
Total GAAP revenue	593,307	579,917	550,860
Exclude net gain on sale of securities	(482)	(1,012)	(33)
Exclude net change in valuation of financial instruments carried at fair value	(4,616)	656	208
Adjusted Revenue (non-GAAP)	$588,209	$579,561	$551,035
ADJUSTED EARNINGS:
Net income (GAAP)	$201,048	$115,928	$146,278
Exclude net gain on sale of securities	(482)	(1,012)	(33)
Exclude net change in valuation of financial instruments carried at fair value	(4,616)	656	208
Exclude merger and acquisition-related costs	660	2,062	7,544
Exclude COVID-19 expenses	436	3,502	—
Exclude Banner Forward expenses	11,604	—	—
Exclude loss on extinguishment of debt	2,284	—	735
Exclude related tax benefit	(2,373)	(1,239)	(1,741)
Total adjusted earnings (non-GAAP)	$208,561	$119,897	$152,991
Diluted earnings per share (GAAP)	$5.76	$3.26	$4.18
Diluted adjusted earnings per share (non-GAAP)	$5.97	$3.37	$4.38

	December 31
ADJUSTED EFFICIENCY RATIO:	2021	2020	2019
Non-interest expense (GAAP)	$380,101	$369,589	$357,728
Exclude merger and acquisition-related costs	(660)	(2,062)	(7,544)
Exclude COVID-19 expenses	(436)	(3,502)	—
Exclude Banner Forward expenses	(11,604)	—	—
Exclude CDI amortization	(6,571)	(7,732)	(8,151)
Exclude state/municipal tax expense	(4,343)	(4,355)	(3,880)
Exclude REO operations	22	190	(303)
Exclude loss on extinguishment of debt	(2,284)	—	(735)
Adjusted non-interest expense (non-GAAP)	$354,225	$352,128	$337,115

Net interest income (GAAP)	$496,891	$481,301	$468,919
Non-interest income (GAAP)	96,416	98,616	81,941
Total revenue	593,307	579,917	550,860
Exclude net gain on sale of securities	(482)	(1,012)	(33)
Exclude net change in valuation of financial instruments carried at fair value	(4,616)	656	208
Adjusted revenue (non-GAAP)	$588,209	$579,561	$551,035

Efficiency ratio (GAAP)	64.06%	63.73%	64.94%
Adjusted efficiency ratio (non-GAAP)	60.22%	60.76%	61.18%

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

	December 31
	2021	2020	2019
Shareholders’ equity (GAAP)	$1,690,327	$1,666,264	$1,594,034
Exclude goodwill and other intangible assets, net	387,976	394,547	402,279
Common shareholders’ tangible equity (non-GAAP)	$1,302,351	$1,271,717	$1,191,755
Total assets (GAAP)	$16,804,872	$15,031,623	$12,604,031
Exclude goodwill and other intangible assets, net	387,976	394,547	402,279
Total tangible assets (non-GAAP)	$16,416,896	$14,637,076	$12,201,752
Common shareholders’ equity to total assets (GAAP)	10.06%	11.09%	12.65%
Common shareholders’ tangible equity to tangible assets (non-GAAP)	7.93%	8.69%	9.77%
Common shares outstanding	34,252,632	35,159,200	35,751,576
Common shareholders’ equity (book value) per share (GAAP)	$49.35	$47.39	$44.59
Common shareholders’ tangible equity (tangible book value) per share (non-GAAP)	$38.02	$36.17	$33.33

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

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified certain accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  Management believes the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods.  There have been no significant changes in our application of accounting policies since December 31, 2020.  For additional information concerning critical accounting policies, see the Selected Notes to the Consolidated Financial Statements and the following:

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

Management estimates the allowance for credit losses - loans using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses - loans is maintained at a level sufficient to provide for expected credit losses over the life of the loan based on evaluating historical credit loss experience and making adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio.  These factors include, among others, changes in the size and composition of the loan portfolio, differences in underwriting standards, delinquency rates, actual loss experience and current economic conditions.

The allowance for credit losses - loans is measured on a collective (pool) basis when similar risk characteristics exist. In estimating the component of the allowance for credit losses for loans that share common risk characteristics, loans are pooled based on loan type and areas of risk concentration. For loans evaluated collectively, the allowance for credit losses - loans is calculated using life of loan historical losses adjusted for economic forecasts and current conditions.

For commercial real estate, multifamily real estate, construction and land, commercial business and agricultural loans with risk rating segmentation, historical credit loss assumptions are estimated using a model that categorizes loan pools based on loan type and risk rating. For one- to four- family residential loans, consumer loans, home equity lines of credit, small business loans, and small balance commercial real estate loans, historical credit loss assumptions are estimated using a model that categorizes loan pools based on loan type and delinquency status. These models calculate an expected life-of-loan loss percentage for each loan category by calculating the probability of default, based on the migration of loans from performing to loss by risk rating or delinquency categories using historical life-of-loan analysis and the severity of loss, based on the aggregate net lifetime losses incurred for each loan pool. For credit cards, historical credit loss assumptions are estimated using a model that calculates an expected life-of-loan loss percentage for each loan category by considering the historical cumulative losses based on the aggregate net lifetime losses incurred for each loan pool. The model captures historical loss data back to the first quarter of 2008. For loans evaluated collectively, management uses economic indicators to adjust the historical loss rates so that they better reflect management’s expectations of future conditions over the remaining lives of the loans in the portfolio based on reasonable and supportable forecasts. These economic indicators are selected based on correlation to the Company’s historical credit loss experience and are evaluated for each loan category. The economic indicators evaluated include the unemployment rate, gross domestic product, real estate price indices and growth, industrial employment, corporate profits, the household consumer debt service ratio, the household mortgage debt service ratio, and single family median home price growth. Management uses a third party baseline economic forecast as its standard reasonable and supportable forecast. Management does consider other more optimistic and pessimistic economic forecasts, however, when evaluating the economic indicators and under certain circumstances will probability weight the various forecasts to arrive at the forecast that most reflects management’s expectations of future conditions. The selection of a more optimistic or pessimistic economic forecast would result in a lower or higher allowance for credit losses. The use of a protracted slump economic forecast would have increased the allowance for credit losses - loans by approximately 4% as of December 31, 2021, where the use of a stronger near-term growth economic forecast would result in a negligible decrease in the allowance for credit losses - loans as of December 31, 2021. The allowance for credit losses - loans is then adjusted for the period in which those forecasts are considered to be reasonable and supportable. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the adjustments discontinue to be applied so that the model reverts back to the historical loss rates using a straight line reversion method. Management selected a reasonable and supportable forecast period of 12 months with a reversion period of 12 months. Both the reasonable and supportable forecast period and the reversion period are periodically reviewed by management.

Further, for loans evaluated collectively, management also considers qualitative and environmental (QE) factors for each loan category to adjust for differences between the historical periods used to calculate historical loss rates and expected conditions over the remaining lives of the loans in the portfolio. In determining the aggregate adjustment needed management considers the financial condition of the borrowers, the nature and volume of the loans, the remaining terms and the extent of prepayments on the loans, the volume and severity of past due and classified loans as well as the value of the underlying collateral on loans in which the collateral dependent practical expedient has not been used. Management also considers the Company’s lending policies, the quality of the Company’s credit review process, the quality of the Company’s management and lending staff, and the regulatory and economic environments in the areas in which the Company’s lending activities are concentrated. Management uses a scale to assign QE factor adjustments based on the level of estimated impact which requires a significant amount of judgment. Generally, adjustments to QE factors are made in five basis-point increments. Some QE factors impact all loan segments equally while others may impact some loan segments more or less than others. If management’s judgment were different for a QE factor that impacts all loan segments equally, a five basis-point change in this QE factor would increase or decrease the allowance for credit losses by 3.4% as of December 31, 2021.

Fair Value Accounting and Measurement: (Note 16) We use fair value measurements to record fair value adjustments to certain financial assets and liabilities.  A hierarchical disclosure framework associated with the level of pricing observability is utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Determining the fair value of financial instruments with unobservable inputs requires a significant amount of judgment. This includes the discount rate used to fair value our trust preferred securities and junior subordinated debentures. A 25 basis-point increase or decrease in the discount rate used to calculate the fair value of our trust preferred securities would result in a $884,000 decrease or increase in the reporting fair value as of December 31, 2021, with an offsetting adjustment to our non-interest income. A 25 basis-point increase or decrease in the discount rate used to calculate the fair value of our junior subordinated debentures would result in a $2.2 million decrease or increase in the reported fair value as of December 31, 2021, with an offsetting adjustment to our accumulated other comprehensive income.

Goodwill: (Notes 1 and 15) Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination and is not amortized but is reviewed annually, or more frequently as current circumstances and conditions warrant, for impairment. An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment involves judgment by management on determining whether there have been any triggering events that have occurred which would indicate potential impairment. Such trigger events considered by management could include: a) macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, or other developments in equity and credit markets; b) industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics (consider in both absolute terms and relative to peers), a change in the market for an entity’s products or services, or a regulatory or political development; c) cost factors such as increases in labor, or other costs that have a negative effect on earnings and cash flows; d) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; e) other relevant entity-specific events such as changes in management, key personnel, strategy, or clients; or litigation; f) events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing of all, or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit; g) if applicable, a sustained decrease in share price (consider in both absolute terms and relative to peers). If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment test is used to identify the existence of impairment and the amount of impairment loss and compares the reporting unit’s estimated fair values, including goodwill, to its carrying amount. If a quantitative goodwill impairment test is required, management would engage a third-party valuation firm to estimate the fair value of the reporting unit. Various valuation methodologies are considered when estimating the reporting unit’s fair value. These methodologies could include a comparable transaction approach, a control premium approach and a discounted cash flow approach, as well as others. The specific factors used in these various valuation methodologies that require judgment include the selection of comparable market transactions, discount rates, earnings capitalization rates and the future projected earnings of the reporting unit. Changes in these assumptions could result in changes to the estimated fair value of the reporting unit. If the fair value exceeds the carry amount, then goodwill is not considered impaired. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill allocated to the reporting unit. The impairment loss would be recognized as a charge to earnings. The Company completed an assessment of qualitative factors and the potential triggering events noted above as of December 31, 2021 and concluded that no further analysis was required as it is more likely than not that the fair value of Banner, the reporting unit, exceeds the carrying value.

Income Taxes and Deferred Taxes: (Note 11) The Company and its wholly-owned subsidiaries file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon, California, Utah, Idaho and Montana.  Income taxes are accounted for using the asset and liability method.  Under this method a deferred tax asset or liability is determined based on the enacted tax rates which are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  A 1% change in tax rates would result in a $2.5 million increase or decrease in our net deferred tax asset as of December 31, 2021. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information and maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the tax authorities and newly enacted statutory, judicial and regulatory guidance that could impact the relative merits of tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. A valuation allowance is required to be recognized if it is more likely than not that all or a portion of our deferred tax assets will not be realized. The evaluation pertaining to the tax expense and related deferred tax asset and liability balances involves a high degree of judgment and subjectivity around the measurement and resolution of these matters. This includes an evaluation of our ability to use our net operating loss carryforwards. The ultimate realization of the deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible.

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

Comparison of Financial Condition at December 31, 2021 and 2020

General. Total assets increased to $16.80 billion at December 31, 2021, compared to $15.03 billion at December 31, 2020.  The increase in assets in 2021 was largely the result of excess liquidity from increases in retail deposits being invested in short term investments, including interest-bearing deposits and securities, partially offset by a decrease in total loans receivable due to SBA PPP loan forgiveness.

Total loans receivable (gross loans less deferred fees and discounts and excluding loans held for sale) decreased $786.2 million, or 8%, to $9.08 billion at December 31, 2021, from $9.87 billion at December 31, 2020.  The decrease in total loans receivable reflects decreased commercial business loan balances due to SBA PPP loan forgiveness repayments, as well as decreased commercial construction, multifamily construction, one-to-four family residential, consumer, and agricultural business loan balances, partially offset by increased commercial real estate, multifamily real estate, one- to four-family construction, and land and land development loan balances. Excluding SBA PPP loans, total loans receivable increased $124.3 million during the year ended December 31, 2021. Loans held for sale decreased to $96.5 million at December 31, 2021, compared to $243.8 million at December 31, 2020, principally as a result of one- to four- family and multifamily loan sales exceeding one- to four- family and multifamily originations. Loans held for sale at December 31, 2021 included $49.9 million of multifamily loans and $46.6 million of one- to four-family loans, compared to $122.0 million of multifamily loans and $121.8 million of one- to four-family loans at December 31, 2020.

Securities increased to $4.19 billion at December 31, 2021, from $2.77 billion at December 31, 2020, as the Company invested excess liquidity. The aggregate of securities and interest-bearing deposits increased $2.57 billion, or 70%, to $6.26 billion at December 31, 2021, compared to $3.69 billion a year earlier.  The average effective duration of our securities portfolio was approximately 4.6 years at December 31, 2021. The fair value of our trading securities was $222,000 less than their amortized cost at December 31, 2021.  In addition, fair value adjustments for securities designated as available-for-sale reflected a decrease of $80.1 million for the year ended December 31, 2021, which was included net of the associated tax benefit of $19.2 million as a component of other comprehensive income, and largely occurred as a result of decreased market yields and spreads on certain types of securities. We also acquire securities (primarily municipal bonds) which are designated as held-to-maturity and this portfolio increased by $99.2 million from the prior year-end balance. (See Notes 3 and 16 of the Notes to the Consolidated Financial Statements.)

Goodwill was $373.1 million at both December 31, 2021 and December 31, 2020. Other intangibles decreased $6.6 million to $14.9 million at December 31, 2021, compared to $21.4 million at December 31, 2020, primarily due to scheduled amortization of CDI.

Deposits increased $1.76 billion, or 14%, to $14.33 billion at December 31, 2021, from $12.57 billion at December 31, 2020, primarily due to SBA PPP loan funds deposited into client accounts, fiscal stimulus payments, and an increase in client deposit accounts due to reduced business investment, fiscal stimulus payments and changes in consumer spending habits during the COVID-19 pandemic.  Core deposits were 94% of total deposits at December 31, 2021, compared to 93% of total deposits one year earlier. Non-interest-bearing deposits increased by $892.3 million, or 16%, to $6.39 billion from $5.49 billion at December 31, 2020; interest-bearing transaction and savings accounts increased by $944.1 million, to $7.10 billion at December 31, 2021 from $6.16 billion at December 31, 2020; and certificates of deposit decreased $76.7 million, or 8%, to $838.6 million at December 31, 2021 from $915.3 million at December 31, 2020.

FHLB advances decreased $100.0 million, to $50.0 million at December 31, 2021 from $150.0 million at December 31, 2020, as borrowings have been allowed to mature without replacement due to increased core deposits. Other borrowings, consisting of retail repurchase agreements primarily related to client cash management accounts, increased $79.7 million to $264.5 million at December 31, 2021, compared to $184.8 million at December 31, 2020. On June 30, 2020, Banner issued and sold in an underwritten offer subordinated notes, resulting in net proceeds, after underwriting discounts and offering expenses, of $98.1 million. No additional junior subordinated debentures, which are carried at fair value, were issued or matured during the year ended December 31, 2021; however, $8.2 million of junior subordinated debentures were redeemed during the year. In addition, the estimated fair value of these instruments increased by $10.4 million, reflecting tighter market spreads. Junior subordinated debentures totaled $119.8 million at December 31, 2021 compared to $117.0 million at December 31, 2020.  Subsequent to December 31, 2021, we redeemed an additional $50.5 million of junior subordinated debentures. For more information, see Notes 8, 9 and 10 of the Notes to the Consolidated Financial Statements.

Total shareholders’ equity increased $24.1 million, to $1.69 billion at December 31, 2021, compared to $1.67 billion at December 31, 2020. The increase in equity primarily reflects $201.0 million of net income, partially offset by the $68.9 million decrease in accumulated other comprehensive income, primarily representing the decrease in the fair value of securities available-for-sale, net of tax, the accrual of $57.6 million of dividends to common shareholders and the repurchase of $56.5 million of common stock. In the year ended December 31, 2021, we repurchased 1,050,000 shares of our common stock at an average price of $53.84 per share. Tangible common shareholders’ equity (a non-GAAP financial measure), which excludes goodwill and other intangible assets was $1.30 billion, or 7.93% of tangible assets at December 31, 2021, compared to $1.27 billion, or 8.69% at December 31, 2020. Banner’s tangible book value per share (a non-GAAP financial measure) was $38.02 at December 31, 2021, compared to $36.17 per share a year ago.

Investments.  At December 31, 2021, our consolidated investment securities portfolio totaled $4.19 billion and consisted principally of mortgage-backed and mortgage-related securities and municipal bonds and to a lesser extent U.S. Government and agency obligations, corporate debt obligations, and asset-backed securities.  Our investment levels may be increased or decreased depending upon yields available on investment alternatives and management’s projections as to the demand for funds to be used in our loan origination, deposit and other activities.  During the year ended December 31, 2021, our aggregate investment in securities increased $1.42 billion. Securities purchased increased as we deployed excess balance sheet liquidity during the year ended December 31, 2021. Holdings of mortgage-backed securities increased $1.21 billion, U.S. Government and agency obligations increased $59.6 million, municipal bonds increased $54.7 million, corporate debt obligations decreased $102.6 million and asset-backed securities increased $197.0 million.

U.S. Government and Agency Obligations:  Our portfolio of U.S. Government and agency obligations had a carrying value of $201.6 million (with an amortized cost of $201.4 million) at December 31, 2021, a weighted average contractual maturity of 10.7 years and a weighted average coupon rate of 1.05%.  Many of the U.S. Government and agency obligations we own include call features which allow the issuing agency the right to call the securities at various dates prior to the final maturity.

Mortgage-Backed Obligations:  At December 31, 2021, our mortgage-backed and mortgage-related securities had a carrying value of $2.90 billion ($2.93 billion at amortized cost, with a net fair value adjustment of $32.2 million).  The weighted average coupon rate of these securities was 2.24% and the weighted average contractual maturity was 23.3 years, although we receive principal payments on these securities each month resulting in a much shorter expected average life.  As of December 31, 2021, 94% of the mortgage-backed and mortgage-related securities pay interest at a fixed rate and 6% pay at an adjustable interest rate.

Municipal Bonds:  The carrying value of our tax-exempt bonds at December 31, 2021 was $605.8 million ($592.0 million at amortized cost), comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by cities and counties and various housing authorities, and hospital, school, water and sanitation districts.  We also had taxable bonds in our municipal bond portfolio, which at December 31, 2021 had a carrying value of $123.4 million ($122.4 million at amortized cost).  Many of our qualifying municipal bonds are not rated by a nationally recognized credit rating agency due to the smaller size of the total issuance and a portion of these bonds have been acquired through direct private placement by the issuers. We have not experienced any defaults or payment deferrals on our current portfolio of municipal bonds.  Our combined municipal bond portfolio is geographically diverse, with the majority within the states of Washington, Oregon, Texas and California. At December 31, 2021, our municipal bond portfolio, including taxable and tax-exempt, had a weighted average maturity of approximately 19.5 years and a weighted average coupon rate of 3.37%.

Corporate Bonds:  Our corporate bond portfolio had a carrying value of $147.4 million ($144.7 million at amortized cost, with a net fair value adjustment of $2.7 million) at December 31, 2021.  (See “Critical Accounting Policies” above and Note 16 of the Notes to the Consolidated Financial Statements.)  At December 31, 2021, the portfolio had a weighted average maturity of 9.6 years and a weighted average coupon rate of 3.55%.

Asset-Backed Securities:  At December 31, 2021, our asset-backed securities portfolio had a carrying value of $206.4 million (with an amortized cost of $206.4 million), and was comprised of collateralized loan obligations, securitized pools of student loans issued or guaranteed by the Student Loan Marketing Association and credit card receivables.  The weighted average coupon rate of these securities was 1.84% and the weighted average contractual maturity was 13.0 years. At December 31, 2021, 100% of these securities had adjustable interest rates tied to three-month LIBOR.

The following tables set forth certain information regarding carrying values and percentage of total carrying values of our portfolio of securities—trading and securities—available-for-sale, both carried at estimated fair market value, and securities—held-to-maturity, carried at amortized cost as of December 31, 2021, 2020 and 2019 (dollars in thousands):

Table 1: Securities

	December 31
	2021		2020		2019
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Trading
Corporate bonds	$26,981	100.0%	$24,980	100.0%	$25,636	100.0%
Total securities—trading	$26,981	100.0%	$24,980	100.0%	$25,636	100.0%

Available-for-Sale
U.S. Government and agency obligations	$201,332	5.5%	$141,735	6.1%	$89,598	5.8%
Municipal bonds	308,612	8.5	303,518	13.1	107,157	6.9
Corporate bonds	117,347	3.2	221,769	9.5	4,365	0.3
Mortgage-backed or related securities	2,805,268	77.1	1,646,152	70.9	1,342,311	86.5
Asset-backed securities	206,434	5.7	9,419	0.4	8,126	0.5
Total securities—available-for-sale	$3,638,993	100.0%	$2,322,593	100.0%	$1,551,557	100.0%

Held-to-Maturity
U.S. Government and agency obligations	$316	0.1%	$340	0.1%	$385	0.2%
Municipal bonds	420,555	80.6	370,998	87.9	177,208	75.0
Corporate bonds	3,092	0.6	3,222	0.8	3,353	1.4
Mortgage-backed or related securities	97,392	18.7	47,247	11.2	55,148	23.4
Total securities—held-to-maturity	$521,355	100.0%	$421,807	100.0%	$236,094	100.0%
Estimated market value	$541,853		$448,681		$237,805

The following table shows the maturity or period to repricing of our consolidated portfolio of available-for-sale and held-to-maturity securities as of December 31, 2021 (dollars in thousands):

Table 2:  Securities Available-for-Sale and Held-to-Maturity —Maturity/Repricing and Rates

	December 31, 2021
	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Government and agency obligations	$—	—%	$1,223	2.65%	$175,366	0.51%	$25,059	0.72%	$201,648	0.55%
Municipal bonds:
Taxable	4,925	0.70	31,827	3.10	2,210	3.45	84,401	2.73	123,363	2.76
Tax exempt (1)	2,832	2.76	15,588	3.01	42,546	3.65	544,838	3.19	605,804	3.22
	7,757	1.45	47,415	3.07	44,756	3.64	629,239	3.13	729,167	3.14
Corporate bonds	10,851	4.82	34,367	3.93	73,679	3.76	1,542	—	120,439	4.45
Mortgage-backed or related securities	7,592	2.62	177,368	3.17	554,161	1.53	2,163,539	1.89	2,902,660	1.90
Asset-backed securities	—	—	3,382	1.70	21,000	1.97	182,052	1.88	206,434	1.89
Total securities available-for-sale and held-to-maturity—carrying value	$26,200	3.19	$263,755	3.23	$868,962	1.64	$3,001,431	2.14	$4,160,348	2.12
Total securities available-for-sale and held-to-maturity—estimated market value	$26,260		$265,405		$870,175		$3,019,006		$4,180,846

(1)Tax-exempt weighted average yield is calculated on a tax equivalent basis using a federal tax rate of 21% and a TEFRA disallowance of 10%.

Loans and Lending.  Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans to total deposits ratio at a level designed to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. Our loan to deposit ratio at December 31, 2021 was 64%, which reflects the unprecedented level of market liquidity and decrease in business activity due to the impacts of the COVID-19 pandemic and is below our historical range of 90% to 95%. We expect the loan to deposit ratio to remain below historical levels for the foreseeable future. At December 31, 2021, our total loan portfolio totaled $9.08 billion compared to $9.87 billion at December 31, 2020. Our total loan portfolio decreased $786.2 million, or 8%, during the year ended December 31, 2021, compared to an increase of $565.6 million, or 6%, during the year ended December 31, 2020.  The decrease in total loans receivable for the year ended December 31, 2021 primarily reflects $1.48 billion of SBA PPP loan forgiveness repayments during 2021. The increase for the year ended December 31, 2020 primarily reflected the origination of SBA PPP loans, which totaled $1.04 billion as of December 31, 2020. While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative client demand and competition in each market we serve.  We continue to implement strategies designed to capture more market share and achieve increases in targeted loans. New loan originations and portfolio balances will continue to be significantly affected by the course of economic activity and changes in interest rates.

Originations of loans for sale decreased to $1.10 billion for the year ended December 31, 2021 from $1.46 billion during 2020, primarily due to decreased refinance activity for one- to four-family loans residential mortgage loans. Originations of loans for sale included $225.0 million and $234.0 million of multifamily held for sale loan production for the years ended December 31, 2021 and December 31, 2020, respectively. We generally sell a significant portion of our newly originated one- to four-family residential mortgage loans and multifamily loans to secondary market purchasers.  Proceeds from sales of loans for the years ended December 31, 2021 and 2020 totaled $1.32 billion and $1.49 billion, respectively.  See “Loan Servicing Portfolio” below.  Loans held for sale decreased $147.3 million to $96.5 million at December 31, 2021, compared to $243.8 million at December 31, 2020. The decrease in loans held for sale was primarily due to one- to four- family residential and multifamily loan sales exceeding the volume of originations of one- to four-family residential and multifamily loans held for sale during the year.

The following table shows loan origination (excluding loans held for sale) activity for the years ended December 31, 2021, 2020, and 2019 (in thousands):

Table 3: Loan Origination

	Years Ended
	Dec 31, 2021	Dec 31, 2020	Dec 31, 2019
Commercial real estate	$565,809	$356,361	$428,936
Multifamily real estate	110,640	27,119	71,124
Construction and land	1,975,664	1,588,311	1,433,313
Commercial business:
Commercial business	731,315	628,981	840,237
SBA PPP	485,077	1,176,018	—
Agricultural business	61,997	76,096	85,663
One-to four- family residential	206,662	116,713	112,165
Consumer	465,213	423,526	350,601
Total loan originations (excluding loans held for sale)	$4,602,377	$4,393,125	$3,322,039

One- to Four-Family Residential Real Estate Lending:  At December 31, 2021, $683.3 million, or 8% of our loan portfolio, consisted of permanent loans on one- to four-family residences.  Our residential mortgage loan originations have been relatively strong in recent years, as interest rates have been low and declined during the current year. We are active originators of one- to four-family residential loans in most communities where we have established offices in Washington, Oregon, California and Idaho.  Most of the one- to four-family loans that we originate are sold in the secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. Our balance of loans for one- to four-family residences decreased by $34.7 million in 2021, compared to the prior year. The decrease in one-to-four family real estate loans during 2021 reflects portfolio loans being refinanced and sold as held for sale loans.

Construction and Land Lending:   Our construction loan originations have been relatively strong in recent years as builders have expanded production and experienced strong home sales in many markets where we operate.  At December 31, 2021, construction, land and land development loans totaled $1.31 billion (including $568.8 million of one- to four-family construction loans, $313.5 million of land and land development loans (both residential and commercial), and $428.6 million of commercial and multifamily real estate construction loans), or 14% of total loans, compared to $1.29 billion, or 13%, at December 31, 2020. One-to four-family construction loans increased by $60.9 million in 2021, as builders have expanded production and experienced strong home sales during the year. During the year ended December 31, 2021, land and land development loans (both residential and commercial) increased by $64.5 million, primarily reflecting increased residential land and land development loans also due to the strong housing market.

Commercial and Multifamily Real Estate Lending:  We also originate loans secured by commercial and multifamily real estate.  Commercial and multifamily real estate loans originated by us include both fixed- and adjustable-rate loans with intermediate terms of generally five to ten years.  Our commercial real estate portfolio consists of loans on a variety of property types with no significant concentrations by property type, borrowers or locations.  At December 31, 2021, our loan portfolio included $3.72 billion of commercial real estate loans, or 41% of the total loan portfolio, compared to $3.61 billion, or 37%, at December 31, 2020.  Our portfolio of multifamily real estate loans was $564.1 million, or 6% of total loans at December 31, 2021, compared to $428.2 million, or 4%, at December 31, 2020.

Commercial Business Lending:  Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  In addition to providing earning assets, this type of lending has helped increase our deposit base. At December 31, 2021, commercial business loans totaled $1.17 billion, or 13% of total loans, compared to $2.18 billion, or 22%, at December 31, 2020. The decrease reflects $1.48 billion of SBA PPP loan repayments from SBA loan forgiveness during 2021 and to a lesser extent lower line of credit usage due to decreased business activity and seasonal decreases in agricultural loan balances. SBA PPP loans decreased 87% to $133.9 million at December 31, 2021, compared to $1.04 billion at December 31, 2020. Our commercial business lending, to a lesser extent, includes participation in certain syndicated loans, including shared national credits that totaled $173.9 million at December 31, 2021.

Agricultural Lending:  Agriculture is a major industry in many Washington, Oregon, California and Idaho locations in our service area.  While agricultural loans are not a large part of our portfolio, we routinely make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting.  Payments on agricultural loans depend, to a large degree, on the results of operation of the related farm entity.  The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile at times.  At December 31, 2021, agricultural loans totaled $285.8 million, or 3% of the loan portfolio, compared to $299.9 million, or 3%, at December 31, 2020.

Consumer and Other Lending:  Consumer lending has traditionally been a modest part of our business with loans made primarily to accommodate our existing client base. At December 31, 2021, our consumer loans decreased $49.9 million to $555.9 million, or 6% of our loan portfolio, compared to $605.8 million, or 6%, at December 31, 2020.  As of December 31, 2021, 82% of our consumer loans were secured by one- to four-family residential, including home equity lines of credit.  Credit card balances totaled $37.8 million at December 31, 2021 compared to $35.8 million a year earlier.

Loan Servicing Portfolio:  At December 31, 2021, we were servicing $3.04 billion of loans for others and held $12.4 million in escrow for our portfolio of loans serviced for others.  The loan servicing portfolio at December 31, 2021 was composed of $1.34 billion of Freddie Mac residential mortgage loans, $1.14 billion of Fannie Mae residential mortgage loans, $291.1 million of Oregon Housing residential mortgage loans, $80.4 million of SBA loans and $195.1 million of other loans serviced for a variety of investors.  The portfolio included loans secured by property located primarily in the states of Washington, Oregon, Idaho and California.  For the years ended December 31, 2021 and 2020, we recognized $7.7 million and $7.4 million of loan servicing income in our results of operations, respectively. For the years ended December 31, 2021 and 2020 we recognized $6.6 million and $7.7 million of amortization for MSRs and SBA servicing rights, respectively, and no impairment charges or reversals for a valuation adjustment to MSRs.

Mortgage and SBA Servicing Rights:  For the years ended December 31, 2021 and 2020, we capitalized $7.3 million and $8.6 million, respectively, of servicing rights relating to loans sold with servicing retained.  Amortization of MSRs and SBA Servicing rights for the years ended December 31, 2021 and 2020 was $6.6 million and $7.7 million, respectively.  Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. At December 31, 2021, our MSRs and SBA serving rights were carried at a value of $17.2 million, net of amortization, compared to $15.2 million at December 31, 2020.

The following table sets forth the composition of the Company’s loan portfolio, net of discounts and deferred fees and costs, by type of loan as of the dates indicated (dollars in thousands):

Table 4:  Loan Portfolio Analysis

As a result of the adoption of Financial Instruments - Credit Losses (ASC 326), effective January 1, 2020, the Company changed the segmentation of its loan portfolio based on the common risk characteristics used to measure the allowance for credit losses.  The following table presents the loans receivable at December 31, 2021, 2020 and 2019 by class (dollars in thousands). The presentation of loans receivable at December 31, 2019 has been updated to conform to the loan portfolio segmentation that became effective on January 1, 2020.

	December 31, 2021		December 31, 2020		December 31, 2019
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,131,828	12.4%	$1,076,467	10.9%	$980,021	10.5%
Investment properties	1,990,461	21.9	1,955,684	19.8	2,024,988	21.8
Small balance CRE	598,212	6.6	573,849	5.8	613,484	6.6
Multifamily real estate	564,100	6.2	428,223	4.4	388,388	4.2
Construction, land and land development:
Commercial construction	169,530	1.9	228,937	2.3	210,668	2.3
Multifamily construction	259,116	2.9	305,527	3.1	233,610	2.5
One- to four-family construction	568,753	6.3	507,810	5.1	544,308	5.8
Land and land development	313,454	3.5	248,915	2.5	245,530	2.6
Commercial business:
Commercial business	1,039,502	11.4	1,133,989	11.5	1,364,650	14.7
SBA PPP	132,574	1.5	1,044,472	10.6	—	—
Small business scored	792,310	8.7	743,451	7.5	772,657	8.3
Agricultural business, including secured by farmland:
Agricultural business, including secured by farmland	284,399	3.1	299,949	3.0	337,271	3.6
SBA PPP	1,354	—	—	—	—	—
One- to four-family residential	683,268	7.5	717,939	7.3	925,531	9.9
Consumer:
Consumer—home equity revolving lines of credit	458,533	5.0	491,812	5.0	519,336	5.6
Consumer—other	97,369	1.1	113,958	1.2	144,915	1.6
Total loans	9,084,763	100.0%	9,870,982	100.0%	9,305,357	100.0%
Less allowance for credit losses - loans	(132,099)		(167,279)		(100,559)
Net loans	$8,952,664		$9,703,703		$9,204,798

The following table sets forth the Company’s loans by geographic concentration at December 31, 2021, 2020 and 2019 (dollars in thousands):

Table 5:  Loans by Geographic Concentration

	December 31, 2021		December 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent	Amount	Percent
Washington	$4,264,590	47.0%	$4,647,553	47.0%	$4,364,764	46.9%
California	2,138,340	23.5	2,279,749	23.1	2,129,789	22.9
Oregon	1,652,364	18.2	1,792,156	18.2	1,650,704	17.7
Idaho	525,141	5.8	537,996	5.5	530,016	5.7
Utah	74,913	0.8	80,704	0.8	60,958	0.7
Other	429,415	4.7	532,824	5.4	569,126	6.1
Total	$9,084,763	100.0%	$9,870,982	100.0%	$9,305,357	100.0%

The following table sets forth certain information at December 31, 2021 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of unamortized premiums and discounts and exclude loans held for sale (in thousands):

Table 6:  Loans by Maturity

	Maturing in One Year or Less	Maturing After One to Five Years	Maturing After Five to Fifteen Years	Maturing After Fifteen Years	Total
Commercial real estate:
Owner-occupied	$94,456	$183,561	$812,638	$41,173	$1,131,828
Investment properties	88,141	378,408	1,207,259	316,653	1,990,461
Small balance CRE	31,760	177,450	366,745	22,257	598,212
Multifamily real estate	20,033	85,981	303,518	154,568	564,100
Construction, land and land development:
Commercial construction	105,116	15,199	43,486	5,729	169,530
Multifamily construction	151,377	64,686	37,004	6,049	259,116
One- to four-family construction	500,961	67,791	1	—	568,753
Land and land development	115,027	79,788	111,431	7,208	313,454
Commercial business:
Commercial business	262,759	282,601	376,834	117,308	1,039,502
SBA PPP	13,926	118,648	—	—	132,574
Small business scored	63,485	225,092	237,934	265,799	792,310
Agricultural business, including secured by farmland:
Agricultural business, including secured by farmland	80,260	59,272	144,433	434	284,399
SBA PPP	548	806	—	—	1,354
One- to four-family residential	9,890	18,421	62,548	592,409	683,268
Consumer:
Consumer—home equity revolving lines of credit	2,057	7,752	11,285	437,439	458,533
Consumer—other	32,354	22,292	23,263	19,460	97,369
Total loans	$1,572,150	$1,787,748	$3,738,379	$1,986,486	$9,084,763

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

The following table sets forth the dollar amount of all loans maturing after December 31, 2022 which have fixed interest rates and floating or adjustable interest rates (in thousands):

Table 7:  Loans Maturing after One Year

	Fixed Rates	Floating or Adjustable Rates	Total
Commercial real estate:
Owner-occupied	$334,531	$702,841	$1,037,372
Investment properties	525,095	1,377,225	1,902,320
Small balance CRE	112,948	453,504	566,452
Multifamily real estate	330,321	213,746	544,067
Construction, land and land development:
Commercial construction	8,651	55,763	64,414
Multifamily construction	64,261	43,478	107,739
One- to four-family construction	1,483	66,309	67,792
Land and land development	16,453	181,974	198,427
Commercial business:
Commercial business	494,635	282,108	776,743
SBA PPP	118,648	—	118,648
Small business scored	197,956	530,869	728,825
Agricultural business, including secured by farmland:
Agricultural business, including secured by farmland	78,182	125,957	204,139
SBA PPP	806	—	806
One- to four-family residential	543,601	129,777	673,378
Consumer:
Consumer—home equity revolving lines of credit	1,484	454,992	456,476
Consumer—other	60,276	4,739	65,015
Total loans maturing after one year	$2,889,331	$4,623,282	$7,512,613
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

One of our key strategies is to strengthen our franchise by emphasizing core deposit activity in non-interest-bearing and other transaction and savings accounts with less reliance on higher cost certificates of deposit.  Increasing core deposits is a fundamental element of our business strategy. This strategy continues to help control our cost of funds and increase the opportunity for deposit fee revenues, while stabilizing our funding base.  Total deposits increased $1.76 billion, or 14%, to $14.33 billion at December 31, 2021 from $12.57 billion at December 31, 2020. The increase in total deposits from the prior year end was primarily due to SBA PPP loan funds deposited into client accounts, fiscal stimulus payments, and an increase in client deposit accounts due to reduced business investment and changes in consumer spending habits during the COVID-19 pandemic. Non-interest-bearing deposits increased by $892.3 million, or 16%, to $6.39 billion at year end from $5.49 billion at December 31, 2020. Interest-bearing transaction and savings accounts increased by $944.1 million, to $7.10 billion at December 31, 2021 compared to $6.16 billion a year earlier.  Certificates of deposit decreased $76.7 million, or 8%, to $838.6 million at December 31, 2021 from $915.3 million at December 31, 2020.

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated (dollars in thousands):

Table 8:  Deposits

	December 31
	2021			2020			2019
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
Non-interest-bearing checking	$6,385,177	44.6%	$892,253	$5,492,924	43.7%	$1,547,924	$3,945,000	39.3%
Interest-bearing checking	1,947,414	13.6	377,979	1,569,435	12.5	289,432	1,280,003	12.7
Regular savings	2,784,716	19.4	386,234	2,398,482	19.1	464,441	1,934,041	19.3
Money market	2,370,995	16.5	179,860	2,191,135	17.4	421,941	1,769,194	17.6
Total interest-bearing transaction and savings accounts	7,103,125	49.5	944,073	6,159,052	49.0	1,175,814	4,983,238	49.6
Certificates maturing:
Within one year	652,694	4.6	(48,779)	701,473	5.6	(145,468)	846,941	8.4
After one year, but within two years	117,013	0.8	(6,277)	123,290	1.0	(44,567)	167,857	1.7
After two years, but within five years	67,467	0.5	(21,082)	88,549	0.7	(14,808)	103,357	1.0
After five years	1,457	—	(551)	2,008	—	(240)	2,248	—
Total certificate accounts	838,631	5.9	(76,689)	915,320	7.3	(205,083)	1,120,403	11.1
Total Deposits	$14,326,933	100.0%	$1,759,637	$12,567,296	100.0%	$2,518,655	$10,048,641	100.0%

Included in Total Deposits:
Public transaction accounts	$353,874	2.5%	$50,999	$302,875	2.4%	$58,457	$244,418	2.4%
Public interest-bearing certificates	39,961	0.3	(19,166)	59,127	0.5	23,943	35,184	0.4
Total public deposits	$393,835	2.8%	$31,833	$362,002	2.9%	$82,400	$279,602	2.8%
Total brokered deposits	$—	—%	$—	$—	—%	$(202,884)	$202,884	2.0%
Total deposits in excess of the FDIC insurance limit	$5,144,386	35.9%	$736,451	$4,407,935	35.1%	$1,579,962	$2,827,973	28.1%

The following table indicates the amount of the Bank’s certificates of deposit with balances in excess of the FDIC insurance limit by time remaining until maturity as of December 31, 2021 (in thousands):

Table 9:  Maturity Period— Certificates of Deposit in excess of the FDIC insurance limit

Certificates of Deposit in Excess of FDIC Insurance Limit
Maturing in three months or less	$58,637
Maturing after three months through six months	28,611
Maturing after six months through twelve months	60,270
Maturing after twelve months	33,497
Total	$181,015

The following table provides additional detail on geographic concentrations of our deposits at December 31, 2021, 2020, and 2019 (in thousands):

Table 10: Geographic Concentration of Deposits

	December 31, 2021		December 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent	Amount	Percent
Washington	$7,952,376	55.5%	$7,058,404	56.2%	$5,861,809	58.3%
Oregon	3,067,054	21.4	2,604,908	20.7	2,006,163	20.0
California	2,524,296	17.6	2,237,949	17.8	1,698,289	16.9
Idaho	783,207	5.5	666,035	5.3	482,380	4.8
Total deposits	$14,326,933	100.0%	$12,567,296	100.0%	$10,048,641	100.0%

Borrowings.  The FHLB serves as our primary borrowing source.  To access funds, we are required to own a sufficient level of capital stock in the FHLB-Des Moines and may apply for advances on the security of such stock and certain of our mortgage loans and securities provided that certain creditworthiness standards have been met.  At December 31, 2021, we had $50.0 million of FHLB advances outstanding at a weighted average rate of 2.72%, a decrease of $100.0 million compared to a year earlier, as core deposits were used to fund a larger portion of the balance sheet.  Also, at December 31, 2021, we had an investment of $12.0 million in FHLB capital stock.  At that date, based on pledged collateral, Banner Bank had $2.38 billion of available credit capacity with the FHLB.

At certain times the Federal Reserve Bank has also served as an important source of borrowings.  The Federal Reserve Bank provides credit based upon acceptable loan collateral, which includes certain loan types not eligible for pledging to the FHLB.  At December 31, 2021, based upon our available unencumbered collateral, Banner Bank was eligible to borrow $782.3 million from the Federal Reserve Bank, however, at that date we had no funds borrowed under this arrangement.

We also issue retail repurchase agreements to clients that are primarily related to client cash management accounts and in the past have borrowed funds through the use of secured wholesale repurchase agreements with securities brokers.  In each case, the repurchase agreements are generally due within 90 days.  At December 31, 2021, retail repurchase agreements totaled $264.5 million, had a weighted average rate of 0.13%, and were secured by pledges of certain mortgage-backed securities and agency securities.  Retail repurchase agreement balances, which are primarily associated with client sweep account arrangements, increased $79.7 million, from the 2020 year-end balance.  We had no borrowings under wholesale repurchase agreements at December 31, 2021 or December 31, 2020.

At December 31, 2021, we had an aggregate of $135.5 million of TPS.  This includes $120.0 million issued by us and $15.5 million acquired in our bank acquisitions. The junior subordinated debentures associated with the TPS have been recorded as liabilities on our Consolidated Statements of Financial Condition, although the TPS qualifies as Tier 1 capital for regulatory capital purposes.  The junior subordinated debentures are carried at fair value on our Consolidated Statements of Financial Condition and had an estimated fair value of $119.8 million at December 31, 2021.  Banner redeemed $8.2 million of junior subordinated debentures during the fourth quarter of 2021 and subsequent to December 31, 2021 redeemed an additional $50.5 million of junior subordinated debentures. At December 31, 2021, the TPS had a weighted average rate of 2.24%.  In addition, on June 30, 2020, Banner issued and sold in an underwritten offering Subordinated Notes, resulting in net proceeds, after underwriting discounts and offering expenses, of $98.1 million. At December 31, 2021, the Subordinated Notes had a remaining balance of $98.6 million and weighted average interest rate of 5.00%. The Subordinated Notes qualify as Tier 2 capital for regulatory capital purposes. See Note 11, Subordinated Debt and Mandatorily Redeemable Trust Preferred Securities, of the Notes to the Consolidated Financial Statements for additional information with respect to the TPS and Subordinated Notes.

Asset Quality.  Maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us.

Non-performing assets decreased to $23.7 million, or 0.14% of total assets, at December 31, 2021, from $36.5 million, or 0.24% of total assets, at December 31, 2020.  At December 31, 2021, our allowance for credit losses - loans was $132.1 million, or 578% of non-performing loans, compared to $167.3 million, or 470% of non-performing loans at December 31, 2020.  In addition to the allowance for credit losses - loans, the Company maintains an allowance for credit losses - unfunded loan commitments which was $12.4 million at December 31, 2021 compared to $13.3 million at December 31, 2020. We continue to believe our level of non-performing loans and other assets is manageable and further believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

Loans are reported as troubled debt restructures when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  If any TDR loan becomes delinquent or other matters call into question the borrower’s ability to repay full interest and principal in accordance with the restructured terms, the TDR loan would be reclassified as nonaccrual.  At December 31, 2021, we had $5.5 million of TDR loans of which $5.3 million were currently performing under their restructured terms.

At December 31, 2021, we had 21 mortgage loans totaling $6.4 million operating under forbearance agreements due to COVID-19. Since these loans were performing loans that were current on their payments prior to the COVID-19 pandemic, these modifications are not considered to be troubled debt restructurings at December 31, 2021 pursuant to applicable accounting and regulatory guidance.

The following table sets forth information with respect to our non-performing assets and restructured loans, at the dates indicated (dollars in thousands):

Table 11:  Non-Performing Assets

	December 31
	2021	2020	2019
Nonaccrual loans: (1)
Secured by real estate:
Commercial	$14,159	$18,199	$5,952
Multifamily	—	—	85
Construction/land	479	936	1,905
One- to four-family	2,711	3,556	3,410
Commercial business	2,156	5,407	23,015
Agricultural business, including secured by farmland	1,022	1,743	661
Consumer	1,754	2,719	2,473
	22,281	32,560	37,501
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	—	—	89
Construction/land	—	—	332
One- to four-family	436	1,899	877
Commercial business	2	1,025	401
Consumer	117	130	398
	555	3,054	2,097
Total non-performing loans	22,836	35,614	39,598
REO assets held for sale, net	852	816	814
Other repossessed assets held for sale, net	17	51	122
Total non-performing assets	$23,705	$36,481	$40,534
Total non-performing assets to total assets	0.14%	0.24%	0.32%
Total nonaccrual loans to net loans before allowance for credit losses/allowance for loan losses(2)	0.25%	0.33%	0.40%
Restructured loans performing under their restructured terms (3)	$5,309	$6,673	$6,466
Loans 30-89 days past due and on accrual (4)	$11,558	$12,291	$20,178

(1)    Includes $233,000 of nonaccrual TDR loans as of December 31, 2021. For the year ended December 31, 2021, interest income was reduced by $970,000 as a result of nonaccrual loan activity, which includes the reversal of $154,000 of accrued interest as of the date the loan was placed on nonaccrual. There was no interest income recognized on nonaccrual loans during the year ended December 31, 2021.
(2)    The reduction in the ratio of nonaccrual loans to total loans is due a decrease in nonaccrual loans during 2021 as the number of borrowers being impacted by the COVID-19 pandemic lessened.
(3)    These loans were performing under their restructured repayment terms at the dates indicated.
(4)    Purchased credit-impaired (PCI) loans are included at December 31, 2019.

The following table presents the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade at the dates indicated (in thousands):

Table 12: Loans by Grade

	For the years ended December 31,
	2021	2020	2019

Pass	$8,874,468	$9,494,147	$9,130,662
Special Mention	11,932	36,598	61,189
Substandard	198,363	340,237	113,448
Doubtful	—	—	58
Total	$9,084,763	$9,870,982	$9,305,357

The decrease in substandard loans during the year ended December 31, 2021 primarily reflects the payoff and balance paydowns of substandard loans as well as risk rating upgrades as certain industries impacted by the COVID-19 pandemic have begun to stabilize.

Comparison of Results of Operations for the Years Ended December 31, 2021 and 2020

For the year ended December 31, 2021, our net income was $201.0 million, or $5.76 per diluted share, compared to net income of $115.9 million, or $3.26 per diluted share for the year ended December 31, 2020. Current year results were positively impacted by a recapture of provision for credit losses, primarily due to the improvement in the level of adversely classified loans and forecasted economic indicators utilized to calculate credit losses, increased interest income and decreased funding costs, partially offset by decreased mortgage banking income and increased non-interest expense. Our net income for the year ended December 31, 2021 included a recapture of provision for credit losses of $33.4 million, partially offset by decreased non-interest income, including a $17.1 million decrease in mortgage banking income and increased non-interest expense, including increases of $4.4 million in payment and card processing services expense and $10.2 million in professional services expense. Our results for the year ended December 31, 2021 included $436,000 of COVID-19 related expenses and $660,000 of merger and acquisition-related expenses as compared to $3.5 million of COVID-19 related expenses and $2.1 million of merger and acquisition-related expenses in the prior year. The results for year ended December 31, 2021 reflect the impact of the low interest rate environment, the unprecedented level of market liquidity and the reduction in business activity in some of our markets due the lingering impacts of the COVID-19 pandemic.

Our operating results depend largely on our net interest income which increased by $15.6 million to $496.9 million, primarily reflecting an acceleration of deferred loan fee income due to SBA PPP loan repayments from SBA loan forgiveness coupled with growth in the balance of average interest-earning assets and decreased funding costs, partially offset by the decline in the average yield on interest-earning assets.  The increase in net interest income contributed to an increase of $13.4 million, or 2%, in revenue to $593.3 million for the year ended December 31, 2021, compared to $579.9 million for the year ended December 31, 2020. Our operating results for the year ended December 31, 2021 also reflected a $2.2 million decrease in non-interest income primarily as a result of decreased mortgage banking income, partially offset by an increase in deposit fees and other services charges and a net gain recognized for fair value adjustments as a result of changes in the valuation of financial instruments carried at fair value. The increase in deposit fees and other service charges is primarily a result of increased transaction deposit account activity and higher fees on certain transactions. The decrease in mortgage banking income reflects a reduction in the volume of one- to four-family loans sold as well as a decrease in the gain on sale margin on one- to four-family held-for-sale loans. Non-interest expense increased to $380.1 million for the year ended December 31, 2021 compared with $369.6 million for the year ended December 31, 2020, largely as a result of increases in payment and card processing services expense and professional services expense, primarily due to an increase in consulting expenses related to the Banner Forward initiative, as well as a $2.3 million loss on extinguishment of debt as a result of the redemption of $8.2 million of junior subordinated debentures during the current year. These increases were partially offset by decreases in COVID-19 expenses and merger and acquisition-related expenses.

Net Interest Income.  Net interest income increased by $15.6 million, or 3%, to $496.9 million for the year ended December 31, 2021, compared to $481.3 million one year earlier, due to an acceleration of deferred loan fee income due to SBA PPP loan repayments from SBA loan forgiveness, decreases in the cost of funding liabilities and an increase in the average balance of interest-earning assets, partially offset by lower yields on other average interest-earning assets. The lower yields reflect the growth in the average balance of interest-earning assets primarily being invested in short term investments including interest-bearing deposits and securities available for sale. The net interest margin on a tax equivalent basis of 3.39% for the year ended December 31, 2021 was 46 basis points lower than the prior year. The net interest margin included four basis points from acquisition accounting adjustments for the year ended December 31, 2021 and seven basis points for 2020. The decrease in net interest margin compared to a year earlier primarily reflects lower yields on average interest-earning assets and a larger percentage of interest-earnings assets being invested in short term investments and interest-bearing deposits, partially offset by decreases in the cost of funding liabilities. The average yield on interest-earning assets of 3.55% for the year ended December 31, 2021 decreased 60 basis points compared to the prior year, largely due to the impact of decreases to the targeted Fed Funds Rate during the first quarter of 2020, resulting in a prolonged low rate environment which resulted in the yields on adjustable rate loan repricing lower and the yields on new loan originations and security purchases being lower than the existing portfolios as well as a higher percentage of assets being invested in low yielding short term investments and interest-bearing deposits. The Federal Reserve has held the targeted Fed Funds Rate constant since reducing it 150 basis points during first quarter of 2020 to a range of 0.00% to 0.25%; however, it has indicated that the targeted Fed Funds Rate will be increased commencing in the first quarter of 2022 which should benefit our net interest income. The decreases in interest-earnings asset yields were partially offset by decreases in the costs of funding liabilities compared to a year earlier which were also largely due to the prolonged low rate environment. The average cost of funding liabilities decreased by 15 basis points to 0.16% as compared to the prior year.  The decreases in the costs of funding liabilities compared to a year earlier were also largely due to the impact of decreases to the targeted Fed Funds Rate on the interest rate environment, although the pace of decline in the cost of funding liabilities typically lags the effect on the yield earned on interest-earning assets primarily because offer rates on interest-bearing deposit accounts typically reprice more slowly than loans for a given change in market rates. As a result, the net interest spread decreased to 3.39% for the year ended December 31, 2021 compared to 3.84% for the prior year.

Interest Income.  Interest income for the year ended December 31, 2021 was $520.5 million, compared to $519.1 million for the prior year, an increase of $1.4 million.  The increase in interest income occurred as a result of an acceleration of deferred loan fee income due to SBA PPP loan repayments from SBA loan forgiveness and increases in the average balances of investment securities, partially offset by the decrease in the yield on total interest-earning assets. The average balance of total interest-earning assets was $14.91 billion for the year ended December 31, 2021, an increase of $2.20 billion, or 17%, compared to $12.70 billion one year earlier. The yield on average interest-earning assets was 3.55% for the year ended December 31, 2021, compared to 4.15% for the year ended December 31, 2020. The decreased yield on interest-earning assets reflects decreases in the average yields on loans and securities and excess liquidity being invested in short term investments and interest-bearing deposits. Average loan yields decreased two basis points to 4.64% for the year ended December 31, 2021 compared to 4.66% in the preceding year, reflecting the impact of lower interest rates, partially offset by an acceleration of deferred loan fee income due to SBA PPP loan repayments from SBA loan forgiveness during the current year. The acquisition accounting loan discount accretion and related balance sheet impact added seven basis points to the loan yield for the year ended December 31, 2021, compared to ten basis points for the year ended December 31, 2020.  Average loans receivable for the year ended December 31, 2021 decreased $410.3 million, or 4%, to $9.71 billion, compared to $10.12 billion for the prior year, principally as a result of the forgiveness of SBA PPP loans.  Interest income on loans decreased by $20.6 million, or 4%, to $445.7 million for the year ended December 31, 2021, from $466.4 million for the prior year, reflecting the impact of the decrease in the balance of average loans receivable.

The combined average balance of mortgage-backed securities, other investment securities, equity securities, daily interest-bearing deposits and FHLB stock increased to $5.20 billion for the year ended December 31, 2021 (excluding the effect of fair value adjustments), compared to $2.58 billion for the year ended December 31, 2020, contributing to the $22.6 million increase in interest and dividend income compared to the prior year.  The average yield on the combined portfolio decreased to 1.52% for the year ended December 31, 2021, from 2.18% for the prior year. For the year ended December 31, 2021, the average yield on mortgage-backed securities decreased 54 basis points to 1.88% compared to the prior year, while the yield on other securities decreased 56 basis points to 2.25% compared to the prior year. The decrease in yield reflects the overall decline in market interest rates as well as the investment of excess liquidity in low yielding short term investments and interest-bearing deposits.

Interest Expense.  Interest expense for the year ended December 31, 2021 was $23.6 million, compared to $37.8 million for the prior year, a decrease of $14.2 million, or 38%.  The decrease in interest expense occurred as a result of a 15 basis point decrease in the average cost of all funding liabilities to 0.16% for the year ended December 31, 2021, compared to 0.31% for the year ended December 31, 2020, partially offset by a $2.16 billion, or 18%, increase in average funding liabilities.  The increase in average funding liabilities reflects increases in low costing core deposits, including non-interest-bearing deposits and interest-bearing transaction and savings accounts.

Deposit interest expense decreased $13.2 million, or 53%, to $11.8 million for the year ended December 31, 2021 compared to $25.0 million for the prior year as a result of a 13 basis point decrease in the average cost of deposits, partially offset by a $2.19 billion, or 19%, increase in the average balance of deposits.  Average deposit balances increased to $13.72 billion for the year ended December 31, 2021, from $11.54 billion for the year ended December 31, 2020, while the average rate paid on deposit balances decreased to 0.09% in the current year from 0.22% for the prior year.  The average cost of interest-bearing deposits decreased by 22 basis points to 0.16% for the year ended December 31, 2021 compared to 0.38% in the prior year. The $1.20 billion increase in the average balance of non-interest-bearing accounts also contributed to the decrease in total deposit costs. The decrease in the cost of interest-bearing deposits between the periods was driven by market and competitive factors following decreases in the target Fed Funds Rate during the first quarter of 2020 as well as a higher percentage of our interest-bearing deposits being lower costing core deposits.

Average total borrowings decreased to $586.3 million for the year end December 31, 2021, compared to $607.4 million for the prior year. The decrease in average total borrowings was largely due to a $117.1 million decrease in average FHLB advances. The decrease in average FHLB advances was partially offset by an increase in average other borrowings due to increases in retail repurchase agreements primarily related to client cash management accounts and the first full year of interest expense for the subordinated debt issued in 2020. The average rate paid on total borrowings decreased nine basis points to 2.02% from 2.11%, reflecting the eight basis point decrease in the average cost of our subordinated debt partially offset by a 31 basis point increase in the average cost of FHLB advances. The decrease in average total borrowings was the primary reason for the $991,000 decrease in the related interest expense to $11.8 million for the year ended December 31, 2021, from $12.8 million in the prior year.

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

The following table provides an analysis of our net interest spread for the last three years (dollars in thousands):
Table 13: Analysis of Net Interest Spread

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Held for sale loans	$94,252	$3,066	3.25%	$144,220	$5,482	3.80%	$126,086	$5,343	4.24%
Mortgage loans	7,225,860	328,115	4.54	7,303,584	352,878	4.83	6,911,067	363,241	5.26
Commercial/agricultural loans	1,498,808	62,479	4.17	1,765,265	80,567	4.56	1,784,468	95,915	5.37
SBA PPP loans	770,041	49,854	6.47	760,912	23,133	3.04	—	—	—
Consumer and other loans	122,520	7,298	5.96	147,827	9,208	6.23	176,373	11,230	6.37
Total loans(1)(3)	9,711,481	450,812	4.64	10,121,808	471,268	4.66	8,997,994	475,729	5.29
Mortgage-backed securities	2,451,110	46,199	1.88	1,330,355	32,188	2.42	1,368,927	38,809	2.83
Other securities	1,336,974	30,114	2.25	777,378	21,839	2.81	441,402	13,926	3.15
Equity securities	429	—	—	182,846	373	0.20	169	8	4.73
Interest-bearing deposits with banks	1,392,619	1,955	0.14	272,725	907	0.33	72,579	1,649	2.27
FHLB stock	13,966	592	4.24	18,952	947	5.00	29,509	1,407	4.77
Total investment securities (3)	5,195,098	78,860	1.52	2,582,256	56,254	2.18	1,912,586	55,799	2.92
Total interest-earning assets	14,906,579	529,672	3.55	12,704,064	527,522	4.15	10,910,580	531,528	4.87
Non-interest-earning assets	1,268,348			1,262,170			1,078,108
Total assets	$16,174,927			$13,966,234			$11,988,688
Deposits:
Interest-bearing checking accounts	$1,755,293	$1,188	0.07	$1,385,252	$1,479	0.11	$1,188,985	$2,224	0.19
Savings accounts	2,652,018	1,833	0.07	2,194,418	4,257	0.19	1,890,467	8,310	0.44
Money market accounts	2,305,814	2,670	0.12	1,996,870	6,275	0.31	1,534,909	10,693	0.70
Certificates of deposit	876,509	6,079	0.69	1,030,722	13,004	1.26	1,175,942	16,403	1.39
Total interest-bearing deposits	7,589,634	11,770	0.16	6,607,262	25,015	0.38	5,790,303	37,630	0.65
Non-interest-bearing deposits	6,132,875	—	—	4,929,768	—	—	3,751,878	—	—
Total deposits	13,722,509	11,770	0.09	11,537,030	25,015	0.22	9,542,181	37,630	0.39
Other interest-bearing liabilities:
FHLB advances	97,945	2,592	2.65	215,093	5,023	2.34	477,796	12,234	2.56
Other borrowings	240,817	467	0.19	193,862	603	0.31	122,343	330	0.27
Subordinated debt	247,583	8,780	3.55	198,490	7,204	3.63	141,504	6,574	4.65
Total borrowings	586,345	11,839	2.02	607,445	12,830	2.11	741,643	19,138	2.58
Total funding liabilities	14,308,854	23,609	0.16	12,144,475	37,845	0.31	10,283,824	56,768	0.55
Other non-interest-bearing liabilities (2)	206,774			197,422			164,318
Total liabilities	14,515,628			12,341,897			10,448,142
Shareholders’ equity	1,659,299			1,624,337			1,540,546
Total liabilities and shareholders’ equity	$16,174,927			$13,966,234			$11,988,688
Net interest income/rate spread (tax equivalent)		$506,063	3.39%		$489,677	3.84%		$474,760	4.32%
Net interest margin (tax equivalent)			3.39%			3.85%			4.35%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(9,172)			(8,376)			(5,841)
Net interest income and margin, as reported		$496,891	3.33%		$481,301	3.79%		$468,919	4.30%
Average interest-earning assets / average interest-bearing liabilities			182.32%			176.09%			167.03%
Average interest-earning assets / average funding liabilities			104.18%			104.61%			106.09%
(footnotes follow)

(1)Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due.  Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $5.1 million, $4.9 million, and $4.3 million for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $4.1 million, $3.5 million, and $1.6 million for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively.

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

Table 14:  Rate/Volume Analysis

	Year Ended December 31, 2021 Compared to Year Ended December 31, 2020 Increase (Decrease) in Income/Expense Due to			Year Ended December 31, 2020 Compared to Year Ended December 31, 2019 Increase (Decrease) in Income/Expense Due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Held for sale loans	$(712)	$(1,704)	$(2,416)	$(348)	$487	$139
Mortgage loans	(20,989)	(3,774)	(24,763)	(35,247)	24,884	(10,363)
Commercial/agricultural loans	(6,509)	(11,579)	(18,088)	(14,309)	(1,039)	(15,348)
SBA PPP loans	26,409	312	26,721	3,939	19,194	23,133
Consumer and other loans	(385)	(1,525)	(1,910)	(242)	(1,780)	(2,022)
Total loans	(2,186)	(18,270)	(20,456)	(46,207)	41,746	(4,461)
Mortgage-backed securities	(5,003)	19,014	14,011	(5,480)	(1,141)	(6,621)
Other securities	(3,154)	11,429	8,275	(1,312)	9,225	7,913
Equity securities	(183)	(190)	(373)	—	365	365
Interest-bearing deposits with banks	(171)	1,219	1,048	336	(1,078)	(742)
FHLB stock	(130)	(225)	(355)	72	(532)	(460)
Total investment securities	(8,641)	31,247	22,606	(6,384)	6,839	455
Total net change in interest income on interest-earning assets	(10,827)	12,977	2,150	(52,591)	48,585	(4,006)
Interest-bearing liabilities:
Interest-bearing checking accounts	(1,112)	821	(291)	(1,209)	464	(745)
Savings accounts	(3,453)	1,029	(2,424)	(5,786)	1,733	(4,053)
Money market accounts	(4,579)	974	(3,605)	(9,904)	5,486	(4,418)
Certificates of deposit	(5,215)	(1,710)	(6,925)	(1,447)	(1,952)	(3,399)
Total interest-bearing deposits	(14,359)	1,114	(13,245)	(18,346)	5,731	(12,615)
FHLB advances	784	(3,215)	(2,431)	(973)	(6,238)	(7,211)
Other borrowings	(383)	247	(136)	55	218	273
Subordinated debt	(155)	1,731	1,576	(748)	1,378	630
Total borrowings	246	(1,237)	(991)	(1,666)	(4,642)	(6,308)
Total net change in interest expense on interest-bearing liabilities	(14,113)	(123)	(14,236)	(20,012)	1,089	(18,923)
Net change in net interest income (tax equivalent)	$3,286	$13,100	$16,386	$(32,579)	$47,496	$14,917

Provision and Allowance for Credit Losses.  We recorded a $33.1 million recapture of provision for credit losses - loans in the year ended December 31, 2021, compared to a $64.3 million provision for credit losses - loans recorded in 2020. As discussed in the “Summary of Critical Accounting Policies” section above and in Note 1 of the Notes to the Consolidated Financial Statements, the provision and allowance for credit losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.

The provision for credit losses - loans reflects the amount required to maintain the allowance for credit losses - loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. The recapture of provision for credit losses - loans for the current year primarily reflects improvement in forecasted economic indicators and a decrease in adversely classified loans. In addition, management has updated its assessment of qualitative factors including assessing the current conditions within the specific markets we serve compared to the nationally forecasted economic indicators. The prior year provision for credit losses reflected the forecasted economic deterioration during 2020 and risk rating downgrades on loans that were considered at heightened risk due to the COVID-19 pandemic. In addition, the change for the year ended December 31, 2020 included a $7.8 million increase related to the adoption of CECL. Future assessments of the expected credit losses will not only be impacted by changes to the reasonable and supportable forecast, but will also include an updated assessment of qualitative factors, as well as consideration of any required changes in the reasonable and supportable forecast reversion period. No allowance for credit losses-loans was recorded on the $133.9 million balance of SBA PPP loans at December 31, 2021 as these loans are fully guaranteed by the SBA.

We recorded net charge-offs of $2.1 million for the year ended December 31, 2021, compared to net charge-offs of $5.4 million for the prior year. The reduction in net charge-offs in 2021 reflects the improvement in overall loan portfolio performance during 2021. Nonaccrual loans decreased by $10.3 million during the year to $22.3 million at December 31, 2021, compared to $32.6 million at December 31, 2020.  The allowance for credit losses – loans as a percentage of nonaccrual loans increased to 593% at December 31, 2021, compared to 514% at December 31, 2020. The increase in the allowance for credit losses – loans as a percentage of nonaccrual loans is due to the decrease in nonaccrual loans during 2021 as the number of borrowers being impacted by the COVID-19 pandemic lessened. A comparison of the allowance for credit losses - loans at December 31, 2021 and 2020 reflects a decrease of $35.2 million, or 21%, to $132.1 million at December 31, 2021, from $167.3 million at December 31, 2020.  The allowance for credit losses - loans as a percentage of total loans (loans receivable excluding allowance for credit losses) decreased to 1.45% at December 31, 2021, compared to 1.69% at December 31, 2020.  The decrease in the allowance for credit losses - loans as a percentage of loans reflects the recapture of provision for credit losses - loans recorded during the year ended December 31, 2021, primarily as the result of the improvement in the level of adversely classified loans and forecasted economic indicators utilized to calculate credit losses.

The following table sets forth an analysis of our allowance for credit losses - loans for the periods indicated (dollars in thousands):

Table 15:  Changes in Allowance for Credit Losses - Loans

	Years Ended December 31
	2021	2020	2019
Balance, beginning of period	$167,279	$100,559	$96,485
Beginning balance adjustment for adoption of ASC 326	—	7,812	—
(Recapture)/provision for credit losses – loans	(33,112)	64,285	10,000
Recoveries of loans previously charged off:
Commercial real estate	1,729	275	476
Construction and land	100	105	208
One- to four-family residential	199	467	561
Commercial business	1,797	3,265	625
Agricultural business, including secured by farmland	30	1,823	47
Consumer	760	328	548
	4,615	6,263	2,465
Loans charged off:
Commercial real estate	(3,767)	(1,854)	(1,138)
Multifamily real estate	(59)	(66)	—
Construction and land	—	(100)	(45)
One- to four-family residential	—	(136)	(86)
Commercial business	(1,762)	(7,253)	(4,171)
Agricultural business, including secured by farmland	(181)	(591)	(911)
Consumer	(914)	(1,640)	(2,040)
	(6,683)	(11,640)	(8,391)
Net charge-offs	(2,068)	(5,377)	(5,926)
Balance, end of period	$132,099	$167,279	$100,559
Total loans	$9,084,763	$9,870,982	$9,305,357
Average outstanding loans	$9,711,481	$10,121,808	$8,997,994
Total nonaccrual loans	$22,281	$32,560	$37,501
Allowance for credit losses - loans as a percent of total loans	1.45%	1.69%	1.08%
Net loan charge-offs as a percent of average outstanding loans during the period	(0.02)%	(0.05)%	(0.07)%
Allowance for credit losses - loans as a percent of nonaccrual loans	593%	514%	268%

The following table sets forth the breakdown of the allowance for credit losses - loans by loan category at the dates indicated (dollars in thousands):

Table 16:  Allocation of Allowance for Credit Losses - Loans

	December 31
	2021		2020		2019
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Allowance for credit losses - loans:
Commercial real estate	$52,995	41.0%	$57,791	36.5%	$30,591	41.8%
Multifamily real estate	7,043	6.2	3,893	4.4	4,754	5.1
Construction and land	27,294	14.5	41,295	13.0	22,994	12.6
One-to-four-family real estate	8,205	7.5	9,913	7.3	4,136	10.1
Commercial business	26,421	21.6	35,007	29.6	23,370	18.2
Agricultural business, including secured by farmland	3,190	3.1	4,914	3.0	4,120	4.0
Consumer	6,951	6.1	14,466	6.2	8,202	8.2
Total allocated	132,099		167,279		98,167
Unallocated	—	n/a	—	n/a	2,392	n/a
Total allowance for credit losses - loans	$132,099	100.0%	$167,279	100.0%	$100,559	100.0%

The allowance for credit losses - unfunded loan commitments was $12.4 million at December 31, 2021 compared to $13.3 million at December 31, 2020. The decrease in the allowance for credit losses - unfunded loan commitments reflects the recapture of provision for credit losses - unfunded loan commitments recorded during year ended December 31, 2021. During the year ended December 31, 2021, we recorded a recapture of provision for credit losses - unfunded loan commitments of $865,000, compared to a $3.6 million provision for loan losses - unfunded loan commitments during the prior year. The recapture of provision for loan credit losses - unfunded loan commitments for the year ended December 31, 2021 was primarily the result of an improvement in the forecasted economic indicators.

The following table sets forth an analysis of our allowance for credit losses - unfunded loan commitments for the periods indicated (dollars in thousands):

Table 17:  Changes in Allowance for Credit Losses - Unfunded Loan Commitments

	Years Ended, December 31,
	2021	2020	2019

Balance, beginning of period	$13,297	$2,716	$2,599
Beginning balance adjustment for adoption of ASC 326	—	7,022	—
(Recapture)/provision for credit losses - unfunded loan commitments	(865)	3,559	—
Additions through acquisitions	—	—	117
Balance, end of period	$12,432	$13,297	$2,716

Non-interest Income. The following table presents the key components of non-interest income for the years ended December 31, 2021, 2020, 2019 (dollars in thousands):

Table 18: Non-interest Income

	2021 compared to 2020				2020 compared to 2019
	2021	2020	Change Amount	Change Percent	2020	2019	Change Amount	Change Percent
Deposit fees and other service charges	$39,495	$34,384	$5,111	14.9%	$34,384	$46,632	$(12,248)	(26.3)%
Mortgage banking operations	33,948	51,083	(17,135)	(33.5)%	51,083	22,215	28,868	129.9%
Bank owned life insurance	5,000	5,972	(972)	(16.3)%	5,972	4,645	1,327	28.6%
Miscellaneous	12,875	6,821	6,054	88.8%	6,821	8,624	(1,803)	(20.9)%
	91,318	98,260	(6,942)	(7.1)%	98,260	82,116	16,144	19.7%
Net gain on sale of securities	482	1,012	(530)	(52.4)%	1,012	33	979	nm
Net change in valuation of financial instruments carried at fair value	4,616	(656)	5,272	(803.7)%	(656)	(208)	(448)	215.4%
Total non-interest income	$96,416	$98,616	$(2,200)	(2.2)%	$98,616	$81,941	$16,675	20.4%

Non-interest income decreased $2.2 million, or 2%, to $96.4 million for the year ended December 31, 2021, compared to $98.6 million for the year ended December 31, 2020.  This decrease was primarily due to the decrease in mortgage banking income, partially offset by increases in deposit fees and other services charges and miscellaneous income as well as a net gain recognized for fair value adjustments as a result of changes in the valuation of financial instruments carried at fair value.  Income from deposit fees and other service charges increased by $5.1 million, or 15%, to $39.5 million for the year ended December 31, 2021, compared to $34.4 million for the prior year, primarily as a result of increased transaction deposit account activity and higher fees on certain transactions. Mortgage banking income, including gains on one- to four-family and multifamily loan sales and loan servicing fees, decreased by $17.1 million to $33.9 million for the year ended December 31, 2021, compared to $51.1 million in the prior year. Sales of one- to four-family loans held for sale for the year ended December 31, 2021 resulted in gains of $28.7 million, compared to $50.1 million for the year ended December 31, 2020. In addition, for the year ended December 31, 2021, mortgage banking income included $5.8 million of gains on the sale of multifamily loans, compared to $1.8 million for the year ended December 31, 2020. The lower mortgage banking revenue reflected a decrease in the gain on sale margin on one- to four-family held-for-sale loans, as well as a reduction in the volume of one- to four-family loans sold, reflecting a decrease in refinance activity, partially offset by higher gains on the sale of multifamily held-for-sale loans. The decrease in bank owned life insurance income for year ended December 31, 2021 compared to the prior year was due to death benefit proceeds received in the second quarter of 2020. The $6.1 million increase in miscellaneous income was primarily driven by a valuation adjustment on the SBA servicing asset, higher gains on the sales of SBA loans and higher gains related to the disposition of closed branch locations.

Securities sales for the year ended December 31, 2021 resulted in a gain of $482,000, compared to a $1.0 million gain for securities sold for the year ended December 31, 2020. The higher gain recognized in 2020 was primarily the result of the gain recognized on the sale of Visa Class B shares held by us. For the year ended December 31, 2021, we recorded a net gain of $4.6 million for changes in the valuation of financial instruments carried at fair value, compared to a net loss of $656,000 for the year ended December 31, 2020.

Non-interest Expense.  The following table represents key elements of non-interest expense for the years ended December 31, 2021, 2020, 2019 (dollars in thousands).

Table 19: Non-interest Expense

	2021 compared to 2020				2020 compared to 2019
	2021	2020	Change Amount	Change Percent	2020	2019	Change Amount	Change Percent
Salary and employee benefits	$244,351	$245,400	$(1,049)	(0.4)%	$245,400	$226,409	$18,991	8.4%
Less capitalized loan origination costs	(34,401)	(34,848)	447	(1.3)%	(34,848)	(28,934)	(5,914)	20.4%
Occupancy and equipment	52,850	53,362	(512)	(1.0)%	53,362	52,390	972	1.9%
Information/computer data services	24,356	24,386	(30)	(0.1)%	24,386	22,458	1,928	8.6%
Payment and card processing expenses	20,544	16,095	4,449	27.6%	16,095	16,993	(898)	(5.3)%
Professional and legal expenses	22,274	12,093	10,181	84.2%	12,093	9,736	2,357	24.2%
Advertising and marketing	6,036	6,412	(376)	(5.9)%	6,412	7,836	(1,424)	(18.2)%
Deposit insurance	5,583	6,516	(933)	(14.3)%	6,516	2,840	3,676	129.4%
State/Municipal business and use taxes	4,343	4,355	(12)	(0.3)%	4,355	3,880	475	12.2%
REO operations	(22)	(190)	168	(88.4)%	(190)	303	(493)	(162.7)%
Amortization of core deposit intangibles	6,571	7,732	(1,161)	(15.0)%	7,732	8,151	(419)	(5.1)%
Loss on extinguishment of debt	2,284	—	2,284	nm	—	735	(735)	(100.0)%
Miscellaneous	24,236	22,712	1,524	6.7%	22,712	27,387	(4,675)	(17.1)%
	$379,005	$364,025	$14,980	4.1%	$364,025	$350,184	$13,841	4.0%
COVID-19 expenses	436	3,502	(3,066)	(87.5)%	3,502	—	3,502	nm
Merger and acquisition-related costs	660	2,062	(1,402)	(68.0)%	2,062	7,544	(5,482)	(72.7)%
Total non-interest expense	$380,101	$369,589	$10,512	2.8%	$369,589	$357,728	$11,861	3.3%

Non-interest expense for the year ended December 31, 2021 was $380.1 million, an increase of $10.5 million, or 3%, as compared to the same period in 2020. The increase was primarily due to increases in payment and card processing services expense and professional services expense, primarily due to an increase in consulting expenses related to the Banner Forward initiative, as well as a $2.3 million loss on extinguishment of debt as a result of the redemption of $8.2 million of junior subordinated debentures during the current year. These increases were partially offset by decreases in COVID-19 expenses and merger and acquisition-related expenses. There were $436,000 of COVID-19 expenses in the current year, compared to $3.5 million in the year ended December 31, 2020. We expect to see COVID-19 expenses continue throughout the duration of the current pandemic.

Salary and employee benefits expenses decreased $1.0 million to $244.4 million for the year ended December 31, 2021 from $245.4 million for the year ended December 31, 2020, primarily reflecting a reduction in staffing, partially offset by severance related expenses. Capitalized loan origination costs decreased $447,000 for the year ended December 31, 2021, compared to the prior year, primarily due to higher originations of SBA PPP loans during 2020. Occupancy and equipment expenses decreased $512,000, or 1%, to $52.9 million in 2021, compared to $53.4 million in 2020. Payment and card processing services expense increased $4.4 million to $20.5 million for the year ended December 31, 2021 from $16.1 million for the year ended December 31, 2020, primarily reflecting an increase in client rewards program expenses as well as an increase in fraud related losses. Professional and legal expense increased $10.2 million to $22.3 million for the year ended December 31, 2021 from $12.1 million for the year ended December 31, 2020, primarily due to an increase in consulting expenses, which included $8.3 million of expense related to the Banner Forward initiative as well as a $4.0 million accrual recorded during the current year related to pending litigation. Advertising and marketing expenses decreased $376,000 to $6.0 million for the year ended December 31, 2021 from $6.4 million for the year ended December 31, 2020. Deposit insurance expense decreased $933,000 for the year ended December 31, 2021, compared to the same period in 2020. There were $660,000 of merger and acquisition-related costs in the current year, compared to $2.1 million in the year ended December 31, 2020. Miscellaneous expenses increased $1.5 million for the year ended December 31, 2021, compared to the prior year, primarily reflecting increased loan related expenses.
Income Taxes. For the year ended December 31, 2021, we recognized $45.5 million in income tax expense for an effective rate of 18.5%, which reflects our statutory tax rate reduced by the effect of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting. Our blended federal and state statutory income tax rate is 23.7%, representing a blend of the statutory federal income tax rate of 21.0% and apportioned effects of the state and local jurisdictions where we do business. For the year ended December 31, 2020, we recognized $26.5 million in income tax expense for an effective tax rate of 18.6%. For more information on income taxes and deferred taxes, see Note 11 of the Notes to the Consolidated Financial Statements.

Comparison of Results of Operations for the Years Ended December 31, 2020 and 2019

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.
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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to clients than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a substantial portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of December 31, 2021, our loans with interest rate floors totaled $3.56 billion and had a weighted average floor rate of 4.17% compared to a current average note rate of 4.32%.  As of December 31, 2021, our loans with interest rates at their floors totaled $2.28 billion and had a weighted average note rate of 4.22% and our loans with interest rates below their floors totaled $344.2 million and had a weighted average note rate of 4.23%. The Company actively manages its exposure to interest rate risk through on-going adjustments to the mix of interest earning assets and funding sources that affect the repricing speeds of loans, investments, interest-bearing deposits and borrowings.

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

The following table sets forth as of December 31, 2021, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

Table 20: Interest Rate Risk Indicators

	December 31, 2021
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$66,247	14.0%	$159,263	17.0%	$(367,054)	(14.7)%
+300	59,403	12.6	142,773	15.2	(261,396)	(10.5)
+200	45,489	9.6	110,147	11.7	(148,750)	(6.0)
+100	25,477	5.4	62,624	6.7	(22,617)	(0.9)
0	—	—	—	—	—	—
-25	(5,288)	(1.1)	(14,252)	(1.5)	(24,392)	(1.0)

(1)Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.  The current targeted federal funds rate is between 0.00% and 0.25%.

Interest Rate Swaps: The Bank enters into interest rate swaps with certain qualifying commercial loan clients to meet their interest rate risk management needs. The Bank simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the client pays a fixed rate of interest and the Bank receives a floating rate. These interest rate swaps are derivative financial instruments and the gross fair values are recorded in other assets and liabilities on the consolidated balance sheets, with changes in fair value during the period recorded in other non-interest expense on the consolidated statements of income.

Cash Flow Hedges of Interest Rate Risk: The Bank’s objectives in using interest rate derivatives are to reduce volatility in net interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Bank primarily uses interest rate swaps as part of its interest rate risk management strategy. During the fourth quarter of 2021, the Bank entered into interest rate swaps designated as cash flow hedges to hedge the variable cash flows associated with existing floating rate loans. These hedge contracts involve the receipt of fixed-rate amounts from a counterparty in exchange for the Bank making floating-rate payments over the life of the agreements without exchange of the underlying notional amount.

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

Table 21, Interest Sensitivity Gap, presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 2021.  The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At December 31, 2021, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $5.17 billion, representing a one-year cumulative gap to total assets ratio of 30.78%.

Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible. Management believes that our current level of interest rate risk is reasonable.

The following table provides a GAP analysis as of December 31, 2021 (dollars in thousands):

Table 21:  Interest Sensitivity Gap

	December 31, 2021
	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$782,987	$35,002	$120,646	$31,364	$17,435	$839	$988,273
Fixed-rate mortgage loans	354,117	271,490	793,599	452,847	430,423	15,325	2,317,801
Adjustable-rate mortgage loans	1,221,963	381,307	1,033,603	866,287	181,198	1,075	3,685,433
Fixed-rate mortgage-backed securities	180,013	167,937	563,263	492,441	824,023	500,608	2,728,285
Adjustable-rate mortgage-backed securities	469,995	5,658	19,534	2,443	7,089	—	504,719
Fixed-rate commercial/agricultural loans	109,802	91,548	282,885	161,243	120,648	45,141	811,267
Adjustable-rate commercial/agricultural loans	658,079	32,013	75,332	39,201	4,831	—	809,456
Consumer and other loans	448,901	19,727	37,467	14,680	16,397	32,569	569,741
Investment securities and interest-earning deposits	2,180,139	15,770	98,677	132,658	395,949	167,664	2,990,857
Total rate sensitive assets	6,405,996	1,020,452	3,025,006	2,193,164	1,997,993	763,221	15,405,832
Interest-bearing liabilities: (2)
Interest-bearing checking accounts	275,802	176,260	586,311	435,026	662,455	648,861	2,784,715
Regular savings	198,527	79,007	276,163	225,866	412,301	755,550	1,947,414
Money market deposit accounts	273,399	143,723	480,160	360,406	559,762	553,545	2,370,995
Certificates of deposit	393,066	259,629	164,070	20,410	1,457	—	838,632
FHLB advances	50,000	—	—	—	—	—	50,000
Subordinated notes	—	—	—	100,000	—	—	100,000
Junior subordinated debentures	139,696	—	—	—	—	—	139,696
Retail repurchase agreements	264,489	—	—	—	—	—	264,489
Total rate sensitive liabilities	1,594,979	658,619	1,506,704	1,141,708	1,635,975	1,957,956	8,495,941
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$4,811,017	$361,833	$1,518,302	$1,051,456	$362,018	$(1,194,735)	$6,909,891
Cumulative excess of interest-sensitive assets	$4,811,017	$5,172,850	$6,691,152	$7,742,608	$8,104,626	$6,909,891	$6,909,891
Cumulative ratio of interest-earning assets to interest-bearing liabilities	401.64%	329.54%	277.94%	257.95%	223.96%	181.33%	181.33%
Interest sensitivity gap to total assets	28.63%	2.15%	9.03%	6.26%	2.15%	(7.11)%	41.12%
Ratio of cumulative gap to total assets	28.63%	30.78%	39.82%	46.07%	48.23%	41.12%	41.12%

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
(2)    Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest-bearing checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(783,558), or (4.66)% of total assets at December 31, 2021.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits that are included in the average balance calculations reflected in Table 13, Analysis of Net Interest Spread.

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

Our primary investing activity is the origination of loans and, in certain periods, the purchase of securities or loans.  During the years ended December 31, 2021 and 2020, our loan originations, including originations of loans held for sale, exceeded our loan repayments by $306.8 million and $2.02 billion, respectively.  During those periods we purchased loans of $5.1 million and $2.5 million, respectively. This activity was funded primarily by increased core deposits and the sale of loans in 2021 and by principal repayment and maturities of securities in 2020. During the years ended December 31, 2021 and 2020, we received proceeds of $1.32 billion and $1.49 billion, respectively, from the sale of loans.  Securities purchased during the years ended December 31, 2021 and 2020 totaled $2.94 billion and $1.58 billion, respectively, and securities repayments, maturities and sales in those periods were $1.43 billion and $659.1 million, respectively.

Our primary financing activity is gathering deposits. Total deposits increased by $1.76 billion during the year ended December 31, 2021, as core deposits increased by $1.84 billion, partially offset by certificates of deposits decreasing by $76.7 million. The increase in total deposits during 2021 was due primarily to SBA PPP loan funds deposited into client accounts, fiscal stimulus payments, and an increase in average deposit account balances due to an increase in general client liquidity due to client’s maintaining a higher level of liquidity during the COVID-19 pandemic. At December 31, 2021, core deposits totaled $13.49 billion, or 94% of total deposits, compared with $11.65 billion, or 93% of total deposits at December 31, 2020. Certificates of deposit are generally more vulnerable to competition and more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time. At December 31, 2021, certificates of deposit totaled to $838.6 million, or 6% of our total deposits, including $652.7 million which were scheduled to mature within one year.  Certificates of deposit decreased from 7% of our total deposits at December 31, 2020.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature.

FHLB advances decreased $100.0 million during 2021 to $50.0 million at December 31, 2021, after decreasing $300.0 million for the year ended December 31, 2020.  Other borrowings at December 31, 2021 increased $79.7 million to $264.5 million following an increase of $66.3 million in 2020. Both the FHLB advances and other borrowings outstanding at December 31, 2021 mature during 2022.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities.  During the years ended December 31, 2021 and 2020, we used our sources of funds primarily to fund loan commitments and purchase securities.  At December 31, 2021, we had outstanding loan commitments totaling $3.80 billion, primarily relating to undisbursed loans in process and unused credit lines.  While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations. For the year ended December 31, 2022, we have $26.6 million of purchase obligations under contracts with vendors to provide services, for which our financial obligations are dependent upon acceptable performance by the vendor. In addition, for the year ended December 31, 2022, we have $14.4 million of commitments under operating lease agreements. For additional information regarding future financial commitments, this discussion should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this filing, including Note 20: “Commitments and Contingencies” and Note 23: “Leases.”

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB, which provided for advances that in the aggregate would equal the lesser of 45% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock).  At December 31, 2021, under these credit facilities based on pledged collateral, Banner Bank had $2.38 billion of available credit capacity.  Advances under these credit facilities (excluding fair value adjustments) totaled $50.0 million at December 31, 2021.  In addition, Banner Bank has been approved for participation in the FRBSF’s Borrower-In-Custody (BIC) program.  Under this program, based on pledged collateral, Banner Bank had available lines of credit of approximately $782.3 million as of December 31, 2021, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans. We had no funds borrowed from the FRBSF at December 31, 2021 or 2020. At December 31, 2021, Banner Bank also had uncommitted federal funds line of credit agreements with other financial institutions totaling $125.0 million. No balances were outstanding under these agreements as of December 31, 2021 or 2020. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage. Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner Corporation is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner Corporation’s primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.44 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2022 at this rate of $0.44 per share, our average total dividend paid each quarter would be approximately $15.1 million based on the number of outstanding shares at December 31, 2021. At December 31, 2021, Banner Corporation (on an unconsolidated basis) had liquid assets of $106.3 million.

As noted below, Banner Corporation and its subsidiary bank continued to maintain capital levels in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards. During the year ended December 31, 2021, total shareholders’ equity increased $24.1 million to $1.69 billion. At December 31, 2021, tangible common shareholders’ equity, which excludes goodwill and other intangible assets, was $1.30 billion, or 7.93% of tangible assets. See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of this Management’s Discussion and Analysis of Financial Condition and Results of Operation for more detailed information with respect to tangible common shareholders’ equity. Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Bank to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  In addition to the minimum capital ratios, the Bank has to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At December 31, 2021, Banner Corporation and the Bank each exceeded all current regulatory capital requirements and the fully phased-in capital conservation buffer requirement.

The following table shows the regulatory capital ratios for Banner Corporation and Banner Bank, as of December 31, 2021.

Table 22:  Regulatory Capital Ratios

Capital Ratios	Banner Corporation	Banner Bank
Total capital to risk-weighted assets	14.71%	13.73%
Tier 1 capital to risk-weighted assets	12.74	12.64
Tier 1 capital to average leverage assets	8.76	8.69
Tier 1 common equity to risk-weighted assets	11.54	12.64

(See Item 1, “Business–Regulation,” and Note 14 of the Notes to the Consolidated Financial Statements for additional information regarding Banner Corporation’s and Banner Bank’s regulatory capital requirements.)

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

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Controls Over Financial Reporting:  For the year ended December 31, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting:  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 9B – Other Information

None.

ITEM 9C-Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

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

Code of Ethics

The Board of Directors has adopted a Code of Ethics and Business Conduct for our directors, officers (including its senior financial officers), and employees.  The Code of Ethics and Business Conduct was most recently approved by the Board of Directors on July 28, 2021; and the Code of Ethics and Business Conduct is reviewed by the Board on an annual basis.  The Code of Ethics and Business Conduct requires our officers, directors, and employees to maintain the highest standards of professional conduct.  A copy of the Code of Ethics and Business Conduct in substantially its current form was filed as an exhibit with Form 8-K on August 11, 2021 and is available without charge, upon request to Investor Relations, Banner Corporation, P.O. Box 907, Walla Walla, WA 99362.  The Code is also available on Banner’s website at www.bannerbank.com.

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

(d) Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that provide for the award of securities or the grant of options to purchase securities to employees and directors of Banner Corporation and its subsidiaries that were in effect at December 31, 2021:

	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options or vesting of outstanding restricted stock and unit grants	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)
Equity compensation plans approved by security holders
2012 Restricted Stock and Incentive Bonus Plan	—	n/a	30,189
2014 Omnibus Incentive Plan	98,828	n/a	183,030
2018 Omnibus Incentive Plan	377,394	n/a	432,396
	476,222		645,615
Equity compensation plans not approved by security holders	—		—
Total	476,222		645,615

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
	(3)	Exhibits
See Index of Exhibits on page 154.
(b)		Exhibits
See Index of Exhibits on page 154.

Item 16 - Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banner Corporation

Date: February 24, 2022	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark J. Grescovich	/s/ Peter J. Conner
Mark J. Grescovich	Peter J. Conner
President and Chief Executive Officer; Director	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
Date: February 24, 2022	Date: February 24, 2022

/s/ John R. Layman	/s/ David I. Matson
John R. Layman	David I. Matson
Director	Director
Date: February 24, 2022	Date: February 24, 2022

/s/ Connie R. Collingsworth	/s/ Merline Saintil
Connie R. Collingsworth	Merline Saintil
Director	Director
Date: February 24, 2022	Date: February 24, 2022

/s/ Brent A. Orrico	/s/ David A. Klaue
Brent A. Orrico	David A. Klaue
Chairman of the Board	Director
Date: February 24, 2022	Date: February 24, 2022

/s/ Terry Schwakopf	/s/ Kevin F. Riordan
Terry Schwakopf	Kevin F. Riordan
Director	Director
Date: February 24, 2022	Date: February 24, 2022

/s/ Roberto R. Herencia	/s/ Ellen R.M. Boyer
Roberto R. Herencia	Ellen R.M. Boyer
Director	Director
Date: February 24, 2022	Date: February 24, 2022

/s/ John Pedersen
John Pedersen
Director
Date: February 24, 2022

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BANNER CORPORATION AND SUBSIDIARIES
(Item 8 and Item 15(a)(1))

February 24, 2022

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

February 24, 2022

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -

Integrated Framework (2013). Based on this assessment and those criteria, management believes that, as of December 31, 2021, the Company maintained effective internal control over financial reporting.
The Company’s independent registered public accounting firm has audited the Company’s Consolidated Financial Statements that are included in this annual report and the effectiveness of our internal control over financial reporting as of December 31, 2021 and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8. The audit report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Banner Corporation and Subsidiaries

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Banner Corporation and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

As described in Notes 1 and 4 to the consolidated financial statements, the balance of the Company’s consolidated allowance for credit losses – loans was $132.1 million at December 31, 2021. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans held for investments to present the net carrying value at the amount expected to be collected on such financial assets. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. The allowance for credit losses – loans is maintained at a level sufficient to provide for expected credit losses over the life of the loan based on evaluating historical credit loss experience and making adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio. These factors include, among others, changes in the size and composition of the loan portfolio, differences in underwriting standards, delinquency rates, actual loss experience and current economic conditions. Management also considers qualitative and environmental factors for each loan category to adjust for differences between the historical periods used to calculate historical loss rates and expected conditions over the remaining lives of the loans in the portfolio.

We identified the estimation and application of forecasted economic conditions used in the allowance for credit losses – loans as a critical audit matter. The economic forecast component of the allowance for credit losses - loans is used to compare the conditions that existed during the historical period to current conditions and future expectations, and to make adjustments to the historical data accordingly. Auditing management’s judgments regarding the estimation of forecasted economic conditions and the method by which management applied these forecasts to the allowance for credit losses - loans involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included:

•Testing the design, implementation, and operating effectiveness of controls relating to management’s calculation of the allowance for credit losses, including controls over the selection and implementation of the forecasted economic conditions used.
•Obtaining management’s analysis and supporting documentation related to the forecasted economic conditions, and testing whether the forecasts used in the calculation of the allowance for credit losses are reasonable and supportable based on the analysis provided by management.
•Testing the appropriateness of the methodology and assumptions used in the calculation of the allowance for credit losses, and testing completeness and accuracy of the data used in the calculation, application of the forecasted economic conditions determined by management and used in the calculation, and recalculation of the impact of the forecast on the allowance for credit losses balance.

We identified the estimation of qualitative and environmental factors used in the allowance for credit losses – loans as a critical audit matter. The qualitative and environmental factors are used to estimate credit losses related to matters that are not captured in the historical loss rates, and are based on management’s evaluation of available internal and external data. Auditing management’s judgments regarding the qualitative and environmental factors applied to the allowance for credit losses - loans involved a high degree of subjectivity.

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

February 24, 2022

We have served as the Company’s auditor since 2004.

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except shares)
December 31, 2021 and 2020

ASSETS	December 31, 2021	December 31, 2020
Cash and due from banks	$358,461	$311,899
Interest bearing deposits	1,775,839	922,284
Total cash and cash equivalents	2,134,300	1,234,183
Securities—trading	26,981	24,980
Securities—available-for-sale, amortized cost $3,653,160 and $2,256,189, respectively	3,638,993	2,322,593
Securities—held-to-maturity, net of allowance for credit losses of $433 and $94, respectively, fair value $541,853 and $448,681, respectively	520,922	421,713
Total securities	4,186,896	2,769,286
Federal Home Loan Bank (FHLB) stock	12,000	16,358
Securities purchased under agreements to resell	300,000	—
Loans held for sale (includes $39,775 and $133,554, at fair value, respectively)	96,487	243,795
Loans receivable	9,084,763	9,870,982
Allowance for credit losses - loans	(132,099)	(167,279)
Net loans receivable	8,952,664	9,703,703
Accrued interest receivable	42,916	46,617
Real estate owned (REO), held for sale, net	852	816
Property and equipment, net	148,759	164,556
Goodwill	373,121	373,121
Other intangibles, net	14,855	21,426
Bank-owned life insurance (BOLI)	244,156	191,830
Deferred tax assets, net	71,138	65,742
Operating lease right-of-use assets	55,257	55,367
Other assets	171,471	144,823
Total assets	$16,804,872	$15,031,623
LIABILITIES
Deposits:
Non-interest-bearing	$6,385,177	$5,492,924
Interest-bearing transaction and savings accounts	7,103,125	6,159,052
Interest-bearing certificates	838,631	915,320
Total deposits	14,326,933	12,567,296
Advances from FHLB	50,000	150,000
Other borrowings	264,490	184,785
Subordinated notes, net	98,564	98,201
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	119,815	116,974
Operating lease liabilities	59,756	59,343
Accrued expenses and other liabilities	148,303	143,300
Deferred compensation	46,684	45,460
Total liabilities	15,114,545	13,365,359
COMMITMENTS AND CONTINGENCIES (Note 20)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 34,252,632 shares issued and outstanding at December 31, 2021; 35,159,200 shares issued and outstanding at December 31, 2020	1,299,381	1,349,879
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2021; no shares issued and outstanding at December 31, 2020	—	—
Retained earnings	390,762	247,316
Carrying value of shares held in trust for stock-based compensation plans	(7,435)	(7,636)
Liability for common stock issued to stock related compensation plans	7,435	7,636
Accumulated other comprehensive income	184	69,069
Total shareholders’ equity	1,690,327	1,666,264
Total liabilities and shareholders’ equity	$16,804,872	$15,031,623
See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for per share amounts)
For the Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
INTEREST INCOME:
Loans receivable	$445,731	$466,360	$471,473
Mortgage-backed securities	45,723	31,792	38,640
Securities and cash equivalents	29,046	20,994	15,574
Total interest income	520,500	519,146	525,687
INTEREST EXPENSE:
Deposits	11,770	25,015	37,630
FHLB advances	2,592	5,023	12,234
Other borrowings	467	603	330
Subordinated debt	8,780	7,204	6,574
Total interest expense	23,609	37,845	56,768
Net interest income	496,891	481,301	468,919
(RECAPTURE)/PROVISION FOR CREDIT LOSSES	(33,388)	67,875	10,000
Net interest income after (recapture)/provision for credit losses	530,279	413,426	458,919
NON-INTEREST INCOME
Deposit fees and other service charges	39,495	34,384	46,632
Mortgage banking operations	33,948	51,083	22,215
BOLI	5,000	5,972	4,645
Miscellaneous	12,875	6,821	8,624
	91,318	98,260	82,116
Net gain on sale of securities	482	1,012	33
Net change in valuation of financial instruments carried at fair value	4,616	(656)	(208)
Total non-interest income	96,416	98,616	81,941
NON-INTEREST EXPENSE:
Salary and employee benefits	244,351	245,400	226,409
Less capitalized loan origination costs	(34,401)	(34,848)	(28,934)
Occupancy and equipment	52,850	53,362	52,390
Information/computer data services	24,356	24,386	22,458
Payment and card processing expenses	20,544	16,095	16,993
Professional and legal expenses	22,274	12,093	9,736
Advertising and marketing	6,036	6,412	7,836
Deposit insurance	5,583	6,516	2,840
State/municipal business and use taxes	4,343	4,355	3,880
REO operations	(22)	(190)	303
Amortization of core deposit intangibles	6,571	7,732	8,151
Loss on extinguishment of debt	2,284	—	735
Miscellaneous	24,236	22,712	27,387
	379,005	364,025	350,184
COVID-19 expenses	436	3,502	—
Merger and acquisition - related expenses	660	2,062	7,544
Total non-interest expense	380,101	369,589	357,728
Income before provision for income taxes	246,594	142,453	183,132
PROVISION FOR INCOME TAXES	45,546	26,525	36,854
NET INCOME	$201,048	$115,928	$146,278

Earnings per common share
Basic	$5.81	$3.29	$4.20
Diluted	$5.76	$3.26	$4.18
Cumulative dividends declared per common share	$1.64	$1.23	$2.64

Weighted average number of common shares outstanding:
Basic	34,610,056	35,264,252	34,868,434
Diluted	34,919,188	35,528,848	34,967,684
See notes to the consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
For the Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
NET INCOME	$201,048	$115,928	$146,278
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES:
Unrealized holding (loss) gain on securities—available-for-sale arising during the period	(80,073)	45,247	33,843
Income tax benefit (expense) related to securities—available-for-sale unrealized holding losses	19,217	(10,860)	(8,122)
Reclassification for net gain on securities—available-for-sale realized in earnings	(498)	(454)	(34)
Income tax expense related to securities—available-for-sale realized gains	120	109	8
Net unrealized loss on interest rate swaps used in cash flow hedges	(1,261)	—	—
Income tax benefit related interest rate swaps used in cash flow hedges	302	—	—
Changes in fair value of junior subordinated debentures related to instrument specific credit risk	(10,419)	2,330	601
Income tax benefit (expense) related to junior subordinated debentures	2,501	(559)	(144)
Reclassification of fair value of junior subordinated debentures redeemed	1,613	—	—
Income tax expense related to junior subordinated debentures redeemed	(387)	—	—
Other comprehensive (loss) income	(68,885)	35,813	26,152
COMPREHENSIVE INCOME	$132,163	$151,741	$172,430

See notes to the consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except shares)
For the Years Ended December 31, 2021, 2020 and 2019

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2019	35,182,772	$1,337,436	$134,055	$7,104	$1,478,595
Net income			146,278		146,278
Other comprehensive loss				26,152	26,152
Accrual of dividends on common stock ($2.64/share-cumulative)			(93,495)		(93,495)
Repurchase of common stock	(1,000,000)	(53,922)			(53,922)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(9,547)	5,226			5,226
Issuance of shares for acquisition	1,578,351	85,200			85,200
Balance, December 31, 2019	35,751,576	$1,373,940	$186,838	$33,256	$1,594,034

Balance, January 1, 2020	35,751,576	$1,373,940	$186,838	$33,256	$1,594,034
New credit standard (ASC 326) - impact in year of adoption, net of tax			(11,215)		(11,215)
Net income			115,928		115,928
Other comprehensive income				35,813	35,813
Accrual of dividends on common stock ($1.23/share-cumulative)			(44,235)		(44,235)
Repurchase of common stock	(624,780)	(31,775)			(31,775)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	32,404	7,714			7,714
Balance, December 31, 2020	35,159,200	$1,349,879	$247,316	$69,069	$1,666,264

(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(continued) (in thousands, except shares)
For the Years Ended December 31, 2021, 2020 and 2019

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2021	35,159,200	$1,349,879	$247,316	$69,069	$1,666,264
Net income			201,048		201,048
Other comprehensive loss				(68,885)	(68,885)
Accrual of dividends on common stock ($1.64/share-cumulative)			(57,602)		(57,602)
Repurchase of common stock	(1,050,000)	(56,528)			(56,528)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	143,432	6,030			6,030
Balance, December 31, 2021	34,252,632	$1,299,381	$390,762	$184	$1,690,327

See notes to the consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
OPERATING ACTIVITIES:
Net income	$201,048	$115,928	$146,278
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	17,345	18,130	17,282
Deferred income/expense, net of amortization	(38,786)	(15,040)	(1,543)
Capitalized loan servicing rights, net of amortization	(1,805)	(894)	662
Amortization of core deposit intangibles	6,571	7,732	8,151
Gain on sale of securities, net	(482)	(1,012)	(33)
Net change in valuation of financial instruments carried at fair value	(4,616)	656	208
Reinvested dividends – equity securities	—	(353)	—
Decrease (increase) in deferred taxes	16,357	(13,963)	7,290
(Decrease) increase in current taxes payable	(3,643)	(2,193)	607
Stock-based compensation	9,258	9,168	7,142
Net change in cash surrender value of BOLI	(4,685)	(5,030)	(4,246)
Gain on sale of loans, excluding capitalized servicing rights	(26,140)	(43,304)	(15,993)
(Gain) loss on disposal of real estate held for sale and property and equipment, net	(2,305)	859	1,075
(Recapture) provision for credit losses	(33,388)	67,875	10,000
Provision for losses on real estate held for sale	—	45	—
Loss on extinguishment of debt	2,284	—	735
Origination of loans held for sale	(1,102,663)	(1,461,872)	(1,094,237)
Proceeds from sales of loans held for sale	1,276,111	1,471,828	1,070,814
Net change in:
Other assets	2,200	(27,559)	(10,171)
Other liabilities	(11,083)	4,385	5,588
Net cash provided from operating activities	301,578	125,386	149,609
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(2,805,251)	(1,361,132)	(277,503)
Principal repayments and maturities of securities—available-for-sale	1,314,484	474,876	321,510
Proceeds from sales of securities—available-for-sale	83,663	150,374	86,083
Purchases of securities—held-to-maturity	(135,615)	(222,094)	(54,850)
Principal repayments and maturities of securities—held-to-maturity	32,487	33,848	50,962
Purchases of equity securities	(4,750)	(1,060,000)	—
Proceeds from sales of equity securities	4,796	1,060,695	—
Loan repayments (originations), net	795,892	(561,338)	(304,191)
Purchases of loans and participating interest in loans	(5,086)	(2,510)	(9,798)
Proceeds from sales of other loans	46,028	19,469	27,560
Net cash received related to branch divestitures	—	—	26,944
Purchases of property and equipment	(10,493)	(12,803)	(24,700)
Proceeds from sale of real estate held for sale and sale of other property	11,759	8,893	7,815
Proceeds from FHLB stock repurchase program	4,358	52,169	175,998
Purchase of FHLB stock	—	(40,185)	(170,380)
Purchase of securities purchased under agreements to resell	(300,000)	—	—
Investment in bank-owned life insurance	(50,053)	(83)	(75)
Other	2,355	5,197	1,511
Net cash used by investing activities	(1,015,426)	(1,454,624)	(143,114)
(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued) (in thousands)
For the Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
FINANCING ACTIVITIES:
Increase in deposits, net	1,759,638	2,518,654	272,625
Proceeds from FHLB advances	—	—	450,000
Repayment of long term FHLB borrowing	(100,000)	—	(281,150)
Repayments of overnight and short-term FHLB borrowings, net	—	(300,000)	(300,000)
Increase (decrease) in other borrowings, net	79,704	66,311	(520)
Net proceeds from issuance of subordinated notes	—	98,027	—
Repayment of junior subordinated debentures	(8,248)	—	—
Proceeds from redemption of trust securities related to junior subordinated debentures	248	—	—
Cash dividends paid	(57,621)	(94,078)	(56,074)
Cash paid for repurchase of common stock	(56,528)	(31,775)	(53,922)
Taxes paid related to net share settlement for equity awards	(3,228)	(1,453)	(1,915)
Net cash provided from financing activities	1,613,965	2,255,686	29,044
NET CHANGE IN CASH AND CASH EQUIVALENTS	900,117	926,448	35,539
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,234,183	307,735	272,196
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,134,300	$1,234,183	$307,735

	2021	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$24,278	$40,942	$58,239
Taxes paid in cash	29,017	39,672	27,329
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Transfer of loans to real estate owned and other repossessed assets	512	1,602	303
Dividends accrued but not paid until after period end	1,338	1,357	51,199
ACQUISITIONS (DISPOSITIONS):
Assets acquired	—	—	426,609
Liabilities assumed	—	—	373,016

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:  Banner Corporation (Banner or the Company) is a bank holding company incorporated in the State of Washington.  The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, Banner Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its headquarters in Walla Walla, Washington and, as of December 31, 2021, its 150 branch offices located in Washington, Oregon, California and Idaho. Banner Bank also has 18 loan production offices located in Washington, Oregon, California, Idaho and Utah.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board).  Banner Bank (the Bank) is subject to regulation by the Washington State Department of Financial Institutions, Division of Banks (DFI) and the Federal Deposit Insurance Corporation (the FDIC).

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

Basis of Presentation and Principles of Consolidation:  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All material intercompany transactions, profits and balances have been eliminated. The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and under the rules and regulations of the U.S. Securities and Exchange Commission (the SEC). At December 31, 2021, the Company had nine wholly-owned subsidiary grantor trusts (the Trusts), each of which issued trust preferred securities (TPS) and common securities. The Trusts are not included in the Company’s consolidated financial statements.

Subsequent Events: The Company has evaluated events and transactions subsequent to December 31, 2021 for potential recognition or disclosure.

On February 18, 2022, Banner Bank entered into a purchase and assumption agreement to sell four Banner Bank branches, subject to certain regulatory approvals and customary closing conditions. The sale includes deposit accounts with an approximate balance of $212 million. Banner Bank will receive a 5.0% premium in relation to the core deposits. The sale also includes all related branch premises and equipment.

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

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Banner’s consolidated financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for credit losses, (iii) the valuation of financial assets and liabilities recorded at fair value, (iv) the valuation of intangible assets, such as goodwill, core deposit intangibles (CDI) and loan servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation or recognition of deferred tax assets and liabilities and (vii) the valuation of assets and liabilities acquired in business combinations and subsequent recognition of related income and expense.  These policies and judgments, estimates and assumptions are described in greater detail in subsequent Notes to the Consolidated Financial Statements.  Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company’s financial condition and operating results in future periods.

Securities: Debt securities are classified as held-to-maturity when the Company has the ability and positive intent to hold them to maturity.  Debt securities classified as available-for-sale are available for future liquidity requirements and may be sold prior to maturity.  Debt securities classified as trading are also available for future liquidity requirements and may be sold prior to maturity.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Debt securities classified as held-to-maturity are carried at cost, net of the allowance for credit losses- securities, adjusted for amortization of premiums to the earliest callable date and accretion of discounts to maturity.  Debt securities classified as available-for-sale are measured at fair value.  Unrealized holding gains and losses on debt securities classified as available-for-sale are excluded from earnings and are reported net of tax as accumulated other comprehensive income (AOCI), a component of shareholders’ equity, until realized.  Debt securities classified as trading are also measured at fair value.  Unrealized holding gains and losses on securities classified as trading are included in earnings.  (See Note 16 for a more complete discussion of accounting for the fair value of financial instruments.)  Realized gains and losses on sale are computed on the specific identification method and are included in earnings on the trade date sold.

Equity securities are measured at fair value with changes in the fair value recognized through net income.

Allowance for Credit Losses - Securities: Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The Company’s held-to maturity portfolio contains mortgage-backed securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The Company’s held-to-maturity portfolio also contains municipal bonds that are typically rated by major rating agencies as Aa or better. The Company has never incurred a loss on a municipal bond, therefore the expectation of credit losses on these securities is insignificant. The Company uses industry historical credit loss information adjusted for current conditions to establish the allowance for credit losses on the municipal bond portfolio. Less than 2% of the Company’s held-to-maturity portfolio are community development bonds; approximately half represent pools of one- to four-family loans while the other half are not collateralized. The expected credit losses on these bonds is similar to Banner’s commercial business loan portfolio. Therefore, the Company uses the commercial business loan portfolio loss rates to establish the allowance for credit losses on the collateralized bonds and its own loss history to establish a loss rate on bonds that are not collateralized.

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

Changes in the allowance for credit losses are recorded as provision for (or recapture of) credit loss expense. Losses are charged against the allowance when management believes the non-collectability of an available-for-sale or held-to-maturity security is confirmed or when either of the criteria regarding intent of requirement to sell is met.

Investment in FHLB Stock: At December 31, 2021, the Bank had $12.0 million in FHLB of Des Moines stock (FHLB stock), compared to $16.4 million at December 31, 2020. FHLB stock does not have a readily determinable fair value. The Bank’s investments in FHLB stock is carried at cost or par value ($100 per share) and evaluated for impairment based on the Bank’s expectations of the ultimate recoverability of the stock’s par value. Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par, therefore there has been no observable changes in market prices. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances.

Management periodically evaluates FHLB stock for impairment. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the client base of the FHLB, and (4) the liquidity position of the FHLB. The Company has determined there is no impairment on the FHLB stock investment as of December 31, 2021 and 2020.

Loans Receivable:  The Bank originates residential one- to four-family and multifamily mortgage loans for both portfolio investment and sale in the secondary market.  The Bank also originates construction and land development, commercial real estate, commercial business, agricultural and consumer loans for portfolio investment.  Loans receivable not designated as held for sale are recorded at amortized cost, net of the allowance for credit losses. Amortized cost is the principal amount outstanding, net of deferred fees, discounts and premiums.  Accrued interest on loans is reported in accrued interest receivable on the Consolidated Statements of Financial Condition. Premiums, discounts and deferred loan fees are amortized to maturity using the level-yield methodology.

Loans Held for Sale: Residential one- to four-family and multifamily mortgage loans originated with the intent to be sold in the secondary market are considered held for sale. Residential one- to four-family loans under best effort delivery commitments are carried at the lower of aggregate cost or estimated market value. Residential one- to four-family loans expected to be delivered under mandatory commitments are carried at fair value in order to match changes in the value of the loans with the value of the related economic hedges on the loans. Fair values for residential mortgage loans held for sale are determined by comparing actual loan rates to current secondary market prices for similar loans. The multifamily held for sale loans originated prior to April 1, 2020 are carried at fair value in order to match changes in the value of the loans with the value of the related economic hedges on the loans. Fair values for multifamily loans held for sale are calculated based on discounted cash flows using a discount rate that is a combination of market spreads for similar loan types added to selected index rates. The multifamily held for sale loans originated subsequent to March 31, 2020 are carried at the lower of cost or market. Net unrealized losses on loans held for sale that are carried at lower of cost or market are recognized through the valuation allowance by charges to income.  Non-refundable fees and direct loan origination costs related to loans held for sale carried at the lower of cost or market are recognized as part of the cost basis of the loan. Gains and losses on sales of loans held for sale are determined using the aggregate method and are recorded in the mortgage banking operations component of non-interest income. For the years ended December 31, 2021 and 2020, we recorded net gains on loans sold of $34.5 million and $51.9 million, respectively.

Loans Acquired in Business Combinations: Loans acquired in business combinations are recorded at their fair value at the acquisition date. Establishing the fair value of acquired loans involves a significant amount of judgment, including determining the credit discount based upon historical data adjusted for current economic conditions and other factors. If any of these assumptions are inaccurate actual credit losses could vary significantly from the credit discount used to calculate the fair value of the acquired loans. Acquired loans are evaluated upon acquisition and classified as either purchased credit-deteriorated or purchased non-credit-deteriorated. Purchased credit-deteriorated (PCD) loans have experienced more than insignificant credit deterioration since origination. For PCD loans, an allowance for credit losses is determined at the acquisition date using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The loan’s fair value is grossed up for the allowance for credit losses and becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through a provision for credit losses.

For purchased non-credit-deteriorated loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the life of the loan. While credit discounts are included in the determination of the fair value for non-credit-deteriorated loans, since these discounts are expected to be accreted over the life of the loans, they cannot be used to offset the allowance for credit losses that must be recorded at the acquisition date. As a result, an allowance for credit losses is determined at the acquisition date using the same methodology as other loans held for investment and is recognized as a provision for credit losses in the Consolidated Statement of Operations. Any subsequent deterioration (improvement) in credit quality is recognized by recording (recapturing) a provision for credit losses.

Income Recognition on Nonaccrual Loans and Securities:  Interest on loans and securities is accrued as earned unless management doubts the collectability of the asset or the unpaid interest.  Interest accruals on loans are generally discontinued when loans become 90 days past due for payment of interest or principal and the loans are then placed on nonaccrual status.  All previously accrued but uncollected interest is deducted from interest income upon transfer to nonaccrual status.  For any future payments collected, interest income is recognized only upon management’s assessment that there is a strong likelihood that the full amount of a loan will be repaid or recovered. Management’s assessment of the likelihood of full repayment involves judgment including determining the fair value of the underlying collateral which can be impacted by the economic environment.  A loan may be put on nonaccrual status sooner than this policy would dictate if, in management’s judgment, the amounts owed, principal or interest may be uncollectable.  While less common, similar interest reversal and nonaccrual treatment is applied to investment securities if their ultimate collectability becomes questionable. Loans modified due to the COVID-19 pandemic are considered current if they are less than 30 days past due on the contractual payments at the time the loan modification program was put in place and therefore continue to accrue interest unless the interest is being waived.

Provision and Allowance for Credit Losses - Loans:  The methodology for determining the allowance for credit losses - loans is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for credit losses. Among the material estimates required to establish the allowance for credit losses - loans are: a reasonable and supportable forecast; a reasonable and supportable forecast period and the reversion period; value of collateral; strength of guarantors; the amount and timing of future cash flows for loans individually evaluated; and determination of the qualitative loss factors. All of these estimates are susceptible to significant change. The allowance for credit losses - loans is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. The Bank has elected to exclude accrued interest receivable from the amortized cost basis in their estimate of the allowance for credit losses. The provision for credit losses reflects the amount required to maintain the allowance for credit losses at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves.  The Company has established systematic methodologies for the determination of the adequacy of the Company’s allowance for credit losses.  The methodologies are set forth in a formal policy and take into consideration the need for a valuation allowance for loans evaluated on a collective (pool) basis which have similar risk characteristics as well as allowances that are tied to individual loans that do not share risk characteristics.  The Company increases its allowance for credit losses by charging provisions for credit losses on its Consolidated Statement of Operations. Losses related to specific assets are applied as a reduction of the carrying value of the assets and charged against the allowance for credit loss reserve when management believes the uncollectibility of a loan balance is confirmed.  Recoveries on previously charged off loans are credited to the allowance for credit losses.

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

For commercial real estate, multifamily real estate, construction and land, commercial business and agricultural loans with risk rating segmentation, historical credit loss assumptions are estimated using a model that categorizes loan pools based on loan type and risk rating. For one- to four- family residential loans, consumer loans, home equity lines of credit, small business loans, and small balance commercial real estate loans, historical credit loss assumptions are estimated using a model that categorizes loan pools based on loan type and delinquency status. These models calculate an expected life-of-loan loss percentage for each loan category by calculating the probability of default, based on the migration of loans from performing to loss by risk rating or delinquency categories using historical life-of-loan analysis and the severity of loss, based on the aggregate net lifetime losses incurred for each loan pool. For credit cards, historical credit loss assumptions are estimated using a model that calculates an expected life-of-loan loss percentage for each loan category by considering the historical cumulative losses based on the aggregate net lifetime losses incurred for each loan pool. The model captures historical loss data commencing with the first quarter of 2008. For loans evaluated collectively, management uses economic indicators to adjust the historical loss rates so that they better reflect management’s expectations of future conditions over the remaining lives of the loans in the portfolio based on reasonable and supportable forecasts. These economic indicators are selected based on correlation to the Company’s historical credit loss experience and are evaluated for each loan category. The economic indicators evaluated include the unemployment rate, gross domestic product, real estate price indices and growth, industrial employment, corporate profits, the household consumer debt service ratio, the household mortgage debt service ratio, and single family median home price growth. Management considers various economic scenarios and forecasts when evaluating the economic indicators and probability weights the various scenarios to arrive at the forecast that most reflects management’s expectations of future conditions. The allowance for credit losses is then adjusted for the period in which those forecasts are considered to be reasonable and supportable. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the adjustments discontinue to be applied so that the model reverts back to the historical loss rates using a straight line reversion method. Management selected a reasonable and supportable forecast period of 12 months with a reversion period of 12 months. Both the reasonable and supportable forecast period and the reversion period are periodically reviewed by management.

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

Some of the Bank’s loans are reported as troubled debt restructures (TDRs).  Loans are reported as TDRs when the Bank grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider.  Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk.  The allowance for credit losses on a TDR is determined using the same method as all other loans held for investment, except when the value of the concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method the allowance for credit losses is determined by discounting the expected future cash flows at the original interest rate of the loan. The Coronavirus Aid, Relief, and Economic Security Act of 2020 (CARES Act) and the Consolidated Appropriations Act, 2021 (CAA) provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and regulatory guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented. The CAA extends relief offered under the CARES Act related to TDRs as a result of COVID-19 through January 1, 2022.

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

Allowance for Credit Losses - unfunded loan commitments: An allowance for credit losses - unfunded loan commitments is maintained at a level that, in the opinion of management, is adequate to absorb expected credit losses associated with the contractual life of the Bank’s commitments to lend funds under existing agreements such as letters or lines of credit. The Bank uses a methodology for determining the allowance for credit losses - unfunded loan commitments that applies the same segmentation and loss rate to each pool as the funded exposure adjusted for probability of funding. Draws on unfunded loan commitments that are considered uncollectible at the time funds are advanced are charged to the allowance for credit losses on off-balance sheet exposures. Changes in the allowance for credit losses - unfunded loan commitments are recognized as provision for (or recapture of) credit loss expense and added to the allowance for credit losses - unfunded loan commitments, which is included in other liabilities in the Consolidated Statements of Financial Condition.

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

Right of Use Lease Asset & Lease Liability: The Company leases retail space, office space, storage space, and equipment under operating leases. Most leases require the Company to pay real estate taxes, maintenance, insurance and other similar costs in addition to the base rent. Certain leases also contain lease incentives, such as tenant improvement allowances and rent abatement. Variable lease payments are recognized as lease expense as they are incurred. We record an operating lease right of use (ROU) asset and an operating lease liability (lease liability) for operating leases with a lease term greater than 12 months. The ROU asset and lease liability are recorded in the Consolidated Statement of Financial Condition.

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

Other Intangible Assets:  Other intangible assets consist primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the client relationships associated with the deposits.  CDI is being amortized on an accelerated basis over a weighted average estimated useful life of eight years to ten years.  These assets are reviewed at least annually for events or circumstances that could impact their recoverability.  These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy.  To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

Mortgage and SBA Servicing Rights: Servicing assets are recognized as separate assets when rights are acquired through purchase or sale of loans.  Generally, purchased servicing rights are capitalized at the cost to acquire the rights.  For sales of mortgage and SBA loans, the fair value of the servicing right is estimated and capitalized.  Fair values are estimated based on an independent dealer analysis of discounted cash flows. Capitalized mortgage servicing rights are reported in other assets and are amortized into mortgage banking operations in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Capitalized SBA servicing rights are reported in other assets and are carried at fair value. Changes in the fair value of SBA servicing rights are recognized into miscellaneous non-interest income.

Mortgage servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost.  Impairment is determined by stratifying rights into tranches based on predominant risk characteristics for the underlying loans, such as interest rate, balance outstanding, loan type, age and remaining term, and investor type.  Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche.  If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.

Servicing fee income is recorded for fees earned for servicing loans. Servicing fee income is reflected in mortgage banking operations for mortgage servicing rights and in miscellaneous non-interest income for SBA servicing rights on the Consolidated Statements of Operations.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights is netted against loan servicing fee income.

Bank-Owned Life Insurance (BOLI):  The Bank has purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental income, salary continuation and deferred compensation retirement plans.  These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans.  It is the Bank’s intent to hold these policies as a long-term investment; however, there may be an income tax impact if the Bank chooses to surrender certain policies.  Although the lives of individual current or former management-level employees are insured, the Bank is the respective owner and sole or partial beneficiaries. BOLI is carried at the cash surrender value (CSV) of the underlying insurance contract. Changes in the CSV and any death benefits received in excess of the CSV are recognized as non-interest income.

Derivative Instruments:  Derivatives include “off-balance-sheet” financial products, the value of which is dependent on the value of underlying financial assets, such as stock, bonds, foreign currency, or a reference rate or index.  Such derivatives include “forwards,” “futures,” “options” or “swaps.”  Banner Bank uses an interest rate swap program which involves the receipt of fixed-rate amounts from a counterparty in exchange for variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Such derivatives are used to hedge the variable cash flows associated with existing variable-rate assets. These interest rate swaps qualify as cash flow hedging instruments so gains and losses are recorded in AOCI to the extent the hedge is effective. Gains and losses on the interest rate swaps are reclassified from AOCI to earnings in the period the hedged transaction affects earnings and are included in interest income. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. Banner Bank is a party to $400.0 million in notional amounts of these types of interest rate swaps at December 31, 2021.

In addition, Banner Bank uses an interest rate swap program for commercial loan clients that provides the client with a variable rate loan and enters into an interest rate swap allowing them to effectively fix their loan interest rates.  These client swaps are matched with third party swaps with qualified broker/dealer or banks to offset the risk.  At December 31, 2021, Banner Bank had $551.6 million in notional amounts of these client interest rate swaps outstanding, with an equal amount of offsetting third party swaps also in place.  The fair value adjustments for these swaps are reflected in other assets or other liabilities as appropriate.

Further, as a part of its mortgage banking activities, the Company issues “rate lock” commitments to one- to four-family loan borrowers and obtains offsetting “best efforts” delivery commitments from purchasers of loans. The Company uses forward contracts for the sale of mortgage-backed securities and mandatory delivery commitments for the sale of loans to hedge one- to four-family loan “rate lock” commitments and one- to four-family loans held for sale.  The commitments to originate mortgage loans held for sale and the related delivery contracts are considered derivatives.  The Company recognizes all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to current earnings.  None of these residential mortgage loan related derivatives are designated as hedging instruments for accounting purposes.  Rather, they are accounted for as free-standing derivatives, or economic hedges, and the Company reports changes in fair values of its derivatives in current period net income.  The fair values for these instruments, which generally change as a result of changes in the level of market interest rates, are estimated based on dealer quotes and secondary market sources.  Assumptions used include rate assumptions based on historical information, current mortgage interest rates, the stage of completion of the underlying application and underwriting process, the time remaining until the expiration of the derivative loan commitment, and the expected net future cash flows related to the associated servicing of the loan (see Note 21 for a more complete discussion of derivatives and hedging).

Transfers of Financial Assets:  Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee has the right to pledge or exchange the transferred assets beyond a trivial benefit, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Stock-Based Compensation:  The Company maintains a number of stock-based incentive plans, which are discussed in more detail in Note 13, Stock-Based Compensation Plans. Under these plans, the Company compensates employees and directors with time-based restricted stock and restricted stock unit grants. Some restricted stock awards include performance-based and market-based goals that impact the number of shares that ultimately vest based on the level of goal achievement. The Company measures the cost of employee or director services received in exchange for an award of equity instruments based on the fair value of the award, which is the intrinsic value on the grant date. This cost is recognized as expense in the Consolidated Statements of Operations ratably over the vesting period of the award. Any tax benefit or deficiency is recorded as income tax benefit or expense in the period the shares vest. Excess tax benefits are classified along with other income tax cash flows as an operating activity. The Company issues restricted stock and restricted stock unit awards which vest over a one or three year period during which time the employee or director accrues or receives dividends and may have full voting rights depending on the terms of the grant.

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

Comprehensive Income:  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  In addition, certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, unrealized gains and losses on interest rate swaps used in cash flow hedges and changes in fair value of junior subordinated debentures related to instrument specific credit risk, are reported as a separate component of the equity section of the Consolidated Statements of Financial Condition, and such items, along with net income, are components of comprehensive income which is reported in the Consolidated Statements of Comprehensive Income.

Business Segments:  The Company is managed by legal entity and not by lines of business.  The Bank is a community oriented commercial bank chartered in the State of Washington.  The Bank’s primary business is that of a traditional banking institution, gathering deposits and originating loans for portfolio in its respective primary market areas.  The Bank offers a wide variety of deposit products to its consumer and commercial clients.  Lending activities include the origination of real estate, commercial/agriculture business and consumer loans.  The Bank is also an active participant in the secondary market, originating residential loans for sale on both a servicing released and servicing retained basis.  In addition to interest income on loans and investment securities, the Bank receives other income from deposit service charges, loan servicing fees and from the sale of loans and investments.  The performance of the Bank is reviewed by the Company’s executive management and Board of Directors on a monthly basis.  All of the executive officers of the Company are members of Banner Bank’s management team.

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

The amendments in these ASUs are effective upon the issuance date of March 12, 2020 and applies to contract modifications made and new hedging relationships entered into through December 31, 2022. The Company has elected certain expedients related to individual hedge relationships. The Company will be able to use other expedients in this guidance to manage through the transition away from LIBOR, specifically as they relate to loans, leases and hedging relationships. The adoption of this accounting guidance did not have a material impact on the Company’s Consolidated Financial Statements.

Note 3:  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at December 31, 2021 and December 31, 2020 are summarized as follows (in thousands):

	December 31, 2021
	Amortized Cost	Fair Value
Trading:
Corporate bonds	$27,203	$26,981
	$27,203	$26,981

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$201,101	$852	$(621)	$—	$201,332
Municipal bonds	293,761	15,171	(320)	—	308,612
Corporate bonds	114,427	3,103	(183)	—	117,347
Mortgage-backed or related securities	2,837,480	17,749	(49,961)	—	2,805,268
Asset-backed securities	206,391	52	(9)	—	206,434
	$3,653,160	$36,927	$(51,094)	$—	$3,638,993

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$316	$3	$—	$319	$—
Municipal bonds	420,555	20,743	(1,393)	439,905	(203)
Corporate bonds	3,092	—	(3)	3,089	(230)
Mortgage-backed or related securities	97,392	1,171	(23)	98,540	—
	$521,355	$21,917	$(1,419)	$541,853	$(433)

	December 31, 2020
	Amortized Cost	Fair Value
Trading:
Corporate bonds	27,203	$24,980
	$27,203	$24,980

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$141,668	$1,002	$(935)	$—	$141,735
Municipal bonds	283,997	19,523	(2)	—	303,518
Corporate bonds	219,086	2,762	(79)	—	221,769
Mortgage-backed or related securities	1,602,033	45,179	(1,060)	—	1,646,152
Asset-backed securities	9,405	77	(63)	—	9,419
	$2,256,189	$68,543	$(2,139)	$—	$2,322,593

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$340	$7	$—	$347	$—
Municipal bonds	370,998	24,130	(94)	395,034	(59)
Corporate bonds	3,222	—	(12)	3,210	(35)
Mortgage-backed or related securities	47,247	2,843	—	50,090	—
	$421,807	$26,980	$(106)	$448,681	$(94)

Accrued interest receivable on held-to-maturity debt securities was $3.3 million and $3.0 million as of December 31, 2021 and December 31, 2020, respectively, and was $10.1 million and $6.9 million on available-for-sale debt securities as of December 31, 2021 and December 31, 2020, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Statements of Financial Condition and is excluded from the calculation of the allowance for credit losses.

At December 31, 2021, the gross unrealized losses and the fair value for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$—	$—	$71,306	$(621)	$71,306	$(621)
Municipal bonds	40,397	(221)	8,541	(99)	48,938	(320)
Corporate bonds	8,009	(121)	9,938	(62)	17,947	(183)
Mortgage-backed or related securities	1,307,411	(38,028)	721,454	(11,933)	2,028,865	(49,961)
Asset-backed securities	3,382	(9)	—	—	3,382	(9)
	$1,359,199	$(38,379)	$811,239	$(12,715)	$2,170,438	$(51,094)

At December 31, 2020, the gross unrealized losses and the fair value for securities available-for-sale and held-to-maturity aggregated by the length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

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

At December 31, 2021, there were 97 securities—available-for-sale with unrealized losses, compared to 54 at December 31, 2020.  Management does not believe that any individual unrealized loss as of December 31, 2021 or December 31, 2020 resulted from credit loss.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

There were no sales of securities—trading for the years ended December 31, 2021, 2020 or 2019. There were no securities—trading in a nonaccrual status at December 31, 2021 or December 31, 2020.  Net unrealized holding gains of $2.0 million were recognized in 2021 and net unrealized holding losses of $656,000 were recognized 2020.

The following table presents gross gains and losses on sales and partial calls of securities available-for-sale (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Available-for-Sale:
Gross Gains	$993	$899	$239
Gross Losses	(495)	(445)	(205)
Balance, end of the period	$498	$454	$34

There were no securities—available-for-sale in a nonaccrual status at December 31, 2021 and 2020.

During the year ended December 31, 2021, the Company sold one held-to-maturity security with a resulting net gain of $3,000 and had partial calls of securities that resulted in a net loss of $65,000. There were no sales of securities—held-to-maturity during the years ended December 31, 2020 or 2019, although there were partial calls of securities that resulted in a net gain of $216,000 for the year ended December 31, 2020 and a net loss of $1,000 for the year ended December 31, 2019. There were no securities—held-to-maturity in a nonaccrual status at December 31, 2021 and 2020.

During the year ended December 31, 2021, the Company sold a $4.8 million equity security with a resulting net gain of $46,000. There were two sales of equity securities totaling $1.06 billion for the year ended December 31, 2020 with a resulting net loss of $177,000 and no sales of equity securities during the year ended December 31, 2019. During the year ended December 31, 2020, the Company also sold Visa Class B stock with a net gain of $519,000. The stock was previously carried at a zero-cost basis due to transfer restrictions and uncertainty of litigation.

The amortized cost and estimated fair value of securities at December 31, 2021, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	December 31, 2021
	Trading		Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$—	$—	$14,077	$14,174	$12,026	$12,087
Maturing after one year through five years	—	—	165,039	170,104	93,652	95,299
Maturing after five years through ten years	—	—	849,194	846,399	22,562	23,776
Maturing after ten years	27,203	26,981	2,624,850	2,608,316	393,115	410,691
	$27,203	$26,981	$3,653,160	$3,638,993	$521,355	$541,853

The following table presents, as of December 31, 2021, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$209,304	$208,827	$221,319
Interest rate swap counterparties	24,268	23,723	24,285
Repurchase transaction accounts	292,700	300,441	292,700
Other	2,529	2,529	2,559
Total pledged securities	$528,801	$535,520	$540,863

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit rating. Credit ratings are reviewed and updated quarterly. The Company’s non-rated held-to-maturity debt securities are primarily United States government sponsored enterprise debentures carrying minimal to no credit risk. The remaining non-rated held-to-maturity debt securities balance is local municipal debt from within the Company’s geographic footprint and is monitored through quarterly or annual financial review. This municipal debt is predominately essential service or unlimited general obligation backed debt. The following tables summarize the amortized cost of held-to-maturity debt securities by credit rating at December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$406,363	$500	$—	$406,863
Not Rated	316	14,192	2,592	97,392	114,492
	$316	$420,555	$3,092	$97,392	$521,355

	December 31, 2020
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$349,123	$500	$—	$349,623
Not Rated	340	21,875	2,722	47,247	72,184
	$340	$370,998	$3,222	$47,247	$421,807

The following tables present the activity in the allowance for credit losses for held-to-maturity debt securities by major type for the year ended December 31, 2021 and December 31, 2020 (in thousands):

	For the Year Ended December 31, 2021
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses – securities
Beginning Balance	$—	$59	$35	$—	$94
Provision for credit losses	—	144	445	—	589
Securities charged-off	—	—	(250)	—	(250)
Ending Balance	$—	$203	$230	$—	$433

	For the Year Ended December 31, 2020
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses – securities
Beginning Balance	$—	$—	$—	$—	$—
Impact of adopting ASC 326	—	28	35	—	63
Provision for credit losses	—	31	—	—	31
Ending Balance	$—	$59	$35	$—	$94

Note 4:  LOANS RECEIVABLE AND THE ALLOWANCE FOR CREDIT LOSSES

The following table presents the loans receivable at December 31, 2021 and 2020 by class (dollars in thousands).

	December 31, 2021		December 31, 2020
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,131,828	12.4%	$1,076,467	10.9%
Investment properties	1,990,461	21.9	1,955,684	19.8
Small balance CRE	598,212	6.6	573,849	5.8
Multifamily real estate	564,100	6.2	428,223	4.4
Construction, land and land development:
Commercial construction	169,530	1.9	228,937	2.3
Multifamily construction	259,116	2.9	305,527	3.1
One- to four-family construction	568,753	6.3	507,810	5.1
Land and land development	313,454	3.5	248,915	2.5
Commercial business:
Commercial business (1)	1,172,076	12.9	2,178,461	22.1
Small business scored	792,310	8.7	743,451	7.5
Agricultural business, including secured by farmland(2)	285,753	3.1	299,949	3.0
One- to four-family residential	683,268	7.5	717,939	7.3
Consumer:
Consumer—home equity revolving lines of credit	458,533	5.0	491,812	5.0
Consumer—other	97,369	1.1	113,958	1.2
Total loans	9,084,763	100.0%	9,870,982	100.0%
Less allowance for credit losses - loans	(132,099)		(167,279)
Net loans	$8,952,664		$9,703,703

(1)    Includes $132.6 million and $1.04 billion of SBA PPP loans as of December 31, 2021 and December 31, 2020, respectively.
(2)    Includes $1.4 million of SBA PPP loans as of December 31, 2021 and none as of December 31, 2020.

Loan amounts are net of unearned loan fees in excess of unamortized costs of $8.6 million as of December 31, 2021 and $25.6 million as of December 31, 2020. Net loans include net discounts on acquired loans of $9.7 million and $16.1 million as of December 31, 2021 and 2020, respectively. Net loans does not include accrued interest receivable. Accrued interest receivable on loans was $29.2 million as of December 31, 2021 and $36.6 million as of December 31, 2020 and was reported in accrued interest receivable on the Consolidated Statements of Financial Condition.

The Company’s loans to directors, executive officers and related entities are on substantially the same terms and underwriting as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.  Such loans had balances of $700,000 and $1.5 million at December 31, 2021 and 2020, respectively.

Purchased credit-deteriorated and purchased non-credit-deteriorated loans. Loans acquired in business combinations are recorded at their fair value at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-deteriorated (PCD) or purchased non-credit-deteriorated. There were no PCD loans acquired during the years ended December 31, 2021 and 2020.

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

As of December 31, 2021 and 2020, the Company had TDRs of $5.5 million and $7.9 million, respectively. The Company had no commitments to advance additional funds related to TDRs as of both December 31, 2021 and 2020.

There were no new TDRs that occurred during the year ended December 31, 2021. The following tables present new TDRs that occurred during the years ended December 31, 2020 and 2019 (dollars in thousands):

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

There were no TDRs which incurred a payment default within the years ended December 31, 2021 and 2020 for which the payment default occurred within twelve months of the restructure date.  A default on a restructured loan results in a transfer to nonaccrual status, a charge-off or a combination of both.

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

The following tables present the Company’s portfolio of risk-rated loans by class and by grade as of December 31, 2021 and December 31, 2020 (in thousands). Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	December 31, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$280,746	$224,451	$140,679	$125,282	$80,955	$205,594	$11,782	$1,069,489
Special Mention	1,050	—	2,185	—	—	74	—	3,309
Substandard	13,597	—	13,770	—	1,056	30,607	—	59,030
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$295,393	$224,451	$156,634	$125,282	$82,011	$236,275	$11,782	$1,131,828

Commercial real estate - investment properties
Risk Rating
Pass	$397,100	$224,303	$265,385	$235,542	$225,718	$549,266	$18,471	$1,915,785
Special Mention	—	—	240	5,544	—	—	—	5,784
Substandard	29,933	—	4,369	—	5,490	29,100	—	68,892
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$427,033	$224,303	$269,994	$241,086	$231,208	$578,366	$18,471	$1,990,461

Multifamily real estate
Risk Rating
Pass	$190,709	$79,047	$58,243	$36,026	$89,942	$100,653	$3,030	$557,650
Special Mention	—	—	—	—	—	—	—	—
Substandard	4,908	—	—	—	—	1,542	—	6,450
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$195,617	$79,047	$58,243	$36,026	$89,942	$102,195	$3,030	$564,100

	December 31, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Commercial construction
Risk Rating
Pass	$103,352	$31,841	$8,791	$8,087	$—	$—	$—	$152,071
Special Mention	—	—	—	—	—	—	—	—
Substandard	11,782	85	688	4,806	—	98	—	17,459
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$115,134	$31,926	$9,479	$12,893	$—	$98	$—	$169,530

Multifamily construction
Risk Rating
Pass	$86,643	$118,114	$54,359	$—	$—	$—	$—	$259,116
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$86,643	$118,114	$54,359	$—	$—	$—	$—	$259,116

One- to four- family construction
Risk Rating
Pass	$526,153	$40,133	$331	$—	$—	$216	$1,920	$568,753
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$526,153	$40,133	$331	$—	$—	$216	$1,920	$568,753

	December 31, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Land and land development
Risk Rating
Pass	$181,381	$89,895	$17,154	$8,141	$4,050	$7,870	$1,682	$310,173
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,876	14	263	—	—	128	—	3,281
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$184,257	$89,909	$17,417	$8,141	$4,050	$7,998	$1,682	$313,454

Commercial business
Risk Rating
Pass	$273,096	$215,462	$176,136	$121,211	$45,434	$78,049	$246,351	$1,155,739
Special Mention	65	77	—	241	19	8	2,430	2,840
Substandard	1,941	1,560	2,292	3,853	875	679	2,297	13,497
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$275,102	$217,099	$178,428	$125,305	$46,328	$78,736	$251,078	$1,172,076

Agricultural business including secured by farmland
Risk Rating
Pass	$34,573	$25,338	$49,951	$27,401	$13,073	$32,608	$99,410	$282,354
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	474	2,231	493	129	72	—	3,399
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business including secured by farmland	$34,573	$25,812	$52,182	$27,894	$13,202	$32,680	$99,410	$285,753

	December 31, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$243,100	$156,838	$156,817	$122,484	$92,312	$212,792	$3,379	$987,722
Special Mention	—	4,560	—	2,251	—	1,869	149	8,829
Substandard	7,923	26,914	3,040	2,516	11,731	27,792	—	79,916
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$251,023	$188,312	$159,857	$127,251	$104,043	$242,453	$3,528	$1,076,467

Commercial real estate - investment properties
Risk Rating
Pass	$237,553	$262,543	$299,452	$218,018	$278,348	$502,914	$20,062	$1,818,890
Special Mention	—	2,712	—	—	2,730	1,856	—	7,298
Substandard	19,812	11,418	20,352	36,310	23,027	18,577	—	129,496
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$257,365	$276,673	$319,804	$254,328	$304,105	$523,347	$20,062	$1,955,684

Multifamily real estate
Risk Rating
Pass	$78,632	$69,825	$39,343	$93,442	$44,395	$96,863	$1,983	$424,483
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,312	1,428	—	—	—	—	—	3,740
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$80,944	$71,253	$39,343	$93,442	$44,395	$96,863	$1,983	$428,223

	December 31, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Commercial construction
Risk Rating
Pass	$83,506	$67,152	$41,299	$6,038	$2,158	$1,129	$—	$201,282
Special Mention	—	5,963	—	—	—	—	—	5,963
Substandard	12,913	3,808	4,873	—	98	—	—	21,692
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$96,419	$76,923	$46,172	$6,038	$2,256	$1,129	$—	$228,937

Multifamily construction
Risk Rating
Pass	$79,710	$151,141	$59,744	$14,932	$—	$—	$—	$305,527
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$79,710	$151,141	$59,744	$14,932	$—	$—	$—	$305,527

One- to four- family construction
Risk Rating
Pass	$461,294	$35,910	$—	$—	$—	$—	$7,581	$504,785
Special Mention	1,563	—	—	—	—	—	630	2,193
Substandard	501	331	—	—	—	—	—	832
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$463,358	$36,241	$—	$—	$—	$—	$8,211	$507,810

	December 31, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Land and land development
Risk Rating
Pass	$156,450	$37,397	$16,560	$6,801	$6,264	$4,840	$17,020	$245,332
Special Mention	—	—	—	—	—	—	—	—
Substandard	14	30	3,047	190	—	302	—	3,583
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$156,464	$37,427	$19,607	$6,991	$6,264	$5,142	$17,020	$248,915

Commercial business
Risk Rating
Pass	$1,243,276	$230,845	$203,051	$65,524	$38,757	$66,206	$264,741	$2,112,400
Special Mention	103	412	—	829	—	115	9,507	10,966
Substandard	6,624	14,413	18,569	5,224	1,320	453	8,492	55,095
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$1,250,003	$245,670	$221,620	$71,577	$40,077	$66,774	$282,740	$2,178,461

Agricultural business including secured by farmland
Risk Rating
Pass	$32,032	$62,058	$31,381	$22,635	$22,394	$24,950	$91,660	$287,110
Special Mention	—	—	—	810	—	537	—	1,347
Substandard	1,542	2,652	1,076	163	675	3,049	2,335	11,492
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business including secured by farmland	$33,574	$64,710	$32,457	$23,608	$23,069	$28,536	$93,995	$299,949

The following tables present the Company’s portfolio of non-risk-rated loans by class and delinquency status as of December 31, 2021 and December 31, 2020 (in thousands). Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	December 31, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Small balance CRE
Past Due Category
Current	$73,302	$80,992	$74,079	$82,151	$67,837	$219,117	$533	$598,011
30-59 Days Past Due	40	—	—	—	49	—	—	89
60-89 Days Past Due	—	—	—	—	—	—	—	—
90 Days + Past Due	—	—	—	—	—	112	—	112
Total Small balance CRE	$73,342	$80,992	$74,079	$82,151	$67,886	$219,229	$533	$598,212

Small business scored
Past Due Category
Current	$235,435	$126,959	$109,483	$84,460	$55,940	$69,504	$108,632	$790,413
30-59 Days Past Due	260	268	—	133	74	4	185	924
60-89 Days Past Due	—	—	133	11	9	248	64	465
90 Days + Past Due	—	69	—	62	306	7	64	508
Total Small business scored	$235,695	$127,296	$109,616	$84,666	$56,329	$69,763	$108,945	$792,310

One- to four- family residential
Past Due Category
Current	$229,473	$89,634	$56,843	$51,445	$54,007	$196,571	$1,425	$679,398
30-59 Days Past Due	—	596	—	404	635	683	—	2,318
60-89 Days Past Due	—	—	2	295	—	30	—	327
90 Days + Past Due	—	—	—	167	—	1,058	—	1,225
Total One- to four- family residential	$229,473	$90,230	$56,845	$52,311	$54,642	$198,342	$1,425	$683,268

	December 31, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$7,135	$1,210	$1,324	$1,772	$1,764	$2,920	$440,352	$456,477
30-59 Days Past Due	147	—	—	23	37	568	210	985
60-89 Days Past Due	49	—	—	—	45	83	91	268
90 Days + Past Due	—	—	109	191	156	188	159	803
Total Consumer—home equity revolving lines of credit	$7,331	$1,210	$1,433	$1,986	$2,002	$3,759	$440,812	$458,533

Consumer-other
Past Due Category
Current	$18,640	$12,803	$8,676	$8,242	$6,138	$17,055	$25,336	$96,890
30-59 Days Past Due	—	114	13	150	22	29	60	388
60-89 Days Past Due	6	—	2	—	—	8	59	75
90 Days + Past Due	—	—	10	6	—	—	—	16
Total Consumer-other	$18,646	$12,917	$8,701	$8,398	$6,160	$17,092	$25,455	$97,369

	December 31, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Small balance CRE
Past Due Category
Current	$56,544	$80,090	$84,749	$77,637	$68,791	$202,653	$2,550	$573,014
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	45	—	—	—	45
90 Days + Past Due	—	—	—	567	—	223	—	790
Total small balance CRE	$56,544	$80,090	$84,749	$78,249	$68,791	$202,876	$2,550	$573,849

Small business scored
Past Due Category
Current	$157,161	$145,037	$126,578	$89,734	$47,909	$63,347	$109,287	$739,053
30-59 Days Past Due	129	62	310	723	4	1	230	1,459
60-89 Days Past Due	98	147	3	140	—	352	151	891
90 Days + Past Due	73	228	800	484	169	248	46	2,048
Total small business scored	$157,461	$145,474	$127,691	$91,081	$48,082	$63,948	$109,714	$743,451

One- to four- family residential
Past Due Category
Current	$105,411	$90,425	$92,232	$101,491	$60,738	$254,850	$3,164	$708,311
30-59 Days Past Due	1,051	—	1,302	829	—	1,438	—	4,620
60-89 Days Past Due	—	—	19	—	—	936	—	955
90 Days + Past Due	—	114	1,185	456	169	2,129	—	4,053
Total One- to four- family residential	$106,462	$90,539	$94,738	$102,776	$60,907	$259,353	$3,164	$717,939

	December 31, 2020
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$10,522	$2,617	$2,553	$3,359	$1,372	$2,154	$466,490	$489,067
30-59 Days Past Due	—	—	—	—	—	50	409	459
60-89 Days Past Due	—	202	—	—	—	237	—	439
90 Days + Past Due	—	312	198	564	286	255	232	1,847
Total Consumer—home equity revolving lines of credit	$10,522	$3,131	$2,751	$3,923	$1,658	$2,696	$467,131	$491,812

Consumer-other
Past Due Category
Current	$21,811	$13,377	$13,936	$11,433	$8,575	$18,802	$25,460	$113,394
30-59 Days Past Due	48	35	15	22	46	26	44	236
60-89 Days Past Due	242	—	—	33	21	14	18	328
90 Days + Past Due	—	—	—	—	—	—	—	—
Total Consumer-other	$22,101	$13,412	$13,951	$11,488	$8,642	$18,842	$25,522	$113,958

The following tables provide the amortized cost basis of collateral-dependent loans as of December 31, 2021 and December 31, 2020 (in thousands). Our collateral dependent loans presented in the tables below have no significant concentrations by property type or location.

	December 31, 2021
	Real Estate	Accounts Receivable	Equipment	Total
Commercial real estate:
Owner-occupied	$3,806	$—	$—	$3,806
Investment properties	7,322	—	—	7,322
Small balance CRE	1,831	—	—	1,831
Commercial business	17	—	47	64
Agricultural business, including secured by farmland	427	—	594	1,021
Total	$13,403	$—	$641	$14,044

	December 31, 2020
	Real Estate	Accounts Receivable	Equipment	Total
Commercial real estate:
Owner-occupied	$7,506	$—	$—	$7,506
Investment properties	8,979	—	—	8,979
Small balance CRE	567	—	—	567
Land and land development	302	—	—	302
Commercial business
Commercial business	557	—	—	557
Small business scored	44	—	47	91
Agricultural business, including secured by farmland	427	—	984	1,411
One- to four-family residential	196	—	—	196
Total	$18,578	$—	$1,031	$19,609

The following tables provide additional detail on the age analysis of Banner’s past due loans as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$233	$—	$448	$681	$1,131,147	$1,131,828	$3,809	$4,340	$—
Investment properties	81	—	1,186	1,267	1,989,194	1,990,461	4,892	7,468	—
Small balance CRE	89	—	112	201	598,011	598,212	1,815	2,351	—
Multifamily real estate	—	—	—	—	564,100	564,100	—	—	—
Construction, land and land development:
Commercial construction	—	—	98	98	169,432	169,530	—	98	—
Multifamily construction	—	—	—	—	259,116	259,116	—	—	—
One- to four-family construction	162	—	—	162	568,591	568,753	—	—	—
Land and land development	51	—	14	65	313,389	313,454	—	381	—
Commercial business
Commercial business	5,157	1,007	588	6,752	1,165,324	1,172,076	228	1,144	2
Small business scored	924	465	508	1,897	790,413	792,310	—	1,012	—
Agricultural business, including secured by farmland	139	—	1,021	1,160	284,593	285,753	1,021	1,022	—
One- to four-family residential	2,318	327	1,225	3,870	679,398	683,268	—	2,711	436
Consumer:
Consumer—home equity revolving lines of credit	985	268	803	2,056	456,477	458,533	—	1,736	114
Consumer—other	388	75	16	479	96,890	97,369	—	18	3
Total	$10,527	$2,142	$6,019	$18,688	$9,066,075	$9,084,763	$11,765	$22,281	$555

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$182	$1,447	$1,629	$1,074,838	$1,076,467	$7,509	$8,429	$—
Investment properties	—	—	7,981	7,981	1,947,703	1,955,684	8,979	8,979	—
Small balance CRE	—	45	790	835	573,014	573,849	567	791	—
Multifamily real estate	—	—	—	—	428,223	428,223	—	—	—
Construction, land and land development:
Commercial construction	—	—	98	98	228,839	228,937	—	98	—
Multifamily construction	—	—	—	—	305,527	305,527	—	—	—
One- to four-family construction	356	—	331	687	507,123	507,810	—	331	—
Land and land development	—	—	317	317	248,598	248,915	302	507	—
Commercial business
Commercial business	3,247	31	2,088	5,366	2,173,095	2,178,461	555	1,988	889
Small business scored	1,459	891	2,048	4,398	739,053	743,451	91	3,419	136
Agricultural business, including secured by farmland	298	37	1,548	1,883	298,066	299,949	1,412	1,743	—
One-to four-family residential	4,620	955	4,053	9,628	708,311	717,939	171	3,556	1,899
Consumer:
Consumer—home equity revolving lines of credit	459	439	1,847	2,745	489,067	491,812	—	2,697	130
Consumer—other	236	328	—	564	113,394	113,958	—	22	—
Total	$10,675	$2,908	$22,548	$36,131	$9,834,851	$9,870,982	$19,586	$32,560	$3,054

(1)     The Company did not recognize any interest income on non-accrual loans during both the years ended December 31, 2021 and 2020.

The following tables provide the activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31, 2021
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$57,791	$3,893	$41,295	$35,007	$4,914	$9,913	$14,466	$—	$167,279
Provision/(recapture) for credit losses	(2,758)	3,209	(14,101)	(8,621)	(1,573)	(1,907)	(7,361)	—	(33,112)
Recoveries	1,729	—	100	1,797	30	199	760	—	4,615
Charge-offs	(3,767)	(59)	—	(1,762)	(181)	—	(914)	—	(6,683)
Ending balance	$52,995	$7,043	$27,294	$26,421	$3,190	$8,205	$6,951	$—	$132,099

Net loan charge-offs as a percent of average outstanding loans during the period	(0.02)%	—%	—%	—%	—%	—%	—%	n/a	(0.02)%

	For the Year Ended December 31, 2020
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$30,591	$4,754	$22,994	$23,370	$4,120	$4,136	$8,202	$2,392	$100,559
Impact of Adopting ASC 326	(2,864)	(2,204)	2,515	3,010	(351)	7,125	2,973	(2,392)	7,812
Provision/(recapture) for credit losses	31,643	1,409	15,781	12,615	(87)	(1,679)	4,603	—	64,285
Recoveries	275	—	105	3,265	1,823	467	328	—	6,263
Charge-offs	(1,854)	(66)	(100)	(7,253)	(591)	(136)	(1,640)	—	(11,640)
Ending balance	$57,791	$3,893	$41,295	$35,007	$4,914	$9,913	$14,466	$—	$167,279

Net loan (charge-offs) recoveries as a percent of average outstanding loans during the period	(0.02)%	—%	—%	(0.04)%	0.01%	—%	(0.01)%	n/a	(0.05)%

The following table provides additional information on the allowance for loan losses for the year ended December 31, 2019 (in thousands):

	For the Year Ended December 31, 2019
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$27,132	$3,818	$24,442	$19,438	$3,778	$4,714	$7,972	$5,191	$96,485
Provision/(recapture) for loan losses	4,121	936	(1,611)	7,478	1,206	(1,053)	1,722	(2,799)	10,000
Recoveries	476	—	208	625	47	561	548	—	2,465
Charge-offs	(1,138)	—	(45)	(4,171)	(911)	(86)	(2,040)	—	(8,391)
Ending balance	$30,591	$4,754	$22,994	$23,370	$4,120	$4,136	$8,202	$2,392	$100,559

Net loan (charge-offs) recoveries as a percent of average outstanding loans during the period	(0.01)%	—%	—%	(0.04)%	(0.01)%	0.01%	(0.02)%	n/a	(0.07)%

Note 5:  REAL ESTATE OWNED, HELD FOR SALE, NET

The following table presents the changes in REO, net of valuation allowance, for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Years Ended December 31
	2021	2020	2019
Balance, beginning of period	$816	$814	$2,611
Additions from loan foreclosures	512	1,588	109
Additions from acquisitions	—	—	650
Proceeds from dispositions of REO	(783)	(2,360)	(2,588)
Gain on sale of REO	307	819	32
Valuation adjustments in the period	—	(45)	—
Balance, end of period	$852	$816	$814

The Company had no foreclosed residential real estate properties held as REO at both December 31, 2021 and December 31, 2020. The recorded investment in one- to four-family residential loans in the process of foreclosure was $609,000 at both December 31, 2021 and December 31, 2020.

Note 6:  PROPERTY AND EQUIPMENT, NET

Land, buildings and equipment owned by the Company and its subsidiaries at December 31, 2021 and 2020 are summarized as follows (in thousands):

	December 31
	2021	2020
Land(1)	$29,387	$32,196
Buildings and leasehold improvements(1)	150,238	153,934
Furniture and equipment	121,637	126,115
	301,262	312,245
Less accumulated depreciation	(152,503)	(147,689)
Property and equipment, net	$148,759	$164,556

(1) The Company had $3.3 million and $8.4 million of properties held for sale that were included in land and buildings at December 31, 2021 and 2020, respectively.

The Company’s depreciation expense related to property and equipment was $17.3 million, $18.1 million, and $17.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 7:  DEPOSITS

Deposits consist of the following at December 31, 2021 and 2020 (in thousands):

	December 31
	2021	2020
Non-interest-bearing checking	$6,385,177	$5,492,924
Interest-bearing checking	1,947,414	1,569,435
Regular savings accounts	2,784,716	2,398,482
Money market accounts	2,370,995	2,191,135
Total interest-bearing transaction and savings accounts	7,103,125	6,159,052
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	657,615	718,256
Certificates of deposit greater than $250,000	181,016	197,064
Total certificates of deposit(1)	838,631	915,320
Total deposits	$14,326,933	$12,567,296
Included in total deposits:
Public fund transaction accounts	$353,874	$302,875
Public fund interest-bearing certificates	39,961	59,127
Total public deposits	$393,835	$362,002

(1) Certificates of deposit included no acquisition discounts at December 31, 2021 and $58,000 of acquisition discounts at December 31, 2020.

Deposits at December 31, 2021 and 2020 included deposits from the Company’s directors, executive officers and related entities totaling $13.1 million and $11.2 million, respectively. At December 31, 2021 and 2020, the Company had certificates of deposit of $184.5 million and $203.6 million, respectively, that were equal to or greater than $250,000.

Scheduled maturities and weighted average interest rates of certificates of deposits at December 31, 2021 are as follows (dollars in thousands):

	December 31, 2021
	Amount	Weighted Average Rate
Maturing in one year or less	$652,694	0.45%
Maturing after one year through two years	117,013	0.63
Maturing after two years through three years	47,057	0.79
Maturing after three years through four years	9,858	0.99
Maturing after four years through five years	10,552	0.38
Maturing after five years	1,457	0.85
Total certificates of deposit	$838,631	0.50%

Note 8:  ADVANCES FROM FEDERAL HOME LOAN BANK OF DES MOINES

Utilizing a blanket pledge, qualifying loans receivable at December 31, 2021 and 2020, were pledged as security for FHLB borrowings and there were no securities pledged as collateral as of December 31, 2021 or 2020.  At December 31, 2021 and 2020, FHLB advances were scheduled to mature as follows (in thousands):

	At or for the Years Ended December 31
	2021		2020
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Maturing in one year or less	$50,000	2.72%	$100,000	2.51%
Maturing after one year through three years	—	—	50,000	2.72
Maturing after three years through five years	—	—	—	—
Maturing after five years	—	—	—	—
Total FHLB advances	$50,000	2.72%	$150,000	2.58%

The maximum amount outstanding from the FHLB advances at any month end for the years ended December 31, 2021 and 2020 was $150.0 million and $380.0 million, respectively. The average FHLB advances balance outstanding for the years ended December 31, 2021 and 2020 was $97.9 million and $215.1 million, respectively. The average contractual interest rate on the FHLB advances for the years ended December 31, 2021 and 2020 was 2.65% and 2.34%, respectively. As of December 31, 2021, Banner Bank has established a borrowing line with the FHLB to borrow up to 45% of its total assets, contingent on having sufficient qualifying collateral and ownership of FHLB stock.  At December 31, 2021, under these credit facilities based on pledged collateral, Banner Bank had $2.38 billion of available credit capacity.

Note 9:  OTHER BORROWINGS

Other borrowings consist of retail and wholesale repurchase agreements, other term borrowings and Federal Reserve Bank borrowings.

Repurchase Agreements:  At December 31, 2021, retail repurchase agreements carry interest rates ranging from 0.05% to 0.25%. These repurchase agreements are secured by the pledge of certain mortgage-backed and agency securities with a carrying value of $292.7 million.  Banner Bank has the right to pledge or sell these securities, but it must replace them with substantially the same securities. Banner Bank had no borrowings under wholesale repurchase agreements at December 31, 2021 or December 31, 2020.

Federal Reserve Bank of San Francisco and Other Borrowings:  Banner Bank periodically borrows funds on an overnight basis from the Federal Reserve Bank through the Borrower-In-Custody program.  Such borrowings are secured by a pledge of eligible loans.  At December 31, 2021, based upon available unencumbered collateral, Banner Bank was eligible to borrow $782.3 million from the Federal Reserve Bank, although, at that date, as well as at December 31, 2020, Banner Bank had no funds borrowed under this or other borrowing arrangements.

At December 31, 2021, Banner Bank had uncommitted federal funds lines of credit agreements with other financial institutions totaling $125.0 million. No balances were outstanding under these agreements as of December 31, 2021 and 2020. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage.

A summary of all other borrowings at December 31, 2021 and 2020 by the period remaining to maturity is as follows (dollars in thousands):

	At or for the Years Ended December 31
	2021		2020
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Repurchase agreements:
Maturing in one year or less	$264,490	0.13%	$184,785	0.22%
Maturing after one year through two years	—	—	—	—
Maturing after two years	—	—	—	—
Total year-end outstanding	$264,490	0.13%	$184,785	0.22%
Average outstanding	$240,817	0.19%	$158,478	0.30%
Maximum outstanding at any month-end	$258,779	n/a	$189,937	n/a

NOTE 10:  SUBORDINATED DEBT AND MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

At December 31, 2021, the Company had nine wholly-owned subsidiary grantor trusts (the Trusts), which had issued $135.5 million of TPS to third parties, as well as $4.2 million of common capital securities, carried among other assets, which were issued to the Company.  TPS and common capital securities accrue and pay distributions periodically at specified annual rates as provided in the indentures.  The Trusts used the proceeds from the offerings to purchase a like amount of junior subordinated debentures (the Debentures) of the Company.  The Debentures are the sole assets of the Trusts.  The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts.  The TPS are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.  For the year ended December 31, 2021, the Company redeemed $8.0 million in trust preferred securities and $248,000 in related common capital securities resulting in a loss of $2.3 million. There were no redemptions for the year ended December 31, 2020. Subsequent to December 31, 2021, the Company fully redeemed the debentures issued by four of the Trusts, totaling $50.5 million. All of the TPS issued by the Trusts qualified as Tier 1 capital as of December 31, 2021.  At December 31, 2021, the Trusts comprised $135.5 million, or 8.1% of the Company’s total risk-based capital.

The following table is a summary of trust preferred securities at December 31, 2021 (dollars in thousands):

Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Capital Securities	Aggregate Principal Amount of Junior Subordinated Debentures	Stated Maturity (1)	Current Interest Rate	Reset Period	Interest Rate Spread
Banner Capital Trust II(3)	$15,000	$464	$15,464	2033	3.47%	Quarterly	Three-month LIBOR + 3.35%
Banner Capital Trust III(3)	15,000	465	15,465	2033	3.02	Quarterly	Three-month LIBOR + 2.90%
Banner Capital Trust IV(3)	15,000	465	15,465	2034	2.97	Quarterly	Three-month LIBOR + 2.85%
Banner Capital Trust V	25,000	774	25,774	2035	1.73	Quarterly	Three-month LIBOR + 1.57%
Banner Capital Trust VI	25,000	774	25,774	2037	1.79	Quarterly	Three-month LIBOR + 1.62%
Banner Capital Trust VII	25,000	774	25,774	2037	1.51	Quarterly	Three-month LIBOR + 1.38%
Greater Sacramento Bancorp Statutory Trust I(3)	4,000	124	4,124	2033	3.47	Quarterly	Three-month LIBOR + 3.35%
Greater Sacramento Bancorp Statutory Trust II	4,000	124	4,124	2035	1.88	Quarterly	Three-month LIBOR + 1.68%
Mission Oaks Statutory Trust I	7,500	232	7,732	2036	1.85	Quarterly	Three-month LIBOR + 1.65%
Total TPS liability at par	$135,500	$4,196	139,696		2.24%
Fair value adjustment(2)			(19,881)
Total TPS liability at fair value(2)			$119,815

(1) All of the Company’s trust preferred securities are eligible for redemption.
(2) The Company has elected to use fair value accounting on its TPS.
(3) Fully redeemed subsequent to December 31, 2021.

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
The Notes are unsecured obligations and are subordinated in right of payment to all existing and future indebtedness, deposits and other liabilities of the Company’s current and future subsidiaries, including the Bank’s deposits as well as the Company’s subsidiaries’ liabilities to general creditors and liabilities arising during the ordinary course of business. The Notes may be included in Tier 2 capital for the Company under current regulatory guidelines and interpretations.

Note 11:  INCOME TAXES

The following table presents the components of the provision for income taxes included in the Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Years Ended December 31
	2021	2020	2019
Current
Federal	$20,461	$30,325	$25,278
State	4,359	6,964	2,494
Total Current	24,820	37,289	27,772

Deferred
Federal	18,278	(8,134)	7,738
State	2,448	(2,630)	1,344
Total Deferred	20,726	(10,764)	9,082

Provision for income taxes	$45,546	$26,525	$36,854

The following table presents the reconciliation of the federal statutory rate to the actual effective rate for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31
	2021	2020	2019
Federal income tax statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate due to:
Tax-exempt interest	(3.0)	(4.4)	(2.2)
Investment in life insurance	(0.4)	(0.9)	(0.5)
State income taxes, net of federal tax offset	2.2	2.5	2.0
Tax credits	(1.5)	(2.6)	(1.2)
Merger and acquisition costs	—	—	0.1
State audits and amended returns	—	—	(0.5)
Low income housing partnerships, net of amortization	1.1	1.6	0.7
Other	(0.9)	1.4	0.7
Effective income tax rate	18.5%	18.6%	20.1%

The following table reflects the effect of temporary differences that gave rise to the components of the net deferred tax asset as of December 31, 2021 and 2020 (in thousands):

	December 31
	2021	2020
Deferred tax assets:
Loan loss and REO	$34,753	$43,158
Deferred compensation	21,193	18,309
Net operating loss carryforward	20,159	26,126
Federal and state tax credits	7,631	7,517
State net operating losses	5,179	5,400
Loan discount	1,830	3,365
Lease liability	14,136	14,088
Other	5,091	9,177
Total deferred tax assets	109,972	127,140
Deferred tax liabilities:
Depreciation	(7,119)	(7,537)
Deferred loan fees, servicing rights and loan origination costs	(12,696)	(11,646)
Intangibles	(4,977)	(6,278)
Right of use asset	(13,071)	(13,144)
Unrealized loss (gain) on securities - available-for-sale	91	(21,662)
Financial instruments accounted for under fair value accounting	(878)	(947)
Total deferred tax liabilities	(38,650)	(61,214)
Deferred income tax asset	71,322	65,926
Valuation allowance	(184)	(184)
Deferred tax asset, net	$71,138	$65,742

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recognized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment.

At December 31, 2021, the Company has federal net operating loss carryforwards of approximately $96.0 million. The Company also has $72.5 million of state net operating loss carryforwards, against which the Company has established a $184,000 valuation reserve. The federal and state net operating losses will expire, if unused, by the end of 2034.  The Company has federal general business credit carryforwards at December 31, 2021 of $3.3 million, which will expire, if unused, by the end of 2031. The Company also has federal alternative minimum tax credit carryforwards of $4.2 million, which are available to reduce future federal regular income taxes, if any, over an indefinite period. At December 31, 2020, the Company had federal and state net operating loss carryforwards of approximately $124.4 million and $76.3 million, respectively, and federal general business credits carryforwards of $3.3 million. At that same date, the Company also had federal alternative minimum tax credit carryforwards of approximately $4.2 million.

As a consequence of the Company’s 2015 acquisition of Starbuck Bancshares, Inc., the Company experienced a change in control within the meaning of Section 382 of the Code. In addition, the underlying Section 382 limitations at Starbuck Bancshares, Inc.’s level continue to apply to the Company. Section 382 limits the ability of a corporate taxpayer to use net operating loss carryforwards, general business credits, and recognized built-in-losses, on an annual basis, incurred prior to the change in control against income earned after the change in control. As a result of the Section 382 limitations, the Company is limited to utilizing $21.5 million on an annual basis (after the application of the Section 382 limitations carried over from Starbuck Bancshares, Inc.) of federal net operating loss carryforwards, general business credits, and recognized built-in losses. The applicable state Section 382 limitations range from $525,000 to $21.5 million. In 2017, the Company established a $184,000 valuation reserve against the portion of its various state net operating loss carryforwards and tax credits that it believed it is more likely than not that it would not realize the benefit because the application of the Section 382 limitations at the state level is based on future apportionment rates. For non-Section 382 limited alternative minimum tax credits, the credits expired in 2019 due to the passage of the CARES Act in 2020.

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

As a consequence of the Company’s 2019 acquisition of AltaPacific and AltaPacific Bank, the Company did not experience a change in control within the meaning of Section 382 of the Code. However, the underlying Section 382 limitations at AltaPacific and AltaPacific Bank’s continue to apply to the Company. As a result of the Section 382 limitations, the Company is limited to utilizing $110,000 of the federal net operating loss carryovers and general business credits acquired from AltaPacific and AltaPacific Bank based on underlying limits carried over. Based on its analysis, the Company believes it is more likely than not that the Section 382 limitations will not impact its ability to utilize all of the related available net operating loss carryforwards and general business credits.

Retained earnings at December 31, 2021 and 2020 included approximately $5.4 million in tax basis bad debt reserves for which no income tax liability has been recorded.  In the future, if this tax bad debt reserve is used for purposes other than to absorb bad debts or the Company no longer qualifies as a bank or is completely liquidated, the Company will incur a federal tax liability at the then-prevailing corporate tax rate, established as $1.1 million at December 31, 2021.

A reconciliation of the beginning and ending amount of total unrecognized state tax benefits for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	Years Ended December 31
	2021	2020
Balance, beginning of year	$450	$275
Changes related to prior year tax positions	365	—
Changes related to current year tax positions	185	175
Balance, end of year	$1,000	$450

None of the unrecognized tax benefits, if recognized, would materially affect the effective tax rate. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense. The amount of interest and penalties accrued for the years ended December 31, 2021, 2020 and 2019 is immaterial. The Company files consolidated income tax returns in Oregon, California, Utah, Montana and Idaho and for federal purposes. The Company is no longer subject to tax examination for tax years before 2018.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Tax credit investments	$56,589	$33,528
Unfunded commitments—tax credit investments	31,174	18,306

The following table presents other information related to the Company’s tax credit investments for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the years ended December 31,
	2021	2020	2019
Tax credits and other tax benefits recognized	$4,390	$3,842	$1,916
Tax credit amortization expense included in provision for income taxes	3,816	2,992	1,633

Note 12:  EMPLOYEE BENEFIT PLANS

Employee Retirement Plans: Substantially all of the Company’s and the Bank’s employees are eligible to participate in its 401(k)/Profit Sharing Plan, a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code. At the discretion of the Company’s Board of Directors, the Company may elect to make matching and/or profit sharing contributions for the employees’ benefit. For the years ended December 31, 2021, 2020 and 2019, $6.5 million, $6.7 million and $6.2 million, respectively, was expensed for 401(k) contributions. During 2021, the Board of Directors elected to make a 4% of eligible compensation matching contribution.

Supplemental Retirement and Salary Continuation Plans:  Through the Bank, the Company is obligated under various non-qualified deferred compensation plans to help supplement the retirement income of certain executives, including certain retired executives, selected by resolution of the Bank’s Boards of Directors or in certain cases by the former directors of acquired banks.  These plans are unfunded, include both defined benefit and defined contribution plans, and provide for payments after the executive’s retirement.  In the event of a participant employee’s death prior to or during retirement, the Company is obligated to pay to the designated beneficiary the benefits set forth under the plan.  For the years ended December 31, 2021, 2020 and 2019, expense recorded for supplemental retirement and salary continuation plan benefits totaled $3.3 million, $2.1 million, and $3.4 million, respectively.  At December 31, 2021 and 2020, liabilities recorded for the various supplemental retirement and salary continuation plan benefits totaled $39.4 million and $40.1 million, respectively, and are recorded in a deferred compensation liability account.

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

In order to fund the plans’ future obligations, the Company has purchased life insurance policies or other investments, including Banner Corporation common stock, which in certain instances are held in irrevocable trusts commonly referred to as “Rabbi Trusts.”  As the Company is the owner of the investments and the beneficiary of the insurance policies, and in order to reflect the Company’s policy to pay benefits equal to the accumulations, the assets and liabilities are reflected in the Consolidated Statements of Financial Condition.  Banner Corporation common stock held for such plans is reported as a contra-equity account and was recorded at an original cost of $7.4 million at December 31, 2021 and $7.6 million at December 31, 2020.  At December 31, 2021 and 2020, liabilities recorded in connection with deferred compensation plan benefits totaled $15.0 million ($7.4 million in contra-equity) and $11.4 million ($7.6 million in contra-equity), respectively, and are recorded in deferred compensation or equity as appropriate.

The Bank has purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental retirement, salary continuation and deferred compensation retirement plans, as well as additional policies not related to any specific plan. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans.  It is the Bank’s intent to hold these policies as a long-term investment.  However, there will be an income tax impact if the Bank chooses to surrender certain policies.  Although the lives of individual current or former management-level employees are insured, the Bank is the owner and sole or partial beneficiary.  At December 31, 2021 and 2020, the cash surrender value of these policies was $244.2 million and $191.8 million, respectively.  The Bank is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy.  In order to mitigate this risk, the Bank uses a variety of insurance companies and regularly monitor their financial condition.

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

2014 Omnibus Incentive Plan

The 2014 Plan was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company has reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of December 31, 2021, 302,254 restricted stock shares and 414,716 restricted stock units have been granted under the 2014 Plan of which 2,239 restricted stock shares and 96,589 restricted stock units are unvested.

2018 Omnibus Incentive Plan

The 2018 Plan was approved by shareholders on April 24, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of common stock for issuance under the 2018 Plan in connection with the exercise of awards. As of December 31, 2021, 467,604 restricted stock units have been granted under the 2018 Plan of which 377,394 restricted stock units are unvested.

The expense associated with all restricted stock and unit grants was $9.3 million, $9.2 million and $7.1 million respectively, for the years ended December 31, 2021, 2020 and 2019.  Unrecognized compensation expense for these awards as of December 31, 2021 was $10.9 million and will be amortized over the next 35 months.

A summary of the Company’s Restricted Stock/Unit award activity during the years ended December 31, 2021, 2020 and 2019 follows:

	Shares/Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2019	318,097	$52.43
Granted (224,210 non-voting)	227,262	53.50
Vested	(120,675)	50.23
Forfeited	(41,812)	46.25
Unvested at December 31, 2019	382,872	54.39
Granted (380,004 non-voting)	384,807	33.49
Vested	(146,919)	55.18
Forfeited	(42,624)	47.90
Unvested at December 31, 2020	578,136	40.76
Granted (181,309 non-voting)	183,548	55.52
Vested	(232,267)	45.37
Forfeited	(53,195)	45.95
Unvested at December 31, 2021	476,222	43.62

Note 14:  REGULATORY CAPITAL REQUIREMENTS

Banner Corporation is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (BHCA), and the regulations of the Federal Reserve.  Banner Bank, as a state-chartered federally insured commercial bank, is subject to the capital requirements established by the FDIC.  The Federal Reserve requires Banner to maintain capital adequacy that generally parallels the FDIC requirements. On February 5, 2021, Islanders Bank, a subsidiary of Banner Corporation and a Washington-chartered commercial bank, was merged into Banner Bank. Banner Bank and Islanders Bank (the Banks), as a state-chartered federally insured commercial banks, were both subject to the capital requirements established by the FDIC at December 31, 2020.

The following table shows the regulatory capital ratios of the Company and the Bank and the minimum regulatory requirements (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021:
The Company—consolidated:
Total capital to risk-weighted assets	$1,663,943	14.71%	$904,633	8.00%	$1,130,791	10.00%
Tier 1 capital to risk-weighted assets	1,440,694	12.74	678,474	6.00	678,474	6.00
Tier 1 capital to average leverage assets	1,440,694	8.76	658,091	4.00	n/a	n/a
Tier 1 common equity to risk-weighted assets	1,305,194	11.54	508,856	4.50	n/a	n/a
Banner Bank:
Total capital to risk- weighted assets	1,552,204	13.73	904,159	8.00	1,130,199	10.00
Tier 1 capital to risk- weighted assets	1,428,955	12.64	678,119	6.00	904,159	8.00
Tier 1 capital to average leverage assets	1,428,955	8.69	657,882	4.00	822,353	5.00
Tier 1 common equity to risk-weighted assets	1,428,955	12.64	508,589	4.50	734,629	6.50
December 31, 2020:
The Company—consolidated:
Total capital to risk-weighted assets	$1,608,387	14.73%	$873,472	8.00%	$1,091,840	10.00%
Tier 1 capital to risk-weighted assets	1,371,736	12.56	655,104	6.00	655,104	6.00
Tier 1 capital to average leverage assets	1,371,736	9.50	577,331	4.00	n/a	n/a
Tier 1 common equity to risk-weighted assets	1,228,236	11.25	491,328	4.50	n/a	n/a
Banner Bank:
Total capital to risk- weighted assets	1,438,012	13.39	859,260	8.00	1,074,075	10.00
Tier 1 capital to risk- weighted assets	1,303,590	12.14	644,445	6.00	859,260	8.00
Tier 1 capital to average leverage assets	1,303,590	9.22	565,620	4.00	707,025	5.00
Tier 1 common equity to risk-weighted assets	1,303,590	12.14	483,334	4.50	698,149	6.50
Islanders Bank:
Total capital to risk- weighted assets	29,333	15.65	14,997	8.00	18,747	10.00
Tier 1 capital to risk- weighted assets	26,983	14.39	11,248	6.00	14,997	8.00
Tier 1 capital to average leverage assets	26,983	7.87	13,720	4.00	17,150	5.00
Tier 1 common equity to risk-weighted assets	26,983	14.39	8,436	4.50	12,185	6.50

At December 31, 2021, Banner Corporation and the Bank each exceeded the requirements to be “well capitalized” and the fully phased-in capital conservation buffer requirement. There have been no conditions or events since December 31, 2021 that have materially adversely changed the Tier 1 or Tier 2 capital of the Company or the Bank.  However, events beyond the control of the Bank, such as weak or depressed economic conditions in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its respective capital requirements.  The Company may not declare or pay cash dividends on, or repurchase, any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

Banner Corporation and the Bank are subject to minimum required ratios for common equity Tier 1 (“CET1”) capital, Tier 1 capital, total capital and the leverage ratio and a required capital conservation buffer over the required capital ratios.

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

In addition to the minimum CET1, Tier 1, leverage ratio and total capital ratios, Banner and each of the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.

Note 15:  GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets: At December 31, 2021, intangible assets are comprised of goodwill and CDI acquired in business combinations. Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed at least annually for impairment. Banner has identified one reporting unit for purposes of evaluating goodwill for impairment. At December 31, 2021, the Company completed an assessment of qualitative factors and concluded that no further analysis was required as it is more likely than not that the fair value of Banner Bank, the reporting unit, exceeds the carrying value.

CDI represents the value of transaction-related deposits and the value of the client relationships associated with the deposits. At December 31, 2018 intangible assets also included favorable leasehold intangibles (LHI). LHI represented the value ascribed to leases assumed in an acquisition in which the lease terms are favorable compared to a market lease at the date of acquisition. LHI was reclassified to the right of use lease asset in connection with the adoption of Lease Topic 842 on January 1, 2019. The Company amortizes CDI assets over their estimated useful lives and reviews them at least annually for events or circumstances that could impair their value.  The CDI assets shown in the table below represent the value ascribed to the long-term deposit relationships acquired in various bank acquisitions. These intangible assets are being amortized using an accelerated method over estimated useful lives of eight years to ten years.  The CDI assets are not estimated to have a significant residual value.

The following table summarizes the changes in the Company’s goodwill, CDI and LHI for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Goodwill	CDI	LHI	Total
Balance, January 1, 2019	$339,154	$32,699	$225	$372,078
Additions through acquisition(1)	33,967	4,610	—	38,577
Amortization	—	(8,151)	—	(8,151)
Adjustments(2)	—	—	(225)	(225)
Balance, December 31, 2019	373,121	29,158	—	402,279
Amortization	—	(7,732)	—	(7,732)
Balance, December 31, 2020	373,121	21,426	—	394,547
Amortization	—	(6,571)	—	(6,571)
Balance, December 31, 2021	$373,121	$14,855	$—	$387,976

(1)    The additions to Goodwill and CDI in 2019 relate to the acquisition of AltaPacific.
(2)     The adjustment to LHI represents a reclassification to the right-of-use lease asset in connection with the implementation of Lease Topic 842.

Estimated amortization expense in future years with respect to CDI as of December 31, 2021 (in thousands):

Year ended:	Estimated Amortization
2022	$5,317
2023	3,814
2024	2,659
2025	1,575
2026	904
Thereafter	586
Net carrying amount	$14,855

Mortgage and SBA servicing rights are reported in other assets.  SBA servicing rights are initially recorded and carried at fair value. Mortgage servicing rights are initially recognized at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  In 2021, 2020 and 2019, the Company did not record any impairment charges or recoveries against mortgage servicing rights. Unpaid principal balance of loans for which mortgage and SBA servicing rights have been recognized totaled $2.77 billion and $2.64 billion at December 31, 2021 and 2020, respectively.  Custodial accounts maintained in connection with this servicing totaled $3.2 million and $3.8 million at December 31, 2021 and 2020, respectively.

An analysis of the mortgage and SBA servicing rights for the years ended December 31, 2021, 2020 and 2019 is presented below (in thousands):

	Years Ended December 31
	2021	2020	2019
Balance, beginning of the year	$15,223	$14,148	$14,638
Amounts capitalized	7,260	8,572	4,392
Additions through purchase	159	175	168
Amortization (1)	(6,580)	(7,672)	(5,050)
Fair Value adjustments	1,144	—	—
Balance, end of the year (2)	$17,206	$15,223	$14,148

(1)    Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income. Any unamortized balance is fully written off if the loan repays in full.
(2)    There was no valuation allowance on mortgage servicing rights as of both December 31, 2021 and 2020.

Note 16:  FAIR VALUE

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2021 and 2020, whether or not recognized or recorded in the Consolidated Statements of Financial Condition (in thousands):

		December 31, 2021		December 31, 2020
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$2,134,300	$2,134,300	$1,234,183	$1,234,183
Securities—trading	3	26,981	26,981	24,980	24,980
Securities—available-for-sale	2	3,638,993	3,638,993	2,322,593	2,322,593
Securities—held-to-maturity	2	464,008	484,483	410,038	436,882
Securities—held-to-maturity	3	57,347	57,370	11,769	11,799
Securities purchased under agreements to resell	2	300,000	300,000	—	—
Loans held for sale	2	96,487	96,914	243,795	245,667
Loans receivable	3	9,084,763	9,100,516	9,870,982	9,810,293
FHLB stock	3	12,000	12,000	16,358	16,358
Bank-owned life insurance	1	244,156	244,156	191,830	191,830
Mortgage servicing rights	3	16,045	24,393	15,223	18,084
SBA servicing rights	3	1,161	1,161	—	—
Investments in limited partnerships	3	10,257	10,257	2,819	2,819
Derivatives:
Interest rate swaps	2	20,826	20,826	39,066	39,066
Interest rate lock and forward sales commitments	2,3	1,555	1,555	5,641	5,641
Liabilities:
Demand, interest checking and money market accounts	2	10,703,586	10,703,586	9,253,494	9,253,494
Regular savings	2	2,784,716	2,784,716	2,398,482	2,398,482
Certificates of deposit	2	838,631	836,877	915,320	919,920
FHLB advances	2	50,000	50,287	150,000	152,779
Other borrowings	2	264,490	264,490	184,785	184,785
Subordinated notes, net	2	98,564	105,241	98,201	98,201
Junior subordinated debentures	3	119,815	119,815	116,974	116,974
Derivatives:
Interest rate swaps	2	11,336	11,336	22,336	22,336
Interest rate swaps used in cash flow hedges	2	279	279	—	—
Interest rate lock and forward sales commitments	2	140	140	1,755	1,755

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (TPS securities)	$—	$—	$26,981	$26,981

Securities—available-for-sale
U.S. Government and agency	—	201,332	—	201,332
Municipal bonds	—	308,612	—	308,612
Corporate bonds	—	117,347	—	117,347
Mortgage-backed or related securities	—	2,805,268	—	2,805,268
Asset-backed securities	—	206,434	—	206,434
	—	3,638,993	—	3,638,993

Loans held for sale(1)	—	39,775	—	39,775
SBA servicing rights	—	—	1,161	1,161
Investment in limited partnerships	—	—	10,257	10,257

Derivatives
Interest rate swaps	—	20,826	—	20,826
Interest rate lock and forward sales commitments	—	88	1,467	1,555
	$—	$3,699,682	$39,866	$3,739,548
Liabilities
Junior subordinated debentures	$—	$—	$119,815	$119,815
Derivatives
Interest rate swaps	—	11,336	—	11,336
Interest rate swaps used in cash flow hedges	—	279	—	279
Interest rate lock and forward sales commitments	—	140	—	140
	$—	$11,755	$119,815	$131,570

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (TPS securities)	$—	$—	$24,980	$24,980

Securities—available-for-sale
U.S. Government and agency	—	141,735	—	141,735
Municipal bonds	—	303,518	—	303,518
Corporate bonds	—	221,769	—	221,769
Mortgage-backed or related securities	—	1,646,152	—	1,646,152
Asset-backed securities	—	9,419	—	9,419
	—	2,322,593	—	2,322,593

Loans held for sale(1)	—	133,554	—	133,554
Investment in limited partnerships	—	—	2,819	2,819

Derivatives
Interest rate swaps	—	39,066	—	39,066
Interest rate lock and forward sales commitments	—	420	5,221	5,641
	$—	$2,495,633	$33,020	$2,528,653
Liabilities
Junior subordinated debentures	$—	$—	$116,974	$116,974
Derivatives
Interest rate swaps	—	22,336	—	22,336
Interest rate lock and forward sales commitments	—	1,755	—	1,755
	$—	$24,091	$116,974	$141,065

(1)    The unpaid principal balance of loans held for sale carried at fair value was $38.6 million and $128.1 million at December 31, 2021 and 2020.

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

SBA Servicing Rights: Fair values are estimated based on an independent dealer analysis by discounting estimated net future cash flows from servicing. The evaluation utilizes assumptions market participants would use in determining fair value including prepayment speeds, delinquency and foreclosure rates, the discount rate, servicing costs, and the timing of cash flows.  The SBA servicing portfolio is stratified by loan type and fair value estimates are adjusted up or down based on the serviced loan interest rates versus current rates on new loan originations since the most recent independent analysis.

Investments in Limited Partnerships: Fair values are estimated using the practical expedient method based on our ownership interest in partners’ capital to which a proportionate share of net assets is attributed, for each limited partnership.

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2021 and 2020.  The factors used in the fair value estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, quantitative and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at December 31, 2021 and 2020:

			December 31
			2021	2020
Financial Instruments	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Weighted Average Rate
Corporate bonds (TPS securities)	Discounted cash flows	Discount rate	3.71%	4.24%
Junior subordinated debentures	Discounted cash flows	Discount rate	3.71%	4.24%
Loans individually evaluated	Collateral valuations	Discount to appraised value	8.5% to 20%	0.0% to 20.0%
REO	Appraisals	Discount to appraised value	60.9%	51.86%
Interest rate lock commitments	Pricing model	Pull-through rate	86.64%	86.35%
Investments in limited partnerships	Net Asset Value	Infrequent transactions	n/a	n/a
SBA servicing rights	Discounted cash flows	Constant prepayment rate	12%	n/a

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

Junior subordinated debentures: Similar to the TPS securities discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner’s credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of December 31, 2021, or the passage of time, will result in negative fair value adjustments. At December 31, 2021, the discount rate utilized was based on a credit spread of 350 basis points and three month LIBOR of 21 basis points.

Interest rate lock commitments: The fair value of the interest rate lock commitments is based on secondary market sources adjusted for an estimated pull-through rate. The pull-through rate is based on historical loan closing rates for similar interest rate lock commitments. An increase or decrease in the pull-through rate would have a corresponding, positive or negative fair value adjustment.

SBA servicing asset: The constant prepayment rate (CPR) is set based on industry data. An increase in the CPR would result in a negative fair value adjustment, where a decrease in CPR would result in a positive fair value adjustment.

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2021 and 2020 (in thousands):

	Level 3 Fair Value Inputs
	TPS Securities	Borrowings— Junior Subordinated Debentures	Interest Rate Lock and Forward sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Balance, January 1, 2020	$25,636	$119,304	$791	$467	$—
Total gains or losses recognized
Assets (losses) gains	(656)	—	4,430	—	—
Liabilities losses	—	(2,330)	—	—	—
Purchases, issuances and settlements	—	—	—	2,352	—
Balance, December 31, 2020	24,980	116,974	5,221	2,819	—
Total gains or losses recognized
Assets gains (losses)	2,001	—	(3,754)	2,615	1,161
Liabilities losses	—	11,089	—	—	—
Redemptions	—	(8,248)	—	—	—
Purchases, issuances and settlements	—	—	—	4,823	—
Balance, December 31, 2021	$26,981	$119,815	$1,467	$10,257	$1,161

Interest income and dividends from the TPS securities are recorded as a component of interest income. Interest expense related to the junior subordinated debentures is measured based on contractual interest rates and reported in interest expense.  The change in fair value of the junior subordinated debentures, which represents changes in instrument specific credit risk, is recorded in other comprehensive income. The change in fair value of the investment in limited partnerships and the SBA servicing asset are recorded as a component of non-interest income.

Items Measured at Fair Value on a Non-recurring Basis

The following tables present financial assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$2,989	$2,989
REO	$—	$—	$852	$852

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$3,482	$3,482
REO	—	—	816	816

The following table presents the losses resulting from non-recurring fair value adjustments for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the years ended December 31,
	2021	2020	2019
Loans individually evaluated	$(303)	$(3,482)	$(425)
REO	—	(45)	—
Total loss from nonrecurring measurements	$(303)	$(3,527)	$(425)

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

Note 17:  BANNER CORPORATION (PARENT COMPANY ONLY)

Summary financial information is as follows (in thousands):

Statements of Financial Condition	December 31
	2021	2020
ASSETS
Cash	$106,329	$131,594
Investment in trust equities	4,196	4,444
Investment in subsidiaries	1,801,764	1,751,141
Other assets	5,877	2,852
Total assets	$1,918,166	$1,890,031
LIABILITIES AND SHAREHOLDERS’ EQUITY
Miscellaneous liabilities	$5,723	$2,170
Deferred tax liability, net	3,737	6,422
Subordinated notes, net	98,564	98,201
Junior subordinated debentures at fair value	119,815	116,974
Shareholders’ equity	1,690,327	1,666,264
Total liabilities and shareholders’ equity	$1,918,166	$1,890,031

Statements of Operations	Years Ended December 31
	2021	2020	2019
INTEREST INCOME:
Interest-bearing deposits	$97	$112	$98
OTHER INCOME (EXPENSE):
Dividend income from subsidiaries	99,788	87,748	119,333
Equity in undistributed income of subsidiaries	112,814	36,401	35,134
Other income	146	62	33
Interest on other borrowings	(8,780)	(7,204)	(6,574)
Other expenses	(7,391)	(3,530)	(4,045)
Net income before taxes	196,674	113,589	143,979
BENEFIT FROM INCOME TAXES	(4,374)	(2,339)	(2,299)
NET INCOME	$201,048	$115,928	$146,278

Statements of Cash Flows	Years Ended December 31
	2021	2020	2019
OPERATING ACTIVITIES:
Net income	$201,048	$115,928	$146,278
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(112,814)	(36,401)	(35,134)
Decrease in deferred taxes	(571)	1,438	6,969
Net change in valuation of financial instruments carried at fair value	55	—	—
Share-based compensation	9,258	9,168	7,142
Loss on extinguishment of debt	2,284	—	—
Net change in other assets	(2,970)	16,756	2,594
Net change in other liabilities	4,050	(235)	(120)
Net cash provided from operating activities	100,340	106,654	127,729
INVESTING ACTIVITIES:
Other investing activities	(228)	(38)	(32)
Acquisitions	—	—	442
Net cash (used by) provided from investing activities	(228)	(38)	410
FINANCING ACTIVITIES:
Net proceeds from issuance of subordinated notes	—	98,027	—
Repayment of junior subordinated debentures	(8,248)	—	—
Proceeds from redemption of trust securities related to junior subordinated debentures	248	—	—
Taxes paid related to net share settlement for equity awards	(3,228)	(1,453)	(1,915)
Repurchase of common stock	(56,528)	(31,775)	(53,922)
Cash dividends paid	(57,621)	(94,078)	(56,074)
Net cash used by financing activities	(125,377)	(29,279)	(111,911)
NET CHANGE IN CASH	(25,265)	77,337	16,228
CASH, BEGINNING OF PERIOD	131,594	54,257	38,029
CASH, END OF PERIOD	$106,329	$131,594	$54,257

Note 18: STOCK REPURCHASES

On March 27, 2019 the Company announced that its Board of Directors had authorized the repurchase up to 5% of the Company’s common stock, or 1,757,637 of the Company’s outstanding shares. Under the authorization, shares could be repurchased by the Company in open market purchases. During the year ended December 31, 2019, the Company repurchased 1,000,000 common shares at an average price of $53.90 per share. All repurchases of shares in 2019 occurred subsequent to March 27, 2019 and are accounted for under the 2019 authorization leaving 757,637 shares available for future repurchase. In addition to the shares repurchased under the authorization, there were 33,777 shares surrendered during 2019 by employees to satisfy tax withholding obligations upon vesting of restricted stock grants. There were 624,780 shares repurchased in the first quarter of 2020 under the 2019 authorization at an average price of $50.84 per share. This authorization expired in March 2020.

On December 21, 2020, the Company announced that its Board of Directors had authorized the repurchase up to 1,757,781 of the Company’s common stock (which was equivalent to 5% of the Company’s common stock). Under the authorization, shares may be repurchased by the Company in open market purchases. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the year ending December 31, 2020 no shares were repurchased under the 2020 authorization. In addition to the shares repurchased under the 2019 authorization, there were 41,507 shares surrendered during 2020 by employees to satisfy tax withholding obligations upon vesting of restricted stock. There were 1,050,000 shares repurchased during the year ending December 31, 2021 under the 2020 authorization at an average price of $53.84 per share. This authorization expired in December 2021.

On December 22, 2021, the Company announced that its Board of Directors had authorized the repurchase of up to 1,712,510 of the Company’s common stock (which was equivalent to 5% of the Company’s common stock). Under the authorization, shares may be repurchased by the Company in open market purchases. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the year ended December 31, 2021 no shares were repurchased under the 2021 authorization. Additionally, there were 59,730 shares surrendered during 2021 by employees to satisfy tax withholding obligations upon vesting of restricted stock and settlement of restricted stock units.

Note 19:  CALCULATION OF EARNINGS PER COMMON SHARE

The following tables show the calculation of earnings per common share (in thousands, except per share data):

	Years Ended December 31
	2021	2020	2019
Net income	$201,048	$115,928	$146,278
Weighted average number of common shares outstanding
Basic	34,610,056	35,264,252	34,868,434
Diluted	34,919,188	35,528,848	34,967,684
Earnings per common share
Basic	$5.81	$3.29	$4.20
Diluted	$5.76	$3.26	$4.18

At December 31, 2021, 2020 and 2019 there were 476,222, 578,136, and 367,230, respectively, of issued but unvested restricted stock shares and units that were included in the computation of diluted earnings per share.

Note 20:  COMMITMENTS AND CONTINGENCIES

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	December 31, 2021	December 31, 2020
Commitments to extend credit	$3,527,143	$3,207,072
Standby letters of credit and financial guarantees	21,830	18,415
Commitments to originate loans	106,609	101,426
Risk participation agreement	40,064	40,949

Derivatives also included in Note 21:
Commitments to originate loans held for sale	106,590	169,653
Commitments to sell loans secured by one- to four-family residential properties	27,006	79,414
Commitments to sell securities related to mortgage banking activities	127,580	204,000

In addition to the commitments disclosed in the table above, the Company is committed to funding its unfunded tax credit investments (see Note 11, Income Taxes). The Company has also entered into agreements to invest in several limited partnerships. As of December 31, 2021 and December 31, 2020, the funded balances and remaining outstanding commitments of these investments were as follows (in thousands):

	December 31, 2021		December 31, 2020
	Funded Balance	Unfunded Balance	Funded Balance	Unfunded Balance
Limited partnerships investments	$7,642	$9,858	$2,819	$7,181

Commitments to extend credit are agreements to lend to a client, as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements.  Each client’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the client.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company’s allowance for credit losses - unfunded loan commitments was $12.4 million and $13.3 million, at December 31, 2021 and 2020, respectively.

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to clients during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the client. Banner Bank then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans would require a lock extension. The cost of a lock extension at times was borne by the client and at times by the Banner Bank. These lock extension costs have not had a material impact to our operations. For mandatory delivery commitments the Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during 2021 or 2020. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to clients and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract. Changes in the value of rate lock commitments are recorded as assets and liabilities as explained in Note 1: “Derivative Instruments.”

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Bank holds a security interest.  Based upon the information known to management at this time, the Company and the Bank are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at December 31, 2021.

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

NOTE 21: DERIVATIVES AND HEDGING

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

Derivatives Designated in Hedge Relationships

Interest Rate Swaps with Dealer Counterparties: The Company’s fixed-rate loans result in exposure to losses in value or net interest income as interest rates change. The risk management objective for hedging fixed-rate loans is to effectively convert the fixed-rate received to a floating rate. The Company has hedged exposure to changes in the fair value of certain fixed-rate loans through the use of interest rate swaps. For a qualifying fair value hedge, changes in the value of the derivatives are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged.

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

Interest Rate Swaps used in Cash Flow Hedges:

The Company’s floating rate loans result in exposure to losses in value or net interest income as interest rates change. The risk management objectives in using interest rate derivatives are to reduce volatility in net interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the fourth quarter of 2021, the Company entered into interest rate swaps designated as cash flow hedges to hedge the variable cash flows associated with existing floating rate loans. These hedge contracts involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making floating-rate payments over the life of the agreements without exchange of the underlying notional amount.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on the Corporation’s variable-rate assets. During the next twelve months, the Corporation estimates that an additional $1.8 million will be reclassified as an increase to interest income.

As of December 31, 2021 and December 31, 2020, the notional values or contractual amounts and fair values of the Company’s derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2021		December 31, 2020		December 31, 2021		December 31, 2020
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest Rate Swaps with Dealer Counterparties	$—	$—	$338	$9	$—	$—	$338	$9
Interest Rate Swaps used in Cash Flow Hedges	$—	$—	$—	$—	$400,000	$279	$—	$—
Total	$—	$—	$338	$9	$400,000	$279	$338	$9

(1)    Included in Loans Receivable on the Consolidated Statements of Financial Condition.
(2)    Included in Other Liabilities on the Consolidated Statements of Financial Condition.

The following table presents the effect of cash flow hedge accounting on AOCI for the year ended December 31, 2021 (in thousands):

	For The Year Ended December 31, 2021
	Amount of Gain or (Loss) Recognized in AOCI on Derivative	Amount of Gain or (Loss) Recognized in AOCI Included Component	Amount of Gain or (Loss) Recognized in AOCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest rate swaps	$(920)	$(920)	$—	Interest Income	$340	$340	$—

Derivatives Not Designated in Hedge Relationships

Interest Rate Swaps: Banner Bank uses an interest rate swap program for commercial loan clients, that provides the client with a variable-rate loan and enters into an interest rate swap in which the client receives a variable-rate payment in exchange for a fixed-rate payment. The Bank offsets its risk exposure by entering into an offsetting interest rate swap with a dealer counterparty for the same notional amount and length of term as the client interest rate swap providing the dealer counterparty with a fixed-rate payment in exchange for a variable-rate payment. These swaps do not qualify as designated hedges; therefore, each swap is accounted for as a freestanding derivative.

Mortgage Banking: The Company sells originated one- to four-family loans into the secondary mortgage loan markets. During the period of loan origination and prior to the sale of the loans in the secondary market, the Company has exposure to movements in interest rates associated with written interest rate lock commitments with potential borrowers to originate one- to four-family loans that are intended to be sold and for closed one- to four-family loans held for sale for which fair value accounting has been elected, that are awaiting sale and delivery into the secondary market. The Company economically hedges the risk of changing interest rates associated with these mortgage loan commitments by entering into forward sales contracts to sell one- to four-family loans or mortgage-backed securities to broker/dealers at specific prices and dates.

As of December 31, 2021 and December 31, 2020, the notional values or contractual amounts and fair values of the Company’s derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2021		December 31, 2020		December 31, 2021		December 31, 2020
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$551,606	$20,826	$451,760	$39,057	$551,606	$11,336	$451,760	$22,327
Mortgage loan commitments	87,986	1,467	140,390	5,221	26,329	66	72,511	199
Forward sales contracts	56,086	88	79,414	420	98,500	74	204,000	1,556
	$695,678	$22,381	$671,564	$44,698	$676,435	$11,476	$728,271	$24,082

(1)    Included in Other assets on the Consolidated Statements of Financial Condition, with the exception of certain interest swaps and mortgage loan commitments (with a fair value of $20,000 at December 31, 2021 and $231,000 at December 31, 2020), which are included in Loans Receivable.
(2)    Included in Other Liabilities on the Consolidated Statements of Financial Condition.

Gains (losses) recognized in income on non-designated hedging instruments for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

		For the Years Ended December 31
	Location on Income Statement	2021	2020	2019
Mortgage loan commitments	Mortgage banking operations	$(3,754)	$4,430	$518
Forward sales contracts	Mortgage banking operations	1,243	(1,334)	(693)
		$(2,511)	$3,096	$(175)

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at December 31, 2021 or December 31, 2020, it could have been required to settle its obligations under the agreements at the termination value. As of December 31, 2021 and 2020, the termination value of derivatives in a net liability position related to these agreements was $24.9 million and $48.6 million, respectively. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $45.8 million and $47.1 million as of December 31, 2021 and 2020, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable. In addition, some of interest rate swap derivatives between Banner Bank and the dealer counterparties are cleared through central clearing houses. These clearing houses characterize the variation margin payments as settlements of the derivative’s market exposure and not as collateral. The variation margin is treated as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative liability. As of December 31, 2021 and December 31, 2020, the variation margin adjustment was a negative adjustment of $10.7 million and $16.9 million, respectively.

The following presents additional information related to the Company’s derivative contracts, by type of financial instrument, as of December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021
				Gross Amounts of Financial Instruments Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Derivative Amount	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$20,826	$—	$20,826	$—	$—	$20,826
	$20,826	$—	$20,826	$—	$—	$20,826

Derivative liabilities
Interest rate swaps	$11,615	$—	$11,615	$—	$(9,669)	$1,946
	$11,615	$—	$11,615	$—	$(9,669)	$1,946

	December 31, 2020
				Gross Amounts of Financial Instruments Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Derivative Amount	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$39,066	$—	$39,066	$—	$—	$39,066
	$39,066	$—	$39,066	$—	$—	$39,066

Derivative liabilities
Interest rate swaps	$22,336	$—	$22,336	$—	$(22,220)	$116
	$22,336	$—	$22,336	$—	$(22,220)	$116

NOTE 22: REVENUE FROM CONTRACTS WITH CLIENTS

Disaggregation of Revenue:

Deposit fees and other service charges for the years ended December 31, 2021, 2020 and 2019 are summarized as follows (in thousands):

	Years Ended December 31
	2021	2020	2019
Deposit service charges	19,162	16,428	19,236
Debit and credit interchange fees	23,271	20,052	27,752
Debit and credit card expense	(10,636)	(9,098)	(8,527)
Merchant services income	14,973	12,554	13,111
Merchant services expenses	(12,084)	(10,042)	(10,512)
Other service charges	4,809	4,490	5,572
Total deposit fees and other service charges	39,495	34,384	46,632

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

Debit and credit card interchange income and expenses

Debit and credit card interchange income represent fees earned when a credit or debit card issued by the Bank is used to purchase goods or services at a merchant. The merchant’s bank pays the Bank a default interchange rate set by MasterCard on a transaction by transaction basis. The merchant acquiring bank can stop accepting the Bank’s cards at any time and the Bank can stop further use of cards issued by them at any time. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the Bank cardholders’ card. Direct expenses associated with the credit and debit card are recorded as a net reduction against the interchange income.

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

NOTE 23: LEASES

The Company leases 98 buildings and offices under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Lease Position

The table below presents the lease right-of-use assets and lease liabilities recorded on the balance sheet at December 31, 2021 and December 31, 2020 (dollars in thousands):

	Classification on the Balance Sheet	December 31, 2021	December 31, 2020
Assets
Operating right-of-use lease assets	Other assets	$55,257	$55,367

Liabilities
Operating lease liabilities	Accrued expenses and other liabilities	$59,756	$59,343

Weighted-average remaining lease term
Operating leases	5.5 years	5.8 years

Weighted-average discount rate
Operating leases	2.8%	3.3%

Lease Costs

The table below presents certain information related to the lease costs for operating leases for the year ended December 31, 2021 and December 31, 2020 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease cost (1)	$17,541	$17,337	$15,388
Short-term lease cost (1)	100	97	327
Variable lease cost (1)	2,584	2,778	2,396
Less sublease income (1)	(904)	(946)	(925)
Total lease cost	$19,321	$19,266	$17,186

(1)    Lease expenses and sublease income are classified within occupancy and equipment expense on the Consolidated Statements of Operations.

Supplemental Cash Flow Information

Operating cash flows paid for operating lease amounts included in the measurement of lease liabilities were $18.0 million for the year ended December 31, 2021 and $17.1 million for the year ended December 31, 2020. The Company recorded $16.7 million of right-of-use lease assets in exchange for operating lease liabilities for the year ended December 31, 2021 and $9.2 million for the year ended December 31, 2020

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years beginning with 2022 and the total of the remaining years to the operating lease liabilities recorded on the Consolidated Statements of Financial Position (in thousands):

Operating Leases
2022	$14,393
2023	12,952
2024	11,361
2025	9,086
2026	7,260
Thereafter	9,569
Total minimum lease payments	64,621
Less: amount of lease payments representing interest	(4,865)
Lease obligations	$59,756

As of December 31, 2021, the Company had $353,000 undiscounted lease payments under an operating lease that had not yet commenced. The Company had no undiscounted lease payments under an operating lease that had not yet commenced at December 31, 2020.

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

10{g}
Amended and Restated Executive Severance and Change in Control Plan and Summary Plan Description (Amended and Restated effective as of October 1, 2021) [incorporated by reference to exhibit 10{j} included in the Form 10-Q dated September 30, 2021 (File No. 000-26584)]

10{h}
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

10{j}	2018 Omnibus Incentive Plan [incorporated by reference as Appendix D to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 23, 2018 (File No. 000-26584)]

10{k}
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

14	Code of Ethics [Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.bannerbank.com in the section titled Corporate Overview: Governance Document

21	Subsidiaries of the Registrant.

23.1	Consent of Registered Independent Public Accounting Firm – Moss Adams LLP.

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included in Exhibit 101)