Form 10-Q
period 2022-03-31
BANNER CORP
filed 2022-05-09
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).				Yes	☐	No	[x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:				As of April 30, 2022
Common Stock, $.01 par value per share				34,375,525 shares

BANNER CORPORATION AND SUBSIDIARIES

Special Note Regarding Forward-Looking Statements

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, liquidity, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied by our forward looking statements, including, but not limited to: potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, generally, resulting from the ongoing novel coronavirus of 2019 (COVID-19) and any governmental or societal responses thereto; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses and provisions for credit losses; the ability to manage loan delinquency rates; competitive pressures among financial services companies; changes in consumer spending or borrowing and spending habits; interest rate movements generally and the relative differences between short and long-term interest rates, loan and deposit interest rates, net interest margin and funding sources; uncertainty regarding the future of the London Interbank Offered Rate (LIBOR), and the transition away from LIBOR toward new interest rate benchmarks; the impact of repricing and competitors’ pricing initiatives on loan and deposit products; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values; the ability to adapt successfully to technological changes to meet clients’ needs and developments in the marketplace; the ability to access cost-effective funding; the ability to control operating costs and expenses; including the costs associated with our “Banner Forward” initiative; the use of estimates in determining fair value of certain assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect employees, and potential associated charges; disruptions, security breaches or other adverse events, failures or interruptions in, or attacks on, information technology systems or on the third-party vendors who perform critical processing functions; changes in financial markets; changes in economic conditions in general and in Washington, Idaho, Oregon and California in particular, including the risk of inflation; secondary market conditions for loans and the ability to sell loans in the secondary market; the costs, effects and outcomes of litigation; legislation or regulatory changes or reforms, including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, results of safety and soundness and compliance examinations by the Board of Governors of the Federal Reserve System (the Federal Reserve), the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks, (the Washington DFI) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require restitution or institute an informal or formal enforcement action which could require an increase in reserves for loan losses, write-downs of assets or changes in regulatory capital position, or affect the ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions, any of which could adversely affect liquidity and earnings; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations; changes in accounting principles, policies or guidelines, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory and technological factors affecting operations, pricing, products and services; future acquisitions by Banner of other depository institutions or lines of business; and future goodwill impairment due to changes in Banner’s business, changes in market conditions, and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (SEC), including this report on Form 10-Q.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us. Further, many of these risks and uncertainties are currently amplified by and may continue to be amplified by or may, in the future, be amplified by, the COVID-19 pandemic.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.  All references to “Banner” refer to Banner Corporation and those to “the Bank” refer to its wholly-owned subsidiary, Banner Bank.

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
March 31, 2022 and December 31, 2021

ASSETS	March 31, 2022	December 31, 2021
Cash and due from banks	$414,780	$358,461
Interest bearing deposits	1,573,608	1,775,839
Total cash and cash equivalents	1,988,388	2,134,300
Securities—trading	27,354	26,981
Securities—available-for-sale, amortized cost $3,315,213 and $3,653,160, respectively	3,147,547	3,638,993
Securities—held-to-maturity, net of allowance for credit losses of $420 and $433, respectively, fair value $968,540 and $541,853, respectively	1,015,522	520,922
Total securities	4,190,423	4,186,896
Federal Home Loan Bank (FHLB) stock	10,000	12,000
Securities purchased under agreements to resell	300,000	300,000
Loans held for sale (includes $61,759 and $39,775, at fair value, respectively)	64,218	96,487
Loans receivable	9,146,629	9,084,763
Allowance for credit losses – loans	(125,471)	(132,099)
Net loans receivable	9,021,158	8,952,664
Accrued interest receivable	41,827	42,916
Real estate owned (REO), held for sale, net	429	852
Property and equipment, net	142,594	148,759
Goodwill	373,121	373,121
Other intangibles, net	13,431	14,855
Bank-owned life insurance (BOLI)	294,556	244,156
Deferred tax assets, net	118,997	71,138
Operating lease right-of-use assets	52,792	55,257
Other assets	164,237	171,471
Total assets	$16,776,171	$16,804,872
LIABILITIES
Deposits:
Non-interest-bearing	$6,494,852	$6,385,177
Interest-bearing transaction and savings accounts	7,228,558	7,103,125
Interest-bearing certificates	800,364	838,631
Total deposits	14,523,774	14,326,933
Advances from FHLB	—	50,000
Other borrowings	266,778	264,490
Subordinated notes, net	98,658	98,564
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	70,510	119,815
Operating lease liabilities	57,343	59,756
Accrued expenses and other liabilities	148,689	148,303
Deferred compensation	46,639	46,684
Total liabilities	15,212,391	15,114,545
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 34,372,784 shares issued and outstanding at March 31, 2022; 34,252,632 shares issued and outstanding at December 31, 2021	1,298,212	1,299,381
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2022; no shares issued and outstanding at December 31, 2021	—	—
Retained earnings	419,659	390,762
Carrying value of shares held in trust for stock-based compensation plans	(7,338)	(7,435)
Liability for common stock issued to stock related compensation plans	7,338	7,435
Accumulated other comprehensive (loss) income	(154,091)	184
Total shareholders’ equity	1,563,780	1,690,327
Total liabilities and shareholders’ equity	$16,776,171	$16,804,872
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except shares and per share amounts)
For the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021
INTEREST INCOME:
Loans receivable	$100,350	$108,924
Mortgage-backed securities	14,109	9,371
Securities and cash equivalents	8,432	6,226
Total interest income	122,891	124,521
INTEREST EXPENSE:
Deposits	2,086	3,609
FHLB advances	291	934
Other borrowings	84	109
Subordinated debt	1,776	2,208
Total interest expense	4,237	6,860
Net interest income	118,654	117,661
RECAPTURE OF PROVISION FOR CREDIT LOSSES	(6,961)	(9,251)
Net interest income after recapture of provision for credit losses	125,615	126,912
NON-INTEREST INCOME:
Deposit fees and other service charges	11,189	8,939
Mortgage banking operations	4,440	11,347
Bank-owned life insurance (BOLI)	1,631	1,307
Miscellaneous	1,683	2,135
	18,943	23,728
Net gain on sale of securities	435	485
Net change in valuation of financial instruments carried at fair value	49	59
Total non-interest income	19,427	24,272
NON-INTEREST EXPENSE:
Salary and employee benefits	59,486	64,819
Less capitalized loan origination costs	(6,230)	(9,696)
Occupancy and equipment	13,220	12,989
Information/computer data services	6,651	6,203
Payment and card processing expenses	4,896	4,326
Professional and legal expenses	2,180	3,328
Advertising and marketing	461	1,263
Deposit insurance	1,524	1,533
State/municipal business and use taxes	1,162	1,065
REO operations, net	(79)	(242)
Amortization of core deposit intangibles	1,424	1,711
Loss on extinguishment of debt	793	—
Miscellaneous	5,707	5,509
	91,195	92,808
COVID-19 expenses	—	148
Merger and acquisition - related expenses	—	571
Total non-interest expense	91,195	93,527
Income before provision for income taxes	53,847	57,657
PROVISION FOR INCOME TAXES	9,884	10,802
NET INCOME	$43,963	$46,855
Earnings per common share:
Basic	$1.28	$1.34
Diluted	$1.27	$1.33
Cumulative dividends declared per common share	$0.44	$0.41
Weighted average number of common shares outstanding:
Basic	34,300,742	34,973,383
Diluted	34,598,436	35,303,483
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021
NET INCOME	$43,963	$46,855
OTHER COMPREHENSIVE LOSS, NET OF INCOME TAXES:
Unrealized holding loss on securities—available-for-sale arising during the period	(153,064)	(73,107)
Income tax benefit related to securities—available-for-sale unrealized holding losses	36,736	17,546
Reclassification for net gain on securities—available-for-sale realized in earnings	(435)	(439)
Income tax expense related to securities—available-for-sale realized gains	104	105
Unrealized loss on securities transferred from available-for-sale to held-to-maturity	(34,272)	—
Income tax benefit related to securities transferred from available-for-sale to held-to-maturity	8,226	—
Net unrealized loss on interest rate swaps used in cash flow hedges	(14,775)	—
Income tax benefit related interest rate swaps used in cash flow hedges	3,546	—
Changes in fair value of junior subordinated debentures related to instrument specific credit risk	(1,213)	(274)
Income tax benefit related to junior subordinated debentures	291	66
Reclassification of fair value of junior subordinated debentures redeemed	765	—
Income tax expense related to junior subordinated debentures redeemed	(184)	—
Other comprehensive loss	(154,275)	(56,103)
COMPREHENSIVE LOSS	$(110,312)	$(9,248)

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands, except shares)
For the Three Months Ended March 31, 2022 and the Year Ended December 31, 2021

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2021	35,159,200	$1,349,879	$247,316	$69,069	$1,666,264

Net income			46,855		46,855
Other comprehensive loss, net of income tax				(56,103)	(56,103)
Accrual of dividends on common stock ($0.41/share)			(14,589)		(14,589)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	76,143	1,714			1,714
Repurchase of common stock	(500,000)	(25,324)			(25,324)

Balance, March 31, 2021	34,735,343	$1,326,269	$279,582	$12,966	$1,618,817

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity
	Shares	Amount
Balance, April 1, 2021	34,735,343	$1,326,269	$279,582	$12,966	$1,618,817

Net income			54,382		54,382
Other comprehensive income, net of income tax				25,285	25,285
Accrual of dividends on common stock ($0.41/share)			(14,459)		(14,459)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	65,545	(259)			(259)
Repurchase of common stock	(250,000)	(14,555)			(14,555)

Balance, June 30, 2021	34,550,888	$1,311,455	$319,505	$38,251	$1,669,211

Continued on next page

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
	Shares	Amounts
Balance, July 1, 2021	34,550,888	$1,311,455	$319,505	$38,251	$1,669,211

Net income			49,884		49,884
Other comprehensive loss, net of income tax				(23,312)	(23,312)
Accrual of dividends on common stock ($0.41/share)			(14,354)		(14,354)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	1,103	2,339			2,339
Repurchase of common stock	(300,000)	(16,649)			(16,649)

Balance, September 30, 2021	34,251,991	$1,297,145	$355,035	$14,939	$1,667,119

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
	Shares	Amounts
Balance, October 1, 2021	34,251,991	$1,297,145	$355,035	$14,939	$1,667,119

Net income			49,927		49,927
Other comprehensive loss, net of income tax				(14,755)	(14,755)
Accrual of dividends on common stock ($0.41/share)			(14,200)		(14,200)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	641	2,236			2,236

Balance, December 31, 2021	34,252,632	$1,299,381	$390,762	$184	$1,690,327

Continued on next page

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2022	34,252,632	$1,299,381	$390,762	$184	$1,690,327

Net income			43,963		43,963
Other comprehensive loss, net of income tax				(154,275)	(154,275)
Accrual of dividends on common stock ($0.44/share)			(15,066)		(15,066)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	120,152	(1,169)			(1,169)

Balance, March 31, 2022	34,372,784	$1,298,212	$419,659	$(154,091)	$1,563,780

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net income	$43,963	$46,855
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	4,169	4,411
Deferred income/expense, net of amortization	(1,838)	(7,048)
Capitalized loan servicing rights, net of amortization	(739)	(155)
Amortization of core deposit intangibles	1,424	1,711
Gain on sale of securities, net	(435)	(485)
Net change in valuation of financial instruments carried at fair value	(49)	(59)
Increase in deferred taxes	860	281
Increase in current taxes payable	7,595	9,506
Stock-based compensation	2,081	2,152
Net change in cash surrender value of BOLI	(1,519)	(1,002)
Gain on sale of loans, excluding capitalized servicing rights	(1,909)	(9,487)
Loss (gain) on disposal of real estate held for sale and property and equipment, net	109	(298)
Recapture of provision for credit losses	(6,961)	(9,251)
Loss on extinguishment of debt	765	—
Origination of loans held for sale	(208,270)	(301,393)
Proceeds from sales of loans held for sale	226,074	419,412
Net change in:
Other assets	(10,245)	2,602
Other liabilities	(4,421)	164,729
Net cash provided from operating activities	50,654	322,481
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(281,353)	(1,225,723)
Principal repayments and maturities of securities—available-for-sale	106,937	434,651
Proceeds from sales of securities—available-for-sale	12,767	48,784
Purchases of securities—held-to-maturity	(40,351)	(31,170)
Principal repayments and maturities of securities—held-to-maturity	7,573	9,982
Purchases of equity securities	—	(4,750)
Proceeds from sales of equity securities	—	4,796
Loan repayments (originations), net	31,355	(77,834)
Purchases of loans and participating interest in loans	(75,575)	—
Proceeds from sales of other loans	5,034	8,367
Purchases of property and equipment	(3,306)	(2,334)
Proceeds from sale of real estate held for sale and sale of other property	5,616	1,999
Proceeds from FHLB stock repurchase program	2,000	2,358
Investment in bank-owned life insurance	(50,040)	(3)
Other	1,098	1,421
Net cash used by investing activities	(278,245)	(829,456)
Continued on next page

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021
FINANCING ACTIVITIES:
Increase in deposits, net	196,841	981,571
Repayment of long term FHLB advances	(50,000)	(50,000)
Increase in other borrowings, net	2,288	31,474
Repayment of junior subordinated debentures	(50,518)	—
Proceeds from redemption of trust securities related to junior subordinated debentures	1,518	—
Cash dividends paid	(15,200)	(14,565)
Cash paid for repurchase of common stock	—	(25,324)
Taxes paid related to net share settlement of equity awards	(3,250)	(437)
Net cash provided from financing activities	81,679	922,719
NET CHANGE IN CASH AND CASH EQUIVALENTS	(145,912)	415,744
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,134,300	1,234,183
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,988,388	$1,649,927

	Three Months Ended March 31,
	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$3,526	$5,829
Tax paid	120	100
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividends accrued but not paid until after period end	1,204	1,381
Loans, held-for-sale, transferred to portfolio	13,420	—
Securities, available-for-sale, transferred to held-to-maturity	462,159	—

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2022 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and note disclosures have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. Certain reclassifications have been made to the 2021 Consolidated Financial Statements and/or schedules to conform to the 2022 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Banner’s consolidated financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for credit losses, (iii) the valuation of financial assets and liabilities recorded at fair value, (iv) the valuation of intangible assets, such as goodwill, core deposit intangibles (CDI) and loan servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation or recognition of deferred tax assets and liabilities and (vii) the valuation of assets and liabilities acquired in business combinations and subsequent recognition of related income and expense. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC (2021 Form 10-K).  There have been no significant changes in our application of these accounting policies during the first three months of 2022.

The information included in this Form 10-Q should be read in conjunction with our 2021 Form 10-K.  Interim results are not necessarily indicative of results for a full year or any other interim period.

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

Financial Instruments – Credit Losses (Topic 326)

In March 2022, the FASB issued guidance within ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the current troubled debt restructuring (TDR) recognition and measurement guidance and, instead, require that a creditor evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty.

These amendments require vintage disclosures including current-period gross write-offs by year of origination for financing receivables. Gross write-off information must be included in the vintage disclosures in accordance with ASC 326-20-50-6, which requires disclosure of the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination.

The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years since the Company previously adopted the amendments in ASU 2016-13, which is commonly referred to as the current expected credit loss methodology, on January 1, 2020. These amendments should be applied prospectively, though for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption.

Early adoption is permitted, including adoption in an interim period. If an entity elects to early adopt in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to the vintage disclosures. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Note 3:  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at March 31, 2022 and December 31, 2021 are summarized as follows (in thousands):

	March 31, 2022
	Amortized Cost	Fair Value
Trading:
Corporate bonds	$27,203	$27,354
	$27,203	$27,354

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$194,774	$176	$(756)	$—	$194,194
Municipal bonds	285,235	3,267	(16,238)	—	272,264
Corporate bonds	119,396	383	(2,196)	—	117,583
Mortgage-backed or related securities	2,509,530	2,202	(153,899)	—	2,357,833
Asset-backed securities	206,278	111	(716)	—	205,673
	$3,315,213	$6,139	$(173,805)	$—	$3,147,547

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$315	$2	$(2)	$315	$—
Municipal bonds	442,328	2,304	(28,252)	416,380	(191)
Corporate bonds	3,059	—	(18)	3,041	(229)
Mortgage-backed or related securities	570,240	139	(21,575)	548,804	—
	$1,015,942	$2,445	$(49,847)	$968,540	$(420)

	December 31, 2021
	Amortized Cost	Fair Value
Trading:
Corporate bonds	$27,203	$26,981
	$27,203	$26,981

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$201,101	$852	$(621)	$—	$201,332
Municipal bonds	293,761	15,171	(320)	—	308,612
Corporate bonds	114,427	3,103	(183)	—	117,347
Mortgage-backed or related securities	2,837,480	17,749	(49,961)	—	2,805,268
Asset-backed securities	206,391	52	(9)	—	206,434
	$3,653,160	$36,927	$(51,094)	$—	$3,638,993

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$316	$3	$—	$319	$—
Municipal bonds	420,555	20,743	(1,393)	439,905	(203)
Corporate bonds	3,092	—	(3)	3,089	(230)
Mortgage-backed or related securities	97,392	1,171	(23)	98,540	—
	$521,355	$21,917	$(1,419)	$541,853	$(433)

Accrued interest receivable on held-to-maturity debt securities was $3.8 million and $3.3 million as of March 31, 2022 and December 31, 2021, respectively, and was $10.1 million on available-for-sale debt securities at both March 31, 2022 and December 31, 2021. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Statements of Financial Condition and is excluded from the calculation of the allowance for credit losses.

At March 31, 2022 and December 31, 2021, the gross unrealized losses and the fair value for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	March 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$101,620	$(182)	$26,851	$(574)	$128,471	$(756)
Municipal bonds	159,886	(16,238)	—	—	159,886	(16,238)
Corporate bonds	83,374	(2,196)	—	—	83,374	(2,196)
Mortgage-backed or related securities	1,352,151	(88,005)	633,689	(65,894)	1,985,840	(153,899)
Asset-backed securities	109,187	(716)	—	—	109,187	(716)
	$1,806,218	$(107,337)	$660,540	$(66,468)	$2,466,758	$(173,805)

	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$—	$—	$71,306	$(621)	$71,306	$(621)
Municipal bonds	40,397	(221)	8,541	(99)	48,938	(320)
Corporate bonds	8,009	(121)	9,938	(62)	17,947	(183)
Mortgage-backed or related securities	1,307,411	(38,028)	721,454	(11,933)	2,028,865	(49,961)
Asset-backed securities	3,382	(9)	—	—	3,382	(9)
	$1,359,199	$(38,379)	$811,239	$(12,715)	$2,170,438	$(51,094)

At March 31, 2022, there were 219 securities—available-for-sale with unrealized losses, compared to 97 at December 31, 2021.  Management does not believe that any individual unrealized loss as of March 31, 2022 or December 31, 2021 resulted from credit loss.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

There were no sales of securities—trading during the three months ended March 31, 2022 or 2021. There were no securities—trading in a nonaccrual status at March 31, 2022 or December 31, 2021.  Net unrealized holding gains of $373,000 were recognized during the three months ended March 31, 2022 compared to $59,000 of net unrealized holding gains recognized during the three months ended March 31, 2021.

The following table presents gross gains and losses on sales and partial calls of securities available-for-sale (in thousands):

	Three Months Ended March 31,
	2022	2021
Available-for-Sale:
Gross Gains	$436	$595
Gross Losses	(1)	(110)
Balance, end of the period	$435	$485

There were no securities—available-for-sale in a nonaccrual status at March 31, 2022 or December 31, 2021.

During the three months ended March 31, 2022, the Company sold no held-to-maturity securities. There were no sales of securities—held-to-maturity during the three months ended March 31, 2021. There were no securities—held-to-maturity in a nonaccrual status or 30 days or more past due at March 31, 2022 or December 31, 2021.

There were no sales of equity securities during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company sold a $4.8 million equity security with a resulting net gain of $46,000.

The amortized cost and estimated fair value of securities at March 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties. (in thousands).

	March 31, 2022
	Trading		Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$—	$—	$9,100	$9,126	$9,664	$9,670
Maturing after one year through five years	—	—	187,185	187,107	45,900	46,116
Maturing after five years through ten years	—	—	799,161	771,687	26,908	27,091
Maturing after ten years	27,203	27,354	2,319,767	2,179,627	933,470	885,663
	$27,203	$27,354	$3,315,213	$3,147,547	$1,015,942	$968,540

The following table presents, as of March 31, 2022, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	March 31, 2022
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$209,143	$209,922	$207,100
Interest rate swap counterparties	23,765	23,652	23,767
Repurchase transaction accounts	294,032	309,890	289,235
Other	2,509	2,509	2,503
Total pledged securities	$529,449	$545,973	$522,605

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit ratings which are reviewed and updated quarterly. The Company’s non-rated held-to-maturity debt securities are primarily United States government sponsored enterprise debentures carrying minimal to no credit risk. The non-rated corporate bonds primarily consist of Community Reinvestment Act related bonds secured by loan instruments from low to moderate income borrowers. The remaining non-rated held-to-maturity debt securities balance is comprised of local municipal debt from within the Company’s geographic footprint and is monitored through quarterly or annual financial review. This municipal debt is predominately essential service or unlimited general obligation backed debt. The following tables summarize the amortized cost of held-to-maturity debt securities by credit rating at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$429,085	$500	$16,826	$446,411
Not Rated	315	13,243	2,559	553,414	569,531
	$315	$442,328	$3,059	$570,240	$1,015,942

	December 31, 2021
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$406,363	$500	$—	$406,863
Not Rated	316	14,192	2,592	97,392	114,492
	$316	$420,555	$3,092	$97,392	$521,355

The following tables present the activity in the allowance for credit losses for held-to-maturity debt securities by major type for the three months ended March 31, 2022 and March 31, 2021 (in thousands):

	For the Three Months Ended March 31, 2022
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses – securities
Beginning Balance	$—	$203	$230	$—	$433
Recapture of provision for credit losses	—	(12)	(1)	—	(13)
Ending Balance	$—	$191	$229	$—	$420

	For the Three Months Ended March 31, 2021
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses – securities
Beginning Balance	$—	$59	$35	$—	$94
Provision for credit losses	—	2	2	—	4
Ending Balance	$—	$61	$37	$—	$98

Note 4: LOANS RECEIVABLE AND THE ALLOWANCE FOR CREDIT LOSSES - LOANS

During the first quarter of 2022, the Company changed the segmentation of its Small Balance CRE loan category based on the common risk characteristics used to measure the allowance for credit losses. The presentation of loans receivable at December 31, 2021 has been updated to match the segmentation used in the current period presentation. The following table presents the loans receivable at March 31, 2022 and December 31, 2021 by class (dollars in thousands).

	March 31, 2022		December 31, 2021
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$872,801	9.5%	$831,623	9.2%
Investment properties	1,670,896	18.3	1,674,027	18.4
Small balance CRE	1,162,164	12.7	1,281,863	14.1
Multifamily real estate	598,588	6.5	530,885	5.8
Construction, land and land development:
Commercial construction	179,796	2.0	167,998	1.8
Multifamily construction	274,015	3.0	259,116	2.9
One- to four-family construction	582,800	6.4	568,753	6.3
Land and land development	317,560	3.5	313,454	3.5
Commercial business:
Commercial business (1)	1,139,701	12.5	1,170,780	12.9
Small business scored	817,065	8.8	792,310	8.7
Agricultural business, including secured by farmland (2)	245,288	2.7	280,578	3.1
One- to four-family residential	718,403	7.9	657,474	7.2
Consumer:
Consumer—home equity revolving lines of credit	470,485	5.1	458,533	5.0
Consumer—other	97,067	1.1	97,369	1.1
Total loans	9,146,629	100.0%	9,084,763	100.0%
Less allowance for credit losses – loans	(125,471)		(132,099)
Net loans	$9,021,158		$8,952,664

(1)    Includes $57.9 million and $132.6 million of U.S. Small Business Administration (SBA) Paycheck Protection Program (PPP) loans as of March 31, 2022 and December 31, 2021, respectively.
(2)    Includes $708,000 of SBA PPP loans as of March 31, 2022 and $1.4 million as of December 31, 2021.

Loan amounts are net of unearned loan fees in excess of unamortized costs of $8.0 million as of March 31, 2022 and $8.6 million as of December 31, 2021. Net loans include net discounts on acquired loans of $8.5 million and $9.7 million as of March 31, 2022 and December 31, 2021, respectively. Net loans does not include accrued interest receivable. Accrued interest receivable on loans was $27.6 million as of March 31, 2022 and $29.2 million as of December 31, 2021 and was reported in accrued interest receivable on the Consolidated Statements of Financial Condition.

Purchased credit-deteriorated and purchased non-credit-deteriorated loans. Loans acquired in business combinations are recorded at their fair value at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-deteriorated (PCD) or purchased non-credit-deteriorated. There were no PCD loans acquired during the three months ended March 31, 2022.
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

As of both March 31, 2022 and December 31, 2021, the Company had TDRs of $5.5 million and no commitments to advance additional funds related to TDRs.

There were no new TDRs that occurred during the three months ended March 31, 2022 or March 31, 2021.

There were no TDRs which incurred a payment default within twelve months of the restructure date during the three-month periods ended March 31, 2022 and 2021. A default on a TDR results in either a transfer to nonaccrual status or a partial charge-off, or both.

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

The following tables present the Company’s portfolio of risk-rated loans by class and by grade as of March 31, 2022 and December 31, 2021 (in thousands). Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	March 31, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$30,954	$216,269	$178,308	$104,389	$69,563	$188,981	$14,383	$802,847
Special Mention	—	—	—	—	—	70	301	371
Substandard	10,316	3,273	—	15,939	16,602	23,453	—	69,583
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$41,270	$219,542	$178,308	$120,328	$86,165	$212,504	$14,684	$872,801

Commercial real estate - investment properties
Risk Rating
Pass	$38,630	$341,707	$174,541	$214,218	$180,247	$658,506	$12,031	$1,619,880
Special Mention	—	—	—	—	—	—	240	240
Substandard	—	28,362	—	3,340	—	17,698	1,376	50,776
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$38,630	$370,069	$174,541	$217,558	$180,247	$676,204	$13,647	$1,670,896

Multifamily real estate
Risk Rating
Pass	$64,403	$187,911	$83,369	$55,187	$33,545	$169,828	$2,833	$597,076
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,512	—	1,512
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$64,403	$187,911	$83,369	$55,187	$33,545	$171,340	$2,833	$598,588

	March 31, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Commercial construction
Risk Rating
Pass	$15,672	$117,034	$26,541	$3,665	$8,117	$510	$—	$171,539
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,722	—	77	684	4,774	—	—	8,257
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$18,394	$117,034	$26,618	$4,349	$12,891	$510	$—	$179,796

Multifamily construction
Risk Rating
Pass	$48,366	$104,749	$73,217	$47,683	$—	$—	$—	$274,015
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$48,366	$104,749	$73,217	$47,683	$—	$—	$—	$274,015

One- to four- family construction
Risk Rating
Pass	$178,654	$390,142	$12,289	$331	$—	$357	$1,027	$582,800
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$178,654	$390,142	$12,289	$331	$—	$357	$1,027	$582,800

	March 31, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Land and land development
Risk Rating
Pass	$57,278	$157,382	$66,516	$16,733	$7,899	$11,449	$147	$317,404
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	14	23	—	119	—	156
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$57,278	$157,382	$66,530	$16,756	$7,899	$11,568	$147	$317,560

Commercial business
Risk Rating
Pass	$53,141	$203,559	$196,442	$169,233	$111,154	$117,861	$268,428	$1,119,818
Special Mention	—	—	807	—	—	22	2,878	3,707
Substandard	669	5,252	1,277	1,423	4,534	1,265	1,756	16,176
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$53,810	$208,811	$198,526	$170,656	$115,688	$119,148	$273,062	$1,139,701

Agricultural business including secured by farmland
Risk Rating
Pass	$5,396	$35,729	$22,151	$46,631	$26,534	$40,566	$65,314	$242,321
Special Mention	—	—	145	—	—	—	—	145
Substandard	1,581	—	42	594	493	70	42	2,822
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business including secured by farmland	$6,977	$35,729	$22,338	$47,225	$27,027	$40,636	$65,356	$245,288

	December 31, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$212,407	$172,968	$100,077	$83,124	$43,371	$153,472	$11,782	$777,201
Special Mention	—	—	2,185	—	—	74	—	2,259
Substandard	13,597	—	13,770	—	1,056	23,740	—	52,163
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$226,004	$172,968	$116,032	$83,124	$44,427	$177,286	$11,782	$831,623

Commercial real estate - investment properties
Risk Rating
Pass	$337,170	$165,174	$231,021	$183,787	$201,738	$467,821	$18,471	$1,605,182
Special Mention	—	—	240	4,131	—	—	—	4,371
Substandard	28,926	—	3,343	—	4,305	27,900	—	64,474
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$366,096	$165,174	$234,604	$187,918	$206,043	$495,721	$18,471	$1,674,027

Multifamily real estate
Risk Rating
Pass	$184,310	$75,226	$55,494	$33,708	$84,612	$88,055	$3,030	$524,435
Special Mention	—	—	—	—	—	—	—	—
Substandard	4,908	—	—	—	—	1,542	—	6,450
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$189,218	$75,226	$55,494	$33,708	$84,612	$89,597	$3,030	$530,885

	December 31, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Commercial construction
Risk Rating
Pass	$103,352	$31,841	$7,259	$8,087	$—	$—	$—	$150,539
Special Mention	—	—	—	—	—	—	—	—
Substandard	11,782	85	688	4,806	—	98	—	17,459
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$115,134	$31,926	$7,947	$12,893	$—	$98	$—	$167,998

Multifamily construction
Risk Rating
Pass	$86,643	$118,114	$54,359	$—	$—	$—	$—	$259,116
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$86,643	$118,114	$54,359	$—	$—	$—	$—	$259,116

One- to four- family construction
Risk Rating
Pass	$526,153	$40,133	$331	$—	$—	$216	$1,920	$568,753
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$526,153	$40,133	$331	$—	$—	$216	$1,920	$568,753

	December 31, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Land and land development
Risk Rating
Pass	$181,381	$89,895	$17,154	$8,141	$4,050	$7,870	$1,682	$310,173
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,876	14	263	—	—	128	—	3,281
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$184,257	$89,909	$17,417	$8,141	$4,050	$7,998	$1,682	$313,454

Commercial business
Risk Rating
Pass	$273,096	$214,166	$176,136	$121,211	$45,434	$78,049	$246,351	$1,154,443
Special Mention	65	77	—	241	19	8	2,430	2,840
Substandard	1,941	1,560	2,292	3,853	875	679	2,297	13,497
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$275,102	$215,803	$178,428	$125,305	$46,328	$78,736	$251,078	$1,170,780

Agricultural business including secured by farmland
Risk Rating
Pass	$33,119	$25,338	$49,951	$27,401	$11,918	$30,042	$99,410	$277,179
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	474	2,231	493	129	72	—	3,399
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business including secured by farmland	$33,119	$25,812	$52,182	$27,894	$12,047	$30,114	$99,410	$280,578

The following tables present the Company’s portfolio of non-risk-rated loans by class and delinquency status as of March 31, 2022 and December 31, 2021 (in thousands). Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	March 31, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Small balance CRE
Past Due Category
Current	$36,824	$201,375	$177,615	$141,065	$159,917	$442,307	$522	$1,159,625
30-59 Days Past Due	—	1,208	—	—	—	189	—	1,397
60-89 Days Past Due	—	—	—	—	—	1,140	—	1,140
90 Days + Past Due	—	—	—	—	—	2	—	2
Total Small balance CRE	$36,824	$202,583	$177,615	$141,065	$159,917	$443,638	$522	$1,162,164

Small business scored
Past Due Category
Current	$69,223	$226,661	$118,701	$101,406	$73,788	$112,324	$111,565	$813,668
30-59 Days Past Due	—	36	655	685	259	275	168	2,078
60-89 Days Past Due	—	12	105	58	86	192	2	455
90 Days + Past Due	—	—	69	—	166	589	40	864
Total Small business scored	$69,223	$226,709	$119,530	$102,149	$74,299	$113,380	$111,775	$817,065

One- to four- family residential
Past Due Category
Current	$132,083	$202,223	$64,634	$46,143	$42,586	$224,785	$1,237	$713,691
30-59 Days Past Due	—	27	204	193	700	792	—	1,916
60-89 Days Past Due	—	—	—	1,078	—	73	—	1,151
90 Days + Past Due	—	—	—	—	159	1,486	—	1,645
Total One- to four- family residential	$132,083	$202,250	$64,838	$47,414	$43,445	$227,136	$1,237	$718,403

	March 31, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$5,720	$1,359	$671	$1,420	$1,878	$4,581	$452,991	$468,620
30-59 Days Past Due	—	—	—	101	152	36	379	668
60-89 Days Past Due	—	—	—	—	—	77	—	77
90 Days + Past Due	—	—	—	110	127	784	99	1,120
Total Consumer—home equity revolving lines of credit	$5,720	$1,359	$671	$1,631	$2,157	$5,478	$453,469	$470,485

Consumer-other
Past Due Category
Current	$4,842	$16,817	$11,831	$8,079	$7,252	$21,096	$26,709	$96,626
30-59 Days Past Due	—	7	3	16	6	51	166	249
60-89 Days Past Due	—	75	6	—	9	3	29	122
90 Days + Past Due	—	—	60	—	3	7	—	70
Total Consumer-other	$4,842	$16,899	$11,900	$8,095	$7,270	$21,157	$26,904	$97,067

	December 31, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Small balance CRE
Past Due Category
Current	$215,933	$208,482	$157,342	$182,940	$138,239	$377,007	$533	$1,280,476
30-59 Days Past Due	40	—	—	—	49	—	—	89
60-89 Days Past Due	—	—	—	—	—	—	—	—
90 Days + Past Due	—	—	—	—	1,186	112	—	1,298
Total Small balance CRE	$215,973	$208,482	$157,342	$182,940	$139,474	$377,119	$533	$1,281,863

Small business scored
Past Due Category
Current	$235,435	$126,959	$109,483	$84,460	$55,940	$69,504	$108,632	$790,413
30-59 Days Past Due	260	268	—	133	74	4	185	924
60-89 Days Past Due	—	—	133	11	9	248	64	465
90 Days + Past Due	—	69	—	62	306	7	64	508
Total Small business scored	$235,695	$127,296	$109,616	$84,666	$56,329	$69,763	$108,945	$792,310

One- to four- family residential
Past Due Category
Current	$225,020	$77,873	$53,854	$48,299	$51,654	$195,479	$1,425	$653,604
30-59 Days Past Due	—	596	—	404	635	683	—	2,318
60-89 Days Past Due	—	—	2	295	—	30	—	327
90 Days + Past Due	—	—	—	167	—	1,058	—	1,225
Total One- to four- family residential	$225,020	$78,469	$53,856	$49,165	$52,289	$197,250	$1,425	$657,474

	December 31, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2020	2019	2018	2017	2016	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$7,135	$1,210	$1,324	$1,772	$1,764	$2,920	$440,352	$456,477
30-59 Days Past Due	147	—	—	23	37	568	210	985
60-89 Days Past Due	49	—	—	—	45	83	91	268
90 Days + Past Due	—	—	109	191	156	188	159	803
Total Consumer—home equity revolving lines of credit	$7,331	$1,210	$1,433	$1,986	$2,002	$3,759	$440,812	$458,533

Consumer-other
Past Due Category
Current	$18,640	$12,803	$8,676	$8,242	$6,138	$17,055	$25,336	$96,890
30-59 Days Past Due	—	114	13	150	22	29	60	388
60-89 Days Past Due	6	—	2	—	—	8	59	75
90 Days + Past Due	—	—	10	6	—	—	—	16
Total Consumer-other	$18,646	$12,917	$8,701	$8,398	$6,160	$17,092	$25,455	$97,369

The following tables provide the amortized cost basis of collateral-dependent loans as of March 31, 2022 and December 31, 2021 (in thousands). Our collateral dependent loans presented in the tables below have no significant concentrations by property type or location.

	March 31, 2022
	Real Estate	Equipment	Total
Commercial real estate:
Investment properties	$5,953	$—	$5,953
Small balance CRE	3,974	—	3,974
Commercial business
Agricultural business, including secured by farmland	427	594	1,021
Total	$10,354	$632	$10,986

	December 31, 2021
	Real Estate	Equipment	Total
Commercial real estate:
Owner-occupied	$921	$—	$921
Investment properties	6,136	—	6,136
Small balance CRE	5,902	—	5,902
Commercial business
Commercial business	17	47	64
Agricultural business, including secured by farmland	427	594	1,021
Total	$13,403	$641	$14,044

The following tables provide additional detail on the age analysis of the Company’s past due loans as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$221	$—	$221	$872,580	$872,801	$—	$301	$—
Investment properties	1,504	2,071	—	3,575	1,667,321	1,670,896	3,565	5,953	—
Small balance CRE	1,397	1,140	2	2,539	1,159,625	1,162,164	3,956	4,364	—
Multifamily real estate	—	—	—	—	598,588	598,588	—	—	—
Construction, land and land development:
Commercial construction	—	—	—	—	179,796	179,796	—	—	—
Multifamily construction	—	—	—	—	274,015	274,015	—	—	—
One- to four-family construction	—	—	—	—	582,800	582,800	—	—	—
Land and land development	106	—	—	106	317,454	317,560	—	119	—
Commercial business
Commercial business	664	116	509	1,289	1,138,412	1,139,701	38	604	351
Small business scored	2,078	455	864	3,397	813,668	817,065	—	1,241	—
Agricultural business, including secured by farmland	65	—	1,021	1,086	244,202	245,288	1,021	1,021	—
One- to four-family residential	1,916	1,151	1,645	4,712	713,691	718,403	—	2,199	210
Consumer:
Consumer—home equity revolving lines of credit	668	77	1,120	1,865	468,620	470,485	—	2,056	114
Consumer—other	249	122	70	441	96,626	97,067	—	67	7
Total	$8,647	$5,353	$5,231	$19,231	$9,127,398	$9,146,629	$8,580	$17,925	$682

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$233	$—	$448	$681	$830,942	$831,623	$924	$1,456	$—
Investment properties	81	—	—	81	1,673,946	1,674,027	3,706	6,282	—
Small balance CRE	89	—	1,298	1,387	1,280,476	1,281,863	5,886	6,421	—
Multifamily real estate	—	—	—	—	530,885	530,885	—	—	—
Construction, land and land development:
Commercial construction	—	—	98	98	167,900	167,998	—	98	—
Multifamily construction	—	—	—	—	259,116	259,116	—	—	—
One- to four-family construction	162	—	—	162	568,591	568,753	—	—	—
Land and land development	51	—	14	65	313,389	313,454	—	381	—
Commercial business
Commercial business	5,157	1,007	588	6,752	1,164,028	1,170,780	228	1,144	2
Small business scored	924	465	508	1,897	790,413	792,310	—	1,012	—
Agricultural business, including secured by farmland	139	—	1,021	1,160	279,418	280,578	1,021	1,022	—
One-to four-family residential	2,318	327	1,225	3,870	653,604	657,474	—	2,711	436
Consumer:
Consumer—home equity revolving lines of credit	985	268	803	2,056	456,477	458,533	—	1,736	114
Consumer—other	388	75	16	479	96,890	97,369	—	18	3
Total	$10,527	$2,142	$6,019	$18,688	$9,066,075	$9,084,763	$11,765	$22,281	$555

(1)     The Company did not recognize any interest income on non-accrual loans during the three months ended March 31, 2022 or the year ended December 31, 2021.

The following tables provide the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31, 2022
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses:
Beginning balance	$52,995	$7,043	$27,294	$26,421	$3,190	$8,205	$6,951	$132,099
(Recapture)/provision for credit losses	(5,816)	140	(994)	167	(722)	(136)	(15)	(7,376)
Recoveries	87	—	384	149	118	40	216	994
Charge-offs	(2)	—	(5)	(82)	—	—	(157)	(246)
Ending balance	$47,264	$7,183	$26,679	$26,655	$2,586	$8,109	$6,995	$125,471

The changes in the allowance for credit losses - loans during the three months ended March 31, 2022 were primarily the result of the $7.4 million recapture of provision for credit losses - loans recorded during the current quarter. The recapture of provision for credit losses - loans for the current quarter primarily reflects improvement in the forecasted economic indicators used to calculate the allowance for credit losses - loans and a decrease in adversely classified loans. The change in allowance for credit losses - loans during the three months ended March 31, 2022 was also impacted by net recoveries of $748,000 recognized during the period.

	For the Three Months Ended March 31, 2021
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses:
Beginning balance	$57,791	$3,893	$41,295	$35,007	$4,914	$9,913	$14,466	$167,279
Provision/(recapture) for credit losses	5,359	474	(4,955)	(3,786)	(297)	(2,038)	(2,792)	(8,035)
Recoveries	24	—	100	979	—	113	296	1,512
Charge-offs	(3,763)	—	—	(789)	—	—	(150)	(4,702)
Ending balance	$59,411	$4,367	$36,440	$31,411	$4,617	$7,988	$11,820	$156,054

Note 5:  REAL ESTATE OWNED, NET

The following table presents the changes in REO for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance, beginning of the period	$852	$816
Proceeds from dispositions of REO	(607)	(783)
Gain on sale of REO	184	307
Balance, end of the period	$429	$340

REO properties are recorded at the estimated fair value of the property, less expected selling costs, establishing a new cost basis.  Subsequently, REO properties are carried at the lower of the new cost basis or updated fair market values, based on updated appraisals of the underlying properties, as received.  Valuation allowances on the carrying value of REO may be recognized based on updated appraisals or on management’s authorization to reduce the selling price of a property. The Company had no foreclosed one- to four-family residential real estate properties held as REO at both March 31, 2022 and December 31, 2021. The Company had $609,000 of one- to four-family residential loans in the process of foreclosure at both March 31, 2022 and December 31, 2021.

Note 6:  GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At March 31, 2022, intangible assets are comprised of goodwill and CDI acquired in business combinations. Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed at least annually for impairment. Banner has identified one reporting unit for purposes of evaluating goodwill for impairment. The Company completed an assessment of qualitative factors as of December 31, 2021 and concluded that no further analysis was required as it is more likely than not that the fair value of Banner
Bank, the reporting unit, exceeds the carrying value.

CDI represents the value of transaction-related deposits and the value of the client relationships associated with the deposits. The Company amortizes CDI assets over their estimated useful lives and reviews them at least annually for events or circumstances that could impair their value.

The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months ended March 31, 2022 and the year ended December 31, 2021 (in thousands):

	Goodwill	CDI	Total
Balance, December 31, 2020	$373,121	$21,426	$394,547
Amortization	—	(6,571)	(6,571)
Balance, December 31, 2021	373,121	14,855	387,976
Amortization	—	(1,424)	(1,424)
Balance, March 31, 2022	$373,121	$13,431	$386,552

The following table presents the estimated amortization expense with respect to CDI as of March 31, 2022 for the periods indicated (in thousands):

Estimated Amortization
Remainder of 2022	$3,892
2023	3,814
2024	2,659
2025	1,575
2026	904
Thereafter	587
$13,431

Mortgage Servicing Rights:  Mortgage and SBA servicing rights are reported in other assets.  SBA servicing rights are initially recorded and carried at fair value. Mortgage servicing rights are initially recognized at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the three months ended March 31, 2022 and 2021, the Company did not record any impairment charges or recoveries against mortgage servicing rights. The unpaid principal balance of loans for which mortgage and SBA servicing rights have been recognized totaled $2.84 billion and $2.77 billion at March 31, 2022 and December 31, 2021, respectively.  Custodial accounts maintained in connection with this servicing totaled $3.5 million and $3.2 million at March 31, 2022 and December 31, 2021, respectively.

An analysis of the mortgage and SBA servicing rights for the three months ended March 31, 2022 and 2021 is presented below (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance, beginning of the period	$17,206	$15,223
Additions—amounts capitalized	1,953	2,010
Additions—through purchase	62	27
Amortization (1)	(1,231)	(1,853)
Fair value adjustments	18	—
Balance, end of the period (2)	$18,008	$15,407

(1)    Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income within mortgage banking operations and any unamortized balance is fully amortized if the loan repays in full.
(2)    There was no valuation allowance on mortgage servicing rights as of both March 31, 2022 and 2021.

Note 7:  DEPOSITS

Deposits consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Non-interest-bearing accounts	$6,494,852	$6,385,177
Interest-bearing checking	1,971,936	1,947,414
Regular savings accounts	2,853,891	2,784,716
Money market accounts	2,402,731	2,370,995
Total interest-bearing transaction and saving accounts	7,228,558	7,103,125
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	623,336	657,615
Certificates of deposit greater than $250,000	177,028	181,016
Total certificates of deposit	800,364	838,631
Total deposits	$14,523,774	$14,326,933
Included in total deposits:
Public fund transaction and savings accounts	$355,599	$353,874
Public fund interest-bearing certificates	37,689	39,961
Total public deposits	$393,288	$393,835

At March 31, 2022 and December 31, 2021, the Company had certificates of deposit of $181.3 million and $184.5 million, respectively, that were equal to or greater than $250,000.

Scheduled maturities and weighted average interest rates of certificates of deposit at March 31, 2022 are as follows (dollars in thousands):

	March 31, 2022
	Amount	Weighted Average Rate
Maturing in one year or less	$626,853	0.41%
Maturing after one year through two years	109,634	0.56
Maturing after two years through three years	44,831	0.73
Maturing after three years through four years	8,325	0.68
Maturing after four years through five years	9,328	0.37
Maturing after five years	1,393	0.85
Total certificates of deposit	$800,364	0.45%

Note 8:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2022 and December 31, 2021, whether or not recognized or recorded in the Consolidated Statements of Financial Condition (dollars in thousands):

		March 31, 2022		December 31, 2021
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$1,988,388	$1,988,388	$2,134,300	$2,134,300
Securities—trading	3	27,354	27,354	26,981	26,981
Securities—available-for-sale	2	3,147,547	3,147,547	3,638,993	3,638,993
Securities—held-to-maturity	2	1,006,234	958,809	464,008	484,483
Securities—held-to-maturity	3	9,708	9,731	57,347	57,370
Securities purchased under agreements to resell	2	300,000	300,000	300,000	300,000
Loans held for sale	2	64,218	64,609	96,487	96,914
Loans receivable	3	9,146,629	9,003,682	9,084,763	9,100,516
Equity securities	1	893	893	1,000	1,298
FHLB stock	3	10,000	10,000	12,000	12,000
Bank-owned life insurance	1	294,556	294,556	244,156	244,156
Mortgage servicing rights	3	16,846	32,415	16,045	24,393
SBA servicing rights	3	1,162	1,162	1,161	1,161
Investments in limited partnerships	3	10,982	10,982	10,257	10,257
Derivatives:
Interest rate swaps	2	14,685	14,685	20,826	20,826
Interest rate lock and forward sales commitments	2,3	3,062	3,062	1,555	1,555
Liabilities:
Demand, interest checking and money market accounts	2	10,869,519	10,869,519	10,703,586	10,703,586
Regular savings	2	2,853,891	2,853,891	2,784,716	2,784,716
Certificates of deposit	2	800,364	790,986	838,631	836,877
FHLB advances	2	—	—	50,000	50,287
Other borrowings	2	266,778	266,778	264,490	264,490
Subordinated notes, net	2	98,658	100,614	98,564	105,241
Junior subordinated debentures	3	70,510	70,510	119,815	119,815
Derivatives:
Interest rate swaps	2	18,574	18,574	11,336	11,336
Interest rate swaps used in cash flow hedges	2	502	502	279	279
Interest rate lock and forward sales commitments	2,3	142	142	140	140
Risk participation agreement	2	218	218	—	—

The Company measures and discloses certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (that is, not a forced liquidation or distressed sale). GAAP establishes a consistent framework for measuring fair value and disclosure requirements about fair value measurements. Among other things, accounting standards require us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s estimates for market assumptions. These two types of inputs create the following fair value hierarchy:

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (Trust Preferred Securities)	$—	$—	$27,354	$27,354

Securities—available-for-sale
U.S. Government and agency obligations	—	194,194	—	194,194
Municipal bonds	—	272,264	—	272,264
Corporate bonds	—	117,583	—	117,583
Mortgage-backed or related securities	—	2,357,833	—	2,357,833
Asset-backed securities	—	205,673	—	205,673
	—	3,147,547	—	3,147,547

Loans held for sale(1)	—	16,890	—	16,890
Equity securities	893	—	—	893
SBA servicing rights	—	—	1,162	1,162
Investment in limited partnerships	—	—	10,982	10,982

Derivatives
Interest rate swaps	—	14,685	—	14,685
Interest rate lock and forward sales commitments	—	3,062	—	3,062
	$893	$3,182,184	$39,498	$3,222,575

Liabilities:
Junior subordinated debentures	$—	$—	$70,510	$70,510
Derivatives
Interest rate swaps	—	18,574	—	18,574
Interest rate swaps used in cash flow hedges	—	502	—	502
Interest rate lock and forward sales commitments	—	76	66	142
Risk participation agreement	—	218	—	218
	$—	$19,370	$70,576	$89,946

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (Trust Preferred Securities)	$—	$—	$26,981	$26,981

Securities—available-for-sale
U.S. Government and agency obligations	—	201,332	—	201,332
Municipal bonds	—	308,612	—	308,612
Corporate bonds	—	117,347	—	117,347
Mortgage-backed or related securities	—	2,805,268	—	2,805,268
Asset-backed securities	—	206,434	—	206,434
	—	3,638,993	—	3,638,993

Loans held for sale(1)	—	39,775	—	39,775
SBA servicing rights	—	—	1,161	1,161
Investment in limited partnerships	—	—	10,257	10,257

Derivatives
Interest rate swaps	—	20,826	—	20,826
Interest rate lock and forward sales commitments	—	88	1,467	1,555
	$—	$3,699,682	$39,866	$3,739,548

Liabilities:
Junior subordinated debentures	$—	$—	$119,815	$119,815
Derivatives
Interest rate swaps	—	11,336	—	11,336
Interest rate swaps used in cash flow hedges	—	279	—	279
Interest rate lock and forward sales commitments	—	140	—	140
	$—	$11,755	$119,815	$131,570

(1)    The unpaid principal balance of loans held for sale carried at fair value was $17.2 million and $38.6 million at March 31, 2022 and December 31, 2021, respectively.

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

Equity Securities: Equity securities at March 31, 2022 are invested in a publicly traded stock. The fair value of these securities are based on daily quoted market prices.

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2022 and December 31, 2021.  The factors used in the fair value estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, and quantitative and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and non-recurring basis at March 31, 2022 and December 31, 2021:

			Weighted Average Rate / Range
Financial Instruments	Valuation Technique	Unobservable Inputs	March 31, 2022	December 31, 2021
Corporate bonds (TPS securities)	Discounted cash flows	Discount rate	4.46%	3.71%
Junior subordinated debentures	Discounted cash flows	Discount rate	4.46%	3.71%
Loans individually evaluated	Collateral valuations	Discount to appraised value	9.0% to 9.5%	8.5% to 20.0%
REO	Appraisals	Discount to appraised value	71.19%	60.91%
Interest rate lock commitments	Pricing model	Pull-through rate	89.26%	86.64%
Investments in limited partnerships	Net Asset Value	Infrequent transactions	n/a	n/a
SBA servicing rights	Discounted cash flows	Constant prepayment rate	8.76%	12.25%

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

Junior subordinated debentures: Similar to the TPS securities discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner’s credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of March 31, 2022, or the passage of time, will result in negative fair value adjustments. At March 31, 2022, the discount rate utilized was based on a credit spread of 350 basis points and three-month LIBOR of 96 basis points.

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

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31, 2022
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$26,981	$119,815	$1,467	$10,257	$1,161
Net change recognized in earnings	373	1,213	(1,533)	(217)	1
Purchases, issuances and settlements	—	(50,518)	—	942	—
Ending balance at March 31, 2022	$27,354	$70,510	$(66)	$10,982	$1,162

	Three Months Ended
	March 31, 2021
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$24,980	$116,974	$5,221	$2,819	$—
Net change recognized in earnings	59	274	4,430	1,384	—
Ending balance at March 31, 2021	$25,039	$117,248	$9,651	$4,203	$—

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

Items Measured at Fair Value on a Non-recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$2,388	$2,388
REO	—	—	429	429
Loans held for sale	—	44,869	—	44,869

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$2,989	$2,989
REO	—	—	852	852

The following table presents the losses resulting from non-recurring fair value adjustments for the three months ended March 31, 2022 and March 31, 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Loans individually evaluated	$—	$302
REO	—	—
Loans held for sale	603	—
Total loss from non-recurring measurements	$603	$302

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

Loans held for sale: The multifamily held for sale loans are carried at the lower of cost or market. Lower of cost or market adjustments for multifamily loans held for sale are calculated based on discounted cash flows using a discount rate that is a combination of market spreads for similar loan types added to selected index rates. If the fair value of the multifamily held for sale loans is lower than the amortized cost basis of the loans, a net unrealized loss is recognized through the valuation allowance by charges to income.

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

As of March 31, 2022, the Company has recognized $1.0 million of unrecognized tax benefits for uncertain tax positions. The Company does not anticipate that there are additional uncertain tax positions or that any uncertain tax position which has not been recognized would materially affect the effective tax rate if recognized. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense. The Company files consolidated income tax returns in the U.S. federal jurisdiction and in the Oregon, California, Utah, Idaho and Montana state jurisdictions.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Tax credit investments	$57,281	$56,589
Unfunded commitments—tax credit investments	30,838	31,174

The following table presents other information related to the Company’s tax credit investments for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Tax credits and other tax benefits recognized	$1,554	$1,068
Tax credit amortization expense included in provision for income taxes	1,308	915

Note 10:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings per share data for the three months ended March 31, 2022 and 2021 (in thousands, except shares and per share data):

	Three Months Ended March 31,
	2022	2021
Net income	$43,963	$46,855

Basic weighted average shares outstanding	34,300,742	34,973,383
Dilutive effect of unvested restricted stock	297,694	330,100
Diluted weighted shares outstanding	34,598,436	35,303,483
Earnings per common share
Basic	$1.28	$1.34
Diluted	$1.27	$1.33

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

2014 Omnibus Incentive Plan

The 2014 Plan was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of March 31, 2022, 302,254 restricted stock shares and 409,728 restricted stock units have been granted under the 2014 Plan of which 2,239 restricted stock shares and 22,175 restricted stock units are unvested.

2018 Omnibus Incentive Plan

The 2018 Plan was approved by shareholders on April 24, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of common stock for issuance under the 2018 Plan in connection with the exercise of awards. As of March 31, 2022, 614,806 restricted stock units have been granted under the 2018 Plan of which 413,917 restricted stock units are unvested.

The expense associated with all restricted stock grants (including restricted stock shares and restricted stock units) was $2.1 million and $2.2 million for the three month periods ended March 31, 2022 and March 31, 2021, respectively. Unrecognized compensation expense for these awards as of March 31, 2022 was $17.5 million and will be amortized over the next 36 months.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	March 31, 2022	December 31, 2021
Commitments to extend credit	$3,822,276	$3,527,143
Standby letters of credit and financial guarantees	25,917	21,830
Commitments to originate loans	203,163	106,609
Risk participation agreements	52,729	40,064

Derivatives also included in Note 13:
Commitments to originate loans held for sale	66,055	106,590
Commitments to sell loans secured by one- to four-family residential properties	13,878	27,006
Commitments to sell securities related to mortgage banking activities	123,500	127,580

In addition to the commitments disclosed in the table above, the Company is committed to funding its’ unfunded tax credit investments (see Note 9, Income Taxes). The Company has also entered into agreements to invest in several limited partnerships. As of March 31, 2022 and December 31, 2021, the funded balances and remaining outstanding commitments of these investments were as follows (in thousands):

	March 31, 2022		December 31, 2021
	Funded Balance	Unfunded Balance	Funded Balance	Unfunded Balance
Limited partnerships investments	$7,684	$11,816	$7,642	$9,858

Commitments to extend credit are agreements to lend to a client, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each client’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the client. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company’s allowance for credit losses - unfunded loan commitments at March 31, 2022 and December 31, 2021 was $12.9 million and $12.4 million, respectively.

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to clients during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the client. Banner Bank then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans would require a lock extension. The cost of a lock extension at times was borne by the client and at times by Banner Bank. These lock extension costs have not had a material impact to the Company’s operations. For mandatory delivery commitments the Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during the three months ended March 31, 2022 or March 31, 2021. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to clients and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Bank holds a security interest.  Based upon the information known to management at this time, the Company and the Bank are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at March 31, 2022.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivative is recorded in accumulated other comprehensive income (AOCI) and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on the Corporation’s variable-rate assets. During the next twelve months, the Company estimates that an additional $3.5 million will be reclassified as an increase to interest income.

As of March 31, 2022 and December 31, 2021, the notional values or contractual amounts and fair values of the Company’s derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2022		December 31, 2021		March 31, 2022		December 31, 2021
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest Rate Swaps used in Cash Flow Hedges	$—	$—	$—	$—	$400,000	$502	$400,000	$279

(1)    Included in Loans Receivable on the Consolidated Statements of Financial Condition.
(2)    Included in Other Liabilities on the Consolidated Statements of Financial Condition.

The following table presents the effect of cash flow hedge accounting on AOCI for the three months ended March 31, 2022 (in thousands):

	For the Three Months Ended March 31, 2022
	Amount of Gain or (Loss) Recognized in AOCI on Derivative	Amount of Gain or (Loss) Recognized in AOCI Included Component	Amount of Gain or (Loss) Recognized in AOCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest rate swaps	$(14,025)	$(14,025)	$—	Interest Income	$751	$751	$—

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

Risk Participation Agreements: In conjunction with the purchase or sale of participating interests in loans, the Company also participates in related swaps through risk participation agreements. The existing credit derivatives resulting from these participations are not designated as hedges as they are not used to manage interest rate risk in the Company’s assets or liabilities and are not speculative.

Mortgage Banking: The Company sells originated one- to four-family mortgage loans into the secondary mortgage loan markets. During the period of loan origination and prior to the sale of the loans in the secondary market, the Company has exposure to movements in interest rates associated with written interest rate lock commitments with potential borrowers to originate one- to four-family loans that are intended to be sold and for closed one- to four-family mortgage loans held for sale for which fair value accounting has been elected, that are awaiting sale and delivery into the secondary market. The Company economically hedges the risk of changing interest rates associated with these mortgage loan commitments by entering into forward sales contracts to sell one- to four-family mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates.

As of March 31, 2022 and December 31, 2021, the notional values or contractual amounts and fair values of the Company’s derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2022		December 31, 2021		March 31, 2022		December 31, 2021
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$472,640	$14,685	$551,606	$20,826	$472,640	$18,574	$551,606	$11,336
Risk participation agreements	1,458	—	—	—	52,729	218	—	—
Mortgage loan commitments	—	—	87,986	1,467	71,233	142	26,329	66
Forward sales contracts	137,378	3,062	56,086	88	—	—	98,500	74
	$611,476	$17,747	$695,678	$22,381	$596,602	$18,934	$676,435	$11,476

(1)Included in Other assets on the Consolidated Statements of Financial Condition, with the exception of certain interest swaps and mortgage loan commitments (with a fair value of $3,000 at March 31, 2022 and $20,000 at December 31, 2021), which are included in Loans Receivable.
(2)Included in Other Liabilities on the Consolidated Statements of Financial Condition.

Gains (losses) recognized in income on non-designated hedging instruments for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Location on Consolidated Statements of Operations	Three Months Ended March 31,
		2022	2021
Mortgage loan commitments	Mortgage banking operations	$(1,532)	$(2,284)
Forward sales contracts	Mortgage banking operations	2,212	3,011
		$680	$727

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at March 31, 2022 or December 31, 2021, it could have been required to settle its obligations under the agreements at the termination value. As of March 31, 2022 and December 31, 2021, the termination value of derivatives in a net liability position related to these agreements was $676,000 and $24.9 million, respectively. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $40.4 million and $45.8 million as of March 31, 2022 and December 31, 2021, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable. In addition, some of interest rate swap derivatives between Banner Bank and the dealer counterparties are cleared through central clearing houses. These clearing houses characterize the variation margin payments as settlements of the derivative’s market exposure and not as collateral. The variation margin is treated as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative liability. As of March 31, 2022 and December 31, 2021, the variation margin adjustment was a negative adjustment of $11.8 million and $10.7 million, respectively.

The following tables present additional information related to the Company’s derivative contracts, by type of financial instrument, as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$14,685	$—	$14,685	$—	$—	$14,685
	$14,685	$—	$14,685	$—	$—	$14,685

Derivative liabilities
Interest rate swaps	$19,076	$—	$19,076	$—	$(676)	$18,400
	$19,076	$—	$19,076	$—	$(676)	$18,400

	December 31, 2021
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$20,826	$—	$20,826	$—	$—	$20,826
	$20,826	$—	$20,826	$—	$—	$20,826

Derivative liabilities
Interest rate swaps	$11,615	$—	$11,615	$—	$(9,669)	$1,946
	$11,615	$—	$11,615	$—	$(9,669)	$1,946

NOTE 14: REVENUE FROM CONTRACTS WITH CLIENTS

Disaggregation of Revenue:

Deposit fees and other service charges for the three months ended March 31, 2022 and 2021 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Deposit service charges	$5,467	$4,113
Debit and credit card interchange fees	5,677	5,290
Debit and credit card expense	(2,624)	(2,520)
Merchant services income	3,536	3,142
Merchant services expense	(2,898)	(2,532)
Other service charges	2,031	1,446
Total deposit fees and other service charges	$11,189	$8,939

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

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington which owns one subsidiary bank, Banner Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of March 31, 2022, it had 141 full service branch offices and 18 loan production offices located in Washington, Oregon, California, Idaho and Utah.  Banner Corporation is subject to regulation by the Federal Reserve.  Banner Bank is subject to regulation by the Washington DFI and the FDIC.  As of March 31, 2022, we had total consolidated assets of $16.78 billion, total loans of $9.15 billion, total deposits of $14.52 billion and total shareholders’ equity of $1.56 billion.

Banner Bank is a regional bank which offers a wide variety of commercial banking services and financial products to individuals, businesses and public sector entities in its primary market areas.  The Bank’s primary business is that of traditional banking institutions, accepting deposits and originating loans in locations surrounding their offices in Washington, Oregon, California and Idaho.  Banner Bank is also an active participant in secondary loan markets, engaging in mortgage banking operations largely through the origination and sale of one- to four-family and multifamily residential loans.  Lending activities include commercial business and commercial real estate loans, agriculture business loans, construction and land development loans, one- to four-family and multifamily residential loans, SBA loans and consumer loans.

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

For the quarter ended March 31, 2022, our net income was $44.0 million, or $1.27 per diluted share, compared to $49.9 million, or $1.44 per diluted share, for the preceding quarter and compared to $46.9 million, or $1.33 per diluted share, for the quarter ended March 31, 2021. The current quarter was positively impacted by the recapture of provision for credit losses, decreased funding costs and decreased non-interest expense, offset by decreased mortgage banking income and reduced interest income due to lower yields on total interest earning assets and a decline in the acceleration of the recognition of deferred loan fee income due to loan repayments from SBA PPP loan forgiveness compared to both the preceding and prior year quarters.

Our adjusted earnings (a non-GAAP financial measure), which excludes net gain or loss on sales of securities, changes in the valuation of financial instruments carried at fair value, merger and acquisition-related expenses, COVID-19 expenses, Banner Forward expenses, loss on extinguishment of debt and related tax expenses or benefits, were $46.1 million, or $1.33 per diluted share, for the quarter ended March 31, 2022, compared to $50.7 million, or $1.47 per diluted share, for the preceding quarter and compared to $47.7 million, or $1.35 per diluted share, for the quarter ended March 31, 2021.

During the third quarter of 2021 we began implementing Banner Forward, a bank-wide initiative to drive revenue growth and reduce operating expense. The remaining efficiency-related initiatives are anticipated to be implemented sequentially over the next two quarters with implementation of the revenue initiatives ramping up in the second half of the year. Full implementation is expected by 2023, with the goal of delivering sequential improvements in operating performance over the course of the next five quarters while staying true to our mission and values. Banner Forward is focused on accelerating growth in commercial banking, deepening relationships with retail clients, and advancing technology strategies to enhance our digital service channels, while streamlining underwriting and back office processes. During the first quarter of 2022, we incurred expenses of $2.5 million related to Banner Forward.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of client deposits, FHLB advances, other borrowings, subordinated notes, and junior subordinated debentures. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets, interest-bearing liabilities and non-interest-bearing funding sources including non-interest-bearing deposits. Our net interest income decreased $2.9 million, or 2% to $118.7 million, compared to $121.5 million in the preceding quarter and increased $1.0 million, or 1%, compared to $117.7 million for the same quarter one year earlier. The lower net interest income during the quarter compared to the preceding quarter was primarily due to a decline in the acceleration of the recognition of deferred loan fee income due to loan repayments from SBA PPP loan forgiveness and a decrease in average interest-earning assets, partially offset by decreases in the cost of funding liabilities. The increase in net interest income during the current quarter compared to the prior year quarter was primarily due to decreases in the cost of funding liabilities as well as an increase in the average balance of interest-earning assets, partially offset by a decline in the acceleration of the recognition of deferred loan fee income due to loan repayments from SBA PPP loan forgiveness and lower yields on average interest-earning assets.

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

Our total revenues (net interest income plus total non-interest income) for the first quarter of 2022 decreased 5% to $138.1 million, compared to $146.0 million in the preceding quarter, and decreased $3.9 million, or 3%, compared to $141.9 million for the same period a year earlier, primarily due to a decline in the acceleration of the recognition of deferred loan fee income due to loan repayments from SBA PPP loan forgiveness as well as lower income from mortgage banking operations.  Our total non-interest income, which is a component of total revenue and includes the net gain on sale of securities and changes in the value of financial instruments carried at fair value, was $19.4 million for the quarter ended March 31, 2022, compared to $24.5 million in the preceding quarter and $24.3 million for the quarter ended March 31, 2021, primarily due to the decrease in mortgage banking income and the preceding quarter including some positive fair value gains, partially offset by an increase in deposit fees and other services charges. The decrease in mortgage banking income for the current quarter compared to both the preceding and prior year quarters was primarily due to a decrease in the gain on sale margin on one- to four-family held-for-sale loans as well as a reduction in the volume of one- to four-family sold. The lower mortgage banking revenue for the current quarter compared to both the preceding and prior year quarters is also due in part to a downward fair value adjustment recorded on multifamily held for sale loans at quarter end due to increases in market interest rates.

Non-interest expense was $91.2 million in the first quarter of 2022, compared to $91.8 million in the preceding quarter and $93.5 million in the first quarter of 2021. Our non-interest expense decreased in the first quarter of 2022, compared to the preceding quarter largely as a result of decreases in occupancy and equipment expenses, advertising and marketing expenses and loss on extinguishment of debt, partially offset by an increase in salary and employee benefits expenses primarily due to severance costs and typical higher payroll taxes in the first quarter of a year partially offset by lower salary expense and a decrease in capitalized loan origination costs. The decrease in non-interest expense during the first quarter of 2022, compared to the same quarter a year ago was largely as a result of decreases in salary and employee benefits expense, primarily due to a reduction in staffing, and professional and legal expenses, primarily due to a reduction in consultant expense, partially offset by a decrease in capitalized loan origination costs and the loss on extinguishment of debt.

We recorded a $7.0 million recapture of provision for credit losses in the quarter ended March 31, 2022, compared to a $5.2 million recapture of provision for credit losses in the prior quarter and a $9.3 million provision for credit losses for the quarter ended March 31, 2021. The recapture of provision for credit losses for the current and preceding quarters primarily reflects improvement in the level of adversely classified loans as well as in the economic indicators utilized to calculate credit losses. The allowance for credit losses - loans at March 31, 2022 was $125.5 million, representing 674% of non-performing loans, compared to $132.1 million, or 578% of non-performing loans at December 31, 2021. In addition to the allowance for credit losses - loans, Banner maintains an allowance for credit losses - unfunded loan commitments which was $12.9 million at March 31, 2022, compared to $12.4 million at December 31, 2021. Non-performing loans were $18.6 million at March 31, 2022, compared to $22.8 million at December 31, 2021 and $36.6 million a year earlier. (See Note 4, Loans Receivable and the Allowance for Credit Losses, as well as “Asset Quality” below in this Form 10-Q.)

*Non-GAAP financial measures: Net income, revenues and other earnings and expense information excluding fair value adjustments, gains or losses on the sale of securities, merger and acquisition-related expenses, loss on extinguishment of debt, COVID-19 expenses, Banner Forward expenses, amortization of CDI, REO operations, state/municipal tax expense and the related tax benefit, are non-GAAP financial measures.  Management has presented these and other non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations and to facilitate the comparison of our performance with the performance of our peers.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three Months Ended March 31, 2022 and 2021” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (dollars in thousands except per share data):

	Quarters Ended
	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021
ADJUSTED REVENUE
Net interest income (GAAP)	$118,654	$121,530	$117,661
Total non-interest income	19,427	24,474	24,272
Total revenue (GAAP)	138,081	146,004	141,933
Exclude net (gain) loss on sale of securities	(435)	136	(485)
Exclude change in valuation of financial instruments carried at fair value	(49)	(2,721)	(59)
Adjusted Revenue (non-GAAP)	$137,597	$143,419	$141,389

	Quarters Ended
	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021
ADJUSTED EARNINGS
Net income (GAAP)	$43,963	$49,927	$46,855
Exclude net (gain) loss on sale of securities	(435)	136	(485)
Exclude net change in valuation of financial instruments carried at fair value	(49)	(2,721)	(59)
Exclude merger and acquisition-related expenses	—	—	571
Exclude COVID-19 expenses	—	127	148
Exclude Banner Forward expenses	2,465	1,157	950
Exclude loss on extinguishment of debt	793	2,284	—
Exclude related net tax benefit	(666)	(236)	(270)
Total adjusted earnings (non-GAAP)	$46,071	$50,674	$47,710
Diluted earnings per share (GAAP)	$1.27	$1.44	$1.33
Diluted adjusted earnings per share (non-GAAP)	$1.33	$1.47	$1.35

	Quarters Ended
	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021
ADJUSTED EFFICIENCY RATIO
Non-interest expense (GAAP)	$91,195	$91,805	$93,527
Exclude merger and acquisition-related expenses	—	—	(571)
Exclude COVID-19 expenses	—	(127)	(148)
Exclude Banner Forward expenses	(2,465)	(1,157)	(950)
Exclude CDI amortization	(1,424)	(1,574)	(1,711)
Exclude state/municipal tax expense	(1,162)	(976)	(1,065)
Exclude REO operations	79	(49)	242
Exclude loss on extinguishment of debt	(793)	(2,284)	—
Adjusted non-interest expense (non-GAAP)	$85,430	$85,638	$89,324

Net interest income (GAAP)	$118,654	$121,530	$117,661
Non-interest income (GAAP)	19,427	24,474	24,272
Total revenue	138,081	146,004	141,933
Exclude net (gain) loss on sale of securities	(435)	136	(485)
Exclude net change in valuation of financial instruments carried at fair value	(49)	(2,721)	(59)
Adjusted revenue (non-GAAP)	$137,597	$143,419	$141,389

Efficiency ratio (GAAP)	66.04%	62.88%	65.90%
Adjusted efficiency ratio (non-GAAP)	62.09%	59.71%	63.18%

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

TANGIBLE COMMON SHAREHOLDERS’ EQUITY TO TANGIBLE ASSETS
	March 31, 2022	December 31, 2021	March 31, 2021
Shareholders’ equity (GAAP)	$1,563,780	$1,690,327	$1,618,817
Exclude goodwill and other intangible assets, net	386,552	387,976	392,836
Tangible common shareholders’ equity (non-GAAP)	$1,177,228	$1,302,351	$1,225,981
Total assets (GAAP)	$16,776,171	$16,804,872	$16,119,792
Exclude goodwill and other intangible assets, net	386,552	387,976	392,836
Total tangible assets (non-GAAP)	$16,389,619	$16,416,896	$15,726,956
Common shareholders’ equity to total assets (GAAP)	9.32%	10.06%	10.04%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	7.18%	7.93%	7.80%

TANGIBLE COMMON SHAREHOLDERS’ EQUITY PER SHARE
Tangible common shareholders’ equity (non-GAAP)	$1,177,228	$1,302,351	$1,225,981
Common shares outstanding at end of period	34,372,784	34,252,632	34,735,343
Common shareholders’ equity (book value) per share (GAAP)	$45.49	$49.35	$46.60
Tangible common shareholders’ equity (tangible book value) per share (non-GAAP)	$34.25	$38.02	$35.29

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

Summary of Critical Accounting Policies and Estimates

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified certain accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  Management believes the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods.  There have been no significant changes in our application of accounting policies since December 31, 2021.  For additional information concerning critical accounting policies, see the Selected Notes to the Consolidated Financial Statements and the following:

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

For commercial real estate, multifamily real estate, construction and land, commercial business and agricultural loans with risk rating segmentation, historical credit loss assumptions are estimated using a model that categorizes loan pools based on loan type and risk rating. For one- to four- family residential loans, consumer loans, home equity lines of credit, small business loans, and small balance commercial real estate loans, historical credit loss assumptions are estimated using a model that categorizes loan pools based on loan type and delinquency status. These models calculate an expected life-of-loan loss percentage for each loan category by calculating the probability of default, based on the migration of loans from performing to loss by risk rating or delinquency categories using historical life-of-loan analysis and the severity of loss, based on the aggregate net lifetime losses incurred for each loan pool. For credit cards, historical credit loss assumptions are estimated using a model that calculates an expected life-of-loan loss percentage for each loan category by considering the historical cumulative losses based on the aggregate net lifetime losses incurred for each loan pool. The model captures historical loss data commencing with the first quarter of 2008. For loans evaluated collectively, management uses economic indicators to adjust the historical loss rates so that they better reflect management’s expectations of future conditions over the remaining lives of the loans in the portfolio based on reasonable and supportable forecasts. These economic indicators are selected based on correlation to the Company’s historical credit loss experience and are evaluated for each loan category. The economic indicators evaluated include the unemployment rate, gross domestic product, real estate price indices and growth, industrial employment, corporate profits, the household consumer debt service ratio, the household mortgage debt service ratio, and single family median home price growth. Management considers various economic scenarios and forecasts when evaluating the economic indicators and probability weights the various scenarios to arrive at the forecast that most reflects management’s expectations of future conditions. The selection of a more optimistic or pessimistic economic forecast would result in a lower or higher allowance for credit losses. The use of a protracted slump economic forecast would have increased the allowance for credit losses - loans by approximately 6% as of March 31, 2022, where the use of a stronger near-term growth economic forecast would result in a negligible decrease in the allowance for credit losses - loans as of March 31, 2022. The allowance for credit losses - loans is then adjusted for the period in which those forecasts are considered to be reasonable and supportable. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the adjustments discontinue to be applied so that the model reverts back to the historical loss rates using a straight line reversion method. Management selected a reasonable and supportable forecast period of 12 months with a reversion period of 12 months. Both the reasonable and supportable forecast period and the reversion period are periodically reviewed by management.

Further, for loans evaluated collectively, management also considers qualitative and environmental (QE) factors for each loan category to adjust for differences between the historical periods used to calculate historical loss rates and expected conditions over the remaining lives of the loans in the portfolio. In determining the aggregate adjustment needed management considers the financial condition of the borrowers, the nature and volume of the loans, the remaining terms and the extent of prepayments on the loans, the volume and severity of past due and classified loans as well as the value of the underlying collateral on loans in which the collateral dependent practical expedient has not been used. Management also considers the Company’s lending policies, the quality of the Company’s credit review system, the quality of the Company’s management and lending staff, and the regulatory and economic environments in the areas in which the Company’s lending activities are concentrated. Management uses a scale to assign QE factor adjustments based on the level of estimated impact which requires a significant amount of judgment. Generally, adjustments to QE factors are made in five basis-point increments. Some QE factors impact all loan segments equally while others may impact some loan segments more or less than others. If management’s judgment were different for a QE factor that impacts all loan segments equally, a five basis-point change in this QE factor would increase or decrease the allowance for credit losses by 3.6% as of March 31, 2022.

Fair Value Accounting and Measurement: (Note 8) We use fair value measurements to record fair value adjustments to certain financial assets and liabilities.  A hierarchical disclosure framework associated with the level of pricing observability is utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Determining the fair value of financial instruments with unobservable inputs requires a significant amount of judgment. This includes the discount rate used to fair value our trust preferred securities and junior subordinated debentures. A 25 basis-point increase or decrease in the discount rate used to calculate the fair value of our trust preferred securities would result in a $832,000 decrease or increase in the reported fair value as of March 31, 2022, with an offsetting adjustment to our non-interest income. A 25 basis-point increase or decrease in the discount rate used to calculate the fair value of our junior subordinated debentures would result in a $2.1 million decrease or increase in the reported fair value as of March 31, 2022, with an offsetting adjustment to our accumulated other comprehensive income.

Goodwill: (Note 6) Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination and is not amortized but is reviewed annually, or more frequently as current circumstances and conditions warrant, for impairment. An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment involves judgment by management on determining whether there have been any triggering events that have occurred which would indicate potential impairment. Such trigger events considered by management could include: a) macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, or other developments in equity and credit markets; b) industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics (consider in both absolute terms and relative to peers), a change in the market for an entity’s products or services, or a regulatory or political development; c) cost factors such as increases in labor, or other costs that have a negative effect on earnings and cash flows; d) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; e) other relevant entity-specific events such as changes in management, key personnel, strategy, or clients; or litigation; f) events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing of all, or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit; g) if applicable, a sustained decrease in share price (consider in both absolute terms and relative to peers). If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment test is used to identify the existence of impairment and the amount of impairment loss and compares the reporting unit’s estimated fair values, including goodwill, to its carrying amount. If a quantitative goodwill impairment test is required, management would engage a third-party valuation firm to estimate the fair value of the reporting unit. Various valuation methodologies are considered when estimating the reporting unit’s fair value. These methodologies could include a comparable transaction approach, a control premium approach and a discounted cash flow approach, as well as others. The specific factors used in these various valuation methodologies that require judgment include the selection of comparable market transactions, discount rates, earnings capitalization rates and the future projected earnings of the reporting unit. Changes in these assumptions could result in changes to the estimated fair value of the reporting unit. If the fair value exceeds the carry amount, then goodwill is not considered impaired. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill allocated to the reporting unit. The impairment loss would be recognized as a charge to earnings. The Company completed an assessment of qualitative factors and the potential triggering events noted above as of March 31, 2022 and concluded that no further analysis was required as it is more likely than not that the fair value of Banner Bank, the reporting unit, exceeds the carrying value.

Income Taxes and Deferred Taxes: (Note 9) The Company and its wholly-owned subsidiaries file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon, California, Utah, Idaho and Montana.  Income taxes are accounted for using the asset and liability method.  Under this method a deferred tax asset or liability is determined based on the enacted tax rates which are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  A 1% change in tax rates would result in a $3.6 million increase or decrease in our net deferred tax asset as of March 31, 2022. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information and maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the tax authorities and newly enacted statutory, judicial and regulatory guidance that could impact the relative merits of tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. A valuation allowance is required to be recognized if it is more likely than not that all or a portion of our deferred tax assets will not be realized. The evaluation pertaining to the tax expense and related deferred tax asset and liability balances involves a high degree of judgment and subjectivity around the measurement and resolution of these matters. This includes an evaluation of our ability to use our net operating loss carryforwards. The ultimate realization of the deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible.

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

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

General:  Total assets decreased $28.7 million, to $16.78 billion at March 31, 2022, from $16.80 billion at December 31, 2021. The decrease was largely the result of a decrease in interest bearing deposits, partially offset by loan growth and an increase in bank-owned life insurance.
Loans and lending: Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans to total deposits ratio at a level designed to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. Our loan to deposit ratio typically ranges from 90% to 95%. Our loan to deposit ratio at March 31, 2022 was 63%, which reflects the unprecedented level of market liquidity and decrease in business activity due to the impacts of the COVID-19 pandemic. We expect our loan to deposit ratio to remain below historical levels for the foreseeable future. We offer a wide range of loan products to meet the demands of our clients. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Total loans receivable increased $61.9 million during the three months ended March 31, 2022, primarily reflecting increased multifamily real estate, commercial construction, multifamily construction, one- to four-family construction, land and land development, one-to-four family residential and consumer loan balances, partially offset by decreased commercial real estate, and commercial business loan balances due to SBA PPP loan forgiveness repayments, as well as decreased agricultural business loan balances. Excluding SBA PPP loans, total loans receivable increased $137.2 million during the three months ended March 31, 2022. At March 31, 2022, our loans receivable totaled $9.15 billion compared to $9.08 billion at December 31, 2021 and $9.95 billion at March 31, 2021.

During the first quarter of 2022, the Company changed the segmentation of its Small Balance CRE loan category based on the common risk characteristics used to measure the allowance for credit losses. The presentation of loans receivable at December 31, 2021 and March 31, 2021 has been revised to match the segmentation used in the current period presentation. The following table sets forth the composition of the Company’s loans receivable by type of loan as of the dates indicated (dollars in thousands):

				Percentage Change
	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021	Prior Year End	Prior Year
Commercial real estate:
Owner-occupied	$872,801	$831,623	$759,490	5.0%	14.9%
Investment properties	1,670,896	1,674,027	1,616,795	(0.2)	3.3
Small balance CRE	1,162,164	1,281,863	1,315,435	(9.3)	(11.7)
Multifamily real estate	598,588	530,885	394,787	12.8	51.6
Construction, land and land development:
Commercial construction	179,796	167,998	197,476	7.0	(9.0)
Multifamily construction	274,015	259,116	305,694	5.7	(10.4)
One- to four-family construction	582,800	568,753	542,840	2.5	7.4
Land and land development	317,560	313,454	266,730	1.3	19.1
Commercial business:
Commercial business	1,081,847	1,038,206	1,094,952	4.2	(1.2)
SBA PPP	57,854	132,574	1,280,291	(56.4)	(95.5)
Small business scored	817,065	792,310	717,502	3.1	13.9
Agricultural business, including secured by farmland:
Agricultural business, including secured by farmland	244,580	279,224	219,335	(12.4)	11.5
SBA PPP	708	1,354	36,316	(47.7)	(98.1)
One- to four-family residential	718,403	657,474	629,357	9.3	14.1
Consumer:
Consumer—home equity revolving lines of credit	470,485	458,533	466,132	2.6	0.9
Consumer—other	97,067	97,369	104,565	(0.3)	(7.2)
Total loans receivable	$9,146,629	$9,084,763	$9,947,697	0.7%	(8.1)%

Our commercial real estate loans for owner-occupied, investment properties, and small balance CRE totaled $3.71 billion, or 41% of our loan portfolio at March 31, 2022. In addition, multifamily residential real estate loans totaled $598.6 million and comprised 7% of our loan portfolio. Commercial real estate loans decreased by $81.7 million during the first three months of 2022 while multifamily real estate loans increased by $67.7 million.

We also originate commercial, multifamily, and one- to four-family construction, land and land development loans, which totaled $1.35 billion, or 15% of our loan portfolio at March 31, 2022, compared to $1.31 billion at both December 31, 2021 and March 31, 2021. One- to four-family construction balances increased $14.0 million, or 2%, to $582.8 million at March 31, 2022 compared to $568.8 million at December 31, 2021 and increased $40.0 million, or 7%, compared to $542.8 million at March 31, 2021. One- to four-family construction loans represented approximately 6% of our total loan portfolio at March 31, 2022, and includes both speculative construction and one- to four-family all-in-one construction loans made to owner occupants that convert to permanent loans upon completion of the homes and are often sold into the secondary market.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  Our commercial business lending, to a lesser extent, includes participation in certain syndicated loans, including shared national credits, which totaled $190.1 million at March 31, 2022. Our commercial and agricultural business loans decreased $41.6 million to $2.20 billion at March 31, 2022, compared to $2.24 billion at December 31, 2021, and decreased $1.15 billion, or 34%, compared to $3.35 billion at March 31, 2021. The decrease reflects SBA PPP loan repayments from SBA loan forgiveness during 2022. SBA PPP loans decreased 56% to $58.6 million at March 31, 2022, compared to $133.9 million at December 31, 2021, and decreased 96% when compared to $1.32 billion at March 31, 2021. Commercial and agricultural business loans represented approximately 24% of our portfolio at March 31, 2022.

We are active originators of one- to four-family residential loans in most communities where we have established offices in Washington, Oregon, California and Idaho. Most of the one- to four-family residential loans that we originate are sold in secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. Our one- to four-family residential loan originations have recently been strong, as interest rates remained low during 2021, however, the volume of one- to four-family residential loan originations began to decline during the current quarter due to the shift to a rising rate environment. At March 31, 2022, our outstanding balance of one- to four-family residential loans retained in our portfolio increased $60.9 million, to $718.4 million, compared to $657.5 million at December 31, 2021, and increased $89.0 million, or 14%, compared to $629.4 million at March 31, 2021. One- to four-family residential loans represented 8% of our loan portfolio at March 31, 2022.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit clients. At March 31, 2022, consumer loans, including home equity revolving lines of credit, increased $11.7 million to $567.6 million, compared to $555.9 million at December 31, 2021, and decreased $3.1 million compared to $570.7 million at March 31, 2021.

The following table shows the commitment amount for loan origination (excluding loans held for sale) activity for the three months ended March 31, 2022 and March 31, 2021 (in thousands):

	Three Months Ended
	Mar 31, 2022	Mar 31, 2021
Commercial real estate	$87,421	$91,217
Multifamily real estate	21,169	12,878
Construction and land	545,475	447,369
Commercial business:
Commercial business	272,513	115,911
SBA PPP	—	428,180
Agricultural business	28,676	27,167
One-to four- family residential	55,821	57,731
Consumer	121,959	87,322
Total commitment amount for loan originations (excluding loans held for sale)	$1,133,034	$1,267,775

Loans held for sale decreased to $64.2 million at March 31, 2022, compared to $96.5 million at December 31, 2021, as the sales of held-for-sale loans exceeded originations of held-for-sale loans during the three months ended March 31, 2022. Loans held for sale were $135.3 million at March 31, 2021. Originations of loans held for sale increased to $208.3 million for the three months ended March 31, 2022 compared to $190.2 million in the preceding quarter and decreased when compared to $301.4 million for the same period last year, primarily due to decreased refinance activity for one- to four-family residential mortgage loans due to the increase in interest rates during the current quarter. The volume of one- to four-family residential mortgage loans sold was $210.4 million during the three months ended March 31, 2022, compared to $245.9 million in the preceding quarter and $300.3 million in the same period a year ago. During the three months ended March 31, 2022, we sold $15.8 million in multifamily loans, compared to none in the preceding quarter and $107.7 million for the same period a year ago. Loans held for sale at March 31, 2022 included $44.9 million of multifamily loans and $56.1 million of one- to four-family residential mortgage loans compared to $54.5 million of multifamily loans and $80.8 million of one- to four-family residential mortgage loans at March 31, 2021.

The following table presents loans by geographic concentration at March 31, 2022, December 31, 2021 and March 31, 2021 (dollars in thousands):

	Mar 31, 2022		Dec 31, 2021	Mar 31, 2021	Percentage Change
	Amount	Percentage	Amount	Amount	Prior Year End	Prior Year Qtr
Washington	$4,254,748	46.6%	$4,264,590	$4,683,600	(0.2)%	(9.2)%
California	2,195,904	24.0	2,138,340	2,320,384	2.7	(5.4)
Oregon	1,629,281	17.8	1,652,364	1,801,104	(1.4)	(9.5)
Idaho	541,706	5.9	525,141	539,061	3.2	0.5
Utah	84,720	0.9	74,913	92,399	13.1	(8.3)
Other	440,270	4.8	429,415	511,149	2.5	(13.9)
Total loans receivable	$9,146,629	100.0%	$9,084,763	$9,947,697	0.7%	(8.1)%

Investment Securities: Our total investment in securities increased $3.5 million to $4.19 billion at March 31, 2022 from December 31, 2021. Securities purchased exceeded sales, paydowns and maturities during the three-month period ended March 31, 2022, as we continued to deploy excess balance sheet liquidity at a measured pace. Purchases were primarily in mortgage-backed securities. The average effective duration of Banner’s securities portfolio was approximately 6.2 years at March 31, 2022. During the current quarter, $458.6 million of securities were transferred from available for sale to securities held to maturity to limit the impact that potential future interest rates changes would have on our AOCI. Net fair value adjustments to the portfolio of securities held for trading, which were included in net income, were an increase of $373,000 in the three months ended March 31, 2022. In addition, fair value adjustments for securities designated as available-for-sale reflected a decrease of $153.1 million for the three months ended March 31, 2022, which was included net of the associated tax benefit of $36.7 million as a component of other comprehensive income, and largely occurred as a result of increases in market interest rates during the quarter. (See Note 3 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.) The Company held $300.0 million of securities purchased under resell agreements at both March 31, 2022 and December 31, 2021.

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

The following table sets forth the Company’s deposits by type of deposit account as of the dates indicated (dollars in thousands):

				Percentage Change
	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021	Prior Year End	Prior Year Quarter
Non-interest-bearing	$6,494,852	$6,385,177	$5,994,693	1.7%	8.3%
Interest-bearing checking	1,971,936	1,947,414	1,722,085	1.3	14.5
Regular savings accounts	2,853,891	2,784,716	2,597,731	2.5	9.9
Money market accounts	2,402,731	2,370,995	2,327,380	1.3	3.2
Interest-bearing transaction & savings accounts	7,228,558	7,103,125	6,647,196	1.8	8.7
Total core deposits	13,723,410	13,488,302	12,641,889	1.7	8.6
Interest-bearing certificates	800,364	838,631	906,978	(4.6)	(11.8)
Total deposits	$14,523,774	$14,326,933	$13,548,867	1.4%	7.2%
Total deposits were $14.52 billion at March 31, 2022, compared to $14.33 billion at December 31, 2021 and $13.55 billion a year ago. The $196.8 million increase in total deposits compared to December 31, 2021 reflects a $235.1 million increase in core deposits, partially offset by a decrease in certificates of deposit. The increase in total deposits from year end was due primarily to an increase in client deposit accounts due to reduced business investment and changes in consumer spending habits. Non-interest-bearing account balances increased 2% to $6.49 billion at March 31, 2022, compared to $6.39 billion at December 31, 2021, and increased 8% compared to $5.99 billion a year ago. Interest-bearing transaction and savings accounts increased 2% to $7.23 billion at March 31, 2022, compared to $7.10 billion at December 31, 2021, and increased 9% compared to $6.65 billion a year ago. Certificates of deposit decreased 5% to $800.4 million at March 31, 2022, compared to $838.6 million at December 31, 2021 and decreased 12% compared to $907.0 million a year ago. We had no brokered deposits at March 31, 2022 or December 31, 2021. Core deposits represented 94% of total deposits at both March 31, 2022 and December 31, 2021.

The following table presents deposits by geographic concentration at March 31, 2022, December 31, 2021 and March 31, 2021 (dollars in thousands):

	Mar 31, 2022		Dec 31, 2021	Mar 31, 2021	Percentage Change
	Amount	Percentage	Amount	Amount	Prior Year End	Prior Year Quarter
Washington	$8,067,253	55.5%	$7,952,376	$7,504,389	1.4%	7.5%
Oregon	3,140,393	21.6	3,067,054	2,929,027	2.4	7.2
California	2,520,655	17.4	2,524,296	2,401,299	(0.1)	5.0
Idaho	795,473	5.5	783,207	714,152	1.6	11.4
Total deposits	$14,523,774	100.0%	$14,326,933	$13,548,867	1.4%	7.2%

Borrowings: We had no FHLB advances at March 31, 2022, compared to $50.0 million at December 31, 2021 as increased core deposits was a sufficient source of funding. Other borrowings, consisting of retail repurchase agreements primarily related to client cash management accounts, increased $2.3 million, or 1%, to $266.8 million at March 31, 2022, compared to $264.5 million at December 31, 2021. Junior subordinated debentures totaled $70.5 million at March 31, 2022 compared to $119.8 million at December 31, 2021, as Banner redeemed $50.5 million of junior subordinated debentures during the current quarter. Subordinated notes, net of issuance costs were $98.7 million at March 31, 2022 compared to $98.6 million at December 31, 2021.

Shareholders’ Equity: Total shareholders’ equity decreased $126.5 million to $1.56 billion at March 31, 2022. The decrease in shareholders’ equity is primarily due to the $154.3 million decrease in AOCI, primarily representing the unrealized loss and related decrease in the fair value of securities available-for-sale, net of tax and the accrual of $15.1 million of cash dividends to common shareholders, partially offset by the $44.0 million of year-to-date net income During the three months ended March 31, 2022, no shares of restricted stock were forfeited and no shares of our common stock were purchased other than 52,706 shares surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants. (See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” in this Form 10-Q.) Tangible common shareholders’ equity, which excludes goodwill and other intangible assets, decreased $125.1 million to $1.18 billion, or 7.18% of tangible assets at March 31, 2022, compared to $1.30 billion, or 7.93% of tangible assets at December 31, 2021. The decrease in tangible common shareholders’ equity as a percentage of tangible assets was primarily due to the decrease in tangible common shareholders’ equity primarily due to the previously mentioned decrease in accumulated other comprehensive income.

Comparison of Results of Operations for the Three Months Ended March 31, 2022, December 31, 2021 and March 31, 2021

For the quarter ended March 31, 2022, our net income was $44.0 million, or $1.27 per diluted share, compared to $49.9 million, or $1.44 per diluted share, for the preceding quarter and $46.9 million, or $1.33 per diluted share, for the quarter ended March 31, 2021. Our net income for the current quarter included a recapture of provision for credit losses of $7.0 million as well as decreased funding costs, partially offset by decreased mortgage banking income and a decline in the acceleration of the recognition of deferred loan fee income due to loan repayments from SBA PPP loan forgiveness compared to both the preceding and prior year quarters. Our results for the quarter ended March 31, 2022 included no COVID-19 related expenses or acquisition-related expenses. This compares to $127,000 of COVID-19 related expenses and no acquisition-related expenses for the preceding quarter and $148,000 of COVID-19 related expenses and $571,000 of acquisition-related expenses for the quarter ended March 31, 2021.

A decline in the acceleration of deferred loan fee income due to SBA PPP loan repayments from SBA loan forgiveness coupled with fewer days in the current quarter, partially offset by decreased funding costs, produced decreased net interest income for the quarter compared to the preceding quarter. Growth in the balance of average interest-earning assets and decreased funding costs, partially offset by a decline in the acceleration of deferred loan fee income due to SBA PPP loan repayments from SBA loan forgiveness and the decline in the average yield on interest-earning assets, produced increased net interest income for the quarter compared to the same period a year earlier. The decreases in net interest income and mortgage banking income resulted in revenues decreasing for the quarter ended March 31, 2022, compared to the preceding quarter. The increase in net interest income was offset by decreased mortgage banking income, resulting in revenues decreasing for the quarter ended March 31, 2022, compared to the same period a year earlier. Banner recorded a $7.0 million recapture of provision for credit losses for the quarter ended March 31, 2022, compared to a $5.2 million recapture of provision for credit losses in the prior quarter and a $9.3 million recapture of provision for credit losses in the same quarter a year ago. The recapture of provision for credit losses for the current and preceding quarters primarily reflects an improvement in economic conditions and a decrease in adversely classified loans. Non-interest expenses decreased in the quarter ended March 31, 2022 compared to the prior quarter and same quarter a year ago.

The decrease in non-interest expense for the current quarter compared to the prior quarter reflects decreases in occupancy and equipment expenses, advertising and marketing expenses and loss on extinguishment of debt, partially offset an increase in salary and employee benefits expenses primarily due to severance costs and typical higher payroll taxes in the first quarter of a year partially offset by lower salary expense and a decrease in capitalized loan origination costs. Banner recorded a $793,000 loss on extinguishment of debt as a result of the redemption of $50.5 million of junior subordinated debentures during the first quarter of 2022, compared to a $2.3 million loss as a result of the redemption of $8.2 million of junior subordinated debentures during the prior quarter. The year-over-year quarterly decrease in non-interest expense primarily reflects decreases in salary and employee benefits expense, primarily due to a reduction in staffing, and professional and legal expenses, primarily due to a reduction in consultant expense. The year-over-year quarterly decreases in non-interest expense were partially offset by a decrease in capitalized loan origination costs and the previously mentioned loss on extinguishment of debt.

OPERATING DATA:
	For the Quarters Ended
(In thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Interest income	$122,891	$126,546	$124,521
Interest expense	4,237	5,016	6,860
Net interest income	118,654	121,530	117,661
Recapture of provision for credit losses	(6,961)	(5,243)	(9,251)
Net interest income after provision for credit losses	125,615	126,773	126,912
Deposit fees and other service charges	11,189	10,341	8,939
Mortgage banking operations revenue	4,440	5,643	11,347
Net change in valuation of financial instruments carried at fair value	49	2,721	59
All other non-interest income	3,749	5,769	3,927
Total non-interest income	19,427	24,474	24,272
Salary and employee benefits	59,486	57,798	64,819
All other non-interest expenses	31,709	34,007	28,708
Total non-interest expense	91,195	91,805	93,527
Income before provision for income tax expense	53,847	59,442	57,657
Provision for income tax expense	9,884	9,515	10,802
Net income	$43,963	$49,927	$46,855

PER COMMON SHARE DATA:
	For the Quarters Ended
	March 31, 2022	December 31, 2021	March 31, 2021
Net income:
Basic	$1.28	$1.46	$1.34
Diluted	1.27	1.44	1.33

Net Interest Income. Net interest income decreased by $2.9 million, or 2%, to $118.7 million for the quarter ended March 31, 2022, compared to $121.5 million for the preceding quarter, and increased by $1.0 million, or 1%, compared to $117.7 million for the same quarter one year earlier. The lower net interest income during the quarter compared to the preceding quarter was primarily due to a decline in the acceleration of the recognition of deferred loan fee income due to loan repayments from SBA PPP loan forgiveness and fewer days in the current quarter, partially offset by decreases in the cost of funding liabilities. The increase in net interest income during the current quarter compared to the prior year quarter was primarily due to decreases in the cost of funding liabilities as well as an increase of $1.28 billion in the average balance of interest-earning assets, partially offset by a decline in the acceleration of the recognition of deferred loan fee income due to loan repayments from SBA PPP loan forgiveness and lower yields on average interest-earning assets. The lower yields for the current quarter compared to the same quarter a year ago reflect the low interest rate environment during 2021. The lower yields year-over-year also reflect the growth in the average balance of interest-earning assets primarily being invested in short term investments including interest bearing deposits and securities available for sale.

The net interest margin on a tax equivalent basis of 3.18% for the quarter ended March 31, 2022 was enhanced by three basis points as a result of acquisition accounting adjustments. This compares to a net interest margin on a tax equivalent basis of 3.17% for the preceding quarter and 3.44% for the quarter ended March 31, 2021. Both the previous and prior year quarters included five basis points from acquisition accounting adjustments. The increase in net interest margin compared to the preceding quarter was primarily due to higher core deposit balances and lower borrowings, resulting in a decrease in the cost of funding liabilities. This decrease was partially offset by lower interest income during the quarter, primarily as a result of a decline in the acceleration of the recognition of deferred loan fee income due to loan repayments from SBA PPP loan forgiveness. In March 2022, in response to inflation, the Federal Open Market Committee (“FOMC”) of the Federal Reserve System commenced increasing the target range for the federal funds rate by implementing a 25 basis point increase to a range of 0.25% to 0.50%. The FOMC has indicated further increases are to be expected this year. This recent increase, however, had limited impact on the current quarter’s net interest margin as the change in rate occurred towards the end of the quarter. The decrease in net interest margin compared to a year earlier reflects lower yields on average interest-earning assets, due to declines in market rates during 2021, and a larger percentage of interest-earning assets being invested in short term investments, partially offset by decreases in the cost of funding liabilities.

Interest Income. Interest income for the quarter ended March 31, 2022 was $122.9 million, compared to $126.5 million for the preceding quarter and $124.5 million for the same quarter in the prior year.  The decreases in interest income during the current quarter compared to both the preceding and prior year quarters occurred primarily as a result of a decline in the acceleration of deferred loan fee income due to SBA PPP loan repayments from SBA loan forgiveness. Lower yields on average interest-earning assets also contributed to the decrease in interest income compared to the prior year, partially offset by an increase in the average balance of interest-earning assets. The average balance of interest-earning assets was $15.42 billion for the quarter ended March 31, 2022, compared to $15.53 billion for the preceding quarter and $14.14 billion for the same quarter a year earlier. The average yield on total interest-earning assets was 3.29% for both the quarter ended March 31, 2022 and the preceding quarter, and was 3.64% for the same quarter one year earlier. The decrease in average yield between the current quarter and prior year quarter reflects a 13 basis-point decrease in the average yield on investment securities, as a larger percentage of interest earning assets were invested in low yielding short term investments, partially offset by a seven basis-point increase in the average yield on loans, reflecting the acceleration of the recognition of deferred loan fee income upon SBA repayment and forgiveness of low yielding SBA PPP loans. Average loans receivable for the quarter ended March 31, 2022 decreased $63.7 million, or 1%, to $9.16 billion, compared to $9.23 billion for the preceding quarter and decreased $921.4 million, or 9% compared to $10.08 billion for the same quarter in the prior year, reflecting the forgiveness of SBA PPP loans. Interest income on loans decreased by $4.6 million to $100.4 million for the current quarter from $104.9 million for the preceding quarter and $8.6 million from $108.9 million for the quarter ended March 31, 2021, reflecting the impact of the previously mentioned decrease in the average balance of loans receivable and a decline in the acceleration of the recognition of deferred loan fee income due to loan repayments from SBA PPP loan forgiveness.  The average yield on total loans decreased to 4.50% for the quarter ended March 31, 2022, from 4.57% in the preceding quarter and increased from 4.43% for the same quarter one year earlier. The decrease from the preceding quarter reflects the decrease in SBA PPP deferred loan fee income, while the increase compared to the year ago quarter reflects the lower yields on SBA PPP loans prior to the acceleration of deferred loan fee income as a result of SBA loan forgiveness. The acquisition accounting loan discount accretion and the related balance sheet impact added five basis points to the current quarter’s average loan yield, compared to eight basis points in the preceding quarter and seven basis points for the same quarter one year earlier.

The combined average balance of mortgage-backed securities, other investment securities, equity securities, interest-bearing deposits and FHLB stock (total investment securities or combined portfolio) decreased to $6.26 billion for the quarter ended March 31, 2022 (excluding the effect of fair value adjustments), compared to $6.30 billion for the preceding quarter and increased compared to $4.05 billion for the quarter ended March 31, 2021. The interest and dividend income from those investments increased by $924,000 compared to the preceding quarter and $6.9 million compared to the same quarter in the prior year. The average yield on the combined portfolio increased to 1.53% for the quarter ended March 31, 2022, from 1.43% in the preceding quarter and decreased from 1.66% for the same quarter one year earlier. The increase in average yield for the current quarter compared to the preceding quarter reflects an increase in the yield on mortgage-backed securities as well as a smaller percentage of interest earning assets being invested in interest-bearing deposits. The decrease in average yield for the current quarter compared to the prior year quarter reflects the overall decline in market interest rates during 2021 as well as the investment of excess liquidity in short term investments.

Interest Expense. Interest expense for the quarter ended March 31, 2022 was $4.2 million, compared to $5.0 million for the preceding quarter and compared to $6.9 million for the same quarter in the prior year. The interest expense decrease between the current quarter and preceding quarter reflects the decrease in total borrowings and a slight decrease in the average cost of total funding liabilities. The interest expense decrease between the current quarter and prior year quarter reflects a nine basis-point decrease in the average cost of all funding liabilities, partially offset by a $1.39 billion, or 10%, increase in the average balance of funding liabilities.

Deposit interest expense decreased $298,000, or 13%, to $2.1 million for the quarter ended March 31, 2022, compared to $2.4 million for the preceding quarter and $1.5 million, or 42%, compared to $3.6 million for the same quarter in the prior year, primarily as a result of a decrease in the cost of deposits, partially offset by an increase in the average balances. The average rate paid on total deposits decreased to 0.06% in the first quarter of 2022 from 0.07% for the preceding quarter and from 0.11% for the quarter ended March 31, 2021. The decrease in costs compared to the prior year also reflected an increase in the percentage of non-interest bearing deposits to total deposits. The cost of interest-bearing deposits decreased by one basis-point to 0.11% for the quarter ended March 31, 2022, compared to 0.12% in the preceding quarter and by nine basis points compared to 0.20% in the same quarter a year earlier. Average deposit balances increased to $14.41 billion for the quarter ended March 31, 2022, from $14.38 billion for the preceding quarter and from $12.92 billion for the quarter ended March 31, 2021.

The decrease in the cost of interest-bearing deposits during 2021 reflects the lag effect of the decreases in the target Fed Funds Rate during the first quarter of 2020 as well as a higher percentage of our interest-bearing deposits comprised of lower cost core deposits.

Interest expense on total borrowings decreased to $2.2 million for the quarter ended March 31, 2022 from $2.6 million for the preceding quarter and from $3.3 million for the quarter ended March 31, 2021. The decrease was primarily due to decreases in the average rate paid on total borrowings and in the average balance of the junior subordinated debentures. The average rate paid on total borrowings for the quarter ended March 31, 2022 decreased to 1.74% from 1.85% for the preceding quarter and from 2.21% for the same quarter one year earlier. Average total borrowings were $500.4 million for the quarter ended March 31, 2022, compared to $563.1 million for the preceding quarter and $595.3 million for the same quarter one year earlier.

Analysis of Net Interest Spread. The following tables present for the periods indicated our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities with additional comparative data on our operating performance (dollars in thousands):

ADDITIONAL FINANCIAL INFORMATION
(dollars in thousands)
(rates / ratios annualized)
ANALYSIS OF NET INTEREST SPREAD	Quarters Ended
	Mar 31, 2022			Dec 31, 2021			Mar 31, 2021
	Average Balance	Interest and Dividends	Yield / Cost(3)	Average Balance	Interest and Dividends	Yield / Cost(3)	Average Balance	Interest and Dividends	Yield / Cost(3)
Interest-earning assets:
Held for sale loans	$130,221	$1,115	3.47%	$73,101	$601	3.26%	$119,341	$925	3.14%
Mortgage loans	7,347,662	81,032	4.47%	7,362,363	83,059	4.48%	7,144,770	80,580	4.57%
Commercial/agricultural loans	1,479,216	15,011	4.12%	1,460,486	14,966	4.07%	1,519,062	15,919	4.25%
SBA PPP loans	88,720	2,784	12.73%	209,776	5,845	11.05%	1,172,492	10,792	3.73%
Consumer and other loans	115,881	1,700	5.95%	119,658	1,749	5.80%	127,469	1,947	6.19%
Total loans(1)	9,161,700	101,642	4.50%	9,225,384	106,220	4.57%	10,083,134	110,163	4.43%
Mortgage-backed securities	2,975,263	14,235	1.94%	2,838,759	13,344	1.86%	1,953,820	9,472	1.97%
Other securities	1,573,834	8,429	2.17%	1,550,383	8,466	2.17%	1,048,856	6,687	2.59%
Equity securities	—	—	—%	—	—	—%	1,742	—	—%
Interest-bearing deposits with banks	1,697,545	820	0.20%	1,901,165	731	0.15%	1,032,138	262	0.10%
FHLB stock	11,756	106	3.66%	12,000	135	4.46%	15,952	161	4.09%
Total investment securities	6,258,398	23,590	1.53%	6,302,307	22,676	1.43%	4,052,508	16,582	1.66%
Total interest-earning assets	15,420,098	125,232	3.29%	15,527,691	128,896	3.29%	14,135,642	126,745	3.64%
Non-interest-earning assets	1,372,182			1,306,437			1,237,281
Total assets	$16,792,280			$16,834,128			$15,372,923
Deposits:
Interest-bearing checking accounts	$1,958,824	273	0.06%	$1,875,097	289	0.06%	$1,616,824	315	0.08%
Savings accounts	2,816,774	354	0.05%	2,773,597	400	0.06%	2,486,820	521	0.08%
Money market accounts	2,390,621	506	0.09%	2,367,861	559	0.09%	2,242,748	775	0.14%
Certificates of deposit	825,028	953	0.47%	840,920	1,136	0.54%	913,053	1,998	0.89%
Total interest-bearing deposits	7,991,247	2,086	0.11%	7,857,475	2,384	0.12%	7,259,445	3,609	0.20%
Non-interest-bearing deposits	6,421,143	—	—%	6,523,149	—	—%	5,663,820	—	—%
Total deposits	14,412,390	2,086	0.06%	14,380,624	2,384	0.07%	12,923,265	3,609	0.11%
Other interest-bearing liabilities:
FHLB advances	42,222	291	2.80%	50,000	348	2.76%	144,444	934	2.62%
Other borrowings	266,148	84	0.13%	266,559	109	0.16%	202,930	109	0.22%
Junior subordinated debentures and subordinated notes	191,985	1,776	3.75%	246,510	2,175	3.50%	247,944	2,208	3.61%
Total borrowings	500,355	2,151	1.74%	563,069	2,632	1.85%	595,318	3,251	2.21%
Total funding liabilities	14,912,745	4,237	0.12%	14,943,693	5,016	0.13%	13,518,583	6,860	0.21%
Other non-interest-bearing liabilities(2)	225,953			216,940			207,560
Total liabilities	15,138,698			15,160,633			13,726,143
Shareholders’ equity	1,653,582			1,673,495			1,646,780
Total liabilities and shareholders’ equity	$16,792,280			$16,834,128			$15,372,923
Net interest income/rate spread (tax equivalent)		$120,995	3.17%		$123,880	3.16%		$119,885	3.43%
Net interest margin (tax equivalent)			3.18%			3.17%			3.44%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(2,341)			(2,350)			(2,224)
Net interest income and margin, as reported		$118,654	3.12%		$121,530	3.11%		$117,661	3.38%
Additional Key Financial Ratios:
Return on average assets			1.06%			1.18%			1.24%
Return on average equity			10.78%			11.84%			11.54%
Average equity/average assets			9.85%			9.94%			10.71%
Average interest-earning assets/average interest-bearing liabilities			181.59%			184.40%			179.96%
Average interest-earning assets/average funding liabilities			103.40%			103.91%			104.56%
Non-interest income/average assets			0.47%			0.58%			0.64%
Non-interest expense/average assets			2.20%			2.16%			2.47%
Efficiency ratio(4)			66.04%			62.88%			65.90%
Adjusted efficiency ratio(5)			62.09%			59.71%			63.18%
(1)Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $1.3 million for both the three months ended March 31, 2022 and December 31, 2021 and $1.2 million for the three months ended March 31, 2021. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.0 million, $1.1 million and $1.0 million for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively.
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

ADDITIONAL FINANCIAL INFORMATION
(dollars in thousands)
	Quarters Ended
CHANGE IN THE	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021
ALLOWANCE FOR CREDIT LOSSES - LOANS
Balance, beginning of period	$132,099	$139,915	$167,279
Recapture of provision for credit losses – loans	(7,376)	(8,127)	(8,035)
Recoveries of loans previously charged off:
Commercial real estate	87	635	24
Construction and land	384	—	100
One- to four-family residential	40	47	113
Commercial business	149	267	979
Agricultural business, including secured by farmland	118	5	—
Consumer	216	140	296
	994	1,094	1,512
Loans charged off:
Commercial real estate	(2)	(1)	(3,763)
Multifamily real estate	—	(59)	—
Construction and land	(5)	—	—
Commercial business	(82)	(488)	(789)
Consumer	(157)	(235)	(150)
	(246)	(783)	(4,702)
Net recoveries (charge-offs)	748	311	(3,190)
Balance, end of period	$125,471	$132,099	$156,054
Net recoveries (charge-offs) / Average loans receivable	0.008%	0.003%	(0.032)%

The provision for credit losses - loans reflects the amount required to maintain the allowance for credit losses - loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. During the quarter ended March 31, 2022, we recorded a recapture of provision for credit losses - loans of $7.4 million, compared to a recapture of provision for credit losses - loans of $8.1 million during the prior quarter and a recapture of provision for credit losses - loans of $8.0 million during the same quarter a year ago. The recapture of provision for credit losses - loans for the current quarter and prior quarters primarily reflects improvement in the economic indicators and a decrease in adversely classified loans. In addition, management has updated its assessment of qualitative factors including assessing the current conditions within the specific markets we serve compared to the national economic indicators. Future assessments of the expected credit losses will not only be impacted by changes to the reasonable and supportable forecast, but will also include an updated assessment of qualitative factors, as well as consideration of any required changes in the reasonable and supportable forecast reversion period. No allowance for credit losses-loans was recorded on the $58.6 million balance of SBA PPP loans at March 31, 2022 as these loans are fully guaranteed by the SBA.

Net loan recoveries were $748,000 for the quarter ended March 31, 2022 compared to net recoveries of $311,000 in the preceding quarter and net loan charge-offs of $3.2 million for the same quarter in the prior year. The allowance for credit losses - loans was $125.5 million at March 31, 2022 compared to $132.1 million at December 31, 2021 and $156.1 million at March 31, 2021. The allowance for credit losses - loans as a percentage of total loans (loans receivable excluding allowance for credit losses) was 1.37% at March 31, 2022 as compared to 1.45% at December 31, 2021 and 1.57% at March 31, 2021. The decrease in the allowance for credit losses - loans as a percentage of loans at March 31, 2022 compared to March 31, 2021 reflects the recapture of provision for credit losses - loans recorded during 2022, primarily as the result of the improvement in the forecasted economic indicators as well as the decrease in adversely classified loans.

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

	Quarters Ended
CHANGE IN THE	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021
ALLOWANCE FOR CREDIT LOSSES - UNFUNDED LOAN COMMITMENTS
Balance, beginning of period	$12,432	$10,127	$13,297
Provision/(recapture) for credit losses - unfunded loan commitments	428	2,305	(1,220)
Balance, end of period	$12,860	$12,432	$12,077

The allowance for credit losses - unfunded loan commitments was $12.9 million at March 31, 2022, compared to $12.4 million at December 31, 2021 and compared to $12.1 million at March 31, 2021. The increase in the allowance for credit losses - unfunded loan commitments reflects the provision for credit losses - unfunded loan commitments recorded during the current quarter. During the quarter ended March 31, 2022, we recorded a provision for credit losses - unfunded loan commitments of $428,000, compared to a $2.3 million provision for loan losses - unfunded loan commitments during the preceding quarter and compared to a $1.2 million recapture of provision for loan losses - unfunded loan commitments during the comparable quarter a year ago. The provision for credit losses - unfunded loan commitments during the current and preceding quarters was primarily the result of increases in unfunded loan commitments.

Non-interest Income. The following table presents the key components of non-interest income for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Quarters Ended			Change		Percentage Change
	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021	Prior Quarter	Prior Yr Quarter	Prior Quarter	Prior Yr Quarter
Deposit fees and other service charges	$11,189	$10,341	$8,939	$848	$2,250	8.2%	25.2%
Mortgage banking operations	4,440	5,643	11,347	(1,203)	(6,907)	(21.3)	(60.9)
Bank owned life insurance	1,631	1,203	1,307	428	324	35.6	24.8
Miscellaneous	1,683	4,702	2,135	(3,019)	(452)	(64.2)	(21.2)
	18,943	21,889	23,728	(2,946)	(4,785)	(13.5)	(20.2)
Net gain on sale of securities	435	(136)	485	571	(50)	(419.9)	(10.3)
Net change in valuation of financial instruments carried at fair value	49	2,721	59	(2,672)	(10)	(98.2)	(16.9)
Total non-interest income	$19,427	$24,474	$24,272	$(5,047)	$(4,845)	(20.6)	(20.0)

Non-interest income was $19.4 million for the quarter ended March 31, 2022, compared to $24.5 million for the preceding quarter and compared to $24.3 million for the same quarter in the prior year. Our non-interest income for the quarter ended March 31, 2022 included a $49,000 net gain for fair value adjustments and a net gain of $435,000 on sales of securities. For the quarter ended December 31, 2021, fair value adjustments resulted in a net gain of $2.7 million and we had a net loss of $136,000 on sale of securities. For the quarter ended March 31, 2021, fair value adjustments resulted in a net gain of $59,000 and we had a net gain of $485,000 on sale of securities. For a more detailed discussion of our fair value adjustments, please refer to Note 8 in the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.

Deposit fees and other service charges increased by $848,000, or 8%, for the quarter ended March 31, 2022, compared to the preceding quarter and $2.3 million, or 25%, compared to the same quarter a year ago. The increase in deposit fees and other service charges from the first quarter a year ago is primarily a result of increased deposit transaction account activity. Mortgage banking operations, including gains on one- to four-family and multifamily loan sales and loan servicing fees, decreased $1.2 million for the quarter ended March 31, 2022, compared to the preceding quarter and $6.9 million for the same quarter a year ago. Gains on sales of multifamily loans in the current quarter resulted in income of $340,000 for the quarter ended March 31, 2022, compared to none for the preceding quarter and compared to $1.7 million for the same period a year ago. Gains on sales of one- to four-family loans resulted in income of $4.1 million for the quarter ended March 31, 2022, compared to $6.5 million in the preceding quarter and compared to $9.8 million in the same period a year ago. The decrease in mortgage banking operations from the prior quarter and from the first quarter of 2021 primarily reflects a reduction in the volume of one- to four-family loans sold, as well as a decrease in the gain on sale margin on one- to four-family held-for-sale loans. The reduction in volumes reflects a reduction in refinancing activity as interest rates increased during the current quarter. Home purchase activity accounted for 64% of one- to four-family mortgage loan originations in both the first quarter of 2022 and in the prior quarter and was 54% in the first quarter of 2021. The lower mortgage banking revenue for the current quarter compared to the prior quarter is also due in part to a $603,000 lower of cost or market downward adjustment recorded on multifamily held for sale loans due to increases in market interest rates. The decrease in miscellaneous non-interest income from the prior quarter is primarily a result of a valuation adjustment on the SBA servicing asset and higher gains recognized in the prior quarter related to both SBA loans sold and the disposition of closed branch locations.

Non-interest Expense.  The following table represents key elements of non-interest expense for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Quarters Ended			Change		Percentage Change
	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021	Prior Quarter	Prior Yr Quarter	Prior Quarter	Prior Yr Quarter
Salaries and employee benefits	$59,486	$57,798	$64,819	$1,688	$(5,333)	2.9%	(8.2)%
Less capitalized loan origination costs	(6,230)	(7,647)	(9,696)	1,417	3,466	(18.5)	(35.7)
Occupancy and equipment	13,220	13,885	12,989	(665)	231	(4.8)	1.8
Information/computer data services	6,651	6,441	6,203	210	448	3.3	7.2
Payment and card processing expenses	4,896	5,062	4,326	(166)	570	(3.3)	13.2
Professional and legal expenses	2,180	2,251	3,328	(71)	(1,148)	(3.2)	(34.5)
Advertising and marketing	461	2,071	1,263	(1,610)	(802)	(77.7)	(63.5)
Deposit insurance expense	1,524	1,340	1,533	184	(9)	13.7	(0.6)
State/municipal business and use taxes	1,162	976	1,065	186	97	19.1	9.1
REO operations	(79)	49	(242)	(128)	163	(261.2)	(67.4)
Amortization of core deposit intangibles	1,424	1,574	1,711	(150)	(287)	(9.5)	(16.8)
Loss on extinguishment of debt	793	2,284	—	(1,491)	793	(65.3)	nm
Miscellaneous	5,707	5,594	5,509	113	198	2.0	3.6
	91,195	91,678	92,808	(483)	(1,613)	(0.5)	(1.7)
COVID-19 expenses	—	127	148	(127)	(148)	(100.0)	(100.0)
Merger and acquisition-related expenses	—	—	571	—	(571)	nm	(100.0)
Total non-interest expense	$91,195	$91,805	$93,527	$(610)	$(2,332)	(0.7)%	(2.5)%

Non-interest expenses were $91.2 million for the quarter ended March 31, 2022, compared to $91.8 million for the preceding quarter and $93.5 million for the quarter ended March 31, 2021. The current quarter non-interest expense includes decreases in occupancy and equipment expenses, advertising and marketing expenses and loss on extinguishment of debt, partially offset an increase in salary and employee benefits expenses. The year-over-year quarterly decrease in non-interest expense primarily reflects decreases in salary and employee benefits expense and professional and legal expenses, partially offset by a decrease in capitalized loan origination costs and the loss on extinguishment of debt. In addition, the quarter ended March 31, 2022 included no COVID-19 expenses, compared to $127,000 for the preceding quarter and $148,000 for the quarter ended March 31, 2021.

Salary and employee benefits expenses increased $1.7 million to $59.5 million for the quarter ended March 31, 2022, compared to $57.8 million for the preceding quarter, primarily due to severance costs and typical higher payroll taxes in the first quarter of a year partially offset by lower salary expense, and decreased $5.3 million, compared to $64.8 million for the quarter ended March 31, 2021, primarily reflecting a reduction in staffing. Capitalized loan origination costs decreased $1.4 million for the quarter ended March 31, 2022, compared to the preceding quarter and $3.5 million, compared to the same quarter in the prior year, primarily related to the origination of SBA PPP loans during the first quarter of 2021. Professional and legal expenses decreased $71,000 for the quarter ended March 31, 2022, compared to the preceding quarter and $1.1 million compared to the same quarter in the prior year, primarily due to a decrease in consulting expense. Advertising and marketing expenses decreased $1.6 million for the quarter ended March 31, 2021, compared to the preceding quarter and $802,000, compared to the same quarter in the prior year, primarily due to a reduction in direct mail marketing expenses. In addition, Banner recorded a $793,000 loss on extinguishment of debt as a result of the redemption of $50.5 million of junior subordinated debentures during the first quarter of 2022, compared to a $2.3 million loss as a result of the redemption of $8.2 million of junior subordinated debentures during the prior quarter.

Banner’s efficiency ratio was 66.04% for the current quarter, compared to 62.88% in the preceding quarter and 65.90% in the year ago quarter. Banner’s adjusted efficiency ratio was 62.09% for the current quarter, compared to 59.71% in the preceding quarter and to 63.18% in the year ago quarter. See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to the efficiency ratio.

Income Taxes. For the quarter ended March 31, 2022, we recognized $9.9 million in income tax expense for an effective tax rate of 18.4%, which reflects our normal statutory tax rate reduced by the effect of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting. Our statutory income tax rate is 23.6%, representing a blend of the statutory federal income tax rate of 21.0% and apportioned effects of the state income tax rates. For the quarter ended December 31, 2021, we recognized $9.5 million in income tax expense for an effective tax rate of 16.0%. For the quarter ended March 31, 2021, we recognized $10.8 million in income tax expense for an effective tax rate of 18.7%. For more discussion on our income taxes, please refer to Note 9 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

Asset Quality

Maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us. We actively engage our borrowers to resolve classified loans, problem assets and effectively manage REO as a result of foreclosures.

Non-Performing Assets:  Non-performing assets decreased to $19.1 million, or 0.11% of total assets, at March 31, 2022, from $23.7 million, or 0.14% of total assets, at December 31, 2021, and from $37.0 million, or 0.23% of total assets, at March 31, 2021. Our allowance for credit losses - loans was $125.5 million, or 674% of non-performing loans at March 31, 2022 compared to $132.1 million, or 578% of non-performing loans at December 31, 2021 and $156.1 million, or 426% of non-performing loans at March 31, 2021.  In addition to the allowance for credit losses - loans, the Company maintains an allowance for credit losses - unfunded loan commitments which was $12.9 million at March 31, 2022, compared to $12.4 million at December 31, 2021 and $12.1 million at March 31, 2021. We believe our level of non-performing loans and assets continues to be manageable at March 31, 2022. The primary components of the $19.1 million in non-performing assets were $17.9 million in nonaccrual loans, $682,000 in loans more than 90 days delinquent and still accruing interest, and $446,000 in REO and other repossessed assets.

Loans are reported as TDRs when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  If any TDR loan becomes delinquent or other matters call into question the borrower’s ability to repay full interest and principal in accordance with the restructured terms, the TDR loan would be reclassified as nonaccrual.  At March 31, 2022, we had $5.3 million of restructured loans performing under their restructured repayment terms.

The following table sets forth information with respect to our non-performing assets and restructured loans at the dates indicated (dollars in thousands):

	March 31, 2022	December 31, 2021	March 31, 2021
Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$10,618	$14,159	$21,615
Construction and land	119	479	986
One- to four-family	2,199	2,711	4,456
Commercial business	1,845	2,156	4,194
Agricultural business, including secured by farmland	1,021	1,022	1,536
Consumer	2,123	1,754	2,244
	17,925	22,281	35,031
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
One- to four-family	210	436	1,524
Commercial business	351	2	37
Consumer	121	117	—
	682	555	1,561
Total non-performing loans	18,607	22,836	36,592
REO, net	429	852	340
Other repossessed assets held for sale	17	17	37
Total non-performing assets	$19,053	$23,705	$36,969

Total non-performing assets to total assets	0.11%	0.14%	0.23%
Total nonaccrual loans to loans before allowance for credit losses	0.20%	0.25%	0.35%
Restructured loans performing under their restructured terms (2)	$5,279	$5,309	$6,424

Loans 30-89 days past due and on accrual	$9,611	$11,558	$19,233

(1)Includes $221,000 of nonaccrual TDR loans at March 31, 2022. For the three months ended March 31, 2022, we recognized interest income of $68,000 as a result of nonaccrual loan recovery activity, which includes the reversal of $43,000 of accrued interest as of the date the loan was placed on nonaccrual. There was no interest income recognized on nonaccrual loans for the three months ended March 31, 2022.
(2)These loans were performing under their restructured repayment terms at the dates indicated.

In addition to the non-performing loans as of March 31, 2022, we had other classified loans with an aggregate outstanding balance of $158.4 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

The following table presents the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade at the dates indicated (in thousands):

	March 31, 2022	December 31, 2021	March 31, 2021

Pass	$8,961,358	$8,874,468	$9,584,429
Special Mention	6,908	11,932	51,692
Substandard	178,363	198,363	311,576
Total	$9,146,629	$9,084,763	$9,947,697

The decrease in substandard loans during the three months ended March 31, 2022 primarily reflects the payoff of substandard loans as well as risk rating upgrades.

REO: REO was $429,000 at March 31, 2022 compared to $852,000 at December 31, 2021. The following table shows REO activity for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021 (in thousands):

	Three Months Ended
	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021
Balance, beginning of period	$852	$852	$816
Proceeds from dispositions of REO	(607)	—	(783)
Gain on sale of REO	184	—	307
Balance, end of period	$429	$852	$340

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

Our primary investing activity is the origination of loans and, in certain periods, the purchase of securities or loans.  During the three months ended March 31, 2022 and March 31, 2021, our loan originations, including originations of loans held for sale, exceeded our loan repayments by $176.9 million and $379.2 million, respectively. There were $75.6 million of loan purchases during the three months ended March 31, 2022 and no loan purchases during the three months ended March 31, 2021. This activity was funded primarily by increased core deposits and the sale of loans in 2022. During the three months ended March 31, 2022 and March 31, 2021, we received proceeds of $231.1 million and $427.8 million, respectively, from the sale of loans. Securities purchased during the three months ended March 31, 2022 and March 31, 2021 totaled $321.7 million and $1.26 billion, respectively, and securities repayments, maturities and sales in those periods were $127.3 million and $493.4 million, respectively.

Our primary financing activity is gathering deposits. Total deposits increased by $196.8 million during the first three months of 2022, as core deposits increased by $235.1 million, partially offset by a $38.3 million decrease in certificates of deposits. The increase in total deposits during the first three months of 2022 was due primarily to an increase in general client liquidity due to reduced business investment and consumer spending. Certificates of deposit are generally more vulnerable to competition and more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At March 31, 2022, certificates of deposit totaled $800.4 million, or 6% of our total deposits, including $626.9 million which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our certificates of deposit as they mature.

We had no FHLB advances at March 31, 2022, compared to $50.0 million at December 31, 2021. Other borrowings increased $2.3 million to $266.8 million at March 31, 2022 from $264.5 million at December 31, 2021.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the three months ended March 31, 2022 and 2021, we used our sources of funds primarily to fund loan commitments and purchase securities. At March 31, 2022, we had outstanding loan commitments totaling $4.17 billion, primarily relating to undisbursed loans in process and unused credit lines. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings.  We maintain credit facilities with the FHLB-Des Moines, which provided for advances that in the aggregate would equal the lesser of 45% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock).  At March 31, 2022, under these credit facilities based on pledged collateral, Banner Bank had $2.37 billion of available credit capacity. We had no advances under these credit facilities at March 31, 2022. In addition, Banner Bank has been approved for participation in the Borrower-In-Custody (BIC) program by the Federal Reserve Bank of San Francisco (FRBSF).  Under this program, based on pledged collateral, Banner Bank had available lines of credit of approximately $969.7 million as of March 31, 2022.  We had no funds borrowed from the FRBSF at March 31, 2022 or December 31, 2021. At March 31, 2022, Banner Bank also had uncommitted federal funds line of credit agreements with other financial institutions totaling $125.0 million. No balances were outstanding under these agreements as of March 31, 2022 or December 31, 2021. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage. Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner Corporation is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner Corporation’s primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.44 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2022 at this rate of $0.44 per share, our average total dividend paid each quarter would be approximately $15.1 million based on the number of outstanding shares at March 31, 2022. At March 31, 2022, the Company on an unconsolidated basis had liquid assets of $64.3 million.

As noted below, Banner Corporation and its subsidiary bank continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the three months ended March 31, 2022, total shareholders’ equity decreased $126.5 million, to $1.56 billion.  At March 31, 2022, tangible common shareholders’ equity, which excludes goodwill and other intangible assets, was $1.18 billion, or 7.18% of tangible assets.  See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to tangible common shareholders’ equity.  Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Bank to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets.  In addition to the minimum capital ratios, both Banner Corporation and the Bank are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital of more than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At March 31, 2022, Banner Corporation and the Bank each exceeded all regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 14 of the Notes to the Consolidated Financial Statements included in the 2021 Form 10-K for additional information regarding regulatory capital requirements for Banner Corporation and the Bank.)

The actual regulatory capital ratios calculated for Banner Corporation and Banner Bank as of March 31, 2022, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as “Adequately Capitalized”		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Amount
Banner Corporation—consolidated
Total capital to risk-weighted assets	$1,635,268	14.04%	$931,972	8.00%	$1,164,964	10.00%
Tier 1 capital to risk-weighted assets	1,411,733	12.12	698,979	6.00	698,979	6.00
Tier 1 leverage capital to average assets	1,411,733	8.58	658,314	4.00	n/a	n/a
Common equity tier 1 capital	1,325,233	11.38	524,234	4.50	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	1,566,752	13.46	931,257	8.00	1,164,071	10.00
Tier 1 capital to risk-weighted assets	1,443,217	12.40	698,442	6.00	931,257	8.00
Tier 1 leverage capital to average assets	1,443,217	8.77	658,008	4.00	822,510	5.00
Common equity tier 1 capital	1,443,217	12.40	523,832	4.50	756,646	6.50

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to clients than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of March 31, 2022, our loans with interest rate floors totaled $3.65 billion and had a weighted average floor rate of 4.34% compared to a current average note rate of 4.12%.  As of March 31, 2022, our loans with interest rates at their floors totaled $1.65 billion and had a weighted average note rate of 4.08% and our loans with interest rates below their floors totaled $358.8 million and had a weighted average note rate of 4.26%. The Company actively manages its exposure to interest rate risk through on-going adjustments to the mix of interest-earning assets and funding sources that affect the repricing speeds of loans, investments, interest-bearing deposits and borrowings.

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

The following table sets forth, as of March 31, 2022, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$83,016	16.5%	$177,171	17.4%	$(500,616)	(17.7)%
+300	75,509	15.0	165,178	16.3	(399,129)	(14.1)
+200	57,973	11.5	129,345	12.7	(289,769)	(10.3)
+100	35,839	7.1	81,934	8.1	(133,095)	(4.7)
0	—	—	—	—	—	—
-25	(10,572)	(2.1)	(24,744)	(2.4)	7,638	0.3
-50	(16,905)	(3.4)	(41,878)	(4.1)	11,151	0.4

(1)    Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.  The targeted Federal Funds Rate was between 0.25% and 0.50% at March 31, 2022.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 2022 (dollars in thousands).  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At March 31, 2022, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $4.75 billion, representing a one-year cumulative gap to total assets ratio of 28.31%.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of March 31, 2022 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$822,543	$45,534	$124,036	$35,580	$17,405	$980	$1,046,078
Fixed-rate mortgage loans	268,973	212,912	700,406	498,155	653,555	44,544	2,378,545
Adjustable-rate mortgage loans	1,118,745	319,103	934,764	1,046,332	229,799	5,592	3,654,335
Fixed-rate mortgage-backed securities	117,317	104,145	438,210	426,637	905,775	946,683	2,938,767
Adjustable-rate mortgage-backed securities	458,607	15,811	3,763	4,232	4,962	—	487,375
Fixed-rate commercial/agricultural loans	88,768	79,245	240,059	135,235	126,679	65,807	735,793
Adjustable-rate commercial/agricultural loans	682,971	19,591	62,640	44,030	6,208	9	815,449
Consumer and other loans	447,510	25,333	37,027	14,300	17,178	36,991	578,339
Investment securities and interest-earning deposits	1,973,808	24,140	94,732	121,708	373,057	201,702	2,789,147
Total rate sensitive assets	5,979,242	845,814	2,635,637	2,326,209	2,334,618	1,302,308	15,423,828
Interest-bearing liabilities: (2)
Regular savings	277,402	171,282	575,599	434,237	678,690	716,680	2,853,890
Interest checking accounts	173,067	79,163	282,269	234,629	429,165	773,643	1,971,936
Money market deposit accounts	252,521	138,614	468,226	357,357	570,177	615,836	2,402,731
Certificates of deposit	372,416	254,546	154,465	17,653	1,284	—	800,364
FHLB advances	—	—	—	—	—	—	—
Subordinated notes	—	—	—	100,000	—	—	100,000
Junior subordinated debentures	89,178	—	—	—	—	—	89,178
Retail repurchase agreements	266,778	—	—	—	—	—	266,778
Total rate sensitive liabilities	1,431,362	643,605	1,480,559	1,143,876	1,679,316	2,106,159	8,484,877
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$4,547,880	$202,209	$1,155,078	$1,182,333	$655,302	$(803,851)	$6,938,951
Cumulative excess of interest-sensitive assets	$4,547,880	$4,750,089	$5,905,167	$7,087,500	$7,742,802	$6,938,951	$6,938,951
Cumulative ratio of interest-earning assets to interest-bearing liabilities	417.73%	328.92%	266.08%	250.82%	221.38%	181.78%	181.78%
Interest sensitivity gap to total assets	27.11	1.21	6.89	7.05	3.91	(4.79)	41.36
Ratio of cumulative gap to total assets	27.11	28.31	35.20	42.25	46.15	41.36	41.36

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
(2)Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(1.4) billion, or (8.26)% of total assets at March 31, 2022.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three Months Ended March 31, 2022 and 2021” of this report on Form 10-Q.

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

(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls Over Financial Reporting:  In the quarter ended March 31, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

In the normal course of our business, we have various legal proceedings and other contingent matters pending. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. Furthermore, in some matters, it is difficult to assess potential exposure because the legal proceeding is still in the pretrial stage. These claims and counter claims typically arise during the course of collection efforts on problem loans or with respect to actions to enforce liens on properties in which we hold a security interest, although we also are subject to claims related to employment matters. Claims related to employment matters may include, but are not limited to: claims by our employees of discrimination, harassment, violations of wage and hour requirements, or violations of other federal, state, or local laws and claims of misconduct or negligence on the part of our employees. Some or all of these claims may lead to litigation, including class action litigation, and these matters may cause us to incur negative publicity with respect to alleged claims. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operation for any period. At March 31, 2022, we had accrued $11.4 million related to these legal proceedings. The ultimate outcome of these legal proceedings could be more or less than what we have accrued. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, operations or cash flows, except as set forth below.

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

ITEM 1A – Risk Factors

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2022:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
January 1, 2022 - January 31, 2022	—	$—	—	1,712,510
February 1, 2022 - February 28, 2022	983	60.79	—	1,712,510
March 1, 2022 - March 31, 2022	51,723	60.19	—	1,712,510
Total for quarter	52,706	60.21	—

Employees surrendered 52,706 shares to satisfy tax withholding obligations upon the vesting of restricted stock grants during the three months ended March 31, 2022.

On December 22, 2021, the Company announced that its Board of Directors had renewed its authorization to repurchase up to 5% of the Company’s common stock, or 1,712,510 of the Company’s outstanding shares. Under the authorization, shares may be repurchased by the Company in open market purchases. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the quarter ended March 31, 2022, the Company repurchased no shares under the repurchase authorization, leaving 1,712,510 available for future repurchase.

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

Banner Corporation

May 9, 2022	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

May 9, 2022	/s/ Peter J. Conner
Peter J. Conner
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)