Form 10-Q
period 2022-06-30
BANNER CORP
filed 2022-08-04
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).				Yes	☐	No	[x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:				As of July 31, 2022
Common Stock, $.01 par value per share				34,189,778 shares

BANNER CORPORATION AND SUBSIDIARIES

Special Note Regarding Forward-Looking Statements

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, liquidity, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied by our forward looking statements, including, but not limited to: potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, generally, resulting from the ongoing novel coronavirus of 2019 (COVID-19) and any governmental or societal responses thereto; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses and provisions for credit losses; the ability to manage loan delinquency rates; competitive pressures among financial services companies; changes in consumer spending or borrowing and spending habits; interest rate movements generally and the relative differences between short and long-term interest rates, loan and deposit interest rates, net interest margin and funding sources; uncertainty regarding the future of the London Interbank Offered Rate (LIBOR), and the transition away from LIBOR toward new interest rate benchmarks; the impact of repricing and competitors’ pricing initiatives on loan and deposit products; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values; the ability to adapt successfully to technological changes to meet clients’ needs and developments in the marketplace; the ability to access cost-effective funding; the ability to control operating costs and expenses; including the costs associated with our “Banner Forward” initiative; the use of estimates in determining fair value of certain assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect employees, and potential associated charges; disruptions, security breaches or other adverse events, failures or interruptions in, or attacks on, information technology systems or on the third-party vendors who perform critical processing functions; changes in financial markets; changes in economic conditions in general and in Washington, Idaho, Oregon and California in particular, including as a result of employment levels and labor shortages, and the effects of inflation, a potential recession or slowed economic growth caused by increasing oil prices and supply chain disruptions; secondary market conditions for loans and the ability to sell loans in the secondary market; the costs, effects and outcomes of litigation; legislation or regulatory changes or reforms, including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, results of safety and soundness and compliance examinations by the Board of Governors of the Federal Reserve System (the Federal Reserve), the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks, (the Washington DFI) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require restitution or institute an informal or formal enforcement action which could require an increase in reserves for loan losses, write-downs of assets or changes in regulatory capital position, or affect the ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions, any of which could adversely affect liquidity and earnings; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations; changes in accounting principles, policies or guidelines, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory and technological factors affecting operations, pricing, products and services; future acquisitions by Banner of other depository institutions or lines of business; and future goodwill impairment due to changes in Banner’s business, changes in market conditions, and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (SEC), including this report on Form 10-Q.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us. Further, many of these risks and uncertainties are currently amplified by and may continue to be amplified by or may, in the future, be amplified by, the COVID-19 pandemic.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.  All references to “Banner” refer to Banner Corporation and those to “the Bank” refer to its wholly-owned subsidiary, Banner Bank.

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
June 30, 2022 and December 31, 2021

ASSETS	June 30, 2022	December 31, 2021
Cash and due from banks	$294,717	$358,461
Interest bearing deposits	876,130	1,775,839
Total cash and cash equivalents	1,170,847	2,134,300
Securities—trading	27,886	26,981
Securities—available-for-sale, amortized cost $3,391,472 and $3,653,160, respectively	3,094,422	3,638,993
Securities—held-to-maturity, net of allowance for credit losses of $424 and $433, respectively, fair value $1,036,301 and $541,853, respectively	1,151,765	520,922
Total securities	4,274,073	4,186,896
Federal Home Loan Bank (FHLB) stock	10,000	12,000
Securities purchased under agreements to resell	300,000	300,000
Loans held for sale (includes $67,844 and $39,775, at fair value, respectively)	69,161	96,487
Loans receivable	9,456,829	9,084,763
Allowance for credit losses – loans	(128,702)	(132,099)
Net loans receivable	9,328,127	8,952,664
Accrued interest receivable	45,408	42,916
Real estate owned (REO), held for sale, net	340	852
Property and equipment, net	141,114	148,759
Goodwill	373,121	373,121
Other intangibles, net	11,870	14,855
Bank-owned life insurance (BOLI)	293,631	244,156
Deferred tax assets, net	146,543	71,138
Operating lease right-of-use assets	49,792	55,257
Other assets	171,170	171,471
Total assets	$16,385,197	$16,804,872
LIABILITIES
Deposits:
Non-interest-bearing	$6,388,815	$6,385,177
Interest-bearing transaction and savings accounts	7,067,437	7,103,125
Interest-bearing certificates	756,312	838,631
Total deposits	14,212,564	14,326,933
Advances from FHLB	—	50,000
Other borrowings	234,737	264,490
Subordinated notes, net	98,752	98,564
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	72,229	119,815
Operating lease liabilities	55,746	59,756
Accrued expenses and other liabilities	180,999	148,303
Deferred compensation	44,340	46,684
Total liabilities	14,899,367	15,114,545
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 34,191,330 shares issued and outstanding at June 30, 2022; 34,252,632 shares issued and outstanding at December 31, 2021	1,289,499	1,299,381
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2022; no shares issued and outstanding at December 31, 2021	—	—
Retained earnings	452,246	390,762
Carrying value of shares held in trust for stock-based compensation plans	(7,136)	(7,435)
Liability for common stock issued to stock related compensation plans	7,136	7,435
Accumulated other comprehensive (loss) income	(255,915)	184
Total shareholders’ equity	1,485,830	1,690,327
Total liabilities and shareholders’ equity	$16,385,197	$16,804,872
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except shares and per share amounts)
For the Three and Six Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
INTEREST INCOME:
Loans receivable	$104,506	$115,391	$204,856	$224,315
Mortgage-backed securities	16,819	11,437	30,928	20,808
Securities and cash equivalents	11,676	6,737	20,108	12,963
Total interest income	133,001	133,565	255,892	258,086
INTEREST EXPENSE:
Deposits	2,008	3,028	4,094	6,637
FHLB advances	—	655	291	1,589
Other borrowings	80	124	164	233
Subordinated debt	1,902	2,204	3,678	4,412
Total interest expense	3,990	6,011	8,227	12,871
Net interest income	129,011	127,554	247,665	245,215
PROVISION (RECAPTURE) FOR CREDIT LOSSES	4,534	(10,256)	(2,427)	(19,507)
Net interest income after provision (recapture) for credit losses	124,477	137,810	250,092	264,722
NON-INTEREST INCOME:
Deposit fees and other service charges	11,000	9,758	22,189	18,697
Mortgage banking operations	3,978	7,345	8,418	18,692
BOLI	2,239	1,245	3,870	2,552
Miscellaneous	2,051	3,853	3,734	5,988
	19,268	22,201	38,211	45,929
Net gain on sale of securities	32	77	467	562
Net change in valuation of financial instruments carried at fair value	69	58	118	117
Gain on sale of branches, including related deposits	7,804	—	7,804	—
Total non-interest income	27,173	22,336	46,600	46,608
NON-INTEREST EXPENSE:
Salary and employee benefits	60,832	61,935	120,318	126,754
Less capitalized loan origination costs	(7,222)	(8,768)	(13,452)	(18,464)
Occupancy and equipment	13,284	12,823	26,504	25,812
Information/computer data services	5,997	5,602	12,648	11,805
Payment and card processing expenses	5,682	4,975	10,578	9,301
Professional and legal expenses	2,878	4,371	5,058	7,699
Advertising and marketing	822	1,181	1,283	2,444
Deposit insurance	1,440	1,241	2,964	2,774
State/municipal business and use taxes	1,004	1,083	2,166	2,148
REO operations, net	(121)	118	(200)	(124)
Amortization of core deposit intangibles	1,425	1,711	2,849	3,422
Loss on extinguishment of debt	—	—	793	—
Miscellaneous	6,032	6,156	11,739	11,665
	92,053	92,428	183,248	185,236
COVID-19 expenses	—	117	—	265
Merger and acquisition - related expenses	—	79	—	650
Total non-interest expense	92,053	92,624	183,248	186,151
Income before provision for income taxes	59,597	67,522	113,444	125,179
PROVISION FOR INCOME TAXES	11,632	13,140	21,516	23,942
NET INCOME	$47,965	$54,382	$91,928	$101,237
Earnings per common share:
Basic	$1.40	$1.57	$2.68	$2.90
Diluted	$1.39	$1.56	$2.66	$2.88
Cumulative dividends declared per common share	$0.44	$0.41	$0.88	$0.82
Weighted average number of common shares outstanding:
Basic	34,307,001	34,736,639	34,303,889	34,854,357
Diluted	34,451,740	34,933,714	34,532,935	35,149,986
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three and Six Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NET INCOME	$47,965	$54,382	$91,928	$101,237
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF INCOME TAXES:
Unrealized holding (loss) gain on securities—available-for-sale arising during the period	(129,352)	33,619	(282,416)	(39,488)
Income tax benefit (expense) related to securities—available-for-sale unrealized holding (losses)/gains	31,044	(8,069)	67,780	9,477
Reclassification for net gain on securities—available-for-sale realized in earnings	(32)	(77)	(467)	(516)
Income tax expense related to securities—available-for-sale realized gains	8	19	112	124
Unrealized gain (loss) on securities transferred from available-for-sale to held-to-maturity	904	—	(33,368)	—
Income tax (expense) benefit related to securities transferred from available-for-sale to held-to-maturity	(218)	—	8,008	—
Net unrealized loss on interest rate swaps used in cash flow hedges	(3,779)	—	(18,554)	—
Income tax benefit related to interest rate swaps used in cash flow hedges	907	—	4,453	—
Changes in fair value of junior subordinated debentures related to instrument specific credit risk	(1,719)	(272)	(2,932)	(546)
Income tax benefit related to junior subordinated debentures	413	65	704	131
Reclassification of fair value of junior subordinated debentures redeemed	—	—	765	—
Income tax expense related to junior subordinated debentures redeemed	—	—	(184)	—
Other comprehensive (loss) income	(101,824)	25,285	(256,099)	(30,818)
COMPREHENSIVE (LOSS) INCOME	$(53,859)	$79,667	$(164,171)	$70,419

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands, except shares)
For the Six Months Ended June 30, 2022 and the Year Ended December 31, 2021

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2021	35,159,200	$1,349,879	$247,316	$69,069	$1,666,264

Net income			46,855		46,855
Other comprehensive loss, net of income tax				(56,103)	(56,103)
Accrual of dividends on common stock ($0.41/share)			(14,589)		(14,589)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	76,143	1,714			1,714
Repurchase of common stock	(500,000)	(25,324)			(25,324)

Balance, March 31, 2021	34,735,343	$1,326,269	$279,582	$12,966	$1,618,817

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity
	Shares	Amount
Balance, April 1, 2021	34,735,343	$1,326,269	$279,582	$12,966	$1,618,817

Net income			54,382		54,382
Other comprehensive income, net of income tax				25,285	25,285
Accrual of dividends on common stock ($0.41/share)			(14,459)		(14,459)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	65,545	(259)			(259)
Repurchase of common stock	(250,000)	(14,555)			(14,555)

Balance, June 30, 2021	34,550,888	$1,311,455	$319,505	$38,251	$1,669,211

Continued on next page

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
	Shares	Amounts
Balance, July 1, 2021	34,550,888	$1,311,455	$319,505	$38,251	$1,669,211

Net income			49,884		49,884
Other comprehensive loss, net of income tax				(23,312)	(23,312)
Accrual of dividends on common stock ($0.41/share)			(14,354)		(14,354)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	1,103	2,339			2,339
Repurchase of common stock	(300,000)	(16,649)			(16,649)

Balance, September 30, 2021	34,251,991	$1,297,145	$355,035	$14,939	$1,667,119

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
	Shares	Amounts
Balance, October 1, 2021	34,251,991	$1,297,145	$355,035	$14,939	$1,667,119

Net income			49,927		49,927
Other comprehensive loss, net of income tax				(14,755)	(14,755)
Accrual of dividends on common stock ($0.41/share)			(14,200)		(14,200)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	641	2,236			2,236

Balance, December 31, 2021	34,252,632	$1,299,381	$390,762	$184	$1,690,327

Continued on next page

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2022	34,252,632	$1,299,381	$390,762	$184	$1,690,327

Net income			43,963		43,963
Other comprehensive loss, net of income tax				(154,275)	(154,275)
Accrual of dividends on common stock ($0.44/share)			(15,066)		(15,066)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	120,152	(1,169)			(1,169)

Balance, March 31, 2022	34,372,784	$1,298,212	$419,659	$(154,091)	$1,563,780

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, April 1, 2022	34,372,784	$1,298,212	$419,659	$(154,091)	$1,563,780

Net income			47,965		47,965
Other comprehensive loss, net of income tax				(101,824)	(101,824)
Accrual of dividends on common stock ($0.44/share)			(15,378)		(15,378)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	18,546	2,247			2,247
Repurchase of common stock	(200,000)	(10,960)			(10,960)

Balance, June 30, 2022	34,191,330	$1,289,499	$452,246	$(255,915)	$1,485,830

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$91,928	$101,237
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	8,304	8,709
Deferred income/expense, net of amortization	(3,422)	(21,100)
Capitalized loan servicing rights, net of amortization	(282)	(321)
Amortization of core deposit intangibles	2,849	3,422
Gain on sale of securities, net	(467)	(562)
Net change in valuation of financial instruments carried at fair value	(118)	(117)
Gain on sale of branches, including related deposits	(7,804)	—
Decrease in deferred taxes	5,469	5,772
Increase in current taxes payable	11,935	365
Stock-based compensation	4,417	4,651
Net change in cash surrender value of BOLI	(3,176)	(2,247)
Gain on sale of loans, excluding capitalized servicing rights	(4,370)	(14,904)
Gain on disposal of real estate held for sale and property and equipment, net	(65)	(1,765)
Recapture of provision for credit losses	(2,427)	(19,507)
Loss on extinguishment of debt	765	—
Origination of loans held for sale	(299,105)	(504,319)
Proceeds from sales of loans held for sale	314,427	691,277
Net change in:
Other assets	(22,956)	(375)
Other liabilities	19,475	69,508
Net cash provided from operating activities	115,377	319,724
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(469,135)	(1,875,578)
Principal repayments and maturities of securities—available-for-sale	204,222	826,609
Proceeds from sales of securities—available-for-sale	24,491	51,495
Purchases of securities—held-to-maturity	(194,897)	(52,440)
Principal repayments and maturities of securities—held-to-maturity	26,052	17,142
Purchases of equity securities	—	(4,750)
Proceeds from sales of equity securities	—	4,796
Loan (originations) repayments, net	(279,298)	209,844
Purchases of loans and participating interest in loans	(75,919)	(33)
Proceeds from sales of other loans	9,962	31,297
Net cash paid related to branch divestiture	(168,137)	—
Purchases of property and equipment	(7,414)	(5,198)
Proceeds from sale of real estate held for sale and sale of other property	5,870	7,255
Proceeds from FHLB stock repurchase program	2,000	2,358
Purchase of securities purchased under agreements to resell	—	(300,000)
Investment in bank-owned life insurance	(50,043)	(47)
Other	3,601	1,381
Net cash used by investing activities	(968,645)	(1,085,869)
Continued on next page

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021
FINANCING ACTIVITIES:
Increase in deposits, net	$63,833	$1,069,412
Repayment of long term FHLB advances	(50,000)	(50,000)
(Decrease) increase in other borrowings, net	(29,752)	52,950
Repayment of junior subordinated debentures	(50,518)	—
Proceeds from redemption of trust securities related to junior subordinated debentures	1,518	—
Cash dividends paid	(30,967)	(29,393)
Cash paid for repurchase of common stock	(10,960)	(39,879)
Taxes paid related to net share settlement of equity awards	(3,339)	(3,197)
Net cash (used by) provided from financing activities	(110,185)	999,893
NET CHANGE IN CASH AND CASH EQUIVALENTS	(963,453)	233,748
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,134,300	1,234,183
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,170,847	$1,467,931

	Six Months Ended June 30,
	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$8,704	$13,339
Tax paid (refunds received)	1,540	(15,975)
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Transfer of loans to real estate owned and other repossessed assets	—	423
Dividends accrued but not paid until after period end	816	1,011
Loans, held-for-sale, transferred to portfolio	13,420	—
Securities, available-for-sale, transferred to held-to-maturity	462,159	—
DISPOSITIONS:
Assets divested	(1,539)	—
Liabilities divested	(178,209)	—

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2022 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and note disclosures have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. Certain reclassifications have been made to the 2021 Consolidated Financial Statements and/or schedules to conform to the 2022 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Banner’s consolidated financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for credit losses, (iii) the valuation of financial assets and liabilities recorded at fair value, (iv) the valuation of intangible assets, such as goodwill, core deposit intangibles (CDI) and loan servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation or recognition of deferred tax assets and liabilities, (vii) the valuation of assets and liabilities acquired in business combinations and subsequent recognition of related income and expense and (viii) the determination of estimated losses from legal proceedings and other contingent matters pending. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC (2021 Form 10-K).  There have been no significant changes in our application of these accounting policies during the first six months of 2022.

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

Fair Value Measurement (Topic 820)

In June 2022, the FASB issued guidance within ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this ASU affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value.

The amendments in this ASU are effective for fiscal years, beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Note 3:  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at June 30, 2022 and December 31, 2021 are summarized as follows (in thousands):

	June 30, 2022
	Amortized Cost	Fair Value
Trading:
Corporate bonds	$27,203	$27,886
	$27,203	$27,886

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$191,842	$177	$(1,126)	$—	$190,893
Municipal bonds	283,124	675	(32,499)	—	251,300
Corporate bonds	133,461	12	(5,969)	—	127,504
Mortgage-backed or related securities	2,580,045	697	(257,269)	—	2,323,473
Asset-backed securities	203,000	89	(1,837)	—	201,252
	$3,391,472	$1,650	$(298,700)	$—	$3,094,422

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$313	$—	$(4)	$309	$—
Municipal bonds	502,416	499	(58,474)	444,441	(196)
Corporate bonds	3,027	—	(19)	3,008	(228)
Mortgage-backed or related securities	646,433	—	(57,890)	588,543	—
	$1,152,189	$499	$(116,387)	$1,036,301	$(424)

	December 31, 2021
	Amortized Cost	Fair Value
Trading:
Corporate bonds	$27,203	$26,981
	$27,203	$26,981

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$201,101	$852	$(621)	$—	$201,332
Municipal bonds	293,761	15,171	(320)	—	308,612
Corporate bonds	114,427	3,103	(183)	—	117,347
Mortgage-backed or related securities	2,837,480	17,749	(49,961)	—	2,805,268
Asset-backed securities	206,391	52	(9)	—	206,434
	$3,653,160	$36,927	$(51,094)	$—	$3,638,993

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$316	$3	$—	$319	$—
Municipal bonds	420,555	20,743	(1,393)	439,905	(203)
Corporate bonds	3,092	—	(3)	3,089	(230)
Mortgage-backed or related securities	97,392	1,171	(23)	98,540	—
	$521,355	$21,917	$(1,419)	$541,853	$(433)

Accrued interest receivable on held-to-maturity debt securities was $4.9 million and $3.3 million as of June 30, 2022 and December 31, 2021, respectively, and was $10.4 million and $10.1 million on available-for-sale debt securities at June 30, 2022 and December 31, 2021, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Statements of Financial Condition and is excluded from the calculation of the allowance for credit losses.

At June 30, 2022 and December 31, 2021, the gross unrealized losses and the fair value for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	June 30, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$125,486	$(710)	$19,513	$(416)	$144,999	$(1,126)
Municipal bonds	197,628	(32,499)	—	—	197,628	(32,499)
Corporate bonds	121,892	(5,969)	—	—	121,892	(5,969)
Mortgage-backed or related securities	1,536,926	(160,253)	586,950	(97,016)	2,123,876	(257,269)
Asset-backed securities	94,788	(1,837)	—	—	94,788	(1,837)
	$2,076,720	$(201,268)	$606,463	$(97,432)	$2,683,183	$(298,700)

	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$—	$—	$71,306	$(621)	$71,306	$(621)
Municipal bonds	40,397	(221)	8,541	(99)	48,938	(320)
Corporate bonds	8,009	(121)	9,938	(62)	17,947	(183)
Mortgage-backed or related securities	1,307,411	(38,028)	721,454	(11,933)	2,028,865	(49,961)
Asset-backed securities	3,382	(9)	—	—	3,382	(9)
	$1,359,199	$(38,379)	$811,239	$(12,715)	$2,170,438	$(51,094)

At June 30, 2022, there were 263 securities—available-for-sale with unrealized losses, compared to 97 at December 31, 2021.  Management does not believe that any individual unrealized loss as of June 30, 2022 or December 31, 2021 resulted from credit loss.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

There were no sales of securities—trading during the six months ended June 30, 2022 or 2021. There were no securities—trading in a nonaccrual status at June 30, 2022 or December 31, 2021.  Net unrealized holding gains of $905,000 were recognized during the six months ended June 30, 2022 compared to $117,000 of net unrealized holding gains recognized during the six months ended June 30, 2021.

The following table presents gross gains and losses on sales and partial calls of securities available-for-sale (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Available-for-Sale:
Gross Gains	$81	$77	$516	$626
Gross Losses	(49)	—	(49)	(110)
Balance, end of the period	$32	$77	$467	$516

There were no securities—available-for-sale in a nonaccrual status at June 30, 2022 or December 31, 2021.

There were no sales of securities—held-to-maturity during the six months ended June 30, 2022 or June 30, 2021. There were no securities—held-to-maturity in a nonaccrual status or 30 days or more past due at June 30, 2022 or December 31, 2021.

There were no sales of equity securities during the six months ended June 30, 2022. During the six months ended June 30, 2021, the Company sold a $4.8 million equity security with a resulting net gain of $46,000.

The following table presents the amortized cost and estimated fair value of securities at June 30, 2022, by contractual maturity (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	June 30, 2022
	Trading		Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$—	$—	$2,415	$2,415	$8,970	$8,971
Maturing after one year through five years	—	—	274,688	266,205	42,855	42,572
Maturing after five years through ten years	—	—	707,130	672,333	25,284	24,832
Maturing after ten years	27,203	27,886	2,407,239	2,153,469	1,075,080	959,926
	$27,203	$27,886	$3,391,472	$3,094,422	$1,152,189	$1,036,301

The following table presents, as of June 30, 2022, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	June 30, 2022
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$234,535	$237,079	$216,480
Interest rate swap counterparties	8,057	8,212	8,055
Repurchase transaction accounts	286,698	308,284	269,311
Other	2,490	2,490	2,473
Total pledged securities	$531,780	$556,065	$496,319

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit ratings which are reviewed and updated quarterly. The Company’s non-rated held-to-maturity debt securities are primarily United States government sponsored enterprise debentures carrying minimal to no credit risk. The non-rated corporate bonds primarily consist of Community Reinvestment Act related bonds secured by loan instruments from low to moderate income borrowers. The remaining non-rated held-to-maturity debt securities balance is comprised of local municipal debt from within the Company’s geographic footprint and is monitored through quarterly or annual financial review. This municipal debt is predominately essential service or unlimited general obligation backed debt. The following tables summarize the amortized cost of held-to-maturity debt securities by credit rating at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$489,810	$500	$16,779	$507,089
Not Rated	313	12,606	2,527	629,654	645,100
	$313	$502,416	$3,027	$646,433	$1,152,189

	December 31, 2021
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$406,363	$500	$—	$406,863
Not Rated	316	14,192	2,592	97,392	114,492
	$316	$420,555	$3,092	$97,392	$521,355

The following tables present the activity in the allowance for credit losses for held-to-maturity debt securities by major type for the three and six months ended June 30, 2022 and June 30, 2021 (in thousands):

	For the Three Months Ended June 30, 2022
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses – securities
Beginning Balance	$—	$191	$229	$—	$420
Provision (recapture) for credit losses	—	5	(1)	—	4
Ending Balance	$—	$196	$228	$—	$424

	For the Six Months Ended June 30, 2022
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses – securities
Beginning Balance	$—	$203	$230	$—	$433
Recapture of provision for credit losses	—	(7)	(2)	—	(9)
Ending Balance	$—	$196	$228	$—	$424

	For the Three Months Ended June 30, 2021
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses – securities
Beginning Balance	$—	$61	$37	$—	$98
Provision for credit losses	—	3	9	—	12
Ending Balance	$—	$64	$46	$—	$110

	For the Six Months Ended June 30, 2021
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses – securities
Beginning Balance	$—	$59	$35	$—	$94
Provision for credit losses	—	5	11	—	16
Ending Balance	$—	$64	$46	$—	$110

Note 4: LOANS RECEIVABLE AND THE ALLOWANCE FOR CREDIT LOSSES - LOANS

During the first quarter of 2022, the Company changed the segmentation of its Small Balance CRE loan category based on the common risk characteristics used to measure the allowance for credit losses. The presentation of loans receivable at December 31, 2021 has been updated to match the segmentation used in the current period presentation. The following table presents the loans receivable at June 30, 2022 and December 31, 2021 by class (dollars in thousands).

	June 30, 2022		December 31, 2021
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$845,184	8.9%	$831,623	9.2%
Investment properties	1,628,105	17.2	1,674,027	18.4
Small balance CRE	1,191,903	12.6	1,281,863	14.1
Multifamily real estate	575,183	6.1	530,885	5.8
Construction, land and land development:
Commercial construction	193,984	2.1	167,998	1.8
Multifamily construction	256,952	2.7	259,116	2.9
One- to four-family construction	625,488	6.6	568,753	6.3
Land and land development	320,041	3.4	313,454	3.5
Commercial business:
Commercial business (1)	1,206,938	12.8	1,170,780	12.9
Small business scored	865,828	9.1	792,310	8.7
Agricultural business, including secured by farmland (2)	283,415	3.0	280,578	3.1
One- to four-family residential	868,175	9.2	657,474	7.2
Consumer:
Consumer—home equity revolving lines of credit	506,524	5.4	458,533	5.0
Consumer—other	89,109	0.9	97,369	1.1
Total loans	9,456,829	100.0%	9,084,763	100.0%
Less allowance for credit losses – loans	(128,702)		(132,099)
Net loans	$9,328,127		$8,952,664

(1)    Includes $30.7 million and $132.6 million of U.S. Small Business Administration (SBA) Paycheck Protection Program (PPP) loans as of June 30, 2022 and December 31, 2021, respectively.
(2)    Includes $356,000 of SBA PPP loans as of June 30, 2022 and $1.4 million as of December 31, 2021.

Loan amounts are net of unearned loan fees in excess of unamortized costs of $8.2 million as of June 30, 2022 and $8.6 million as of December 31, 2021. Net loans include net discounts on acquired loans of $7.7 million and $9.7 million as of June 30, 2022 and December 31, 2021, respectively. Net loans does not include accrued interest receivable. Accrued interest receivable on loans was $30.0 million as of June 30, 2022 and $29.2 million as of December 31, 2021 and was reported in accrued interest receivable on the Consolidated Statements of Financial Condition.

Purchased credit-deteriorated and purchased non-credit-deteriorated loans. Loans acquired in business combinations are recorded at their fair value at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-deteriorated (PCD) or purchased non-credit-deteriorated. There were no PCD loans acquired during the six months ended June 30, 2022.
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

The Company had $4.4 million and $5.5 million of TDRs as of June 30, 2022 and December 31, 2021, respectively. As of both June 30, 2022 and December 31, 2021, the Company had no commitments to advance additional funds related to TDRs.

There were no new TDRs that occurred during the six months ended June 30, 2022 or June 30, 2021.

There were no TDRs which incurred a payment default within 12 months of the restructure date during the three- and six-month periods ended June 30, 2022 and 2021. A default on a TDR results in either a transfer to nonaccrual status or a partial charge-off, or both.

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

The following tables present the Company’s portfolio of risk-rated loans by class and by grade as of June 30, 2022 and December 31, 2021 (in thousands). Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	June 30, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$76,892	$195,174	$163,847	$80,712	$67,811	$171,925	$16,409	$772,770
Special Mention	426	—	—	4,505	—	2,101	462	7,494
Substandard	10,309	3,258	—	15,878	16,471	19,004	—	64,920
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$87,627	$198,432	$163,847	$101,095	$84,282	$193,030	$16,871	$845,184

Commercial real estate - investment properties
Risk Rating
Pass	$93,977	$328,582	$168,078	$192,367	$176,405	$613,841	$12,620	$1,585,870
Special Mention	—	—	—	—	—	4,258	—	4,258
Substandard	11,623	14,350	—	3,318	—	7,342	1,344	37,977
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$105,600	$342,932	$168,078	$195,685	$176,405	$625,441	$13,964	$1,628,105

Multifamily real estate
Risk Rating
Pass	$80,857	$171,203	$79,195	$48,421	$29,962	$161,787	$2,276	$573,701
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,482	—	1,482
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$80,857	$171,203	$79,195	$48,421	$29,962	$163,269	$2,276	$575,183

	June 30, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Commercial construction
Risk Rating
Pass	$81,495	$84,706	$14,770	$3,640	$1,144	$—	$—	$185,755
Special Mention	—	1	—	—	—	—	—	1
Substandard	2,719	—	73	680	4,756	—	—	8,228
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$84,214	$84,707	$14,843	$4,320	$5,900	$—	$—	$193,984

Multifamily construction
Risk Rating
Pass	$67,425	$101,630	$63,098	$24,799	$—	$—	$—	$256,952
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$67,425	$101,630	$63,098	$24,799	$—	$—	$—	$256,952

One- to four- family construction
Risk Rating
Pass	$354,622	$265,197	$4,658	$332	$—	$—	$679	$625,488
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$354,622	$265,197	$4,658	$332	$—	$—	$679	$625,488

	June 30, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Land and land development
Risk Rating
Pass	$109,399	$132,696	$47,886	$15,653	$7,095	$6,964	$112	$319,805
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	13	22	97	104	—	236
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$109,399	$132,696	$47,899	$15,675	$7,192	$7,068	$112	$320,041

Commercial business
Risk Rating
Pass	$141,088	$181,575	$181,729	$159,650	$99,821	$99,309	$325,792	$1,188,964
Special Mention	—	1,847	781	—	2,906	17	3,309	8,860
Substandard	641	871	1,137	1,030	1,956	1,152	2,327	9,114
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$141,729	$184,293	$183,647	$160,680	$104,683	$100,478	$331,428	$1,206,938

Agricultural business including secured by farmland
Risk Rating
Pass	$24,443	$35,434	$20,545	$36,152	$26,089	$38,290	$94,742	$275,695
Special Mention	—	1,058	416	—	—	1,002	2,455	4,931
Substandard	1,582	—	42	594	427	67	77	2,789
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business including secured by farmland	$26,025	$36,492	$21,003	$36,746	$26,516	$39,359	$97,274	$283,415

	December 31, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$212,407	$172,968	$100,077	$83,124	$43,371	$153,472	$11,782	$777,201
Special Mention	—	—	2,185	—	—	74	—	2,259
Substandard	13,597	—	13,770	—	1,056	23,740	—	52,163
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$226,004	$172,968	$116,032	$83,124	$44,427	$177,286	$11,782	$831,623

Commercial real estate - investment properties
Risk Rating
Pass	$337,170	$165,174	$231,021	$183,787	$201,738	$467,821	$18,471	$1,605,182
Special Mention	—	—	240	4,131	—	—	—	4,371
Substandard	28,926	—	3,343	—	4,305	27,900	—	64,474
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$366,096	$165,174	$234,604	$187,918	$206,043	$495,721	$18,471	$1,674,027

Multifamily real estate
Risk Rating
Pass	$184,310	$75,226	$55,494	$33,708	$84,612	$88,055	$3,030	$524,435
Special Mention	—	—	—	—	—	—	—	—
Substandard	4,908	—	—	—	—	1,542	—	6,450
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$189,218	$75,226	$55,494	$33,708	$84,612	$89,597	$3,030	$530,885

	December 31, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Commercial construction
Risk Rating
Pass	$103,352	$31,841	$7,259	$8,087	$—	$—	$—	$150,539
Special Mention	—	—	—	—	—	—	—	—
Substandard	11,782	85	688	4,806	—	98	—	17,459
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$115,134	$31,926	$7,947	$12,893	$—	$98	$—	$167,998

Multifamily construction
Risk Rating
Pass	$86,643	$118,114	$54,359	$—	$—	$—	$—	$259,116
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$86,643	$118,114	$54,359	$—	$—	$—	$—	$259,116

One- to four- family construction
Risk Rating
Pass	$526,153	$40,133	$331	$—	$—	$216	$1,920	$568,753
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$526,153	$40,133	$331	$—	$—	$216	$1,920	$568,753

	December 31, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Land and land development
Risk Rating
Pass	$181,381	$89,895	$17,154	$8,141	$4,050	$7,870	$1,682	$310,173
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,876	14	263	—	—	128	—	3,281
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$184,257	$89,909	$17,417	$8,141	$4,050	$7,998	$1,682	$313,454

Commercial business
Risk Rating
Pass	$273,096	$214,166	$176,136	$121,211	$45,434	$78,049	$246,351	$1,154,443
Special Mention	65	77	—	241	19	8	2,430	2,840
Substandard	1,941	1,560	2,292	3,853	875	679	2,297	13,497
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$275,102	$215,803	$178,428	$125,305	$46,328	$78,736	$251,078	$1,170,780

Agricultural business including secured by farmland
Risk Rating
Pass	$33,119	$25,338	$49,951	$27,401	$11,918	$30,042	$99,410	$277,179
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	474	2,231	493	129	72	—	3,399
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business including secured by farmland	$33,119	$25,812	$52,182	$27,894	$12,047	$30,114	$99,410	$280,578

The following tables present the Company’s portfolio of non-risk-rated loans by class and delinquency status as of June 30, 2022 and December 31, 2021 (in thousands). Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	June 30, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Small balance CRE
Past Due Category
Current	$105,042	$206,414	$176,331	$138,887	$152,451	$407,624	$513	$1,187,262
30-59 Days Past Due	—	36	—	191	—	642	—	869
60-89 Days Past Due	—	1,957	—	—	—	1,813	—	3,770
90 Days + Past Due	—	—	—	—	—	2	—	2
Total Small balance CRE	$105,042	$208,407	$176,331	$139,078	$152,451	$410,081	$513	$1,191,903

Small business scored
Past Due Category
Current	$150,228	$216,449	$112,968	$95,526	$67,301	$99,350	$122,198	$864,020
30-59 Days Past Due	—	—	68	281	266	76	287	978
60-89 Days Past Due	—	9	—	272	—	30	25	336
90 Days + Past Due	—	—	52	42	71	329	—	494
Total Small business scored	$150,228	$216,458	$113,088	$96,121	$67,638	$99,785	$122,510	$865,828

One- to four- family residential
Past Due Category
Current	$275,306	$231,818	$62,716	$41,088	$40,791	$212,430	$992	$865,141
30-59 Days Past Due	—	26	—	—	—	185	—	211
60-89 Days Past Due	—	—	177	402	—	27	—	606
90 Days + Past Due	—	—	218	255	211	1,533	—	2,217
Total One- to four- family residential	$275,306	$231,844	$63,111	$41,745	$41,002	$214,175	$992	$868,175

	June 30, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$5,292	$1,957	$460	$1,433	$1,757	$4,519	$489,232	$504,650
30-59 Days Past Due	49	50	—	90	88	511	124	912
60-89 Days Past Due	96	—	—	—	38	76	—	210
90 Days + Past Due	—	—	73	210	64	305	100	752
Total Consumer—home equity revolving lines of credit	$5,437	$2,007	$533	$1,733	$1,947	$5,411	$489,456	$506,524

Consumer-other
Past Due Category
Current	$5,692	$15,007	$10,871	$7,464	$6,556	$19,631	$23,413	$88,634
30-59 Days Past Due	57	50	26	103	10	28	83	357
60-89 Days Past Due	—	—	14	29	—	—	53	96
90 Days + Past Due	—	—	12	—	—	10	—	22
Total Consumer-other	$5,749	$15,057	$10,923	$7,596	$6,566	$19,669	$23,549	$89,109

	December 31, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Small balance CRE
Past Due Category
Current	$215,933	$208,482	$157,342	$182,940	$138,239	$377,007	$533	$1,280,476
30-59 Days Past Due	40	—	—	—	49	—	—	89
60-89 Days Past Due	—	—	—	—	—	—	—	—
90 Days + Past Due	—	—	—	—	1,186	112	—	1,298
Total Small balance CRE	$215,973	$208,482	$157,342	$182,940	$139,474	$377,119	$533	$1,281,863

Small business scored
Past Due Category
Current	$235,435	$126,959	$109,483	$84,460	$55,940	$69,504	$108,632	$790,413
30-59 Days Past Due	260	268	—	133	74	4	185	924
60-89 Days Past Due	—	—	133	11	9	248	64	465
90 Days + Past Due	—	69	—	62	306	7	64	508
Total Small business scored	$235,695	$127,296	$109,616	$84,666	$56,329	$69,763	$108,945	$792,310

One- to four- family residential
Past Due Category
Current	$225,020	$77,873	$53,854	$48,299	$51,654	$195,479	$1,425	$653,604
30-59 Days Past Due	—	596	—	404	635	683	—	2,318
60-89 Days Past Due	—	—	2	295	—	30	—	327
90 Days + Past Due	—	—	—	167	—	1,058	—	1,225
Total One- to four- family residential	$225,020	$78,469	$53,856	$49,165	$52,289	$197,250	$1,425	$657,474

	December 31, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$7,135	$1,210	$1,324	$1,772	$1,764	$2,920	$440,352	$456,477
30-59 Days Past Due	147	—	—	23	37	568	210	985
60-89 Days Past Due	49	—	—	—	45	83	91	268
90 Days + Past Due	—	—	109	191	156	188	159	803
Total Consumer—home equity revolving lines of credit	$7,331	$1,210	$1,433	$1,986	$2,002	$3,759	$440,812	$458,533

Consumer-other
Past Due Category
Current	$18,640	$12,803	$8,676	$8,242	$6,138	$17,055	$25,336	$96,890
30-59 Days Past Due	—	114	13	150	22	29	60	388
60-89 Days Past Due	6	—	2	—	—	8	59	75
90 Days + Past Due	—	—	10	6	—	—	—	16
Total Consumer-other	$18,646	$12,917	$8,701	$8,398	$6,160	$17,092	$25,455	$97,369

The following tables provide the amortized cost basis of collateral-dependent loans as of June 30, 2022 and December 31, 2021 (in thousands). Our collateral dependent loans presented in the tables below have no significant concentrations by property type or location.

	June 30, 2022
	Real Estate	Equipment	Total
Commercial real estate:
Investment properties	$3,812	$—	$3,812
Small balance CRE	5,747	—	5,747
Commercial business	—	30	30
Agricultural business, including secured by farmland	427	594	1,021
Total	$9,986	$624	$10,610

	December 31, 2021
	Real Estate	Equipment	Total
Commercial real estate:
Owner-occupied	$921	$—	$921
Investment properties	6,136	—	6,136
Small balance CRE	5,902	—	5,902
Commercial business
Commercial business	17	47	64
Agricultural business, including secured by farmland	427	594	1,021
Total	$13,403	$641	$14,044

The following tables provide additional detail on the age analysis of the Company’s past due loans as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$51	$180	$899	$1,130	$844,054	$845,184	$—	$258	$899
Investment properties	—	3,644	—	3,644	1,624,461	1,628,105	3,127	3,812	—
Small balance CRE	869	3,770	2	4,641	1,187,262	1,191,903	5,750	5,971	—
Multifamily real estate	—	—	—	—	575,183	575,183	—	—	—
Construction, land and land development:
Commercial construction	—	—	—	—	193,984	193,984	—	—	—
Multifamily construction	—	—	—	—	256,952	256,952	—	—	—
One- to four-family construction	—	—	—	—	625,488	625,488	—	—	—
Land and land development	—	—	—	—	320,041	320,041	—	200	—
Commercial business:
Commercial business	248	77	128	453	1,206,485	1,206,938	29	506	20
Small business scored	978	336	494	1,808	864,020	865,828	—	1,015	—
Agricultural business, including secured by farmland	—	42	1,022	1,064	282,351	283,415	1,022	1,022	—
One- to four-family residential	211	606	2,217	3,034	865,141	868,175	—	2,002	1,053
Consumer:
Consumer—home equity revolving lines of credit	912	210	752	1,874	504,650	506,524	—	1,859	73
Consumer—other	357	96	22	475	88,634	89,109	—	15	10
Total	$3,626	$8,961	$5,536	$18,123	$9,438,706	$9,456,829	$9,928	$16,660	$2,055

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$233	$—	$448	$681	$830,942	$831,623	$924	$1,456	$—
Investment properties	81	—	—	81	1,673,946	1,674,027	3,706	6,282	—
Small balance CRE	89	—	1,298	1,387	1,280,476	1,281,863	5,886	6,421	—
Multifamily real estate	—	—	—	—	530,885	530,885	—	—	—
Construction, land and land development:
Commercial construction	—	—	98	98	167,900	167,998	—	98	—
Multifamily construction	—	—	—	—	259,116	259,116	—	—	—
One- to four-family construction	162	—	—	162	568,591	568,753	—	—	—
Land and land development	51	—	14	65	313,389	313,454	—	381	—
Commercial business:
Commercial business	5,157	1,007	588	6,752	1,164,028	1,170,780	228	1,144	2
Small business scored	924	465	508	1,897	790,413	792,310	—	1,012	—
Agricultural business, including secured by farmland	139	—	1,021	1,160	279,418	280,578	1,021	1,022	—
One-to four-family residential	2,318	327	1,225	3,870	653,604	657,474	—	2,711	436
Consumer:
Consumer—home equity revolving lines of credit	985	268	803	2,056	456,477	458,533	—	1,736	114
Consumer—other	388	75	16	479	96,890	97,369	—	18	3
Total	$10,527	$2,142	$6,019	$18,688	$9,066,075	$9,084,763	$11,765	$22,281	$555

(1)     The Company did not recognize any interest income on non-accrual loans during the six months ended June 30, 2022 or the year ended December 31, 2021.

The following tables provide the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30, 2022
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses:
Beginning balance	$47,264	$7,183	$26,679	$26,655	$2,586	$8,109	$6,995	$125,471
(Recapture)/provision for credit losses	(1,020)	(277)	260	2,032	402	1,366	381	3,144
Recoveries	129	—	—	234	14	98	112	587
Charge-offs	—	—	—	(248)	—	—	(252)	(500)
Ending balance	$46,373	$6,906	$26,939	$28,673	$3,002	$9,573	$7,236	$128,702

	For the Six Months Ended June 30, 2022
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses:
Beginning balance	$52,995	$7,043	$27,294	$26,421	$3,190	$8,205	$6,951	$132,099
Provision/(recapture) for credit losses	(6,836)	(137)	(734)	2,199	(320)	1,230	366	(4,232)
Recoveries	216	—	384	383	132	138	328	1,581
Charge-offs	(2)	—	(5)	(330)	—	—	(409)	(746)
Ending balance	$46,373	$6,906	$26,939	$28,673	$3,002	$9,573	$7,236	$128,702

	For the Three Months Ended June 30, 2021
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses:
Beginning balance	$59,411	$4,367	$36,440	$31,411	$4,617	$7,988	$11,820	$156,054
Provision/(recapture) for credit losses	794	1,440	(5,541)	(779)	(1,367)	1,792	(4,439)	(8,100)
Recoveries	147	—	—	321	8	20	97	593
Charge-offs	(3)	—	—	(123)	(2)	—	(410)	(538)
Ending balance	$60,349	$5,807	$30,899	$30,830	$3,256	$9,800	$7,068	$148,009

	For the Six Months Ended June 30, 2021
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for loan losses:
Beginning balance	$57,791	$3,893	$41,295	$35,007	$4,914	$9,913	$14,466	$167,279
Provision/(recapture) for credit losses	6,153	1,914	(10,496)	(4,565)	(1,664)	(246)	(7,231)	(16,135)
Recoveries	171	—	100	1,300	8	133	393	2,105
Charge-offs	(3,766)	—	—	(912)	(2)	—	(560)	(5,240)
Ending balance	$60,349	$5,807	$30,899	$30,830	$3,256	$9,800	$7,068	$148,009

Note 5:  REAL ESTATE OWNED, NET

The following table presents the changes in REO for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of the period	$429	$340	$852	$816
Additions from loan foreclosures	—	423	—	423
Proceeds from dispositions of REO	(257)	—	(864)	(783)
Gain on sale of REO	168	—	352	307
Balance, end of the period	$340	$763	$340	$763

REO properties are recorded at the estimated fair value of the property, less expected selling costs, establishing a new cost basis.  Subsequently, REO properties are carried at the lower of the new cost basis or updated fair market values, based on updated appraisals of the underlying properties, as received.  Valuation allowances on the carrying value of REO may be recognized based on updated appraisals or on management’s authorization to reduce the selling price of a property. The Company had no foreclosed one- to four-family residential real estate properties held as REO at both June 30, 2022 and December 31, 2021. The Company had $667,000 and $609,000 of one- to four-family residential loans in the process of foreclosure at both June 30, 2022 and December 31, 2021.

Note 6:  GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At June 30, 2022, intangible assets are comprised of goodwill and CDI acquired in business combinations. Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed at least annually for impairment. Banner has identified one reporting unit for purposes of evaluating goodwill for impairment. The Company completed an assessment of qualitative factors as of December 31, 2021 and concluded that no further analysis was required as it is more likely than not that the fair value of Banner Bank, the reporting unit, exceeds the carrying value.

CDI represents the value of transaction-related deposits and the value of the client relationships associated with the deposits. The Company amortizes CDI assets over their estimated useful lives and reviews them at least annually for events or circumstances that could impair their value.

The following table summarizes the changes in the Company’s goodwill and other intangibles for the six months ended June 30, 2022 and the year ended December 31, 2021 (in thousands):

	Goodwill	CDI	Total
Balance, December 31, 2020	$373,121	$21,426	$394,547
Amortization	—	(6,571)	(6,571)
Balance, December 31, 2021	373,121	14,855	387,976
Amortization	—	(2,849)	(2,849)
Other Changes (1)	—	(136)	(136)
Balance, June 30, 2022	$373,121	$11,870	$384,991

(1)    Acquired CDI was adjusted for the sale of branches in 2022.

The following table presents the estimated amortization expense with respect to CDI as of June 30, 2022 for the periods indicated (in thousands):

Estimated Amortization
Remainder of 2022	$2,430
2023	3,756
2024	2,626
2025	1,567
2026	904
Thereafter	587
$11,870

Mortgage Servicing Rights:  Mortgage and SBA servicing rights are reported in other assets.  SBA servicing rights are initially recorded and carried at fair value. Mortgage servicing rights are initially recognized at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the three and six months ended June 30, 2022 and 2021, the Company did not record any impairment charges or recoveries against mortgage servicing rights. The unpaid principal balance of loans for which mortgage and SBA servicing rights have been recognized totaled $2.83 billion and $2.77 billion at June 30, 2022 and December 31, 2021, respectively.  Custodial accounts maintained in connection with this servicing totaled $18.5 million and $3.2 million at June 30, 2022 and December 31, 2021, respectively.

An analysis of the mortgage and SBA servicing rights for the three and six months ended June 30, 2022 and 2021 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of the period	$18,008	$15,407	$17,206	$15,223
Additions—amounts capitalized	804	1,787	2,757	3,797
Additions—through purchase	83	41	145	68
Amortization (1)	(1,115)	(1,623)	(2,346)	(3,476)
Fair value adjustments	(147)	—	(129)	—
Balance, end of the period (2)	$17,633	$15,612	17,633	$15,612

(1)    Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income within mortgage banking operations and any unamortized balance is fully amortized if the loan repays in full.
(2)    There was no valuation allowance on mortgage servicing rights as of both June 30, 2022 and 2021.

Note 7:  DEPOSITS

Deposits consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Non-interest-bearing accounts	$6,388,815	$6,385,177
Interest-bearing checking	1,859,582	1,947,414
Regular savings accounts	2,801,177	2,784,716
Money market accounts	2,406,678	2,370,995
Total interest-bearing transaction and saving accounts	7,067,437	7,103,125
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	587,105	657,615
Certificates of deposit greater than $250,000	169,207	181,016
Total certificates of deposit	756,312	838,631
Total deposits	$14,212,564	$14,326,933
Included in total deposits:
Public fund transaction and savings accounts	$400,624	$353,874
Public fund interest-bearing certificates	37,415	39,961
Total public deposits	$438,039	$393,835

At June 30, 2022 and December 31, 2021, the Company had certificates of deposit of $172.2 million and $184.5 million, respectively, that were equal to or greater than $250,000.

Scheduled maturities and weighted average interest rates of certificates of deposit at June 30, 2022 are as follows (dollars in thousands):

	June 30, 2022
	Amount	Weighted Average Rate
Maturing in one year or less	$611,060	0.37%
Maturing after one year through two years	87,320	0.59
Maturing after two years through three years	39,197	0.64
Maturing after three years through four years	8,362	0.60
Maturing after four years through five years	9,035	0.34
Maturing after five years	1,338	0.85
Total certificates of deposit	$756,312	0.41%

Note 8:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2022 and December 31, 2021, whether or not recognized or recorded in the Consolidated Statements of Financial Condition (dollars in thousands):

		June 30, 2022		December 31, 2021
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$1,170,847	$1,170,847	$2,134,300	$2,134,300
Securities—trading	3	27,886	27,886	26,981	26,981
Securities—available-for-sale	2	3,094,422	3,094,422	3,638,993	3,638,993
Securities—held-to-maturity	2	1,142,646	1,026,736	464,008	484,483
Securities—held-to-maturity	3	9,543	9,565	57,347	57,370
Securities purchased under agreements to resell	2	300,000	300,000	300,000	300,000
Loans held for sale	2	69,161	69,189	96,487	96,914
Loans receivable	3	9,456,829	9,322,390	9,084,763	9,100,516
Equity securities	1	584	584	1,000	1,298
FHLB stock	3	10,000	10,000	12,000	12,000
Bank-owned life insurance	1	293,631	293,631	244,156	244,156
Mortgage servicing rights	3	16,618	35,290	16,045	24,393
SBA servicing rights	3	1,015	1,015	1,161	1,161
Investments in limited partnerships	3	11,881	11,881	10,257	10,257
Derivatives:
Interest rate swaps	2	22,229	22,229	20,826	20,826
Interest rate lock and forward sales commitments	2,3	470	470	1,555	1,555
Liabilities:
Demand, interest checking and money market accounts	2	10,655,075	10,655,075	10,703,586	10,703,586
Regular savings	2	2,801,177	2,801,177	2,784,716	2,784,716
Certificates of deposit	2	756,312	741,783	838,631	836,877
FHLB advances	2	—	—	50,000	50,287
Other borrowings	2	234,737	234,737	264,490	264,490
Subordinated notes, net	2	98,752	98,263	98,564	105,241
Junior subordinated debentures	3	72,229	72,229	119,815	119,815
Derivatives:
Interest rate swaps	2	32,842	32,842	11,336	11,336
Interest rate swaps used in cash flow hedges	2	398	398	279	279
Interest rate lock and forward sales commitments	2	88	88	140	140
Risk participation agreement	2	139	139	—	—

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (Trust Preferred Securities)	$—	$—	$27,886	$27,886

Securities—available-for-sale
U.S. Government and agency obligations	—	190,893	—	190,893
Municipal bonds	—	251,300	—	251,300
Corporate bonds	—	127,504	—	127,504
Mortgage-backed or related securities	—	2,323,473	—	2,323,473
Asset-backed securities	—	201,252	—	201,252
	—	3,094,422	—	3,094,422

Loans held for sale(1)	—	9,939	—	9,939
Equity securities	584	—	—	584
SBA servicing rights	—	—	1,015	1,015
Investment in limited partnerships	—	—	11,881	11,881

Derivatives
Interest rate swaps	—	22,229	—	22,229
Interest rate lock and forward sales commitments	—	113	357	470
	$584	$3,126,703	$41,139	$3,168,426

Liabilities:
Junior subordinated debentures	$—	$—	$72,229	$72,229
Derivatives
Interest rate swaps	—	32,842	—	32,842
Interest rate swaps used in cash flow hedges	—	398	—	398
Interest rate lock and forward sales commitments	—	88	—	88
Risk participation agreement	—	139	—	139
	$—	$33,467	$72,229	$105,696

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (Trust Preferred Securities)	$—	$—	$26,981	$26,981

Securities—available-for-sale
U.S. Government and agency obligations	—	201,332	—	201,332
Municipal bonds	—	308,612	—	308,612
Corporate bonds	—	117,347	—	117,347
Mortgage-backed or related securities	—	2,805,268	—	2,805,268
Asset-backed securities	—	206,434	—	206,434
	—	3,638,993	—	3,638,993

Loans held for sale(1)	—	39,775	—	39,775
SBA servicing rights	—	—	1,161	1,161
Investment in limited partnerships	—	—	10,257	10,257

Derivatives
Interest rate swaps	—	20,826	—	20,826
Interest rate lock and forward sales commitments	—	88	1,467	1,555
	$—	$3,699,682	$39,866	$3,739,548

Liabilities:
Junior subordinated debentures	$—	$—	$119,815	$119,815
Derivatives
Interest rate swaps	—	11,336	—	11,336
Interest rate swaps used in cash flow hedges	—	279	—	279
Interest rate lock and forward sales commitments	—	140	—	140
	$—	$11,755	$119,815	$131,570

(1)    The unpaid principal balance of residential mortgage loans held for sale carried at fair value was $9.9 million and $38.6 million at June 30, 2022 and December 31, 2021, respectively.

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

Equity Securities: Equity securities at June 30, 2022 are invested in a publicly traded stock. The fair value of these securities are based on daily quoted market prices.

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2022 and December 31, 2021.  The factors used in the fair value estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, and quantitative and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and non-recurring basis at June 30, 2022 and December 31, 2021:

			Weighted Average Rate / Range
Financial Instruments	Valuation Technique	Unobservable Inputs	June 30, 2022	December 31, 2021
Corporate bonds (TPS securities)	Discounted cash flows	Discount rate	5.79%	3.71%
Junior subordinated debentures	Discounted cash flows	Discount rate	5.79%	3.71%
Loans individually evaluated	Collateral valuations	Discount to appraised value	9.5%	8.5% to 20.0%
REO	Appraisals	Discount to appraised value	68.35%	60.91%
Interest rate lock commitments	Pricing model	Pull-through rate	88.95%	86.64%
Investments in limited partnerships	Net Asset Value	Infrequent transactions	n/a	n/a
SBA servicing rights	Discounted cash flows	Constant prepayment rate	16.16%	12.25%

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

Junior subordinated debentures: Similar to the TPS securities discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner’s credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of June 30, 2022, or the passage of time, will result in negative fair value adjustments. At June 30, 2022, the discount rate utilized was based on a credit spread of 350 basis points and three-month LIBOR of 229 basis points.

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

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended
	June 30, 2022
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$27,354	$70,510	$(66)	$10,982	$1,162
Net change recognized in earnings	532	1,719	423	(155)	(147)
Purchases, issuances and settlements	—	—	—	1,054	—
Ending balance at June 30, 2022	$27,886	$72,229	$357	$11,881	$1,015

	Six Months Ended
	June 30, 2022
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$26,981	$119,815	$1,467	$10,257	$1,161
Net change recognized in earnings	905	2,932	(1,110)	(372)	(146)
Purchases, issuances and settlements	—	—	—	1,996	—
Redemptions	—	(50,518)	—	—	—
Ending balance at June 30, 2022	$27,886	$72,229	$357	$11,881	$1,015

	Three Months Ended
	June 30, 2021
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$25,039	$117,248	$2,937	$4,203	$—
Net change recognized in earnings	58	272	(363)	323	—
Ending balance at June 30, 2021	$25,097	$117,520	$2,574	$4,526	$—

	Six Months Ended
	June 30, 2021
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$24,980	$116,974	$5,221	$2,819	$—
Net change recognized in earnings	117	546	(2,647)	1,707	—
Ending balance at June 30, 2021	$25,097	$117,520	$2,574	$4,526	$—

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

Items Measured at Fair Value on a Non-recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$684	$684
REO	—	—	340	340
Loans held for sale	—	57,905	—	57,905

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$2,989	$2,989
REO	—	—	852	852

The following table presents the losses resulting from non-recurring fair value adjustments for the three and six months ended June 30, 2022 and June 30, 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loans individually evaluated	$—	$(1)	$—	$(303)
REO	—	—	—	—
Loans held for sale	(458)	—	(1,061)	—
Total loss from non-recurring measurements	$(458)	$(1)	$(1,061)	$(303)

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

As of June 30, 2022, the Company has recognized $1.0 million of unrecognized tax benefits for uncertain tax positions. The Company does not anticipate that there are additional uncertain tax positions or that any uncertain tax position which has not been recognized would materially affect the effective tax rate if recognized. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense. The Company files consolidated income tax returns in the U.S. federal jurisdiction and in the Oregon, California, Utah, Idaho and Montana state jurisdictions.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Tax credit investments	$56,018	$56,589
Unfunded commitments—tax credit investments	27,978	31,174

The following table presents other information related to the Company’s tax credit investments for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Tax credits and other tax benefits recognized	$1,486	$1,137	$2,972	$2,275
Tax credit amortization expense included in provision for income taxes	1,263	915	2,571	1,830

Note 10:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings per share data for the three and six months ended June 30, 2022 and 2021 (in thousands, except shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$47,965	$54,382	$91,928	$101,237

Basic weighted average shares outstanding	34,307,001	34,736,639	34,303,889	34,854,357
Dilutive effect of unvested restricted stock	144,739	197,075	229,046	295,629
Diluted weighted shares outstanding	34,451,740	34,933,714	34,532,935	35,149,986
Earnings per common share
Basic	$1.40	$1.57	$2.68	$2.90
Diluted	$1.39	$1.56	$2.66	$2.88

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

2014 Omnibus Incentive Plan

The 2014 Plan was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of June 30, 2022, 303,806 restricted stock shares and 419,387 restricted stock units have been granted under the 2014 Plan of which 1,552 restricted stock shares and 21,807 restricted stock units are unvested.

2018 Omnibus Incentive Plan

The 2018 Plan was approved by shareholders on April 24, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of common stock for issuance under the 2018 Plan in connection with the exercise of awards. As of June 30, 2022, 565,123 restricted stock units have been granted under the 2018 Plan of which 367,221 restricted stock units are unvested.

The expense associated with all restricted stock grants (including restricted stock shares and restricted stock units) was $2.3 million and $4.3 million for the three and six month periods ended June 30, 2022 and was $2.5 million and $4.7 million for the three and six month periods ended June 30, 2021, respectively. Unrecognized compensation expense for these awards as of June 30, 2022 was $15.3 million and will be amortized over the next 33 months.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	June 30, 2022	December 31, 2021
Commitments to extend credit	$3,978,288	$3,527,143
Standby letters of credit and financial guarantees	35,579	21,830
Commitments to originate loans	242,651	106,609
Risk participation agreements	53,159	40,064

Derivatives also included in Note 13:
Commitments to originate loans held for sale	34,791	106,590
Commitments to sell loans secured by one- to four-family residential properties	6,775	27,006
Commitments to sell securities related to mortgage banking activities	40,000	127,580

In addition to the commitments disclosed in the table above, the Company is committed to funding its’ unfunded tax credit investments (see Note 9, Income Taxes). The Company has also entered into agreements to invest in several limited partnerships. As of June 30, 2022 and December 31, 2021, the funded balances and remaining outstanding commitments of these investments were as follows (in thousands):

	June 30, 2022		December 31, 2021
	Funded Balance	Unfunded Balance	Funded Balance	Unfunded Balance
Limited partnerships investments	$8,738	$10,762	$7,642	$9,858

Commitments to extend credit are agreements to lend to a client, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each client’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the client. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company’s allowance for credit losses - unfunded loan commitments at June 30, 2022 and December 31, 2021 was $14.2 million and $12.4 million, respectively.

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to clients during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the client. Banner Bank then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans would require a lock extension. The cost of a lock extension at times was borne by the client and at times by Banner Bank. These lock extension costs have not had a material impact to the Company’s operations. For mandatory delivery commitments the Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during the three and six months ended June 30, 2022 or June 30, 2021. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to clients and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Bank holds a security interest.  Based upon the information known to management at this time, the Company and the Bank are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at June 30, 2022.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivative is recorded in accumulated other comprehensive income (AOCI) and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on the Corporation’s variable-rate assets. During the next 12 months, the Company estimates that an additional $8.8 million will be reclassified as an increase to interest income.

As of June 30, 2022 and December 31, 2021, the notional values or contractual amounts and fair values of the Company’s derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2022		December 31, 2021		June 30, 2022		December 31, 2021
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest Rate Swaps used in Cash Flow Hedges	$—	$—	$—	$—	$400,000	$398	$400,000	$279

(1)    Included in Loans Receivable on the Consolidated Statements of Financial Condition.
(2)    Included in Other Liabilities on the Consolidated Statements of Financial Condition.

The following table presents the effect of cash flow hedge accounting on AOCI for the three and six months ended June 30, 2022 (in thousands):

	For the Three Months Ended June 30, 2022
	Amount of Gain or (Loss) Recognized in AOCI on Derivative	Amount of Gain or (Loss) Recognized in AOCI Included Component	Amount of Gain or (Loss) Recognized in AOCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest rate swaps	$(3,617)	$(3,617)	$—	Interest Income	$161	$161	$—

	For the Six Months Ended June 30, 2022
	Amount of Gain or (Loss) Recognized in AOCI on Derivative	Amount of Gain or (Loss) Recognized in AOCI Included Component	Amount of Gain or (Loss) Recognized in AOCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest rate swaps	$(17,642)	$(17,642)	$—	Interest Income	$912	$912	$—

At June 30, 2022 and December 31, 2021 we had recorded total net unrealized losses on cash flow hedges in AOCI, net of taxes of $15.1 million and $958,000, respectively.

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

As of June 30, 2022 and December 31, 2021, the notional values or contractual amounts and fair values of the Company’s derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2022		December 31, 2021		June 30, 2022		December 31, 2021
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$462,005	$22,229	$551,606	$20,826	$462,005	$32,842	$551,606	$11,336
Risk participation agreements	1,400	—	—	—	51,759	139	—	—
Mortgage loan commitments	33,607	357	87,986	1,467	5,406	14	26,329	66
Forward sales contracts	12,775	113	56,086	88	34,000	74	98,500	74
	$509,787	$22,699	$695,678	$22,381	$553,170	$33,069	$676,435	$11,476

(1)Included in Other assets on the Consolidated Statements of Financial Condition, with the exception of certain interest swaps and mortgage loan commitments (with a fair value of $3,000 at June 30, 2022 and $20,000 at December 31, 2021), which are included in Loans Receivable.
(2)Included in Other Liabilities on the Consolidated Statements of Financial Condition.

Gains (losses) recognized in income on non-designated hedging instruments for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Location on Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Mortgage loan commitments	Mortgage banking operations	$1,889	$(363)	$(1,110)	$(2,646)
Forward sales contracts	Mortgage banking operations	(2,287)	(1,872)	(1)	1,139
		$(398)	$(2,235)	$(1,111)	$(1,507)

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at June 30, 2022 or December 31, 2021, it could have been required to settle its obligations under the agreements at the termination value. As of June 30, 2022 and December 31, 2021, the termination value of derivatives in a net liability position related to these agreements was $8,000 and $24.9 million, respectively. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $26.0 million and $45.8 million as of June 30, 2022 and December 31, 2021, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable. In addition, some of interest rate swap derivatives between Banner Bank and the dealer counterparties are cleared through central clearing houses. These clearing houses characterize the variation margin payments as settlements of the derivative’s market exposure and not as collateral. The variation margin is treated as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative liability. As of June 30, 2022 and December 31, 2021, the variation margin adjustment was a negative adjustment of $8.9 million and $10.7 million, respectively.

The following tables present additional information related to the Company’s derivative contracts, by type of financial instrument, as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$22,229	$—	$22,229	$—	$—	$22,229
	$22,229	$—	$22,229	$—	$—	$22,229

Derivative liabilities
Interest rate swaps	$33,240	$—	$33,240	$—	$(8)	$33,232
	$33,240	$—	$33,240	$—	$(8)	$33,232

	December 31, 2021
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$20,826	$—	$20,826	$—	$—	$20,826
	$20,826	$—	$20,826	$—	$—	$20,826

Derivative liabilities
Interest rate swaps	$11,615	$—	$11,615	$—	$(9,669)	$1,946
	$11,615	$—	$11,615	$—	$(9,669)	$1,946

NOTE 14: REVENUE FROM CONTRACTS WITH CLIENTS

Disaggregation of Revenue:

Deposit fees and other service charges for the three and six months ended June 30, 2022 and 2021 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Deposit service charges	$5,930	$4,494	$11,397	$8,607
Debit and credit card interchange fees	6,104	5,943	11,781	11,233
Debit and credit card expense	(2,964)	(2,644)	(5,588)	(5,164)
Merchant services income	4,078	3,755	7,614	6,897
Merchant services expense	(3,325)	(2,993)	(6,223)	(5,525)
Other service charges	1,177	1,203	3,208	2,649
Total deposit fees and other service charges	$11,000	$9,758	$22,189	$18,697

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

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The SEC’s Final Rule 33-10890, Management’s Discussion and Analysis, Selected Financial Data and Supplementary Financial Information, amends certain disclosure requirements of Regulation S-K and must be applied in a registrant’s first fiscal year ending on or after August 9, 2021. The amendments to Item 303 of Regulation S-K allow registrants to compare the results of the most recently completed quarter to the results of either the immediately preceding quarter or the corresponding quarter of the preceding year. Since we are a financial institution, we believe we are not as highly subject to seasonal fluctuations as other businesses and industries. Therefore, we have elected to adopt this rule change, as management believes that comparing current quarter results to those of the immediately preceding quarter is more useful in identifying current business trends and provides a more meaningful analysis to our investors. Accordingly, we have compared the results of operations for the three months ended June 30, 2022 and March 31, 2022, and, as required, we continue to compare our year-to-date results to the corresponding year-to-date results of the preceding year.

Executive Overview

We are a bank holding company incorporated in the State of Washington which owns one subsidiary bank, Banner Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of June 30, 2022, it had 137 full service branch offices and 18 loan production offices located in Washington, Oregon, California, Idaho and Utah.  Banner Corporation is subject to regulation by the Federal Reserve.  Banner Bank is subject to regulation by the Washington DFI and the FDIC.  As of June 30, 2022, we had total consolidated assets of $16.39 billion, total loans of $9.46 billion, total deposits of $14.21 billion and total shareholders’ equity of $1.49 billion.

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

For the quarter ended June 30, 2022, our net income was $48.0 million, or $1.39 per diluted share, compared to $44.0 million, or $1.27 per diluted share, for the preceding quarter. The current quarter was positively impacted by the gain recognized on the branch sale completed during the quarter and increased interest income due to increased average yields on total interest-earning assets, partially offset by decreased mortgage banking income and the provision for credit losses.

Our adjusted earnings (a non-GAAP financial measure), which excludes net gain or loss on sales of securities, changes in the valuation of financial instruments carried at fair value, merger and acquisition-related expenses, COVID-19 expenses, Banner Forward expenses, loss on extinguishment of debt, the gain on sale of branches and related tax expenses or benefits, were $43.2 million, or $1.25 per diluted share, for the quarter ended June 30, 2022, compared to $46.1 million, or $1.33 per diluted share, for the preceding quarter.

During the third quarter of 2021 we began implementing Banner Forward, a bank-wide initiative to drive revenue growth and reduce operating expense. Banner Forward is focused on accelerating growth in commercial banking, deepening relationships with retail clients, and advancing technology strategies to enhance our digital service channels, while streamlining underwriting and back office processes. The remaining efficiency-related initiatives associated with Banner Forward are anticipated to be implemented sequentially over the third quarter with implementation of the revenue initiatives ramping up in the second half of the year and into 2023. We expect full implementation by the end of next year. During the second quarter of 2022, we incurred expenses of $1.6 million related to Banner Forward.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of client deposits, FHLB advances, other borrowings, subordinated notes, and junior subordinated debentures. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets, interest-bearing liabilities and non-interest-bearing funding sources including non-interest-bearing deposits. Our net interest income increased $10.4 million, or 9% to $129.0 million, compared to $118.7 million in the preceding quarter. The increased net interest income during the quarter compared to the preceding quarter was primarily due to the increase in market interest rates resulting in an increase in yields on interest-earning assets, as well as loan balances making up a higher percentage of interest-earning assets and decreases in the cost of funding liabilities, partially offset by the decline in the recognition of deferred loan fee income due to loan repayments from SBA PPP loan forgiveness and a decrease in average interest-earning assets.

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

Our total revenues (net interest income plus total non-interest income) for the second quarter of 2022 increased 13% to $156.2 million, compared to $138.1 million in the preceding quarter, primarily due to the increase in net interest income and the gain recognized on the branch sale, partially offset by lower income from mortgage banking operations.  Our total non-interest income, which is a component of total revenue and includes the net gain on sale of securities and changes in the value of financial instruments carried at fair value, was $27.2 million for the quarter ended June 30, 2022, compared to $19.4 million in the preceding quarter, primarily due to the $7.8 million gain recognized on the branch sale completed during the quarter.

Non-interest expense was $92.1 million in the second quarter of 2022, compared to $91.2 million in the preceding quarter. Our non-interest expense increased in the second quarter of 2022, compared to the preceding quarter, largely as a result of increased salary and employee benefits, primarily due to normal salary and wage adjustments, payment and card processing services expenses and professional and legal expenses, partially offset by increased capitalized loan origination costs, primarily due to increased loan production, and decreases in loss on extinguishment of debt and information/computer data services expense.

We recorded a $4.5 million provision for credit losses in the quarter ended June 30, 2022, compared to a $7.0 million recapture of provision for credit losses in the prior quarter. The provision for credit losses for the current quarter primarily reflects loan growth and, to a lesser extent, a deterioration in forecasted economic conditions. The allowance for credit losses - loans at June 30, 2022 was $128.7 million, representing 688% of non-performing loans, compared to $132.1 million, or 578% of non-performing loans at December 31, 2021. In addition to the allowance for credit losses - loans, Banner maintains an allowance for credit losses - unfunded loan commitments which was $14.2 million at June 30, 2022, compared to $12.4 million at December 31, 2021. Non-performing loans were $18.7 million at June 30, 2022, compared to $22.8 million at December 31, 2021 and $30.8 million a year earlier. (See Note 4, Loans Receivable and the Allowance for Credit Losses, as well as “Asset Quality” below in this Form 10-Q.)

*Non-GAAP financial measures: Net income, revenues and other earnings and expense information excluding fair value adjustments, net gains or losses on the sale of securities, gain on sale of branches, merger and acquisition-related expenses, loss on extinguishment of debt, COVID-19 expenses, Banner Forward expenses, amortization of CDI, REO operations, state/municipal tax expense and the related tax benefit, are non-GAAP financial measures.  Management has presented these and other non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations and to facilitate the comparison of our performance with the performance of our peers.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three Months Ended June 30, 2022 and March 31, 2022 and the Six Months Ended June 30, 2022 and 2021” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (dollars in thousands except per share data):

	Quarters Ended		For the Six Months Ended June 30,
	Jun 30, 2022	Mar 31, 2022	2022	2021
ADJUSTED REVENUE
Net interest income (GAAP)	$129,011	$118,654	$247,665	$245,215
Non-interest income (GAAP)	27,173	19,427	46,600	46,608
Total revenue (GAAP)	156,184	138,081	294,265	291,823
Exclude net gain on sale of securities	(32)	(435)	(467)	(562)
Exclude change in valuation of financial instruments carried at fair value	(69)	(49)	(118)	(117)
Exclude gain on sale of branches	(7,804)	—	(7,804)	—
Adjusted Revenue (non-GAAP)	$148,279	$137,597	$285,876	$291,144

	Quarters Ended		For the Six Months Ended June 30,
	Jun 30, 2022	Mar 31, 2022	2022	2021
ADJUSTED EARNINGS
Net income (GAAP)	$47,965	$43,963	$91,928	$101,237
Exclude net gain on sale of securities	(32)	(435)	(467)	(562)
Exclude net change in valuation of financial instruments carried at fair value	(69)	(49)	(118)	(117)
Exclude merger and acquisition-related expenses	—	—	—	650
Exclude COVID-19 expenses	—	—	—	265
Exclude gain on sale of branches	(7,804)	—	(7,804)	—
Exclude Banner Forward expenses	1,579	2,465	4,044	2,855
Exclude loss on extinguishment of debt	—	793	793	—
Exclude related net tax expense (benefit)	1,518	(666)	852	(742)
Total adjusted earnings (non-GAAP)	$43,157	$46,071	$89,228	$103,586
Diluted earnings per share (GAAP)	$1.39	$1.27	$2.66	$2.88
Diluted adjusted earnings per share (non-GAAP)	$1.25	$1.33	$2.58	$2.95

	Quarters Ended		For the Six Months Ended June 30,
	Jun 30, 2022	Mar 31, 2022	2022	2021
ADJUSTED EFFICIENCY RATIO
Non-interest expense (GAAP)	$92,053	$91,195	$183,248	$186,151
Exclude merger and acquisition-related expenses	—	—	—	(650)
Exclude COVID-19 expenses	—	—	—	(265)
Exclude Banner Forward expenses	(1,579)	(2,465)	(4,044)	(2,855)
Exclude CDI amortization	(1,425)	(1,424)	(2,849)	(3,422)
Exclude state/municipal tax expense	(1,004)	(1,162)	(2,166)	(2,148)
Exclude REO operations	121	79	200	124
Exclude loss on extinguishment of debt	—	(793)	(793)	—
Adjusted non-interest expense (non-GAAP)	$88,166	$85,430	$173,596	$176,935

Net interest income (GAAP)	$129,011	$118,654	$247,665	$245,215
Non-interest income (GAAP)	27,173	19,427	46,600	46,608
Total revenue (GAAP)	156,184	138,081	294,265	291,823
Exclude net gain on sale of securities	(32)	(435)	(467)	(562)
Exclude net change in valuation of financial instruments carried at fair value	(69)	(49)	(118)	(117)
Exclude gain on sale of branches	(7,804)	—	(7,804)	—
Adjusted revenue (non-GAAP)	$148,279	$137,597	$285,876	$291,144

Efficiency ratio (GAAP)	58.94%	66.04%	62.27%	63.79%
Adjusted efficiency ratio (non-GAAP)	59.46%	62.09%	60.72%	60.77%

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

TANGIBLE COMMON SHAREHOLDERS’ EQUITY TO TANGIBLE ASSETS
	June 30, 2022	December 31, 2021	June 30, 2021
Shareholders’ equity (GAAP)	$1,485,830	$1,690,327	$1,669,211
Exclude goodwill and other intangible assets, net	384,991	387,976	391,125
Tangible common shareholders’ equity (non-GAAP)	$1,100,839	$1,302,351	$1,278,086
Total assets (GAAP)	$16,385,197	$16,804,872	$16,181,857
Exclude goodwill and other intangible assets, net	384,991	387,976	391,125
Total tangible assets (non-GAAP)	$16,000,206	$16,416,896	$15,790,732
Common shareholders’ equity to total assets (GAAP)	9.07%	10.06%	10.32%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	6.88%	7.93%	8.09%

TANGIBLE COMMON SHAREHOLDERS’ EQUITY PER SHARE
Tangible common shareholders’ equity (non-GAAP)	$1,100,839	$1,302,351	$1,278,086
Common shares outstanding at end of period	34,191,330	34,252,632	34,550,888
Common shareholders’ equity (book value) per share (GAAP)	$43.46	$49.35	$48.31
Tangible common shareholders’ equity (tangible book value) per share (non-GAAP)	$32.20	$38.02	$36.99

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

For commercial real estate, multifamily real estate, construction and land, commercial business and agricultural loans with risk rating segmentation, historical credit loss assumptions are estimated using a model that categorizes loan pools based on loan type and risk rating. For one- to four- family residential loans, consumer loans, home equity lines of credit, small business loans, and small balance commercial real estate loans, historical credit loss assumptions are estimated using a model that categorizes loan pools based on loan type and delinquency status. These models calculate an expected life-of-loan loss percentage for each loan category by calculating the probability of default, based on the migration of loans from performing to loss by risk rating or delinquency categories using historical life-of-loan analysis and the severity of loss, based on the aggregate net lifetime losses incurred for each loan pool. For credit cards, historical credit loss assumptions are estimated using a model that calculates an expected life-of-loan loss percentage for each loan category by considering the historical cumulative losses based on the aggregate net lifetime losses incurred for each loan pool. The model captures historical loss data commencing with the first quarter of 2008. For loans evaluated collectively, management uses economic indicators to adjust the historical loss rates so that they better reflect management’s expectations of future conditions over the remaining lives of the loans in the portfolio based on reasonable and supportable forecasts. These economic indicators are selected based on correlation to the Company’s historical credit loss experience and are evaluated for each loan category. The economic indicators evaluated include the unemployment rate, gross domestic product, real estate price indices and growth, industrial employment, corporate profits, the household consumer debt service ratio, the household mortgage debt service ratio, and single family median home price growth. Management considers various economic scenarios and forecasts when evaluating the economic indicators and probability weights the various scenarios to arrive at the forecast that most reflects management’s expectations of future conditions. The selection of a more optimistic or pessimistic economic forecast would result in a lower or higher allowance for credit losses. The use of a protracted slump economic forecast would have increased the allowance for credit losses - loans by approximately 8% as of June 30, 2022, where the use of a stronger near-term growth economic forecast would result in a negligible decrease in the allowance for credit losses - loans as of June 30, 2022. The allowance for credit losses - loans is then adjusted for the period in which those forecasts are considered to be reasonable and supportable. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the adjustments discontinue to be applied so that the model reverts back to the historical loss rates using a straight line reversion method. Management selected a reasonable and supportable forecast period of 12 months with a reversion period of 12 months. Both the reasonable and supportable forecast period and the reversion period are periodically reviewed by management.

Further, for loans evaluated collectively, management also considers qualitative and environmental (QE) factors for each loan category to adjust for differences between the historical periods used to calculate historical loss rates and expected conditions over the remaining lives of the loans in the portfolio. In determining the aggregate adjustment needed management considers the financial condition of the borrowers, the nature and volume of the loans, the remaining terms and the extent of prepayments on the loans, the volume and severity of past due and classified loans as well as the value of the underlying collateral on loans in which the collateral dependent practical expedient has not been used. Management also considers the Company’s lending policies, the quality of the Company’s credit review system, the quality of the Company’s management and lending staff, and the regulatory and economic environments in the areas in which the Company’s lending activities are concentrated. Management uses a scale to assign QE factor adjustments based on the level of estimated impact which requires a significant amount of judgment. Generally, adjustments to QE factors are made in five basis-point increments. Some QE factors impact all loan segments equally while others may impact some loan segments more or less than others. If management’s judgment were different for a QE factor that impacts all loan segments equally, a five basis-point change in this QE factor would increase or decrease the allowance for credit losses by 3.6% as of June 30, 2022.

Fair Value Accounting and Measurement: (Note 8) We use fair value measurements to record fair value adjustments to certain financial assets and liabilities.  A hierarchical disclosure framework associated with the level of pricing observability is utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Determining the fair value of financial instruments with unobservable inputs requires a significant amount of judgment. This includes the discount rate used to fair value our trust preferred securities and junior subordinated debentures. A 25 basis-point increase or decrease in the discount rate used to calculate the fair value of our trust preferred securities would result in a $758,000 decrease or increase in the reported fair value as of June 30, 2022, with an offsetting adjustment to our non-interest income. A 25 basis-point increase or decrease in the discount rate used to calculate the fair value of our junior subordinated debentures would result in a $1.9 million decrease or increase in the reported fair value as of June 30, 2022, with an offsetting adjustment to our accumulated other comprehensive income.

Goodwill: (Note 6) Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination and is not amortized but is reviewed annually, or more frequently as current circumstances and conditions warrant, for impairment. An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment involves judgment by management on determining whether there have been any triggering events that have occurred which would indicate potential impairment. Such trigger events considered by management could include: a) macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, or other developments in equity and credit markets; b) industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics (consider in both absolute terms and relative to peers), a change in the market for an entity’s products or services, or a regulatory or political development; c) cost factors such as increases in labor, or other costs that have a negative effect on earnings and cash flows; d) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; e) other relevant entity-specific events such as changes in management, key personnel, strategy, or clients; or litigation; f) events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing of all, or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit; g) if applicable, a sustained decrease in share price (consider in both absolute terms and relative to peers). If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment test is used to identify the existence of impairment and the amount of impairment loss and compares the reporting unit’s estimated fair values, including goodwill, to its carrying amount. If a quantitative goodwill impairment test is required, management would engage a third-party valuation firm to estimate the fair value of the reporting unit. Various valuation methodologies are considered when estimating the reporting unit’s fair value. These methodologies could include a comparable transaction approach, a control premium approach and a discounted cash flow approach, as well as others. The specific factors used in these various valuation methodologies that require judgment include the selection of comparable market transactions, discount rates, earnings capitalization rates and the future projected earnings of the reporting unit. Changes in these assumptions could result in changes to the estimated fair value of the reporting unit. If the fair value exceeds the carry amount, then goodwill is not considered impaired. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill allocated to the reporting unit. The impairment loss would be recognized as a charge to earnings. The Company completed an assessment of qualitative factors and the potential triggering events noted above as of June 30, 2022 and concluded that no further analysis was required as it is more likely than not that the fair value of Banner Bank, the reporting unit, exceeds the carrying value.

Income Taxes and Deferred Taxes: (Note 9) The Company and its wholly-owned subsidiaries file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon, California, Utah, Idaho and Montana.  Income taxes are accounted for using the asset and liability method.  Under this method a deferred tax asset or liability is determined based on the enacted tax rates which are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  A 1% change in tax rates would result in a $5.2 million increase or decrease in our net deferred tax asset as of June 30, 2022. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information and maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the tax authorities and newly enacted statutory, judicial and regulatory guidance that could impact the relative merits of tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. A valuation allowance is required to be recognized if it is more likely than not that all or a portion of our deferred tax assets will not be realized. The evaluation pertaining to the tax expense and related deferred tax asset and liability balances involves a high degree of judgment and subjectivity around the measurement and resolution of these matters. This includes an evaluation of our ability to use our net operating loss carryforwards. The ultimate realization of the deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible.

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

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

General:  Total assets decreased $419.7 million, to $16.39 billion at June 30, 2022, from $16.80 billion at December 31, 2021. The decrease was largely the result of a decrease in cash held and interest-bearing deposits, partially offset by loan growth.
Loans and lending: Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans to total deposits ratio at a level designed to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. Our loan to deposit ratio typically ranges from 90% to 95%. Our loan to deposit ratio at June 30, 2022 was 67%, which reflects the unprecedented level of market liquidity and decrease in business activity due to the impacts of the COVID-19 pandemic. We expect our loan to deposit ratio to remain below historical levels for the foreseeable future. We offer a wide range of loan products to meet the demands of our clients. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Total loans receivable increased $372.1 million during the six months ended June 30, 2022, primarily reflecting increased one-to-four family residential, commercial business, multifamily real estate, commercial construction, one- to four-family construction, land and land development, agricultural business, and consumer loan balances, partially offset by decreased commercial real estate and multifamily construction loan balances. Excluding SBA PPP loans, total loans receivable increased $475.0 million during the six months ended June 30, 2022. At June 30, 2022, our loans receivable totaled $9.46 billion compared to $9.08 billion at December 31, 2021 and $9.65 billion at June 30, 2021.

During the first quarter of 2022, the Company changed the segmentation of its Small Balance CRE loan category based on the common risk characteristics used to measure the allowance for credit losses. The presentation of loans receivable at December 31, 2021 and June 30, 2021 has been revised to match the segmentation used in the current period presentation. The following table sets forth the composition of the Company’s loans receivable by type of loan as of the dates indicated (dollars in thousands):

				Percentage Change
	Jun 30, 2022	Dec 31, 2021	Jun 30, 2021	Prior Year End	Prior Year
Commercial real estate:
Owner-occupied	$845,184	$831,623	$780,558	1.6%	8.3%
Investment properties	1,628,105	1,674,027	1,633,481	(2.7)	(0.3)
Small balance CRE	1,191,903	1,281,863	1,294,879	(7.0)	(8.0)
Multifamily real estate	575,183	530,885	468,970	8.3	22.6
Construction, land and land development:
Commercial construction	193,984	167,998	181,316	15.5	7.0
Multifamily construction	256,952	259,116	295,661	(0.8)	(13.1)
One- to four-family construction	625,488	568,753	603,895	10.0	3.6
Land and land development	320,041	313,454	290,404	2.1	10.2
Commercial business:
Commercial business	1,176,287	1,038,206	1,123,026	13.3	4.7
SBA PPP	30,651	132,574	807,172	(76.9)	(96.2)
Small business scored	865,828	792,310	743,975	9.3	16.4
Agricultural business, including secured by farmland:
Agricultural business, including secured by farmland	283,059	279,224	240,933	1.4	17.5
SBA PPP	356	1,354	17,962	(73.7)	(98.0)
One- to four-family residential	868,175	657,474	611,227	32.0	42.0
Consumer:
Consumer—home equity revolving lines of credit	506,524	458,533	458,915	10.5	10.4
Consumer—other	89,109	97,369	101,807	(8.5)	(12.5)
Total loans receivable	$9,456,829	$9,084,763	$9,654,181	4.1%	(2.0)%

Our commercial real estate loans for owner-occupied, investment properties, and small balance CRE totaled $3.67 billion, or 39% of our loan portfolio at June 30, 2022. In addition, multifamily residential real estate loans totaled $575.2 million and comprised 6% of our loan portfolio. Commercial real estate loans decreased by $122.3 million during the first six months of 2022 while multifamily real estate loans increased by $44.3 million.

We also originate commercial, multifamily, and one- to four-family construction, land and land development loans, which totaled $1.40 billion, or 15% of our loan portfolio at June 30, 2022, compared to $1.31 billion at December 31, 2021 and $1.37 billion June 30, 2021. One- to four-family construction balances increased $56.7 million, or 10%, to $625.5 million at June 30, 2022 compared to $568.8 million at

December 31, 2021 and increased $21.6 million, or 4%, compared to $603.9 million at June 30, 2021. One- to four-family construction loans represented approximately 7% of our total loan portfolio at June 30, 2022, and includes both speculative construction and one- to four-family all-in-one construction loans made to owner occupants that convert to permanent loans upon completion of the homes and subsequently are often sold into the secondary market.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  Our commercial business lending, to a lesser extent, includes participation in certain syndicated loans, including shared national credits, which totaled $201.8 million at June 30, 2022. Our commercial and agricultural business loans increased $112.5 million to $2.36 billion at June 30, 2022, compared to $2.24 billion at December 31, 2021, and decreased $576.9 million, or 20%, compared to $2.93 billion at June 30, 2021. The decrease from the prior year reflects SBA PPP loan repayments from SBA loan forgiveness. SBA PPP loans decreased 77% to $31.0 million at June 30, 2022, compared to $133.9 million at December 31, 2021, and decreased 96% when compared to $825.1 million at June 30, 2021. Commercial and agricultural business loans represented approximately 25% of our portfolio at June 30, 2022.

We are active originators of one- to four-family residential loans in most communities where we have established offices in Washington, Oregon, California and Idaho. Most of the one- to four-family residential loans that we originate are typically sold in secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. Our one- to four-family residential loan originations have recently been relatively strong, despite the increases in interest rates during the current year. At June 30, 2022, our outstanding balance of one- to four-family residential loans retained in our portfolio increased $210.7 million, to $868.2 million, compared to $657.5 million at December 31, 2021, and increased $256.9 million, or 42%, compared to $611.2 million at June 30, 2021. The increase in one- to four-family loans from the preceding quarter was primarily the result of a jumbo mortgage campaign offered during the second quarter of 2022. One- to four-family residential loans represented 9% of our loan portfolio at June 30, 2022.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit clients. At June 30, 2022, consumer loans, including home equity revolving lines of credit, increased $39.7 million to $595.6 million, compared to $555.9 million at December 31, 2021, and increased $34.9 million compared to $560.7 million at June 30, 2021.

The following table shows the commitment amount for loan origination (excluding loans held for sale) activity for the three and six months ended June 30, 2022 and June 30, 2021 (in thousands):

	Three Months Ended		Six Months Ended
	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Commercial real estate	$121,365	$103,415	$208,786	$194,632
Multifamily real estate	2,959	45,674	24,128	58,552
Construction and land	643,832	509,828	1,189,307	957,197
Commercial business:
Commercial business	245,997	181,996	518,510	297,907
SBA PPP	—	55,990	—	484,170
Agricultural business	26,786	12,546	55,462	39,713
One-to four- family residential	126,963	47,086	182,784	104,817
Consumer	193,853	131,424	315,812	218,746
Total commitment amount for loan originations (excluding loans held for sale)	$1,361,755	$1,087,959	$2,494,789	$2,355,734

Loans held for sale decreased to $69.2 million at June 30, 2022, compared to $96.5 million at December 31, 2021, as sales exceeded originations of held-for-sale loans during the six months ended June 30, 2022. Loans held for sale were $71.7 million at June 30, 2021. Originations of loans held for sale decreased to $299.1 million for the six months ended June 30, 2022, compared to $504.3 million for the same period last year, primarily due to decreased refinance activity for one- to four-family residential mortgage loans due to the increase in interest rates during the current year. The volume of one- to four-family residential mortgage loans sold was $299.0 million during the six months ended June 30, 2022, compared to $566.9 million in the same period a year ago. During the six months ended June 30, 2022, we sold $15.8 million of multifamily loans, compared to $191.6 million for the same period a year ago. Loans held for sale included $57.9 million and $18.9 million of multifamily loans and $11.3 million and $52.8 million of one- to four-family residential mortgage loans at June 30, 2022 and 2021, respectively.

The following table presents loans by geographic concentration at June 30, 2022, December 31, 2021 and June 30, 2021 (dollars in thousands):

	Jun 30, 2022		Dec 31, 2021	Jun 30, 2021	Percentage Change
	Amount	Percentage	Amount	Amount	Prior Year End	Prior Year Qtr
Washington	$4,436,092	46.9%	$4,264,590	$4,541,792	4.0%	(2.3)%
California	2,227,532	23.6	2,138,340	2,246,580	4.2	(0.8)
Oregon	1,699,238	18.0	1,652,364	1,753,285	2.8	(3.1)
Idaho	562,464	5.9	525,141	525,610	7.1	7.0
Utah	94,508	1.0	74,913	92,103	26.2	2.6
Other	436,995	4.6	429,415	494,811	1.8	(11.7)
Total loans receivable	$9,456,829	100.0%	$9,084,763	$9,654,181	4.1%	(2.0)%

Investment Securities: Our total investment securities increased $87.2 million to $4.27 billion at June 30, 2022 from December 31, 2021. Securities purchased exceeded sales, paydowns and maturities during the six-month period ended June 30, 2022. During the first quarter of 2022, $458.6 million of securities were transferred from available for sale to securities held to maturity to limit the impact that potential future interest rates changes would have on our AOCI. Purchases during the six months ended June 30, 2022 were primarily in mortgage-backed securities. The average effective duration of Banner’s securities portfolio was approximately 6.5 years at June 30, 2022, compared to 4.6 years at December 31, 2021. Net fair value adjustments to the portfolio of securities held for trading, which were included in net income, increased $905,000 in the six months ended June 30, 2022. In addition, fair value adjustments for securities designated as available-for-sale decreased $282.4 million for the six months ended June 30, 2022, which was included net of the associated tax benefit of $67.8 million as a component of other comprehensive income, and largely occurred as a result of increases in market interest rates during the six months ended June 30, 2022. (See Note 3 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.) The Company held $300.0 million of securities purchased under resell agreements at both June 30, 2022 and December 31, 2021.

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

The following table sets forth the Company’s deposits by type of deposit account as of the dates indicated (dollars in thousands):

				Percentage Change
	Jun 30, 2022	Dec 31, 2021	Jun 30, 2021	Prior Year End	Prior Year Quarter
Non-interest-bearing	$6,388,815	$6,385,177	$6,090,063	0.1%	4.9%
Interest-bearing checking	1,859,582	1,947,414	1,736,696	(4.5)	7.1
Regular savings accounts	2,801,177	2,784,716	2,646,302	0.6	5.9
Money market accounts	2,406,678	2,370,995	2,290,600	1.5	5.1
Interest-bearing transaction & savings accounts	7,067,437	7,103,125	6,673,598	(0.5)	5.9
Total core deposits	13,456,252	13,488,302	12,763,661	(0.2)	5.4
Interest-bearing certificates	756,312	838,631	873,047	(9.8)	(13.4)
Total deposits	$14,212,564	$14,326,933	$13,636,708	(0.8)%	4.2%

Total deposits were $14.21 billion at June 30, 2022, compared to $14.33 billion at December 31, 2021 and $13.64 billion a year ago. The $114.4 million decrease in total deposits compared to December 31, 2021 reflects a $32.1 million decrease in core deposits and an $82.3 million decrease in certificates of deposit. The decrease in total deposits during the first six months of 2022 was primarily due to the sale of four branches, which included the transfer of $178.2 million of related deposits. Non-interest-bearing account balances were $6.39 billion at both June 30, 2022 and December 31, 2021, and increased 5% compared to $6.09 billion a year ago. Interest-bearing transaction and savings accounts decreased 1% to $7.07 billion at June 30, 2022, compared to $7.10 billion at December 31, 2021, and increased 6% compared to

$6.67 billion a year ago. Certificates of deposit decreased 10% to $756.3 million at June 30, 2022, compared to $838.6 million at December 31, 2021 and decreased 13% compared to $873.0 million a year ago. We had no brokered deposits at June 30, 2022 or December 31, 2021. Core deposits represented 95% and 94% of total deposits at June 30, 2022 and December 31, 2021, respectively.

The following table presents deposits by geographic concentration at June 30, 2022, December 31, 2021 and June 30, 2021 (dollars in thousands):

	Jun 30, 2022		Dec 31, 2021	Jun 30, 2021	Percentage Change
	Amount	Percentage	Amount	Amount	Prior Year End	Prior Year Quarter
Washington	$7,820,321	55.0%	$7,952,376	$7,547,591	(1.7)%	3.6%
Oregon	3,123,110	22.0	3,067,054	2,939,667	1.8	6.2
California	2,520,493	17.7	2,524,296	2,417,387	(0.2)	4.3
Idaho	748,640	5.3	783,207	732,063	(4.4)	2.3
Total deposits	$14,212,564	100.0%	$14,326,933	$13,636,708	(0.8)%	4.2%

Borrowings: We had no FHLB advances at June 30, 2022, compared to $50.0 million at December 31, 2021 as increased core deposits were a sufficient source of funding. Other borrowings, consisting of retail repurchase agreements primarily related to client cash management accounts, decreased $29.8 million, or 11%, to $234.7 million at June 30, 2022, compared to $264.5 million at December 31, 2021. Junior subordinated debentures totaled $72.2 million at June 30, 2022 compared to $119.8 million at December 31, 2021, as Banner redeemed $50.5 million of junior subordinated debentures during the six months ended June 30, 2022. Subordinated notes, net of issuance costs were $98.8 million at June 30, 2022 compared to $98.6 million at December 31, 2021.

Shareholders’ Equity: Total shareholders’ equity decreased $204.5 million to $1.49 billion at June 30, 2022. The decrease in shareholders’ equity is primarily due to the $256.1 million decrease in AOCI, primarily representing the unrealized loss and related decrease in the fair value of securities available-for-sale, net of tax, the accrual of $30.4 million of cash dividends to common shareholders and the repurchase of 200,000 shares of common stock at a total cost of $11.0 million, partially offset by the $91.9 million of year-to-date net income. During the six months ended June 30, 2022, no shares of restricted stock were forfeited and 54,218 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants. (See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” in this Form 10-Q.) Tangible common shareholders’ equity, which excludes goodwill and other intangible assets, decreased $201.5 million to $1.10 billion, or 6.88% of tangible assets at June 30, 2022, compared to $1.30 billion, or 7.93% of tangible assets at December 31, 2021. The decrease in tangible common shareholders’ equity as a percentage of tangible assets was primarily due to the decrease in tangible common shareholders’ equity primarily due to the previously mentioned decrease in AOCI.

Comparison of Results of Operations for the Three Months Ended June 30, 2022 and March 31, 2022 and the Six Months Ended June 30, 2022 and 2021

For the quarter ended June 30, 2022, our net income was $48.0 million, or $1.39 per diluted share, compared to $44.0 million, or $1.27 per diluted share, for the preceding quarter. For the six months ended June 30, 2022, our net income was $91.9 million, or $2.66 per diluted share, compared to net income of $101.2 million, or $2.88 per diluted share for the same period a year earlier. Our net income for the current quarter included a $7.8 million gain on sale of branches and increased interest income due to increased average yields on total interest-earning assets, partially offset by decreased mortgage banking income and a provision for credit losses of $4.5 million. Our results for both the quarter ended June 30, 2022 and the preceding quarter included no COVID-19 related expenses or merger and acquisition-related expenses. Our net income for the six months ended June 30, 2022 included a $10.3 million decrease in mortgage banking income and a decline in the recognition of deferred loan fee income due to reduced loan repayments from SBA PPP loan forgiveness compared to the same period a year ago, partially offset by a recapture of provision for credit losses of $2.4 million and the previously mentioned gain recognized on sale of branches. Our results for the six months ended June 30, 2022 included no COVID-19 related expenses or merger and acquisition-related expenses as compared to $265,000 of COVID-19 related expenses and $650,000 of merger and acquisition-related expenses in the same prior year period.

An increase in the yields on loans and investment securities due to rising interest rates during the quarter, partially offset by a decline in the recognition of deferred loan fee income due to SBA PPP loan repayments from SBA loan forgiveness produced increased net interest income for the quarter compared to the preceding quarter. Growth in the balance of average interest-earning assets and decreased funding costs, partially offset by a decline in the recognition of deferred loan fee income due to SBA PPP loan repayments from SBA loan forgiveness and the decline in the average yield on interest-earning assets, produced increased net interest income for the six months ended June 30, 2022 compared to the same period a year ago. The increase in net interest income and the gain on sale of branches, partially offset by lower income from mortgage banking operations resulted in increased total revenue for the quarter ended June 30, 2022, compared to the preceding quarter. Banner recorded a $4.5 million provision for credit losses for the quarter ended June 30, 2022, compared to a $7.0 million recapture of provision for credit losses in the prior quarter. The provision for credit losses for the current quarter primarily reflects loan growth and, to a lesser extent, a deterioration in forecasted economic conditions. The recapture of provision for credit losses for the preceding quarter primarily reflects improvement in the level of adversely classified loans, as well as in the forecasted economic indicators utilized to estimate credit losses. The increase in net interest income and the gain recognized on the branch sale completed during the second quarter of 2022, partially offset by decreased mortgage banking income resulted in revenues increasing for the six months ended June 30, 2022, compared to the same period a year earlier. Banner recorded a $2.4 million recapture of provision for credit losses for the six months ended June 30, 2022, compared to a $19.5 million recapture of provision for credit losses for the same period a year ago. The recapture of provision for credit losses for the six months ended June 30, 2022 primarily reflects a decrease in adversely classified loans partially offset by growth in loan balances.

Non-interest expenses increased in the quarter ended June 30, 2022 compared to the prior quarter and decreased during the six months ended June 30, 2022, compared to the to the same period a year ago. The increase in non-interest expense for the current quarter compared to the prior quarter reflects increased salary and employee benefits expenses, primarily due to normal salary and wage adjustments, payment and card processing services expenses and professional services expenses, partially offset by increased capitalized loan origination costs, primarily due to increased loan production, and decreases in loss on extinguishment of debt and information/computer data services expense. During the prior quarter, Banner recorded a $793,000 loss on extinguishment of debt as a result of the redemption of $50.5 million of junior subordinated debentures. The year-over-year decrease in non-interest expense primarily reflects decreases in salary and employee benefits expenses, primarily due to a reduction in staffing, professional and legal expenses, primarily due to a reduction in consultant expense, and advertising and marketing expenses. The year-over-year decreases in non-interest expenses were partially offset by a decrease in capitalized loan origination costs and the previously mentioned loss on extinguishment of debt recognized during the first quarter of 2022.

OPERATING DATA:
	Quarters Ended		Six months ended
(In thousands)	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Interest income	$133,001	$122,891	$255,892	$258,086
Interest expense	3,990	4,237	8,227	12,871
Net interest income	129,011	118,654	247,665	245,215
Provision (recapture) for credit losses	4,534	(6,961)	(2,427)	(19,507)
Net interest income after provision (recapture) for credit losses	124,477	125,615	250,092	264,722
Deposit fees and other service charges	11,000	11,189	22,189	18,697
Mortgage banking operations revenue	3,978	4,440	8,418	18,692
Net change in valuation of financial instruments carried at fair value	69	49	118	117
All other non-interest income	12,126	3,749	15,875	9,102
Total non-interest income	27,173	19,427	46,600	46,608
Salary and employee benefits	60,832	59,486	120,318	126,754
All other non-interest expenses	31,221	31,709	62,930	59,397
Total non-interest expense	92,053	91,195	183,248	186,151
Income before provision for income tax expense	59,597	53,847	113,444	125,179
Provision for income tax expense	11,632	9,884	21,516	23,942
Net income	$47,965	$43,963	$91,928	$101,237

PER COMMON SHARE DATA:
	Quarters Ended		Six months ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Net income:
Basic	$1.40	$1.28	$2.68	$2.90
Diluted	1.39	1.27	2.66	2.88

Net Interest Income. Net interest income increased by $10.4 million, or 9%, to $129.0 million for the quarter ended June 30, 2022, compared to $118.7 million for the preceding quarter. The higher net interest income during the quarter compared to the preceding quarter was primarily due to increases in the yields on loans and investment securities, partially offset by a decline in the recognition of deferred loan fee income due to SBA PPP loan repayments from SBA loan forgiveness. The higher yields on interest-earnings assets for the quarter ended June 30, 2022 compared to preceding quarter reflect the rising interest rate environment during 2022.

The net interest margin on a tax equivalent basis of 3.44% for the quarter ended June 30, 2022 was enhanced by two basis points as a result of acquisition accounting adjustments. This compares to a net interest margin on a tax equivalent basis of 3.18% for the preceding quarter, which included three basis points from acquisition accounting adjustments. The increase in net interest margin compared to the preceding quarter was primarily due to an increase in the average yields on interest-earning assets during the current quarter. In March 2022, in response to inflation, the Federal Open Market Committee (“FOMC”) of the Federal Reserve System commenced increasing the target range for the federal funds rate by implementing a 25 basis-point increase. During the second quarter of 2022, the FOMC increased the target range for the federal funds rate by an additional 125 basis points to a range of 1.50% to 1.75%. The increase in average yields on interest-earning assets during the current quarter reflects the lagging benefit of variable rate interest-earnings assets beginning to reprice higher. Our balance sheet is structured to increase the net interest margin in the near term if the FOMC continues to raise the targeted federal funds rate in an effort to curb inflation, which appears likely based on recent Federal Reserve communications and interest rate forecasts.

Net interest income increased by $2.5 million, or 1%, to $247.7 million for the six months ended June 30, 2022, compared to $245.2 million for the same period one year earlier, primarily due to an increase of $912.2 million in the average balance of interest-earning assets and decreased funding costs, partially offset by a decline in the recognition of deferred loan fee income due to SBA PPP loan repayments from SBA loan forgiveness and the decline in the average yield on interest-earning assets. The lower average yields for the six months ended June 30, 2022 compared to same period a year ago reflect the growth in the average balance of interest-earning assets primarily being invested in short term investments including interest bearing deposits and securities available for sale. The net interest margin on a tax equivalent basis decreased to 3.31% for the six months ended June 30, 2022 compared to 3.48% for the same period in the prior year, as a result of lower yields on interest-earning assets. The net interest margin included three basis points from acquisition accounting adjustments for the six months ended June 30, 2022 and five basis points for same period a year earlier.

Interest Income. Interest income for the quarter ended June 30, 2022 was $133.0 million, compared to $122.9 million for the preceding quarter.  The increase in interest income during the current quarter compared to the prior quarter occurred primarily as a result of higher yields on interest-earning assets, partially offset by a decline in the recognition of deferred loan fee income due to SBA PPP loan repayments from SBA loan forgiveness. The average balance of interest-earning assets was $15.35 billion for the quarter ended June 30, 2022, compared to $15.42 billion for the preceding quarter. The average yield on total interest-earning assets was 3.54% for the quarter ended June 30, 2022, compared to 3.29% for the preceding quarter. This increase in average yield between the quarters reflects a 46 basis-point increase in the average yield on investment securities, and a four basis-point increase in the average yield on loans, in each case due to rising interest rates, partially offset by a decline in the recognition of deferred loan fee income due to SBA repayment and forgiveness of low yielding SBA PPP loans. Average loans receivable for the quarter ended June 30, 2022 increased $209.4 million, or 2%, to $9.37 billion, compared to $9.16 billion for the preceding quarter, primarily reflecting the increase in one- to four-family loans. Interest income on loans increased by $4.2 million to $104.5 million for the current quarter from $100.4 million for the preceding quarter, reflecting the increase in the average balance of loans receivable as well as the impact of the previously mentioned increases in interest rates, partially offset by a decline in the recognition of deferred loan fee income due to loan repayments from SBA PPP loan forgiveness.  The average yield on total loans increased to 4.54% for the quarter ended June 30, 2022, from 4.50% in the preceding quarter, also reflecting the impact of the previously mentioned increases in interest rates, partially offset by a decline in the recognition of deferred loan fee income due to loan repayments from SBA PPP loan forgiveness. The acquisition accounting loan discount accretion and the related balance sheet impact added four basis points to the current quarter’s average loan yield, compared to five basis points in the preceding quarter.

The combined average balance of mortgage-backed securities, other investment securities, equity securities, interest-bearing deposits and FHLB stock (total investment securities or combined portfolio) decreased to $5.98 billion for the quarter ended June 30, 2022 (excluding the effect of fair value adjustments), compared to $6.26 billion for the preceding quarter. The interest and dividend income from those investments increased by $6.0 million compared to the preceding quarter. The average yield on the combined portfolio increased to 1.99% for the quarter ended June 30, 2022, from 1.53% in the preceding quarter. The increase in the average yield for the current quarter compared to the preceding quarter reflects the rising interest rates as well as a decrease in the average balance of interest-bearing deposits.

Interest income for the six months ended June 30, 2022 was $255.9 million, compared to $258.1 million for the same period in the prior year, a decrease of $2.2 million. The results between the periods primarily reflect a decrease in the average yield on interest-earning assets, mostly due to the investment of excess liquidity in short term investments as well as a decline in the acceleration of the recognition of deferred loan fee income upon SBA repayment and forgiveness of low yielding SBA PPP loans, partially offset by a higher average balance of interest-earning assets.

Interest Expense. Interest expense for the quarter ended June 30, 2022 was $4.0 million, compared to $4.2 million for the preceding quarter. The interest expense decrease between the current quarter and preceding quarter reflects the decrease in total average borrowings and a slight decrease in the average cost of total funding liabilities.

Interest expense for the six months ended June 30, 2022 was $8.2 million, compared to $12.9 million for the same period in the prior year. The decrease in interest expense occurred as a result of an eight basis-point decrease in the average cost of all funding liabilities to 0.11% for the six months ended June 30, 2022, compared to 0.19% for the same period in the prior year, partially offset by a $1.03 billion, or 7%, increase in average funding liabilities.  The increase in average funding liabilities reflects increases in low costing core deposits, including non-interest-bearing deposits and interest-bearing transaction and savings accounts.

Deposit interest expense decreased $78,000, or 4%, to $2.0 million for the quarter ended June 30, 2022, compared to $2.1 million for the preceding quarter, primarily as a result of a decrease in the average balance of interest-bearing deposits. The average rate paid on total deposits was 0.06% in both the second quarter of 2022 and the preceding quarter. The cost of interest-bearing deposits decreased by one basis-point to 0.10% for the quarter ended June 30, 2022, compared to 0.11% in the preceding quarter. Average deposit balances increased to $14.44 billion for the quarter ended June 30, 2022, from $14.41 billion for the preceding quarter.

Deposit interest expense for the six months ended June 30, 2022 decreased $2.5 million, or 38%, to $4.1 million, compared to $6.6 million for the same period in the prior year. Average deposit balances increased to $14.43 billion for the six months ended June 30, 2022, from $13.27 billion for the same period a year earlier, while the average rate paid on deposits decreased to 0.06% for the six months ended June 30, 2022 from 0.10% for the same period in the prior year. The average cost of interest-bearing deposits decreased by eight basis points to 0.10% for the six months ended June 30, 2022, compared to 0.18% in the same period a year earlier. The decrease in the average cost of interest-bearing deposits was primarily the result of an increase in the average balance of core deposits and a 36 basis-point decrease on the cost of certificates of deposit.

Interest expense on total borrowings decreased to $2.0 million for the quarter ended June 30, 2022 from $2.2 million for the preceding quarter. The decrease was primarily due to decreases in the average balance of the FHLB Advances. The average rate paid on total borrowings for the quarter ended June 30, 2022 increased to 1.80% from 1.74% for the preceding quarter. Average total borrowings were $441.3 million for the quarter ended June 30, 2022, compared to $500.4 million for the preceding quarter.

Interest expense on total borrowings decreased to $4.1 million for the six months ended June 30, 2022 from $6.2 million for the same period a year earlier. Average total borrowings were $470.6 million for the six months ended June 30, 2022, compared to $591.7 million for the same period a year earlier. The decrease was primarily due to the decrease in the average balance of the junior subordinated debentures and FHLB advances. The average rate paid on total borrowings for the six months ended June 30, 2022 decreased to 1.77% from 2.12% for the same period a year earlier.

Analysis of Net Interest Spread. The following tables present for the periods indicated our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities with additional comparative data on our operating performance (dollars in thousands):

ADDITIONAL FINANCIAL INFORMATION
(dollars in thousands)
(rates / ratios annualized)
ANALYSIS OF NET INTEREST SPREAD	Quarters Ended
	Jun 30, 2022			Mar 31, 2022
	Average Balance	Interest and Dividends	Yield / Cost(3)	Average Balance	Interest and Dividends	Yield / Cost(3)
Interest-earning assets:
Held for sale loans	$69,338	$655	3.79%	$130,221	$1,115	3.47%
Mortgage loans	7,565,894	85,408	4.53	7,347,662	81,032	4.47
Commercial/agricultural loans	1,572,957	17,153	4.37	1,479,216	15,011	4.12
SBA PPP loans	45,739	1,056	9.26	88,720	2,784	12.73
Consumer and other loans	117,162	1,683	5.76	115,881	1,700	5.95
Total loans(1)	9,371,090	105,955	4.54	9,161,700	101,642	4.50
Mortgage-backed securities	3,170,915	16,965	2.15	2,975,263	14,235	1.94
Other securities	1,626,204	10,326	2.55	1,573,834	8,429	2.17
Interest-bearing deposits with banks	1,176,591	2,281	0.78	1,697,545	820	0.20
FHLB stock	10,000	100	4.01	11,756	106	3.66
Total investment securities	5,983,710	29,672	1.99	6,258,398	23,590	1.53
Total interest-earning assets	15,354,800	135,627	3.54	15,420,098	125,232	3.29
Non-interest-earning assets	1,282,649			1,372,182
Total assets	$16,637,449			$16,792,280
Deposits:
Interest-bearing checking accounts	$1,924,896	289	0.06	$1,958,824	273	0.06
Savings accounts	2,841,286	352	0.05	2,816,774	354	0.05
Money market accounts	2,431,456	531	0.09	2,390,621	506	0.09
Certificates of deposit	783,536	836	0.43	825,028	953	0.47
Total interest-bearing deposits	7,981,174	2,008	0.10	7,991,247	2,086	0.11
Non-interest-bearing deposits	6,456,432	—	—	6,421,143	—	—
Total deposits	14,437,606	2,008	0.06	14,412,390	2,086	0.06
Other interest-bearing liabilities:
FHLB advances	—	—	—	42,222	291	2.80
Other borrowings	252,085	80	0.13	266,148	84	0.13
Junior subordinated debentures and subordinated notes	189,178	1,902	4.03	191,985	1,776	3.75
Total borrowings	441,263	1,982	1.80	500,355	2,151	1.74
Total funding liabilities	14,878,869	3,990	0.11	14,912,745	4,237	0.12
Other non-interest-bearing liabilities(2)	239,676			225,953
Total liabilities	15,118,545			15,138,698
Shareholders’ equity	1,518,904			1,653,582
Total liabilities and shareholders’ equity	$16,637,449			$16,792,280
Net interest income/rate spread (tax equivalent)		$131,637	3.43%		$120,995	3.17%
Net interest margin (tax equivalent)			3.44%			3.18%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(2,626)			(2,341)
Net interest income and margin, as reported		$129,011	3.37%		$118,654	3.12%
Additional Key Financial Ratios:
Return on average assets			1.16%			1.06%
Return on average equity			12.67			10.78
Average equity/average assets			9.13			9.85
Average interest-earning assets/average interest-bearing liabilities			182.31			181.59
Average interest-earning assets/average funding liabilities			103.20			103.40
Non-interest income/average assets			0.66			0.47
Non-interest expense/average assets			2.22			2.20
Efficiency ratio(4)			58.94			66.04
Adjusted efficiency ratio(5)			59.46			62.09
(1)Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $1.4 million and $1.3 million for the three months ended June 30, 2022 and March 31, 2022, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.2 million and $1.0 million for the three months ended June 30, 2022 and March 31, 2022, respectively.
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

	Six months ended June 30, 2022			Six months ended June 30, 2021
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Held for sale loans	$103,508	$1,770	3.45%	$94,488	$1,469	3.14%
Mortgage loans	7,453,483	166,440	4.50	7,146,260	161,253	4.55
Commercial/agricultural loans	1,526,345	32,164	4.25	1,499,902	31,737	4.27
SBA PPP loans	67,111	3,840	11.54	1,158,266	28,588	4.98
Consumer and other loans	116,525	3,383	5.85	125,197	3,775	6.08
Total loans(1)(3)	9,266,972	207,597	4.52	10,024,113	226,822	4.56
Mortgage-backed securities	3,073,630	31,200	2.05	2,198,712	21,035	1.93
Other securities	1,600,164	18,755	2.36	1,150,193	13,775	2.42
Equity securities	—	—	—	866	—	—
Interest-bearing deposits with banks	1,435,629	3,101	0.44	1,086,241	638	0.12
FHLB stock	10,873	206	3.82	14,971	322	4.34
Total investment securities (3)	6,120,296	53,262	1.75	4,450,983	35,770	1.62
Total interest-earning assets	15,387,268	260,859	3.42	14,475,096	262,592	3.66
Non-interest-earning assets	1,327,169			1,232,196
Total assets	$16,714,437			$15,707,292
Deposits:
Interest-bearing checking accounts	$1,941,766	562	0.06	$1,685,973	617	0.07
Savings accounts	2,829,098	706	0.05	2,555,144	975	0.08
Money market accounts	2,411,152	1,037	0.09	2,265,819	1,443	0.13
Certificates of deposit	804,167	1,789	0.45	900,970	3,602	0.81
Total interest-bearing deposits	7,986,183	4,094	0.10	7,407,906	6,637	0.18
Non-interest-bearing deposits	6,438,885	—	—	5,861,941	—	—
Total deposits	14,425,068	4,094	0.06	13,269,847	6,637	0.10
Other interest-bearing liabilities:
FHLB advances	20,994	291	2.80	122,100	1,589	2.62
Other borrowings	259,078	164	0.13	221,682	233	0.21
Junior subordinated debentures and subordinated notes	190,573	3,678	3.89	247,944	4,412	3.59
Total borrowings	470,645	4,133	1.77	591,726	6,234	2.12
Total funding liabilities	14,895,713	8,227	0.11	13,861,573	12,871	0.19
Other non-interest-bearing liabilities (2)	232,853			203,567
Total liabilities	15,128,566			14,065,140
Shareholders’ equity	1,585,871			1,642,152
Total liabilities and shareholders’ equity	$16,714,437			$15,707,292
Net interest income/rate spread (tax equivalent)		$252,632	3.31%		$249,721	3.47%
Net interest margin (tax equivalent)			3.31%			3.48%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(4,967)			(4,506)
Net interest income and margin		$247,665	3.25%		$245,215	3.42%
Additional Key Financial Ratios:
Return on average assets			1.11%			1.30%
Return on average equity			11.69			12.43
Average equity / average assets			9.49			10.45
Average interest-earning assets / average interest-bearing liabilities			181.95			180.95
Average interest-earning assets / average funding liabilities			103.30			104.43
Non-interest income / average assets			0.56			0.60
Non-interest expense / average assets			2.21			2.39
Efficiency ratio (4)			62.27			63.79
Adjusted efficiency ratio (5)			60.72			60.77
(1)Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $2.7 million and $2.5 million for the six months ended June 30, 2022 and June 30, 2021, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $2.2 million and $2.0 million for the six months ended June 30, 2022 and June 30, 2021, respectively.
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

ADDITIONAL FINANCIAL INFORMATION
(dollars in thousands)
	Quarters Ended		Six Months Ended
CHANGE IN THE	Jun 30, 2022	Mar 31, 2022	Jun 30, 2022	Jun 30, 2021
ALLOWANCE FOR CREDIT LOSSES - LOANS
Balance, beginning of period	$125,471	$132,099	$132,099	$167,279
Provision (recapture) for credit losses – loans	3,144	(7,376)	(4,232)	(16,135)
Recoveries of loans previously charged off:
Commercial real estate	129	87	216	171
Construction and land	—	384	384	100
One- to four-family residential	98	40	138	133
Commercial business	234	149	383	1,300
Agricultural business, including secured by farmland	14	118	132	8
Consumer	112	216	328	393
	587	994	1,581	2,105
Loans charged off:
Commercial real estate	—	(2)	(2)	(3,766)
Construction and land	—	(5)	(5)	—
Commercial business	(248)	(82)	(330)	(912)
Agricultural business, including secured by farmland	—	—	—	(2)
Consumer	(252)	(157)	(409)	(560)
	(500)	(246)	(746)	(5,240)
Net recoveries	87	748	835	(3,135)
Balance, end of period	$128,702	$125,471	$128,702	$148,009
Net recoveries / Average loans receivable	0.001%	0.008%	0.009%	(0.031)%

The provision for credit losses - loans reflects the amount required to maintain the allowance for credit losses - loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. During the quarter ended June 30, 2022, we recorded a provision for credit losses - loans of $3.1 million, compared to a recapture of provision for credit losses - loans of $7.4 million during the prior quarter. The provision for credit losses - loans for the current quarter primarily reflects loan growth and, to a lesser extent, a deterioration in forecasted economic conditions. The recapture of provision for credit losses - loans for the prior quarter primarily reflects improvement in the level of adversely classified loans, as well as in the forecasted economic indicators utilized to estimate credit losses. Future assessments of the expected credit losses will not only be impacted by changes to the reasonable and supportable forecast, but will also include an updated assessment of qualitative factors, as well as consideration of any required changes in the reasonable and supportable forecast reversion period. No allowance for credit losses - loans was recorded on the $31.0 million balance of SBA PPP loans at June 30, 2022 as these loans are fully guaranteed by the SBA.

Net loan recoveries were $87,000 for the quarter ended June 30, 2022 compared to net recoveries of $748,000 in the preceding quarter. The allowance for credit losses - loans was $128.7 million at June 30, 2022 compared to $125.5 million at March 31, 2022 and $148.0 million at June 30, 2021. The allowance for credit losses - loans as a percentage of total loans (loans receivable excluding allowance for credit losses) was 1.36% at June 30, 2022 as compared to 1.37% at March 31, 2022 and 1.53% at June 30, 2021. The decrease in the allowance for credit losses - loans as a percentage of loans at June 30, 2022 compared to June 30, 2021 reflects the recapture of provision for credit losses - loans recorded during 2022, primarily as the result of the improvement in the forecasted economic indicators as well as the decrease in adversely classified loans.

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

	Quarters Ended		Six Months Ended
CHANGE IN THE	Jun 30, 2022	Mar 31, 2022	Jun 30, 2022	Jun 30, 2021
ALLOWANCE FOR CREDIT LOSSES - UNFUNDED LOAN COMMITMENTS
Balance, beginning of period	$12,860	$12,432	$12,432	$13,297
Provision/(recapture) for credit losses - unfunded loan commitments	1,386	428	1,814	(3,388)
Balance, end of period	$14,246	$12,860	$14,246	$9,909

The allowance for credit losses - unfunded loan commitments was $14.2 million at June 30, 2022, compared to $12.9 million at March 31, 2022 and compared to $9.9 million at June 30, 2021. The increase in the allowance for credit losses - unfunded loan commitments reflects the provision for credit losses - unfunded loan commitments recorded during the current quarter. During the quarter ended June 30, 2022, we recorded a provision for credit losses - unfunded loan commitments of $1.4 million, compared to a $428,000 provision for loan losses - unfunded loan commitments during the preceding quarter. During the six months ended June 30, 2022, we recorded a provision for credit losses - unfunded loan commitments of $1.8 million, compared to a recapture of provision for loan losses - unfunded loan commitments of $3.4 million during the same period a year earlier. The provision for credit losses - unfunded loan commitments during the current and preceding quarter was primarily the result of an increase in unfunded loan commitments.

Non-interest Income. The following table presents the key components of non-interest income for the three months ended June 30, 2022 and March 31, 2022 and the six months ended June 30, 2022 and 2021 (dollars in thousands):

	Quarters Ended				Six months ended June 30,
	Jun 30, 2022	Mar 31, 2022	Change Amount	Change Percent	2022	2021	Change Amount	Change Percent
Deposit fees and other service charges	$11,000	$11,189	$(189)	(1.7)%	$22,189	$18,697	$3,492	18.7%
Mortgage banking operations	3,978	4,440	(462)	(10.4)	8,418	18,692	(10,274)	(55.0)
Bank owned life insurance	2,239	1,631	608	37.3	3,870	2,552	1,318	51.6
Miscellaneous	2,051	1,683	368	21.9	3,734	5,988	(2,254)	(37.6)
	19,268	18,943	325	1.7	38,211	45,929	(7,718)	(16.8)
Net gain on sale of securities	32	435	(403)	(92.6)	467	562	(95)	(16.9)
Net change in valuation of financial instruments carried at fair value	69	49	20	40.8	118	117	1	0.9
Gain on sale of branches, including related deposits	7,804	—	7,804	nm	7,804	—	7,804	nm
Total non-interest income	$27,173	$19,427	$7,746	39.9%	$46,600	$46,608	$(8)	—%

Non-interest income was $27.2 million for the quarter ended June 30, 2022, compared to $19.4 million for the preceding quarter, and $46.6 million for both the six months ended June 30, 2022 and 2021. The increases in non-interest income for the quarter, compared to the preceding quarter is primarily due to the previously mentioned $7.8 million gain recognized on the branch sale completed during the quarter. Our non-interest income for the quarter ended June 30, 2022 included a $69,000 net gain for fair value adjustments and a net gain of $32,000 on sales of securities. For the quarter ended March 31, 2022, fair value adjustments resulted in a net gain of $49,000 and we had a net gain of $435,000 on sale of securities. Our non-interest income for the six months ended June 30, 2022 included a net gain of $118,000 for fair value adjustments and a $467,000 net gain on sale of securities. During the six months ended June 30, 2021, fair value adjustments resulted in a net gain of $117,000 and we had a $562,000 net gain on sale of securities. For a more detailed discussion of our fair value adjustments, please refer to Note 8 in the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.

Deposit fees and other service charges decreased by $189,000, or 2%, for the quarter ended June 30, 2022, compared to the preceding quarter. Deposit fees and other service charges increased by $3.5 million, or 19%, for the six months ended June 30, 2022, compared to the same period a year earlier, primarily as a result of increased deposit transaction account activity. Mortgage banking operations, including gains on one- to four-family and multifamily loan sales and loan servicing fees, decreased $462,000 for the quarter ended June 30, 2022, compared to the preceding quarter and decreased $10.3 million for the six months ended June 30, 2022, compared to the same period a year earlier. There were no sales of multifamily loans during the quarter ended June 30, 2022. Gains on sales of multifamily loans resulted in income of $340,000 during the preceding quarter and the six months ended June 30, 2022, compared to $3.4 million for the same six-month period a year ago. Gains on sales of one- to four-family loans resulted in income of $3.7 million and $7.8 million for the quarter and six months ended June 30, 2022, respectively, compared to $4.1 million in the preceding quarter, and $15.4 million for the six months ended June 30, 2021. These decreases in mortgage banking operations between the periods primarily reflect a reduction in the volume of one- to four-family loans sold, as well as a decrease in the gain on sale margin on one- to four-family held-for-sale loans. The reduction in volumes reflects a reduction in refinancing activity as interest rates increased during 2022. Home purchase activity accounted for 82% of one- to four-family mortgage loan originations in the second quarter of 2022, compared to 64% in the prior quarter. The lower mortgage banking revenue for the six months ended June 30, 2022 compared to the same period a year ago is also due in part to a $1.1 million lower of cost or market downward adjustment recorded on multifamily held for sale loans during the six months ended June 30, 2022 due to increases in market interest rates.

The decrease in miscellaneous non-interest income during the six months ended June 30, 2022, compared to the same period a year earlier is primarily due to higher gains recognized during the six months ended June 30, 2021 related to the disposition of closed branch locations.

Non-interest Expense.  The following table represents key elements of non-interest expense for the three months ended June 30, 2022 and March 31, 2022 and the six months ended June 30, 2022 and 2021 (dollars in thousands):

	Quarters Ended				Six months ended June 30,
	Jun 30, 2022	Mar 31, 2022	Change Amount	Change Percent	2022	2021	Change Amount	Change Percent
Salaries and employee benefits	$60,832	$59,486	$1,346	2.3%	$120,318	$126,754	$(6,436)	(5.1)%
Less capitalized loan origination costs	(7,222)	(6,230)	(992)	15.9	(13,452)	(18,464)	5,012	(27.1)
Occupancy and equipment	13,284	13,220	64	0.5	26,504	25,812	692	2.7
Information/computer data services	5,997	6,651	(654)	(9.8)	12,648	11,805	843	7.1
Payment and card processing expenses	5,682	4,896	786	16.1	10,578	9,301	1,277	13.7
Professional and legal expenses	2,878	2,180	698	32.0	5,058	7,699	(2,641)	(34.3)
Advertising and marketing	822	461	361	78.3	1,283	2,444	(1,161)	(47.5)
Deposit insurance expense	1,440	1,524	(84)	(5.5)	2,964	2,774	190	6.8
State/municipal business and use taxes	1,004	1,162	(158)	(13.6)	2,166	2,148	18	0.8
REO operations	(121)	(79)	(42)	53.2	(200)	(124)	(76)	61.3
Amortization of core deposit intangibles	1,425	1,424	1	0.1	2,849	3,422	(573)	(16.7)
Loss on extinguishment of debt	—	793	(793)	(100.0)	793	—	793	nm
Miscellaneous	6,032	5,707	325	5.7	11,739	11,665	74	0.6
	92,053	91,195	858	0.9	183,248	185,236	(1,988)	(1.1)
COVID-19 expenses	—	—	—	nm	—	265	(265)	(100.0)
Merger and acquisition-related expenses	—	—	—	nm	—	650	(650)	(100.0)
Total non-interest expense	$92,053	$91,195	$858	0.9%	$183,248	$186,151	$(2,903)	(1.6)%

Non-interest expenses were $92.1 million for the quarter ended June 30, 2022, compared to $91.2 million for the preceding quarter, and $183.2 million for the six months ended June 30, 2022, compared to $186.2 million for the same period last year. The current quarter non-interest expense includes increased salary and employee benefits expenses, payment and card processing services expenses and professional services expenses, partially offset by increased capitalized loan origination costs and decreases in loss on extinguishment of debt and information / computer data services expense. We recognized no COVID-19 expenses during both the quarter ended June 30, 2022 and the preceding quarter. The decrease in non-interest expense for the six months ended June 30, 2022 primarily reflects decreases in salary and employee benefits expenses, professional and legal expenses and advertising and marketing expenses, partially offset by a decrease in capitalized loan origination costs and the loss on extinguishment of debt recognized during the first quarter of 2022. The six months ended June 30, 2022 results included no COVID-19 expenses, compared to $265,000 for the same period last year.

Salary and employee benefits expenses increased $1.3 million to $60.8 million for the quarter ended June 30, 2022, compared to $59.5 million for the preceding quarter, primarily due to an increase in salaries due to annual merit increases along with increased production related commission and bonus expense, partially offset by a decline in severance expense. Salary and employee benefits expenses decreased $6.4 million to $120.3 million for the six months ended June 30, 2022, compared to $126.8 million for the same period last year, primarily due to a reduction in staffing. Capitalized loan origination costs increased $1.0 million for the quarter ended June 30, 2022, compared to the preceding quarter, primarily due to increased loan production, and decreased $5.0 million for the six months ended June 30, 2022, compared to the same period in the prior year, primarily due to the origination of SBA PPP loans during the first quarter of 2021. Payment and card processing services expenses increased $786,000 for the quarter ended June 30, 2022 compared to the preceding quarter, and $1.3 million compared to the same period last year, primarily reflecting expenses related to fraudulent deposit account activity. Professional and legal expenses increased $698,000 for the quarter ended June 30, 2022 compared to the preceding quarter, and decreased $2.6 million compared to the same period last year, primarily due to a decrease in consulting expense. Advertising and marketing expenses increased $361,000 for the quarter ended June 30, 2021, compared to the preceding quarter and decreased $1.2 million for the six months ended June 30, 2022, compared to the same period in the prior year, primarily due to a reduction in direct mail marketing expenses. In addition, Banner recorded a $793,000 loss as a result of the redemption of $50.5 million of junior subordinated debentures during the prior quarter.

Banner’s efficiency ratio was 58.94% for the current quarter, compared to 66.04% in the preceding quarter. Banner’s adjusted efficiency ratio was 59.46% for the current quarter, compared to 62.09% in the preceding quarter. See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to the efficiency ratio.

Income Taxes. For the quarter ended June 30, 2022, we recognized $11.6 million in income tax expense for an effective tax rate of 19.5%, which reflects our blended statutory tax rate reduced by the effect of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting. Our statutory income tax rate is 23.6%, representing a blend of the statutory federal income tax rate of 21.0% and apportioned effects of the state income tax rates. For the quarter ended March 31, 2022, we recognized $9.9 million in income tax expense for an effective tax rate of 18.4%. For the six months ended June 30, 2022, we recognized $21.5 million in income tax expense for an effective tax rate of 19.0%, compared to $23.9 million in income tax expense for an effective tax rate of 19.1% for the same period in the prior year. For more discussion on our income taxes, please refer to Note 9 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

Asset Quality

Maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us. We actively engage our borrowers to resolve classified loans, problem assets and effectively manage REO as a result of foreclosures.

Non-Performing Assets:  Non-performing assets decreased to $19.1 million, or 0.12% of total assets, at June 30, 2022, from $23.7 million, or 0.14% of total assets, at December 31, 2021, and from $31.5 million, or 0.19% of total assets, at June 30, 2021. Our allowance for credit losses - loans was $128.7 million, or 688% of non-performing loans at June 30, 2022 compared to $132.1 million, or 578% of non-performing loans at December 31, 2021 and $148.0 million, or 481% of non-performing loans at June 30, 2021. We believe our level of non-performing loans and assets continues to be manageable at June 30, 2022. The primary components of the $19.1 million in non-performing assets were $16.7 million in nonaccrual loans, $2.1 million in loans more than 90 days delinquent and still accruing interest, and $357,000 in REO and other repossessed assets.

Loans are reported as TDRs when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  If any TDR loan becomes delinquent or other matters call into question the borrower’s ability to repay full interest and principal in accordance with the restructured terms, the TDR loan would be reclassified as nonaccrual.  At June 30, 2022, we had $4.4 million of TDR loans performing under their restructured repayment terms.

The following table sets forth information with respect to our non-performing assets and restructured loans at the dates indicated (dollars in thousands):

	June 30, 2022	December 31, 2021	June 30, 2021
Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$10,041	$14,159	$17,427
Construction and land	200	479	541
One- to four-family	2,002	2,711	4,007
Commercial business	1,521	2,156	3,673
Agricultural business, including secured by farmland	1,022	1,022	1,200
Consumer	1,874	1,754	1,799
	16,660	22,281	28,647
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	899	—	911
One- to four-family	1,053	436	579
Commercial business	20	2	495
Consumer	83	117	131
	2,055	555	2,116
Total non-performing loans	18,715	22,836	30,763
REO, net	340	852	763
Other repossessed assets held for sale	17	17	17
Total non-performing assets	$19,072	$23,705	$31,543

Total non-performing assets to total assets	0.12%	0.14%	0.19%
Total nonaccrual loans to loans before allowance for credit losses	0.18%	0.25%	0.30%
Restructured loans performing under their restructured terms (2)	$4,370	$5,309	$5,472

Loans 30-89 days past due and on accrual	$8,336	$11,558	$5,656

(1)Includes $51,000 of nonaccrual TDR loans at June 30, 2022. For the six months ended June 30, 2022, interest income was reduced by $132,000 as a result of nonaccrual loan activity, which includes the reversal of $86,000 of accrued interest as of the date the loan was placed on nonaccrual. There was no interest income recognized on nonaccrual loans for the six months ended June 30, 2022.
(2)These loans were performing under their restructured repayment terms at the dates indicated.

In addition to the non-performing loans as of June 30, 2022, we had other classified loans with an aggregate outstanding balance of $134.5 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

The following table presents the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade at the dates indicated (in thousands):

	June 30, 2022	December 31, 2021	June 30, 2021

Pass	$9,274,655	$8,874,468	$9,315,264
Special Mention	27,711	11,932	66,103
Substandard	154,463	198,363	272,814
Total	$9,456,829	$9,084,763	$9,654,181

The decrease in substandard loans during the six months ended June 30, 2022 primarily reflects the payoff of substandard loans as well as risk rating upgrades.

REO: REO was $340,000 at June 30, 2022 compared to $852,000 at December 31, 2021. The following table shows REO activity for the quarters ended June 30, 2022 and March 31, 2022 and the six months ended June 30, 2022 and June 30, 2021 (in thousands):

	Three Months Ended		Six months ended
	Jun 30, 2022	Mar 31, 2022	Jun 30, 2022	Jun 30, 2021
Balance, beginning of period	$429	$852	$852	$816
Additions from loan foreclosures	—	—	—	423
Proceeds from dispositions of REO	(257)	(607)	(864)	(783)
Gain on sale of REO	168	184	352	307
Balance, end of period	$340	$429	$340	$763

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

Our primary investing activity is the origination of loans and, in certain periods, the purchase of securities or loans.  During the six months ended June 30, 2022 and June 30, 2021, our loan originations, including originations of loans held for sale, exceeded our loan repayments by $578.4 million and $294.5 million, respectively. There were $75.9 million of loan purchases during the six months ended June 30, 2022 and $33,000 of loan purchases during the six months ended June 30, 2021. This activity was funded primarily by the reduction in the balance of cash held as interest-bearing deposits and the sale of loans in 2022. During the six months ended June 30, 2022 and June 30, 2021, we received proceeds of $324.4 million and $722.6 million, respectively, from the sale of loans. Securities purchased during the six months ended June 30, 2022 and June 30, 2021 totaled $664.0 million and $1.93 billion, respectively, and securities repayments, maturities and sales in those periods were $254.8 million and $895.2 million, respectively.

Our primary financing activity is gathering deposits. Total deposits decreased by $114.4 million during the first six months of 2022, as certificates of deposit decreased by $82.3 million and core deposits decreased by $32.1 million. The decrease in total deposits during the first six months of 2022 was primarily due to the sale of four branches, which included the transfer of $178.2 million of related deposits. Certificates of deposit are generally more vulnerable to competition and more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At June 30, 2022, certificates of deposit totaled $756.3 million, or 5% of our total deposits, including $611.1 million which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our certificates of deposit as they mature.

We had no FHLB advances at June 30, 2022, compared to $50.0 million at December 31, 2021. Other borrowings decreased $29.8 million to $234.7 million at June 30, 2022 from $264.5 million at December 31, 2021.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the six months ended June 30, 2022 and 2021, we used our sources of funds primarily to fund loan commitments and purchase securities. At June 30, 2022, we had outstanding loan commitments totaling $4.34 billion, primarily relating to undisbursed loans in process and unused credit lines. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings.  We maintain credit facilities with the FHLB-Des Moines, which provided for advances that in the aggregate would equal the lesser of 45% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock).  At June 30, 2022, under these credit facilities based on pledged collateral, Banner Bank had $2.41 billion of available credit capacity. We had no advances under these credit facilities at June 30, 2022. In addition, Banner Bank has been approved for participation in the Borrower-In-Custody (BIC) program by the Federal Reserve Bank of San Francisco (FRBSF).  Under this program, based on pledged collateral, Banner Bank had available lines of credit of approximately $876.8 million as of June 30, 2022.  We had no funds borrowed from the FRBSF at June 30, 2022 or December 31, 2021. At June 30, 2022, Banner Bank also had uncommitted federal funds line of credit agreements with other financial institutions totaling $125.0 million. No balances were outstanding under these agreements as of June 30, 2022 or December 31, 2021. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage. Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner Corporation is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner Corporation’s primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.44 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2022 at this rate of $0.44 per share, our average total dividend paid each quarter would be approximately $15.0 million based on the number of outstanding shares at June 30, 2022. At June 30, 2022, the Company on an unconsolidated basis had liquid assets of $57.7 million.

As noted below, Banner Corporation and its subsidiary bank continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the six months ended June 30, 2022, total shareholders’ equity decreased $204.5 million, to $1.49 billion.  At June 30, 2022, tangible common shareholders’ equity, which excludes goodwill and other intangible assets, was $1.10 billion, or 6.88% of tangible assets.  See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to tangible common shareholders’ equity.  Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Bank to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets.  In addition to the minimum capital ratios, both Banner Corporation and the Bank are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital of more than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At June 30, 2022, Banner Corporation and the Bank each exceeded all regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 14 of the Notes to the Consolidated Financial Statements included in the 2021 Form 10-K for additional information regarding regulatory capital requirements for Banner Corporation and the Bank.)

The actual regulatory capital ratios calculated for Banner Corporation and Banner Bank as of June 30, 2022, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as “Adequately Capitalized”		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Amount
Banner Corporation—consolidated
Total capital to risk-weighted assets	$1,667,107	13.80%	$966,205	8.00%	$1,207,756	10.00%
Tier 1 capital to risk-weighted assets	1,439,822	11.92	724,654	6.00	724,654	6.00
Tier 1 leverage capital to average assets	1,439,822	8.74	659,250	4.00	n/a	n/a
Common equity tier 1 capital	1,353,322	11.21	543,490	4.50	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	1,601,881	13.27	965,374	8.00	1,206,718	10.00
Tier 1 capital to risk-weighted assets	1,474,596	12.22	724,031	6.00	965,374	8.00
Tier 1 leverage capital to average assets	1,474,596	8.95	658,890	4.00	823,612	5.00
Common equity tier 1 capital	1,474,596	12.22	543,023	4.50	784,367	6.50

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to clients than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of June 30, 2022, our loans with interest rate floors totaled $3.90 billion and had a weighted average floor rate of 4.10% compared to a current average note rate of 4.77%.  As of June 30, 2022, our loans with interest rates at their floors totaled $1.19 billion and had a weighted average note rate of 4.03% and our loans with interest rates below their floors totaled $428.9 million and had a weighted average note rate of 4.21%. The Company actively manages its exposure to interest rate risk through on-going adjustments to the mix of interest-earning assets and funding sources that affect the repricing speeds of loans, investments, interest-bearing deposits and borrowings.

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

The following table sets forth, as of June 30, 2022, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$57,267	10.0%	$122,717	10.5%	$(623,498)	(19.6)%
+300	43,897	7.6	94,056	8.0	(493,975)	(15.5)
+200	38,113	6.6	84,379	7.2	(345,111)	(10.9)
+100	23,284	4.1	52,662	4.5	(187,192)	(5.9)
0	—	—	—	—	—	—
-25	(10,021)	(1.7)	(24,012)	(2.1)	43,622	1.4
-50	(21,677)	(3.8)	(52,352)	(4.5)	64,711	2.0
-100	(45,316)	(7.9)	(110,444)	(9.4)	72,464	2.3

(1)    Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.  The targeted Federal Funds Rate was between 1.50% and 1.75% at June 30, 2022.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2022 (dollars in thousands).  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At June 30, 2022, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $4.09 billion, representing a one-year cumulative gap to total assets ratio of 24.96%.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of June 30, 2022 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$840,121	$40,110	$136,370	$34,519	$24,244	$1,146	$1,076,510
Fixed-rate mortgage loans	243,550	207,196	651,888	514,528	782,383	78,451	2,477,996
Adjustable-rate mortgage loans	1,082,120	282,644	941,237	1,097,611	291,129	14,174	3,708,915
Fixed-rate mortgage-backed securities	102,554	102,653	453,225	475,302	905,763	1,065,065	3,104,562
Adjustable-rate mortgage-backed securities	440,973	14,307	3,709	201	4,237	—	463,427
Fixed-rate commercial/agricultural loans	83,261	87,734	235,081	133,590	125,135	82,608	747,409
Adjustable-rate commercial/agricultural loans	760,730	19,056	63,140	48,696	13,561	26	905,209
Consumer and other loans	423,858	66,656	50,076	14,964	17,699	38,883	612,136
Investment securities and interest-earning deposits	1,281,959	14,100	132,816	122,353	241,256	373,467	2,165,951
Total rate sensitive assets	5,259,126	834,456	2,667,542	2,441,764	2,405,407	1,653,820	15,262,115
Interest-bearing liabilities: (2)
Regular savings	273,427	167,993	564,576	425,959	665,844	703,378	2,801,177
Interest checking accounts	162,078	74,339	265,247	220,716	404,374	732,829	1,859,583
Money market deposit accounts	251,801	138,661	468,823	358,144	571,730	617,521	2,406,680
Certificates of deposit	368,762	242,287	126,517	17,397	1,338	11	756,312
Subordinated notes	—	—	100,000	—	—	—	100,000
Junior subordinated debentures	89,178	—	—	—	—	—	89,178
Retail repurchase agreements	234,737	—	—	—	—	—	234,737
Total rate sensitive liabilities	1,379,983	623,280	1,525,163	1,022,216	1,643,286	2,053,739	8,247,667
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$3,879,143	$211,176	$1,142,379	$1,419,548	$762,121	$(399,919)	$7,014,448
Cumulative excess of interest-sensitive assets	$3,879,143	$4,090,319	$5,232,698	$6,652,246	$7,414,367	$7,014,448	$7,014,448
Cumulative ratio of interest-earning assets to interest-bearing liabilities	381.10%	304.18%	248.30%	246.18%	219.70%	185.05%	185.05%
Interest sensitivity gap to total assets	23.67	1.29	6.97	8.66	4.65	(2.44)	42.81
Ratio of cumulative gap to total assets	23.67	24.96	31.94	40.60	45.25	42.81	42.81

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
(2)Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(1.9) billion, or (11.65)% of total assets at June 30, 2022.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three Months Ended June 30, 2022 and March 31, 2022 and the Six Months Ended June 30, 2022 and 2021” of this report on Form 10-Q.

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

(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls Over Financial Reporting:  In the quarter ended June 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

In the normal course of our business, we have various legal proceedings and other contingent matters pending. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. Furthermore, in some matters, it is difficult to assess potential exposure because the legal proceeding is still in the pretrial stage. These claims and counter claims typically arise during the course of collection efforts on problem loans or with respect to actions to enforce liens on properties in which we hold a security interest, although we also are subject to claims related to employment matters. Claims related to employment matters may include, but are not limited to: claims by our employees of discrimination, harassment, violations of wage and hour requirements, or violations of other federal, state, or local laws and claims of misconduct or negligence on the part of our employees. Some or all of these claims may lead to litigation, including class action litigation, and these matters may cause us to incur negative publicity with respect to alleged claims. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operation for any period. At June 30, 2022, we had accrued $11.8 million related to these legal proceedings. The ultimate outcome of these legal proceedings could be more or less than what we have accrued. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, operations or cash flows, except as set forth below.

A class and collective action lawsuit, Bolding et al. v. Banner Bank, US Dist. Ct., WD WA., was filed against Banner Bank on April 17, 2017. The plaintiffs are former and/or current mortgage loan officers of AmericanWest Bank and/or Banner Bank, who allege that the employer bank failed to pay all required regular and overtime wages that were due pursuant to the Fair Labor Standards Act (“FLSA”) and related laws of the state respective to each individual plaintiff. The plaintiffs seek regular and overtime wages, plus certain penalty amounts and legal fees. On December 15, 2017, the court granted the plaintiffs’ motion for conditional certification of a class with regard to the FLSA claims; following notice given to approximately 160 potential class members, 33 persons elected to “opt-in” as plaintiffs in the class. On October 10, 2018, the Court granted plaintiffs’ motion for certification of a different class of approximately 200 members, with regard to state law claims. Significant pre-trial motions were filed by both parties, including various motions by Banner Bank seeking to dismiss and/or limit the class claims. The court granted in part and denied in part Banner Bank’s motions and has ultimately allowed the case to proceed. The Court ruled on the last of the pre-trial motions on September 13, 2021, increasing the likelihood of trial or settlement. If the case goes to trial and the Company is unsuccessful in defending the claims, damages could be higher than the amount the Company has accrued as a litigation contingency reserve for this case. We believe that there are substantial defenses to this lawsuit, and we have, and will continue to, defend this case vigorously. The ultimate outcome is unknown at this time. Mediation previously scheduled for September 2022 is in the process of being rescheduled to a later date. In the event the parties fail to reach a settlement, a trial for this case will be scheduled, and will be bifurcated between a liability phase and a damages phase.

ITEM 1A – Risk Factors

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2022:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
April 1, 2022 - April 30, 2022	84	$59.69	—	1,712,510
May 1, 2022 - May 31, 2022	201,428	54.83	200,000	1,512,510
June 1, 2022 - June 30, 2022	—	—	—	1,512,510
Total for quarter	201,512	54.83	200,000

Employees surrendered 1,512 shares to satisfy tax withholding obligations upon the vesting of restricted stock grants during the three months ended June 30, 2022.

On December 22, 2021, the Company announced that its Board of Directors had renewed its authorization to repurchase up to 5% of the Company’s common stock, or 1,712,510 of the Company’s outstanding shares. Under the authorization, shares may be repurchased by the

Company in open market purchases. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the quarter ended June 30, 2022, the Company repurchased 200,000 shares under the repurchase authorization, leaving 1,512,510 available for future repurchase.

ITEM 3 – Defaults upon Senior Securities

Not Applicable.

ITEM 4 – Mine Safety Disclosures

Not Applicable.

ITEM 5 – Other Information

Not Applicable.

ITEM 6 – Exhibits

Exhibit	Index of Exhibits

3{a}	Restated Articles of Incorporation of Banner Corporation [incorporated by reference to Exhibit 3.1 (b) to the Registrant’s Current Report on Form 8-K filed on May 24, 2022 (File No. 000-26584)].

3{b}	Amended and Restated Bylaws of Banner Corporation [incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 24, 2022 (File No. 000-26584)].

10{a}	Amended and Restated Employment Agreement, with Mark J. Grescovich [incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2013 (File No. 000-26584].

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

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit	Index of Exhibits
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

August 4, 2022	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

August 4, 2022	/s/ Peter J. Conner
Peter J. Conner
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)