Form 10-Q
period 2022-09-30
BANNER CORP
filed 2022-11-03
CIK 946673

‘

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).				Yes	☐	No	[x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:				As of October 31, 2022
Common Stock, $.01 par value per share				34,190,429 shares

BANNER CORPORATION AND SUBSIDIARIES

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements. The Unaudited Condensed Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:

Consolidated Statements of Financial Condition as of September 30, 2022 and December 31, 2021	4

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021	5

Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2022 and 2021	6

Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2022 and the Year Ended December 31, 2021	7

Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2022 and 2021	11

Selected Notes to the Consolidated Financial Statements	13

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview	53

Comparison of Financial Condition at September 30, 2022 and December 31, 2021	59

Comparison of Results of Operations for the Three Months Ended September 30, 2022 and June 30, 2022 and the Nine Months Ended September 30, 2022 and 2021	63

Asset Quality	71

Liquidity and Capital Resources	73

Capital Requirements	74

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	75

Sensitivity Analysis	75

Item 4 – Controls and Procedures	79

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	80

Item 1A – Risk Factors	80

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	80

Item 3 – Defaults upon Senior Securities	81

Item 4 – Mine Safety Disclosures	81

Item 5 – Other Information	81

Item 6 – Exhibits	82

SIGNATURES	84

Special Note Regarding Forward-Looking Statements

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, liquidity, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied by our forward looking statements, including, but not limited to: potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth caused by increasing political instability from acts of war including Russia’s invasion of Ukraine, as well as increasing oil prices and supply chain disruptions, and any governmental or societal responses to the COVID-19 pandemic, including the possibility of new COVID-19 variants: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses and provisions for credit losses; the ability to manage loan delinquency rates; competitive pressures among financial services companies; changes in consumer spending or borrowing and spending habits; interest rate movements generally and the relative differences between short and long-term interest rates, loan and deposit interest rates, net interest margin and funding sources; uncertainty regarding the future of the London Interbank Offered Rate (LIBOR), and the transition away from LIBOR toward new interest rate benchmarks; the impact of repricing and competitors’ pricing initiatives on loan and deposit products; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values; the ability to adapt successfully to technological changes to meet clients’ needs and developments in the marketplace; the ability to access cost-effective funding; the ability to control operating costs and expenses, including the costs associated with our “Banner Forward” initiative; the use of estimates in determining fair value of certain assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect employees, and potential associated charges; disruptions, security breaches or other adverse events, failures or interruptions in, or attacks on, information technology systems or on the third-party vendors who perform critical processing functions; changes in financial markets; changes in economic conditions in general and in Washington, Idaho, Oregon and California in particular, including the risk of inflation; secondary market conditions for loans and the ability to sell loans in the secondary market; the costs, effects and outcomes of litigation; legislation or regulatory changes, including but not limited to changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, results of safety and soundness and compliance examinations by the Board of Governors of the Federal Reserve System (the Federal Reserve), the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks (the Washington DFI), or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require restitution or institute an informal or formal enforcement action which could require an increase in reserves for loan losses, write-downs of assets or changes in regulatory capital position, or affect the ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions, any of which could adversely affect liquidity and earnings; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the quality and composition of our securities portfolio and the impact of adverse changes in the securities markets; the inability of key third-party providers to perform their obligations; changes in accounting principles, policies or guidelines, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business; other economic, competitive, governmental, regulatory and technological factors affecting operations, pricing, products and services; future acquisitions by Banner of other depository institutions or lines of business; and future goodwill impairment due to changes in Banner’s business, changes in market conditions; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (SEC), including this report on Form 10-Q. Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us. Further, many of these risks and uncertainties are currently amplified by and may continue to be amplified by or may, in the future, be amplified by, the COVID-19 pandemic. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires. All references to “Banner” refer to Banner Corporation and those to “the Bank” refer to its wholly-owned subsidiary, Banner Bank.

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
September 30, 2022 and December 31, 2021

ASSETS	September 30, 2022	December 31, 2021
Cash and due from banks	$273,052	$358,461
Interest bearing deposits	548,869	1,775,839
Total cash and cash equivalents	821,921	2,134,300
Securities—trading	28,383	26,981
Securities—available-for-sale, amortized cost $3,433,541 and $3,653,160, respectively	2,996,173	3,638,993
Securities—held-to-maturity, net of allowance for credit losses of $394 and $433, respectively, fair value $947,416 and $541,853, respectively	1,132,852	520,922
Total securities	4,157,408	4,186,896
Federal Home Loan Bank (FHLB) stock	10,000	12,000
Securities purchased under agreements to resell	300,000	300,000
Loans held for sale (includes $80,590 and $39,775, at fair value, respectively)	84,358	96,487
Loans receivable	9,827,096	9,084,763
Allowance for credit losses – loans	(135,918)	(132,099)
Net loans receivable	9,691,178	8,952,664
Accrued interest receivable	50,689	42,916
Real estate owned (REO), held for sale, net	340	852
Property and equipment, net	141,280	148,759
Goodwill	373,121	373,121
Other intangibles, net	10,655	14,855
Bank-owned life insurance (BOLI)	295,443	244,156
Deferred tax assets, net	178,550	71,138
Operating lease right-of-use assets	51,908	55,257
Other assets	193,958	171,471
Total assets	$16,360,809	$16,804,872
LIABILITIES
Deposits:
Non-interest-bearing	$6,507,523	$6,385,177
Interest-bearing transaction and savings accounts	7,004,799	7,103,125
Interest-bearing certificates	721,944	838,631
Total deposits	14,234,266	14,326,933
Advances from FHLB	—	50,000
Other borrowings	234,006	264,490
Subordinated notes, net	98,849	98,564
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	73,841	119,815
Operating lease liabilities	58,031	59,756
Accrued expenses and other liabilities	209,226	148,303
Deferred compensation	43,931	46,684
Total liabilities	14,952,150	15,114,545
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 34,191,759 shares issued and outstanding at September 30, 2022; 34,252,632 shares issued and outstanding at December 31, 2021	1,291,741	1,299,381
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2022; no shares issued and outstanding at December 31, 2021	—	—
Retained earnings	486,108	390,762
Carrying value of shares held in trust for stock-based compensation plans	(6,973)	(7,435)
Liability for common stock issued to stock related compensation plans	6,973	7,435
Accumulated other comprehensive (loss) income	(369,190)	184
Total shareholders’ equity	1,408,659	1,690,327
Total liabilities and shareholders’ equity	$16,360,809	$16,804,872
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except shares and per share amounts)
For the Three and Nine Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
INTEREST INCOME:
Loans receivable	$116,610	$116,487	$321,466	$340,802
Mortgage-backed securities	17,558	11,695	48,486	32,503
Securities and cash equivalents	16,951	7,686	37,059	20,649
Total interest income	151,119	135,868	407,011	393,954
INTEREST EXPENSE:
Deposits	2,407	2,749	6,501	9,386
FHLB advances	—	655	291	2,244
Other borrowings	81	125	245	358
Subordinated debt	2,188	2,193	5,866	6,605
Total interest expense	4,676	5,722	12,903	18,593
Net interest income	146,443	130,146	394,108	375,361
PROVISION (RECAPTURE) FOR CREDIT LOSSES	6,087	(8,638)	3,660	(28,145)
Net interest income after provision (recapture) for credit losses	140,356	138,784	390,448	403,506
NON-INTEREST INCOME:
Deposit fees and other service charges	11,449	10,457	33,638	29,154
Mortgage banking operations	105	9,613	8,523	28,305
BOLI	1,804	1,245	5,674	3,797
Miscellaneous	1,689	2,185	5,423	8,173
	15,047	23,500	53,258	69,429
Net gain on sale of securities	6	56	473	618
Net change in valuation of financial instruments carried at fair value	532	1,778	650	1,895
Gain on sale of branches, including related deposits	—	—	7,804	—
Total non-interest income	15,585	25,334	62,185	71,942
NON-INTEREST EXPENSE:
Salary and employee benefits	61,639	59,799	181,957	186,553
Less capitalized loan origination costs	(5,984)	(8,290)	(19,436)	(26,754)
Occupancy and equipment	12,008	13,153	38,512	38,965
Information and computer data services	6,803	6,110	19,451	17,915
Payment and card processing services	5,508	6,181	16,086	15,482
Professional and legal expenses	2,619	12,324	7,677	20,023
Advertising and marketing	1,326	1,521	2,609	3,965
Deposit insurance	1,946	1,469	4,910	4,243
State and municipal business and use taxes	1,223	1,219	3,389	3,367
Real estate operations, net	68	53	(132)	(71)
Amortization of core deposit intangibles	1,215	1,575	4,064	4,997
Loss on extinguishment of debt	—	—	793	—
Miscellaneous	6,663	6,977	18,402	18,642
	95,034	102,091	278,282	287,327
COVID-19 expenses	—	44	—	309
Merger and acquisition-related expenses	—	10	—	660
Total non-interest expense	95,034	102,145	278,282	288,296
Income before provision for income taxes	60,907	61,973	174,351	187,152
PROVISION FOR INCOME TAXES	11,837	12,089	33,353	36,031
NET INCOME	$49,070	$49,884	$140,998	$151,121
Earnings per common share:
Basic	$1.43	$1.45	$4.11	$4.35
Diluted	$1.43	$1.44	$4.09	$4.32
Cumulative dividends declared per common share	$0.44	$0.41	$1.32	$1.23
Weighted average number of common shares outstanding:
Basic	34,224,640	34,446,510	34,277,182	34,716,914
Diluted	34,416,017	34,669,492	34,499,246	35,012,228
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited) (In thousands)
For the Three and Nine Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET INCOME	$49,070	$49,884	$140,998	$151,121
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF INCOME TAXES:
Unrealized holding loss on securities—available-for-sale arising during the period	(140,312)	(23,223)	(422,728)	(62,711)
Income tax benefit related to securities—available-for-sale unrealized holding losses	33,675	5,574	101,455	15,051
Reclassification for net gain on securities—available-for-sale realized in earnings	(6)	(118)	(473)	(634)
Income tax expense related to securities—available-for-sale realized gains	2	28	114	152
Unrealized loss on securities transferred from available-for-sale to held-to-maturity	—	—	(34,596)	—
Income tax benefit related to securities transferred from available-for-sale to held-to-maturity	—	—	8,303	—
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	754	—	1,982	—
Income tax expense related to amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	(181)	—	(476)	—
Net unrealized loss on interest rate swaps used in cash flow hedges	(7,871)	—	(26,425)	—
Income tax benefit related to interest rate swaps used in cash flow hedges	1,889	—	6,342	—
Changes in fair value of junior subordinated debentures related to instrument specific credit risk	(1,612)	(7,333)	(4,544)	(7,879)
Income tax benefit related to junior subordinated debentures	387	1,760	1,091	1,891
Reclassification of fair value of junior subordinated debentures redeemed	—	—	765	—
Income tax expense related to junior subordinated debentures redeemed	—	—	(184)	—
Other comprehensive loss	(113,275)	(23,312)	(369,374)	(54,130)
COMPREHENSIVE (LOSS) INCOME	$(64,205)	$26,572	$(228,376)	$96,991

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands, except shares)
For the Nine Months Ended September 30, 2022 and the Year Ended December 31, 2021

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2021	35,159,200	$1,349,879	$247,316	$69,069	$1,666,264

Net income			46,855		46,855
Other comprehensive loss, net of income tax				(56,103)	(56,103)
Accrual of dividends on common stock ($0.41/share)			(14,589)		(14,589)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	76,143	1,714			1,714
Repurchase of common stock	(500,000)	(25,324)			(25,324)

Balance, March 31, 2021	34,735,343	$1,326,269	$279,582	$12,966	$1,618,817

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance, April 1, 2021	34,735,343	$1,326,269	$279,582	$12,966	$1,618,817

Net income			54,382		54,382
Other comprehensive income, net of income tax				25,285	25,285
Accrual of dividends on common stock ($0.41/share)			(14,459)		(14,459)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	65,545	(259)			(259)
Repurchase of common stock	(250,000)	(14,555)			(14,555)

Balance, June 30, 2021	34,550,888	$1,311,455	$319,505	$38,251	$1,669,211

Continued on next page

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amounts
Balance, July 1, 2021	34,550,888	$1,311,455	$319,505	$38,251	$1,669,211

Net income			49,884		49,884
Other comprehensive loss, net of income tax				(23,312)	(23,312)
Accrual of dividends on common stock ($0.41/share)			(14,354)		(14,354)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	1,103	2,339			2,339
Repurchase of common stock	(300,000)	(16,649)			(16,649)

Balance, September 30, 2021	34,251,991	$1,297,145	$355,035	$14,939	$1,667,119

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amounts
Balance, October 1, 2021	34,251,991	$1,297,145	$355,035	$14,939	$1,667,119

Net income			49,927		49,927
Other comprehensive loss, net of income tax				(14,755)	(14,755)
Accrual of dividends on common stock ($0.41/share)			(14,200)		(14,200)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	641	2,236			2,236

Balance, December 31, 2021	34,252,632	$1,299,381	$390,762	$184	$1,690,327

Continued on next page

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2022	34,252,632	$1,299,381	$390,762	$184	$1,690,327

Net income			43,963		43,963
Other comprehensive loss, net of income tax				(154,275)	(154,275)
Accrual of dividends on common stock ($0.44/share)			(15,066)		(15,066)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	120,152	(1,169)			(1,169)

Balance, March 31, 2022	34,372,784	$1,298,212	$419,659	$(154,091)	$1,563,780

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, April 1, 2022	34,372,784	$1,298,212	$419,659	$(154,091)	$1,563,780

Net income			47,965		47,965
Other comprehensive loss, net of income tax				(101,824)	(101,824)
Accrual of dividends on common stock ($0.44/share)			(15,378)		(15,378)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	18,546	2,247			2,247
Repurchase of common stock	(200,000)	(10,960)			(10,960)

Balance, June 30, 2022	34,191,330	$1,289,499	$452,246	$(255,915)	$1,485,830

Continued on next page

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, July 1, 2022	34,191,330	$1,289,499	$452,246	$(255,915)	$1,485,830

Net income			49,070		49,070
Other comprehensive loss, net of income tax				(113,275)	(113,275)
Accrual of dividends on common stock ($0.44/share)			(15,208)		(15,208)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	429	2,242			2,242

Balance, September 30, 2022	34,191,759	$1,291,741	$486,108	$(369,190)	$1,408,659

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$140,998	$151,121
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	12,594	13,071
Deferred income and expense, net of amortization	(3,743)	(33,982)
Capitalized loan servicing rights, net of amortization	479	(407)
Amortization of core deposit intangibles	4,064	4,997
Gain on sale of securities, net	(473)	(618)
Net change in valuation of financial instruments carried at fair value	(650)	(1,895)
Gain on sale of branches, including related deposits	(7,804)	—
Decrease in deferred taxes	9,233	12,705
Increase in current taxes payable	9,706	499
Stock-based compensation	6,592	7,012
Net change in cash surrender value of BOLI	(4,980)	(3,482)
Gain on sale of loans, excluding capitalized servicing rights	(3,246)	(22,623)
Loss (gain) on disposal of real estate held for sale and property and equipment, net	239	(1,452)
Provision (recapture) for credit losses	3,660	(28,145)
Loss on extinguishment of debt	765	—
Origination of loans held for sale	(376,654)	(912,467)
Proceeds from sales of loans held for sale	375,656	1,115,207
Net change in:
Other assets	(55,631)	6,537
Other liabilities	46,562	23,645
Net cash provided from operating activities	157,367	329,723
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(606,622)	(2,390,756)
Principal repayments and maturities of securities—available-for-sale	296,272	1,136,965
Proceeds from sales of securities—available-for-sale	25,030	59,591
Purchases of securities—held-to-maturity	(190,645)	(52,440)
Principal repayments and maturities of securities—held-to-maturity	40,810	23,842
Purchases of equity securities	—	(4,750)
Proceeds from sales of equity securities	—	4,796
Loan (originations) repayments, net	(621,444)	660,016
Purchases of loans and participating interest in loans	(103,268)	(4,258)
Proceeds from sales of other loans	13,269	38,386
Net cash paid related to branch divestiture	(168,137)	—
Purchases of property and equipment	(12,244)	(6,355)
Proceeds from sale of real estate held for sale and sale of other property	5,940	8,299
Proceeds from FHLB stock repurchase program	2,000	4,358
Purchase of securities purchased under agreements to resell	—	(300,000)
Investment in bank-owned life insurance	(50,052)	(50)
Other	3,544	2,393
Net cash used by investing activities	(1,365,547)	(819,963)
Continued on next page

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021
FINANCING ACTIVITIES:
Increase in deposits, net	$85,535	$1,597,381
Repayment of long term FHLB advances	(50,000)	(100,000)
(Decrease) increase in other borrowings, net	(30,483)	62,572
Repayment of junior subordinated debentures	(50,518)	—
Proceeds from redemption of trust securities related to junior subordinated debentures	1,518	—
Cash dividends paid	(46,019)	(43,568)
Cash paid for repurchase of common stock	(10,960)	(56,528)
Taxes paid related to net share settlement of equity awards	(3,272)	(3,218)
Net cash (used by) provided from financing activities	(104,199)	1,456,639
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,312,379)	966,399
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,134,300	1,234,183
CASH AND CASH EQUIVALENTS, END OF PERIOD	$821,921	$2,200,582

	Nine Months Ended September 30,
	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$11,332	$17,927
Tax paid	10,670	20,081
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Transfer of loans to real estate owned and other repossessed assets	—	512
Dividends accrued but not paid until after period end	972	1,191
Loans, held-for-sale, transferred to portfolio	13,420	—
Securities, available-for-sale, transferred to held-to-maturity	462,159	—
DISPOSITIONS:
Assets divested	(1,539)	—
Liabilities divested	(178,209)	—

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2022 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and note disclosures have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. Certain reclassifications have been made to the 2021 Consolidated Financial Statements and/or schedules to conform to the 2022 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Banner’s consolidated financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for credit losses, (iii) the valuation of financial assets and liabilities recorded at fair value, (iv) the valuation of intangible assets, such as goodwill, core deposit intangibles (CDI) and loan servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation or recognition of deferred tax assets and liabilities, (vii) the valuation of assets and liabilities acquired in business combinations and subsequent recognition of related income and expense and (viii) the determination of estimated losses from legal proceedings and other contingent matters pending. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies and Estimates) in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC (2021 Form 10-K).  There have been no significant changes in our application of these accounting policies during the first nine months of 2022.

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

Note 3:  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at September 30, 2022 and December 31, 2021 are summarized as follows (in thousands):

	September 30, 2022
	Amortized Cost	Fair Value
Trading:
Corporate bonds	$27,203	$28,383
	$27,203	$28,383

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$188,046	$108	$(1,643)	$—	$186,511
Municipal bonds	303,485	14	(50,687)	—	252,812
Corporate bonds	133,398	—	(10,749)	—	122,649
Mortgage-backed or related securities	2,586,161	5	(372,529)	—	2,213,637
Asset-backed securities	222,451	458	(2,345)	—	220,564
	$3,433,541	$585	$(437,953)	$—	$2,996,173

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$312	$1	$(7)	$306	$—
Municipal bonds	508,002	54	(90,655)	417,401	(193)
Corporate bonds	2,994	—	(18)	2,976	(201)
Mortgage-backed or related securities	621,938	—	(95,205)	526,733	—
	$1,133,246	$55	$(185,885)	$947,416	$(394)

	December 31, 2021
	Amortized Cost	Fair Value
Trading:
Corporate bonds	$27,203	$26,981
	$27,203	$26,981

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$201,101	$852	$(621)	$—	$201,332
Municipal bonds	293,761	15,171	(320)	—	308,612
Corporate bonds	114,427	3,103	(183)	—	117,347
Mortgage-backed or related securities	2,837,480	17,749	(49,961)	—	2,805,268
Asset-backed securities	206,391	52	(9)	—	206,434
	$3,653,160	$36,927	$(51,094)	$—	$3,638,993

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$316	$3	$—	$319	$—
Municipal bonds	420,555	20,743	(1,393)	439,905	(203)
Corporate bonds	3,092	—	(3)	3,089	(230)
Mortgage-backed or related securities	97,392	1,171	(23)	98,540	—
	$521,355	$21,917	$(1,419)	$541,853	$(433)

Accrued interest receivable on held-to-maturity debt securities was $4.4 million and $3.3 million as of September 30, 2022 and December 31, 2021, respectively, and was $12.5 million and $10.1 million on available-for-sale debt securities at September 30, 2022 and December 31, 2021, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Statements of Financial Condition and is excluded from the calculation of the allowance for credit losses.

At September 30, 2022 and December 31, 2021, the gross unrealized losses and the fair value for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	September 30, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$83,887	$(1,239)	$58,248	$(404)	$142,135	$(1,643)
Municipal bonds	229,339	(42,086)	15,853	(8,601)	245,192	(50,687)
Corporate bonds	115,044	(9,754)	7,006	(995)	122,050	(10,749)
Mortgage-backed or related securities	1,356,167	(182,947)	794,663	(189,582)	2,150,830	(372,529)
Asset-backed securities	103,702	(2,345)	—	—	103,702	(2,345)
	$1,888,139	$(238,371)	$875,770	$(199,582)	$2,763,909	$(437,953)

	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$—	$—	$71,306	$(621)	$71,306	$(621)
Municipal bonds	40,397	(221)	8,541	(99)	48,938	(320)
Corporate bonds	8,009	(121)	9,938	(62)	17,947	(183)
Mortgage-backed or related securities	1,307,411	(38,028)	721,454	(11,933)	2,028,865	(49,961)
Asset-backed securities	3,382	(9)	—	—	3,382	(9)
	$1,359,199	$(38,379)	$811,239	$(12,715)	$2,170,438	$(51,094)

At September 30, 2022, there were 313 securities—available-for-sale with unrealized losses, compared to 97 at December 31, 2021.  Management does not believe that any individual unrealized loss as of September 30, 2022 or December 31, 2021 resulted from credit loss.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

There were no sales of securities—trading during the nine months ended September 30, 2022 or 2021. There were no securities—trading in a nonaccrual status at September 30, 2022 or December 31, 2021.  Net unrealized holding gains of $1.4 million were recognized during the nine months ended September 30, 2022 compared to $1.9 million of net unrealized holding gains recognized during the nine months ended September 30, 2021.

The following table presents gross gains and losses on sales and partial calls of securities available-for-sale (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Available-for-Sale:
Gross Gains	$6	$140	$522	$766
Gross Losses	—	(22)	(49)	(132)
Balance, end of the period	$6	$118	$473	$634

There were no securities—available-for-sale in a nonaccrual status at September 30, 2022 or December 31, 2021.

The following table presents the amortized cost and estimated fair value of securities at September 30, 2022, by contractual maturity and does not reflect any required periodic payments (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	September 30, 2022
	Trading		Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$—	$—	$5,056	$5,025	$11,959	$11,891
Maturing after one year through five years	—	—	264,362	248,564	38,926	37,909
Maturing after five years through ten years	—	—	712,311	661,349	21,648	20,506
Maturing after ten years	27,203	28,383	2,451,812	2,081,235	1,060,713	877,110
	$27,203	$28,383	$3,433,541	$2,996,173	$1,133,246	$947,416

The following table presents, as of September 30, 2022, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	September 30, 2022
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$232,331	$236,203	$203,636
Interest rate swap counterparties	7,723	8,183	7,718
Repurchase transaction accounts	272,903	302,344	245,430
Other	2,470	2,470	2,449
Total pledged securities	$515,427	$549,200	$459,233

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit ratings which are reviewed and updated quarterly. The Company’s non-rated held-to-maturity debt securities are primarily United States government sponsored enterprise debentures carrying minimal to no credit risk. The non-rated corporate bonds primarily consist of Community Reinvestment Act related bonds secured by loan instruments from low to moderate income borrowers. The remaining non-rated held-to-maturity debt securities balance is comprised of local municipal debt from within the Company’s geographic footprint and is monitored through quarterly or annual financial review. This municipal debt is predominately essential service or unlimited general obligation backed debt. The following tables summarize the amortized cost of held-to-maturity debt securities by credit rating at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$496,267	$500	$16,731	$513,498
Not Rated	312	11,735	2,494	605,207	619,748
	$312	$508,002	$2,994	$621,938	$1,133,246

	December 31, 2021
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$406,363	$500	$—	$406,863
Not Rated	316	14,192	2,592	97,392	114,492
	$316	$420,555	$3,092	$97,392	$521,355

The following tables present the activity in the allowance for credit losses for held-to-maturity debt securities by major type for the three and nine months ended September 30, 2022 and September 30, 2021 (in thousands):

	For the Three Months Ended September 30, 2022
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses – securities
Beginning Balance	$—	$196	$228	$—	$424
Recapture of provision for credit losses	—	(3)	(52)	—	(55)
Recoveries	—	—	25	—	25
Ending Balance	$—	$193	$201	$—	$394

	For the Nine Months Ended September 30, 2022
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses – securities
Beginning Balance	$—	$203	$230	$—	$433
Recapture of provision for credit losses	—	(10)	(54)	—	(64)
Recoveries	—	—	25	—	25
Ending Balance	$—	$193	$201	$—	$394

	For the Three Months Ended September 30, 2021
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses – securities
Beginning Balance	$—	$64	$46	$—	$110
Recapture of provision for credit losses	—	(1)	(5)	—	(6)
Ending Balance	$—	$63	$41	$—	$104

	For the Nine Months Ended September 30, 2021
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses – securities
Beginning Balance	$—	$59	$35	$—	$94
Provision for credit losses	—	4	6	—	10
Ending Balance	$—	$63	$41	$—	$104

Note 4: LOANS RECEIVABLE AND THE ALLOWANCE FOR CREDIT LOSSES - LOANS

During the first quarter of 2022, the Company changed the segmentation of its Small Balance CRE loan category based on the common risk characteristics used to measure the allowance for credit losses. The presentation of loans receivable at December 31, 2021 has been updated to match the segmentation used in the current period presentation. The following table presents the loans receivable at September 30, 2022 and December 31, 2021 by class (dollars in thousands).

	September 30, 2022		December 31, 2021
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$862,792	8.8%	$831,623	9.2%
Investment properties	1,604,881	16.3	1,674,027	18.4
Small balance CRE	1,188,351	12.1	1,281,863	14.1
Multifamily real estate	592,834	6.0	530,885	5.8
Construction, land and land development:
Commercial construction	171,029	1.7	167,998	1.8
Multifamily construction	275,488	2.8	259,116	2.9
One- to four-family construction	666,350	6.8	568,753	6.3
Land and land development	329,459	3.4	313,454	3.5
Commercial business:
Commercial business (1)	1,242,550	12.7	1,170,780	12.9
Small business scored	906,647	9.2	792,310	8.7
Agricultural business, including secured by farmland (2)	299,400	3.0	280,578	3.1
One- to four-family residential	1,025,143	10.4	657,474	7.2
Consumer:
Consumer—home equity revolving lines of credit	545,807	5.6	458,533	5.0
Consumer—other	116,365	1.2	97,369	1.1
Total loans	9,827,096	100.0%	9,084,763	100.0%
Less allowance for credit losses – loans	(135,918)		(132,099)
Net loans	$9,691,178		$8,952,664

(1)    Includes $13.1 million and $132.6 million of U.S. Small Business Administration (SBA) Paycheck Protection Program (PPP) loans as of September 30, 2022 and December 31, 2021, respectively.
(2)    Includes $344,000 of SBA PPP loans as of September 30, 2022 and $1.4 million as of December 31, 2021.

Loan amounts are net of unearned loan fees in excess of unamortized costs of $7.2 million as of September 30, 2022 and $8.6 million as of December 31, 2021. Net loans include net discounts on acquired loans of $7.0 million and $9.7 million as of September 30, 2022 and December 31, 2021, respectively. Net loans does not include accrued interest receivable. Accrued interest receivable on loans was $33.6 million as of September 30, 2022 and $29.2 million as of December 31, 2021 and was reported in accrued interest receivable on the Consolidated Statements of Financial Condition.

Purchased credit-deteriorated and purchased non-credit-deteriorated loans. Loans acquired in business combinations are recorded at their fair value at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-deteriorated (PCD) or purchased non-credit-deteriorated. There were no PCD loans acquired during the nine months ended September 30, 2022.
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

The Company had $4.4 million and $5.5 million of TDRs as of September 30, 2022 and December 31, 2021, respectively. As of both September 30, 2022 and December 31, 2021, the Company had no commitments to advance additional funds related to TDRs.

There were no new TDRs that occurred during the nine months ended September 30, 2022 or September 30, 2021.

There were no TDRs which incurred a payment default within 12 months of the restructure date during the three- and nine-month periods ended September 30, 2022 and 2021. A default on a TDR results in either a transfer to nonaccrual status or a partial charge-off, or both.

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

The following tables present the Company’s portfolio of risk-rated loans by class and by grade as of September 30, 2022 and December 31, 2021 (in thousands). Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	September 30, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$146,166	$198,638	$151,970	$76,639	$57,519	$154,148	$21,445	$806,525
Special Mention	—	—	—	2,849	—	2,061	462	5,372
Substandard	11,645	—	7,262	15,228	16,342	418	—	50,895
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$157,811	$198,638	$159,232	$94,716	$73,861	$156,627	$21,907	$862,792

Commercial real estate - investment properties
Risk Rating
Pass	$135,384	$330,599	$165,300	$184,908	$173,344	$588,070	$11,719	$1,589,324
Special Mention	—	—	—	—	—	—	—	—
Substandard	7,861	—	—	3,300	—	3,068	1,328	15,557
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$143,245	$330,599	$165,300	$188,208	$173,344	$591,138	$13,047	$1,604,881

Multifamily real estate
Risk Rating
Pass	$95,779	$162,705	$94,767	$48,150	$29,813	$157,757	$2,412	$591,383
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,451	—	1,451
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$95,779	$162,705	$94,767	$48,150	$29,813	$159,208	$2,412	$592,834

	September 30, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Commercial construction
Risk Rating
Pass	$83,600	$63,018	$11,456	$3,615	$1,122	$—	$—	$162,811
Special Mention	—	—	—	676	—	—	—	676
Substandard	2,851	1	—	—	4,690	—	—	7,542
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$86,451	$63,019	$11,456	$4,291	$5,812	$—	$—	$171,029

Multifamily construction
Risk Rating
Pass	$91,394	$140,938	$41,708	$1,448	$—	$—	$—	$275,488
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$91,394	$140,938	$41,708	$1,448	$—	$—	$—	$275,488

One- to four- family construction
Risk Rating
Pass	$508,690	$146,630	$4,226	$331	$—	$—	$809	$660,686
Special Mention	—	—	—	—	—	—	—	—
Substandard	5,664	—	—	—	—	—	—	5,664
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$514,354	$146,630	$4,226	$331	$—	$—	$809	$666,350

	September 30, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Land and land development
Risk Rating
Pass	$143,120	$118,548	$38,737	$15,048	$6,725	$6,625	$357	$329,160
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	200	99	—	299
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$143,120	$118,548	$38,737	$15,048	$6,925	$6,724	$357	$329,459

Commercial business
Risk Rating
Pass	$169,941	$168,950	$172,947	$138,021	$93,084	$94,769	$375,913	$1,213,625
Special Mention	—	1,805	—	—	2,842	—	3,235	7,882
Substandard	1,277	10,619	1,097	972	1,810	870	4,398	21,043
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$171,218	$181,374	$174,044	$138,993	$97,736	$95,639	$383,546	$1,242,550

Agricultural business, including secured by farmland
Risk Rating
Pass	$25,451	$36,902	$19,249	$29,486	$25,367	$31,640	$117,885	$285,980
Special Mention	—	337	271	—	—	—	2,424	3,032
Substandard	1,580	722	—	6,919	—	1,067	100	10,388
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business, including secured by farmland	$27,031	$37,961	$19,520	$36,405	$25,367	$32,707	$120,409	$299,400

	December 31, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$212,407	$172,968	$100,077	$83,124	$43,371	$153,472	$11,782	$777,201
Special Mention	—	—	2,185	—	—	74	—	2,259
Substandard	13,597	—	13,770	—	1,056	23,740	—	52,163
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$226,004	$172,968	$116,032	$83,124	$44,427	$177,286	$11,782	$831,623

Commercial real estate - investment properties
Risk Rating
Pass	$337,170	$165,174	$231,021	$183,787	$201,738	$467,821	$18,471	$1,605,182
Special Mention	—	—	240	4,131	—	—	—	4,371
Substandard	28,926	—	3,343	—	4,305	27,900	—	64,474
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$366,096	$165,174	$234,604	$187,918	$206,043	$495,721	$18,471	$1,674,027

Multifamily real estate
Risk Rating
Pass	$184,310	$75,226	$55,494	$33,708	$84,612	$88,055	$3,030	$524,435
Special Mention	—	—	—	—	—	—	—	—
Substandard	4,908	—	—	—	—	1,542	—	6,450
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$189,218	$75,226	$55,494	$33,708	$84,612	$89,597	$3,030	$530,885

	December 31, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Commercial construction
Risk Rating
Pass	$103,352	$31,841	$7,259	$8,087	$—	$—	$—	$150,539
Special Mention	—	—	—	—	—	—	—	—
Substandard	11,782	85	688	4,806	—	98	—	17,459
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$115,134	$31,926	$7,947	$12,893	$—	$98	$—	$167,998

Multifamily construction
Risk Rating
Pass	$86,643	$118,114	$54,359	$—	$—	$—	$—	$259,116
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$86,643	$118,114	$54,359	$—	$—	$—	$—	$259,116

One- to four- family construction
Risk Rating
Pass	$526,153	$40,133	$331	$—	$—	$216	$1,920	$568,753
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$526,153	$40,133	$331	$—	$—	$216	$1,920	$568,753

	December 31, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Land and land development
Risk Rating
Pass	$181,381	$89,895	$17,154	$8,141	$4,050	$7,870	$1,682	$310,173
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,876	14	263	—	—	128	—	3,281
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$184,257	$89,909	$17,417	$8,141	$4,050	$7,998	$1,682	$313,454

Commercial business
Risk Rating
Pass	$273,096	$214,166	$176,136	$121,211	$45,434	$78,049	$246,351	$1,154,443
Special Mention	65	77	—	241	19	8	2,430	2,840
Substandard	1,941	1,560	2,292	3,853	875	679	2,297	13,497
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$275,102	$215,803	$178,428	$125,305	$46,328	$78,736	$251,078	$1,170,780

Agricultural business, including secured by farmland
Risk Rating
Pass	$33,119	$25,338	$49,951	$27,401	$11,918	$30,042	$99,410	$277,179
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	474	2,231	493	129	72	—	3,399
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business, including secured by farmland	$33,119	$25,812	$52,182	$27,894	$12,047	$30,114	$99,410	$280,578

The following tables present the Company’s portfolio of non-risk-rated loans by class and delinquency status as of September 30, 2022 and December 31, 2021 (in thousands). Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	September 30, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Small balance CRE
Past Due Category
Current	$134,016	$209,928	$173,212	$138,970	$150,229	$377,806	$499	$1,184,660
30-59 Days Past Due	—	—	—	—	—	2,532	—	2,532
60-89 Days Past Due	—	—	—	—	—	137	—	137
90 Days + Past Due	—	—	—	—	—	1,022	—	1,022
Total Small balance CRE	$134,016	$209,928	$173,212	$138,970	$150,229	$381,497	$499	$1,188,351

Small business scored
Past Due Category
Current	$234,698	$207,768	$106,437	$88,529	$61,474	$87,045	$117,696	$903,647
30-59 Days Past Due	159	35	423	635	21	147	676	2,096
60-89 Days Past Due	—	—	—	492	—	199	15	706
90 Days + Past Due	—	—	13	119	66	—	—	198
Total Small business scored	$234,857	$207,803	$106,873	$89,775	$61,561	$87,391	$118,387	$906,647

One- to four- family residential
Past Due Category
Current	$406,313	$269,745	$61,892	$37,419	$38,255	$204,687	$1,240	$1,019,551
30-59 Days Past Due	—	26	—	—	—	110	—	136
60-89 Days Past Due	—	263	330	1,184	94	522	—	2,393
90 Days + Past Due	—	1,107	394	—	210	1,352	—	3,063
Total One- to four- family residential	$406,313	$271,141	$62,616	$38,603	$38,559	$206,671	$1,240	$1,025,143

	September 30, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$7,227	$928	$546	$1,478	$1,446	$3,855	$527,727	$543,207
30-59 Days Past Due	—	91	104	—	—	538	746	1,479
60-89 Days Past Due	—	13	—	251	37	75	—	376
90 Days + Past Due	—	—	73	271	64	337	—	745
Total Consumer—home equity revolving lines of credit	$7,227	$1,032	$723	$2,000	$1,547	$4,805	$528,473	$545,807

Consumer-other
Past Due Category
Current	$39,131	$13,630	$10,166	$6,430	$5,970	$18,232	$22,616	$116,175
30-59 Days Past Due	—	12	25	19	2	41	50	149
60-89 Days Past Due	—	6	2	5	—	3	25	41
90 Days + Past Due	—	—	—	—	—	—	—	—
Total Consumer-other	$39,131	$13,648	$10,193	$6,454	$5,972	$18,276	$22,691	$116,365

	December 31, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Small balance CRE
Past Due Category
Current	$215,933	$208,482	$157,342	$182,940	$138,239	$377,007	$533	$1,280,476
30-59 Days Past Due	40	—	—	—	49	—	—	89
60-89 Days Past Due	—	—	—	—	—	—	—	—
90 Days + Past Due	—	—	—	—	1,186	112	—	1,298
Total Small balance CRE	$215,973	$208,482	$157,342	$182,940	$139,474	$377,119	$533	$1,281,863

Small business scored
Past Due Category
Current	$235,435	$126,959	$109,483	$84,460	$55,940	$69,504	$108,632	$790,413
30-59 Days Past Due	260	268	—	133	74	4	185	924
60-89 Days Past Due	—	—	133	11	9	248	64	465
90 Days + Past Due	—	69	—	62	306	7	64	508
Total Small business scored	$235,695	$127,296	$109,616	$84,666	$56,329	$69,763	$108,945	$792,310

One- to four- family residential
Past Due Category
Current	$225,020	$77,873	$53,854	$48,299	$51,654	$195,479	$1,425	$653,604
30-59 Days Past Due	—	596	—	404	635	683	—	2,318
60-89 Days Past Due	—	—	2	295	—	30	—	327
90 Days + Past Due	—	—	—	167	—	1,058	—	1,225
Total One- to four- family residential	$225,020	$78,469	$53,856	$49,165	$52,289	$197,250	$1,425	$657,474

	December 31, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$7,135	$1,210	$1,324	$1,772	$1,764	$2,920	$440,352	$456,477
30-59 Days Past Due	147	—	—	23	37	568	210	985
60-89 Days Past Due	49	—	—	—	45	83	91	268
90 Days + Past Due	—	—	109	191	156	188	159	803
Total Consumer—home equity revolving lines of credit	$7,331	$1,210	$1,433	$1,986	$2,002	$3,759	$440,812	$458,533

Consumer-other
Past Due Category
Current	$18,640	$12,803	$8,676	$8,242	$6,138	$17,055	$25,336	$96,890
30-59 Days Past Due	—	114	13	150	22	29	60	388
60-89 Days Past Due	6	—	2	—	—	8	59	75
90 Days + Past Due	—	—	10	6	—	—	—	16
Total Consumer-other	$18,646	$12,917	$8,701	$8,398	$6,160	$17,092	$25,455	$97,369

The following tables provide the amortized cost basis of collateral-dependent loans as of September 30, 2022 and December 31, 2021 (in thousands). Our collateral dependent loans presented in the tables below have no significant concentrations by property type or location.

	September 30, 2022
	Real Estate	Equipment	Total
Commercial real estate:
Investment properties	$3,068	$—	$3,068
Small balance CRE	3,137	—	3,137
Agricultural business, including secured by farmland	—	594	594
Total	$6,205	$594	$6,799

	December 31, 2021
	Real Estate	Equipment	Total
Commercial real estate:
Owner-occupied	$921	$—	$921
Investment properties	6,136	—	6,136
Small balance CRE	5,902	—	5,902
Commercial business
Commercial business	17	47	64
Agricultural business, including secured by farmland	427	594	1,021
Total	$13,403	$641	$14,044

The following tables provide additional detail on the age analysis of the Company’s past due loans as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$—	$—	$—	$862,792	$862,792	$—	$185	$—
Investment properties	—	—	—	—	1,604,881	1,604,881	3,068	3,068	—
Small balance CRE	2,532	137	1,022	3,691	1,184,660	1,188,351	3,110	3,744	—
Multifamily real estate	—	—	—	—	592,834	592,834	—	—	—
Construction, land and land development:
Commercial construction	—	—	—	—	171,029	171,029	—	—	—
Multifamily construction	—	—	—	—	275,488	275,488	—	—	—
One- to four-family construction	—	—	—	—	666,350	666,350	—	—	—
Land and land development	1,186	49	200	1,435	328,024	329,459	—	299	—
Commercial business:
Commercial business	4,328	131	116	4,575	1,237,975	1,242,550	—	425	21
Small business scored	2,096	706	198	3,000	903,647	906,647	—	1,037	43
Agricultural business, including secured by farmland	—	51	594	645	298,755	299,400	594	594	—
One- to four-family residential	136	2,393	3,063	5,592	1,019,551	1,025,143	—	2,381	1,556
Consumer:
Consumer—home equity revolving lines of credit	1,479	376	745	2,600	543,207	545,807	—	1,776	61
Consumer—other	149	41	—	190	116,175	116,365	—	3	—
Total	$11,906	$3,884	$5,938	$21,728	$9,805,368	$9,827,096	$6,772	$13,512	$1,681

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$233	$—	$448	$681	$830,942	$831,623	$924	$1,456	$—
Investment properties	81	—	—	81	1,673,946	1,674,027	3,706	6,282	—
Small balance CRE	89	—	1,298	1,387	1,280,476	1,281,863	5,886	6,421	—
Multifamily real estate	—	—	—	—	530,885	530,885	—	—	—
Construction, land and land development:
Commercial construction	—	—	98	98	167,900	167,998	—	98	—
Multifamily construction	—	—	—	—	259,116	259,116	—	—	—
One- to four-family construction	162	—	—	162	568,591	568,753	—	—	—
Land and land development	51	—	14	65	313,389	313,454	—	381	—
Commercial business:
Commercial business	5,157	1,007	588	6,752	1,164,028	1,170,780	228	1,144	2
Small business scored	924	465	508	1,897	790,413	792,310	—	1,012	—
Agricultural business, including secured by farmland	139	—	1,021	1,160	279,418	280,578	1,021	1,022	—
One-to four-family residential	2,318	327	1,225	3,870	653,604	657,474	—	2,711	436
Consumer:
Consumer—home equity revolving lines of credit	985	268	803	2,056	456,477	458,533	—	1,736	114
Consumer—other	388	75	16	479	96,890	97,369	—	18	3
Total	$10,527	$2,142	$6,019	$18,688	$9,066,075	$9,084,763	$11,765	$22,281	$555

(1)     The Company did not recognize any interest income on non-accrual loans during the nine months ended September 30, 2022 or the year ended December 31, 2021.

The following tables provide the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended September 30, 2022
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses:
Beginning balance	$46,373	$6,906	$26,939	$28,673	$3,002	$9,573	$7,236	$128,702
(Recapture)/provision for credit losses	(2,096)	208	1,071	2,395	243	2,796	1,730	6,347
Recoveries	88	—	—	924	252	25	85	1,374
Charge-offs	—	—	(25)	(138)	(42)	—	(300)	(505)
Ending balance	$44,365	$7,114	$27,985	$31,854	$3,455	$12,394	$8,751	$135,918

	For the Nine Months Ended September 30, 2022
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses:
Beginning balance	$52,995	$7,043	$27,294	$26,421	$3,190	$8,205	$6,951	$132,099
(Recapture)/provision for credit losses	(8,932)	71	337	4,594	(77)	4,026	2,096	2,115
Recoveries	304	—	384	1,307	384	163	413	2,955
Charge-offs	(2)	—	(30)	(468)	(42)	—	(709)	(1,251)
Ending balance	$44,365	$7,114	$27,985	$31,854	$3,455	$12,394	$8,751	$135,918

	For the Three Months Ended September 30, 2021
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses:
Beginning balance	$60,349	$5,807	$30,899	$30,830	$3,256	$9,800	$7,068	$148,009
(Recapture)/provision for credit losses	(4,057)	850	(1,557)	(3,825)	83	(359)	15	(8,850)
Recoveries	923	—	—	230	17	19	227	1,416
Charge-offs	—	—	—	(362)	(179)	—	(119)	(660)
Ending balance	$57,215	$6,657	$29,342	$26,873	$3,177	$9,460	$7,191	$139,915

	For the Nine Months Ended September 30, 2021
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for loan losses:
Beginning balance	$57,791	$3,893	$41,295	$35,007	$4,914	$9,913	$14,466	$167,279
Provision/(recapture) for credit losses	2,096	2,764	(12,053)	(8,390)	(1,581)	(605)	(7,216)	(24,985)
Recoveries	1,094	—	100	1,530	25	152	620	3,521
Charge-offs	(3,766)	—	—	(1,274)	(181)	—	(679)	(5,900)
Ending balance	$57,215	$6,657	$29,342	$26,873	$3,177	$9,460	$7,191	$139,915

Note 5:  REAL ESTATE OWNED, NET

The following table presents the changes in REO for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of the period	$340	$763	$852	$816
Additions from loan foreclosures	—	89	—	512
Proceeds from dispositions of REO	—	—	(864)	(783)
Gain on sale of REO	—	—	352	307
Balance, end of the period	$340	$852	$340	$852

REO properties are recorded at the estimated fair value of the property, less expected selling costs, establishing a new cost basis.  Subsequently, REO properties are carried at the lower of the new cost basis or updated fair market values, based on updated appraisals of the underlying properties, as received.  Valuation allowances on the carrying value of REO may be recognized based on updated appraisals or on management’s authorization to reduce the selling price of a property. The Company had no foreclosed one- to four-family residential real estate properties held as REO at both September 30, 2022 and December 31, 2021. The Company had $1.4 million and $609,000 of one- to four-family residential loans in the process of foreclosure at September 30, 2022 and December 31, 2021, respectively.

Note 6:  GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At September 30, 2022, intangible assets are comprised of goodwill and CDI acquired in business combinations. Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed at least annually for impairment. Banner has identified one reporting unit for purposes of evaluating goodwill for impairment. The Company completed an assessment of qualitative factors as of December 31, 2021 and concluded that no further analysis was required as it is more likely than not that the fair value of Banner Bank, the reporting unit, exceeds the carrying value.

CDI represents the value of transaction-related deposits and the value of the client relationships associated with the deposits. The Company amortizes CDI assets over their estimated useful lives and reviews them at least annually for events or circumstances that could impair their value.

The following table summarizes the changes in the Company’s goodwill and other intangibles for the nine months ended September 30, 2022 and the year ended December 31, 2021 (in thousands):

	Goodwill	CDI	Total
Balance, December 31, 2020	$373,121	$21,426	$394,547
Amortization	—	(6,571)	(6,571)
Balance, December 31, 2021	373,121	14,855	387,976
Amortization	—	(4,064)	(4,064)
Other Changes (1)	—	(136)	(136)
Balance, September 30, 2022	$373,121	$10,655	$383,776

(1)    Acquired CDI was adjusted for the sale of branches in 2022.

The following table presents the estimated amortization expense with respect to CDI as of September 30, 2022 for the periods indicated (in thousands):

Estimated Amortization
Remainder of 2022	$1,215
2023	3,756
2024	2,626
2025	1,567
2026	904
Thereafter	587
$10,655

Mortgage Servicing Rights:  Mortgage and SBA servicing rights are reported in other assets.  SBA servicing rights are initially recorded and carried at fair value. Mortgage servicing rights are initially recognized at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the three and nine months ended September 30, 2022 and 2021, the Company did not record any impairment charges or recoveries against mortgage servicing rights. The unpaid principal balance of loans for which mortgage and SBA servicing rights have been recognized totaled $2.80 billion and $2.77 billion at September 30, 2022 and December 31, 2021, respectively.  Custodial accounts maintained in connection with this servicing totaled $29.3 million and $3.2 million at September 30, 2022 and December 31, 2021, respectively.

An analysis of the mortgage and SBA servicing rights for the three and nine months ended September 30, 2022 and 2021 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of the period	$17,633	$15,612	$17,206	$15,223
Additions—amounts capitalized	296	1,621	3,053	5,418
Additions—through purchase	57	53	202	121
Amortization (1)	(985)	(1,533)	(3,331)	(5,009)
Fair value adjustments (3)	(72)	—	(201)	—
Balance, end of the period (2)	$16,929	$15,753	16,929	$15,753

(1)    Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income within mortgage banking operations and any unamortized balance is fully amortized if the loan repays in full.
(2)    There was no valuation allowance on mortgage servicing rights as of both September 30, 2022 and 2021.
(3)    Fair value adjustments relate to SBA servicing rights. These adjustments are estimated based on an independent dealer analysis by discounting estimated net future cash flows from servicing SBA loans.

Note 7:  DEPOSITS

Deposits consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Non-interest-bearing accounts	$6,507,523	$6,385,177
Interest-bearing checking	1,856,244	1,947,414
Regular savings accounts	2,824,711	2,784,716
Money market accounts	2,323,844	2,370,995
Total interest-bearing transaction and saving accounts	7,004,799	7,103,125
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	561,005	657,615
Certificates of deposit greater than $250,000	160,939	181,016
Total certificates of deposit	721,944	838,631
Total deposits	$14,234,266	$14,326,933
Included in total deposits:
Public fund transaction and savings accounts	$365,309	$353,874
Public fund interest-bearing certificates	33,787	39,961
Total public deposits	$399,096	$393,835

At September 30, 2022 and December 31, 2021, the Company had certificates of deposit of $164.7 million and $184.5 million, respectively, that were equal to or greater than $250,000.

Scheduled maturities and weighted average interest rates of certificates of deposit at September 30, 2022 are as follows (dollars in thousands):

	September 30, 2022
	Amount	Weighted Average Rate
Maturing in one year or less	$577,678	0.34%
Maturing after one year through two years	88,552	0.60
Maturing after two years through three years	37,582	0.55
Maturing after three years through four years	10,607	0.41
Maturing after four years through five years	6,068	0.34
Maturing after five years	1,457	0.79
Total certificates of deposit	$721,944	0.38%

Note 8:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2022 and December 31, 2021, whether or not recognized or recorded in the Consolidated Statements of Financial Condition (dollars in thousands):

		September 30, 2022		December 31, 2021
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$821,921	$821,921	$2,134,300	$2,134,300
Securities—trading	3	28,383	28,383	26,981	26,981
Securities—available-for-sale	2	2,996,173	2,996,173	3,638,993	3,638,993
Securities—held-to-maturity	2	1,124,017	938,167	464,008	484,483
Securities—held-to-maturity	3	9,229	9,249	57,347	57,370
Securities purchased under agreements to resell	2	300,000	300,000	300,000	300,000
Loans held for sale	2	84,358	84,453	96,487	96,914
Loans receivable	3	9,827,096	9,438,511	9,084,763	9,100,516
Equity securities	1	657	657	1,000	1,298
FHLB stock	3	10,000	10,000	12,000	12,000
Bank-owned life insurance	1	295,443	295,443	244,156	244,156
Mortgage servicing rights	3	15,986	35,761	16,045	24,393
SBA servicing rights	3	943	943	1,161	1,161
Investments in limited partnerships	3	12,139	12,139	10,257	10,257
Derivatives:
Interest rate swaps	2	38,747	38,747	20,826	20,826
Interest rate lock and forward sales commitments	2,3	1,023	1,023	1,555	1,555
Liabilities:
Demand, interest checking and money market accounts	2	10,687,611	10,687,611	10,703,586	10,703,586
Regular savings	2	2,824,711	2,824,711	2,784,716	2,784,716
Certificates of deposit	2	721,944	701,266	838,631	836,877
FHLB advances	2	—	—	50,000	50,287
Other borrowings	2	234,006	234,006	264,490	264,490
Subordinated notes, net	2	98,849	94,889	98,564	105,241
Junior subordinated debentures	3	73,841	73,841	119,815	119,815
Derivatives:
Interest rate swaps	2	38,801	38,801	11,336	11,336
Interest rate swaps used in cash flow hedges	2	19,547	19,547	279	279
Interest rate lock and forward sales commitments	2,3	247	247	140	140
Risk participation agreement	2	68	68	—	—

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (Trust Preferred Securities)	$—	$—	$28,383	$28,383

Securities—available-for-sale
U.S. Government and agency obligations	—	186,511	—	186,511
Municipal bonds	—	252,812	—	252,812
Corporate bonds	—	122,649	—	122,649
Mortgage-backed or related securities	—	2,213,637	—	2,213,637
Asset-backed securities	—	220,564	—	220,564
	—	2,996,173	—	2,996,173

Loans held for sale(1)	—	6,803	—	6,803
Equity securities	657	—	—	657
SBA servicing rights	—	—	943	943
Investment in limited partnerships	—	—	12,139	12,139

Derivatives
Interest rate swaps	—	38,747	—	38,747
Interest rate lock and forward sales commitments	—	940	83	1,023
	$657	$3,042,663	$41,548	$3,084,868

Liabilities:
Junior subordinated debentures	$—	$—	$73,841	$73,841
Derivatives
Interest rate swaps	—	38,801	—	38,801
Interest rate swaps used in cash flow hedges	—	19,547	—	19,547
Interest rate lock and forward sales commitments	—	132	115	247
Risk participation agreement	—	68	—	68
	$—	$58,548	$73,956	$132,504

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (Trust Preferred Securities)	$—	$—	$26,981	$26,981

Securities—available-for-sale
U.S. Government and agency obligations	—	201,332	—	201,332
Municipal bonds	—	308,612	—	308,612
Corporate bonds	—	117,347	—	117,347
Mortgage-backed or related securities	—	2,805,268	—	2,805,268
Asset-backed securities	—	206,434	—	206,434
	—	3,638,993	—	3,638,993

Loans held for sale(1)	—	39,775	—	39,775
SBA servicing rights	—	—	1,161	1,161
Investment in limited partnerships	—	—	10,257	10,257

Derivatives
Interest rate swaps	—	20,826	—	20,826
Interest rate lock and forward sales commitments	—	88	1,467	1,555
	$—	$3,699,682	$39,866	$3,739,548

Liabilities:
Junior subordinated debentures	$—	$—	$119,815	$119,815
Derivatives
Interest rate swaps	—	11,336	—	11,336
Interest rate swaps used in cash flow hedges	—	279	—	279
Interest rate lock and forward sales commitments	—	140	—	140
	$—	$11,755	$119,815	$131,570

(1)    The unpaid principal balance of residential mortgage loans held for sale carried at fair value on a recurring basis was $7.0 million and $38.6 million at September 30, 2022 and December 31, 2021, respectively.

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

Equity Securities: Equity securities at September 30, 2022 are invested in a publicly traded stock. The fair value of these securities are based on daily quoted market prices.

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2022 and December 31, 2021.  The factors used in the fair value estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, and quantitative and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and non-recurring basis at September 30, 2022 and December 31, 2021:

			Weighted Average Rate / Range
Financial Instruments	Valuation Technique	Unobservable Inputs	September 30, 2022	December 31, 2021
Corporate bonds (TPS securities)	Discounted cash flows	Discount rate	7.25%	3.71%
Junior subordinated debentures	Discounted cash flows	Discount rate	7.25%	3.71%
Loans individually evaluated	Collateral valuations	Discount to appraised value	n/a	8.5% to 20.0%
REO	Appraisals	Discount to appraised value	68.35%	60.91%
Interest rate lock commitments	Pricing model	Pull-through rate	89.00%	86.64%
Investments in limited partnerships	Net Asset Value	Infrequent transactions	n/a	n/a
SBA servicing rights	Discounted cash flows	Constant prepayment rate	14.05%	12.25%

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

Junior subordinated debentures: Similar to the TPS securities discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner’s credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of September 30, 2022, or the passage of time, will result in negative fair value adjustments. At September 30, 2022, the discount rate utilized was based on a credit spread of 350 basis points and three-month LIBOR of 375 basis points.

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

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended
	September 30, 2022
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$27,886	$72,229	$357	$11,881	$1,015
Net change recognized in earnings	497	—	(389)	(38)	(72)
Net change recognized in AOCI	—	1,612	—	—	—
Purchases, issuances and settlements	—	—	—	296	—
Ending balance at September 30, 2022	$28,383	$73,841	$(32)	$12,139	$943

	Nine Months Ended
	September 30, 2022
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$26,981	$119,815	$1,467	$10,257	$1,161
Net change recognized in earnings	1,402	765	(1,499)	(410)	(218)
Net change recognized in AOCI	—	3,779	—	—	—
Purchases, issuances and settlements	—	—	—	2,292	—
Redemptions	—	(50,518)	—	—	—
Ending balance at September 30, 2022	$28,383	$73,841	$(32)	$12,139	$943

	Three Months Ended
	September 30, 2021
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$25,097	$117,520	$2,574	$4,707	$—
Net change recognized in earnings	1,778	—	(1,179)	—	—
Net change recognized in AOCI	—	7,333	—	—	—
Purchases, issuances and settlements	—	—	—	2,207	—
Ending balance at September 30, 2021	$26,875	$124,853	$1,395	$6,914	$—

	Nine Months Ended
	September 30, 2021
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$24,980	$116,974	$5,221	$2,819	$—
Net change recognized in earnings	1,895	—	(3,826)	—	—
Net change recognized in AOCI	—	7,879	—	—	—
Purchases, issuances and settlements	—	—	—	4,095	—
Ending balance at September 30, 2021	$26,875	$124,853	$1,395	$6,914	$—

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

Items Measured at Fair Value on a Non-recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
REO	—	—	340	340
Loans held for sale	—	73,787	—	73,787

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$2,989	$2,989
REO	—	—	852	852

The following table presents the losses resulting from non-recurring fair value adjustments for the three and nine months ended September 30, 2022 and September 30, 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loans individually evaluated	$—	$—	$—	$(303)
Loans held for sale	(2,200)	—	(3,261)	—
Total loss from non-recurring measurements	$(2,200)	$—	$(3,261)	$(303)

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

Loans held for sale: The multifamily held for sale loans are carried at the lower of cost or market value. Lower of cost or market adjustments for multifamily loans held for sale are calculated based on discounted cash flows using a discount rate that is a combination of market spreads for similar loan types added to selected index rates. If the fair value of the multifamily held for sale loans is lower than the amortized cost basis of the loans, a net unrealized loss is recognized through the valuation allowance by charges to income.

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

As of September 30, 2022, the Company has recognized $1.0 million of unrecognized tax benefits for uncertain tax positions. The Company does not anticipate that there are additional uncertain tax positions or that any uncertain tax position which has not been recognized would materially affect the effective tax rate if recognized. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense. The Company files consolidated income tax returns in the U.S. federal jurisdiction and in the Oregon, California, Utah, Idaho and Montana state jurisdictions.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Tax credit investments	$64,845	$56,589
Unfunded commitments—tax credit investments	38,667	31,174

The following table presents other information related to the Company’s tax credit investments for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Tax credits and other tax benefits recognized	$1,458	$1,114	$4,374	$3,341
Tax credit amortization expense included in provision for income taxes	1,173	915	3,744	2,745

Note 10:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings per share data for the three and nine months ended September 30, 2022 and 2021 (in thousands, except shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$49,070	$49,884	$140,998	$151,121

Basic weighted average shares outstanding	34,224,640	34,446,510	34,277,182	34,716,914
Dilutive effect of unvested restricted stock	191,377	222,982	222,064	295,314
Diluted weighted shares outstanding	34,416,017	34,669,492	34,499,246	35,012,228
Earnings per common share
Basic	$1.43	$1.45	$4.11	$4.35
Diluted	$1.43	$1.44	$4.09	$4.32

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

2014 Omnibus Incentive Plan

The 2014 Plan was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of September 30, 2022, 272,495 restricted stock shares and 426,814 restricted stock units have been granted under the 2014 Plan of which 1,552 restricted stock shares and 23,114 restricted stock units are unvested.

2018 Omnibus Incentive Plan

The 2018 Plan was approved by shareholders on April 24, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of common stock for issuance under the 2018 Plan in connection with the exercise of awards. As of September 30, 2022, 556,439 restricted stock units have been granted under the 2018 Plan of which 358,175 restricted stock units are unvested.

The expense associated with all restricted stock grants (including restricted stock shares and restricted stock units) was $2.3 million and $6.6 million for the three and nine month periods ended September 30, 2022 and was $2.4 million and $7.0 million for the three and nine month periods ended September 30, 2021, respectively. Unrecognized compensation expense for these awards as of September 30, 2022 was $12.9 million and will be recognized over a weighted average period of 23 months.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	September 30, 2022	December 31, 2021
Commitments to extend credit	$3,943,549	$3,527,143
Standby letters of credit and financial guarantees	28,508	21,830
Commitments to originate loans	99,723	106,609
Risk participation agreements	52,761	40,064

Derivatives also included in Note 13:
Commitments to originate loans held for sale	20,891	106,590
Commitments to sell loans secured by one- to four-family residential properties	15,253	27,006
Commitments to sell securities related to mortgage banking activities	25,250	127,580

In addition to the commitments disclosed in the table above, the Company is committed to funding its’ unfunded tax credit investments (see Note 9, Income Taxes and Deferred Taxes). The Company has also entered into agreements to invest in several limited partnerships. As of September 30, 2022 and December 31, 2021, the funded balances and remaining outstanding commitments of these investments were as follows (in thousands):

	September 30, 2022		December 31, 2021
	Funded Balance	Unfunded Balance	Funded Balance	Unfunded Balance
Limited partnerships investments	$9,934	$12,566	$7,642	$9,858

Commitments to extend credit are agreements to lend to a client, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each client’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the client. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company’s allowance for credit losses - unfunded loan commitments at September 30, 2022 and December 31, 2021 was $14.0 million and $12.4 million, respectively.

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to clients during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the client. Banner Bank then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans would require a lock extension. The cost of a lock extension at times was borne by the client and at times by Banner Bank. These lock extension costs have not had a material impact to the Company’s operations. For mandatory delivery commitments the Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during the three and nine months ended September 30, 2022 or September 30, 2021. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to clients and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Bank holds a security interest.  Based upon the information known to management at this time, the Company and the Bank are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at September 30, 2022.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivative is recorded in accumulated other comprehensive income (AOCI) and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on the Corporation’s variable-rate assets. During the next 12 months, the Company estimates that an additional $13.6 million will be reclassified as an increase to interest income.

As of September 30, 2022 and December 31, 2021, the notional values or contractual amounts and fair values of the Company’s derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2022		December 31, 2021		September 30, 2022		December 31, 2021
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest Rate Swaps used in Cash Flow Hedges	$—	$—	$—	$—	$400,000	$19,547	$400,000	$279

(1)    Included in Loans receivable on the Consolidated Statements of Financial Condition.
(2)    Included in Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

The following table presents the effect of cash flow hedge accounting on AOCI for the three and nine months ended September 30, 2022 (in thousands):

	For the Three Months Ended September 30, 2022
	Amount of Gain or (Loss) Recognized in AOCI on Derivative	Amount of Gain or (Loss) Recognized in AOCI Included Component	Amount of Gain or (Loss) Recognized in AOCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest rate swaps	$(9,153)	$(9,153)	$—	Interest Income	$(1,283)	$(1,283)	$—

	For the Nine Months Ended September 30, 2022
	Amount of Gain or (Loss) Recognized in AOCI on Derivative	Amount of Gain or (Loss) Recognized in AOCI Included Component	Amount of Gain or (Loss) Recognized in AOCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest rate swaps	$(26,795)	$(26,795)	$—	Interest Income	$(371)	$(371)	$—

At September 30, 2022 and December 31, 2021 we had recorded total net unrealized losses on cash flow hedges in AOCI, net of taxes of $21.0 million and $958,000, respectively.

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

As of September 30, 2022 and December 31, 2021, the notional values or contractual amounts and fair values of the Company’s derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2022		December 31, 2021		September 30, 2022		December 31, 2021
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$448,912	$38,747	$551,606	$20,826	$448,912	$38,801	$551,606	$11,336
Risk participation agreements	1,342	—	—	—	51,419	68	—	—
Mortgage loan commitments	13,805	83	87,986	1,467	13,393	115	26,329	66
Forward sales contracts	25,250	940	56,086	88	15,253	132	98,500	74
	$489,309	$39,770	$695,678	$22,381	$528,977	$39,116	$676,435	$11,476

(1)Included in Other assets on the Consolidated Statements of Financial Condition.
(2)Included in Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

Gains (losses) recognized in income on non-designated hedging instruments for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Location on Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Mortgage loan commitments	Mortgage banking operations	$(472)	$(1,179)	$(1,582)	$(3,826)
Forward sales contracts	Mortgage banking operations	682	865	681	2,004
		$210	$(314)	$(901)	$(1,822)

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at September 30, 2022 or December 31, 2021, it could have been required to settle its obligations under the agreements at the termination value. As of September 30, 2022, the Company had no obligations to dealer counterparties related to these agreements. As of December 31, 2021, the termination value of derivatives in a net liability position related to these agreements was $24.9 million. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $25.6 million and $45.8 million as of September 30, 2022 and December 31, 2021, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable. In addition, some of interest rate swap derivatives between Banner Bank and the dealer counterparties are cleared through central clearing houses. These clearing houses characterize the variation margin payments as settlements of the derivative’s market exposure and not as collateral. The variation margin is treated as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative liability. As of September 30, 2022 and December 31, 2021, the variation margin adjustment was a negative adjustment of $8.1 million and $10.7 million, respectively.

The following tables present additional information related to the Company’s derivative contracts, by type of financial instrument, as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$38,747	$—	$38,747	$—	$—	$38,747
	$38,747	$—	$38,747	$—	$—	$38,747

Derivative liabilities
Interest rate swaps	$58,348	$—	$58,348	$—	$(17,036)	$41,312
	$58,348	$—	$58,348	$—	$(17,036)	$41,312

	December 31, 2021
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$20,826	$—	$20,826	$—	$—	$20,826
	$20,826	$—	$20,826	$—	$—	$20,826

Derivative liabilities
Interest rate swaps	$11,615	$—	$11,615	$—	$(9,669)	$1,946
	$11,615	$—	$11,615	$—	$(9,669)	$1,946

NOTE 14: REVENUE FROM CONTRACTS WITH CLIENTS

Disaggregation of Revenue:

Deposit fees and other service charges for the three and nine months ended September 30, 2022 and 2021 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Deposit service charges	$6,195	$5,128	$17,592	$13,735
Debit and credit card interchange fees	6,049	6,032	17,830	17,265
Debit and credit card expense	(2,852)	(2,655)	(8,440)	(7,819)
Merchant services income	4,166	4,239	11,780	11,136
Merchant services expense	(3,431)	(3,439)	(9,654)	(8,964)
Other service charges	1,322	1,152	4,530	3,801
Total deposit fees and other service charges	$11,449	$10,457	$33,638	$29,154

Deposit fees and other service charges

Deposit fees and other service charges include transaction and non-transaction based deposit fees. Transaction-based fees on deposit accounts are charged to deposit clients for specific services provided to the client. These fees include such items as wire fees, official check fees, and overdraft fees. These are contract specific to each individual transaction and do not extend beyond the individual transaction. The performance obligation is completed and the fees are recognized at the time the specific transactional service is provided to the client. Non-transactional deposit fees are typically monthly account maintenance fees charged on deposit accounts. These are day-to-day contracts that can be canceled by either party without notice. The performance obligation is satisfied and the fees are recognized on a monthly basis after the service period is completed.

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

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington, which owns one subsidiary bank, Banner Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of September 30, 2022, it had 137 full service branch offices and 18 loan production offices located in Washington, Oregon, California and Idaho.  Banner Corporation is subject to regulation by the Federal Reserve.  Banner Bank is subject to regulation by the Washington DFI and the FDIC.  As of September 30, 2022, we had total consolidated assets of $16.36 billion, total loans of $9.83 billion, total deposits of $14.23 billion and total shareholders’ equity of $1.41 billion.

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

For the quarter ended September 30, 2022, our net income was $49.1 million, or $1.43 per diluted share, compared to $48.0 million, or $1.39 per diluted share, for the preceding quarter. The current quarter was positively impacted by increased interest income due to increased average yields on total interest-earning assets, partially offset by decreased mortgage banking income and the provision for credit losses.

Our adjusted earnings (a non-GAAP financial measure), which excludes net gain on sales of securities, net change in valuation of financial instruments carried at fair value, merger and acquisition-related expenses, COVID-19 expenses, Banner Forward expenses, loss on extinguishment of debt, gain on sale of branches, and related tax expenses or benefits, were $49.0 million, or $1.42 per diluted share, for the quarter ended September 30, 2022, compared to $43.2 million, or $1.25 per diluted share, for the preceding quarter.

During the third quarter of 2021 we began implementing Banner Forward, a bank-wide initiative to enhance revenue growth and reduce operating expenses. Banner Forward is focused on accelerating growth in commercial banking, deepening relationships with retail clients, and advancing technology strategies to enhance our digital service channels, while streamlining underwriting and back office processes. The revenue enhancements associated with Banner Forward are already starting to have a positive impact on earnings, with the implementation of the revenue initiatives continuing to ramp up over the fourth quarter and into 2023. The remaining efficiency-related initiatives associated with Banner Forward are anticipated to be implemented during the fourth quarter, and we expect full implementation of Banner Forward by the end of next year. During the third quarter of 2022, we incurred expenses of $411,000 related to Banner Forward.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of client deposits, FHLB advances, other borrowings, subordinated notes, and junior subordinated debentures. Net interest income is a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets, interest-bearing liabilities and non-interest-bearing funding sources including non-interest-bearing deposits. Our net interest income increased $17.4 million, or 14% to $146.4 million, compared to $129.0 million in the preceding quarter. The increased net interest income during the quarter compared to the preceding quarter was primarily due to the increase in market interest rates resulting in an increase in yields on interest-earning assets as well as an increase in average interest-earning assets, particularly growth in loan balances, resulting in higher yielding loans making up a higher percentage of interest-earning assets.

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

Our total revenues (net interest income plus total non-interest income) for the third quarter of 2022 increased 4% to $162.0 million, compared to $156.2 million in the preceding quarter, primarily due to the increase in net interest income, partially offset by lower income from mortgage banking operations and the gain recognized on the branch sale completed during the preceding quarter.  Our total non-interest income, which is a component of total revenue and includes the net gain on sale of securities and net change in value of financial instruments carried at fair value, decreased to $15.6 million for the quarter ended September 30, 2022, compared to $27.2 million in the preceding quarter, primarily due to the $7.8 million gain recognized on the branch sale completed during the preceding quarter and a decrease in mortgage banking revenues.

Non-interest expense was $95.0 million in the third quarter of 2022, compared to $92.1 million in the preceding quarter. Our non-interest expense increased in the third quarter of 2022, compared to the preceding quarter, largely as a result of increased salary and employee benefits, primarily due to an increase in bonus and commission expense, a decrease in capitalized loan origination costs, primarily due to decreases in production for one- to four-family residential and construction loans, and an increase in information and computer data services expense, primarily due to an increase in computer software expenses, partially offset by a decrease in occupancy and equipment expense, primarily due to a reduction in building rent expense during the current quarter as a result of exiting a large lease agreement in the second quarter of 2022.

We recorded a $6.1 million provision for credit losses in the quarter ended September 30, 2022, compared to a $4.5 million provision for credit losses in the prior quarter. The provision for credit losses for the current and preceding quarter primarily reflects loan growth and, to a lesser extent, a deterioration in forecasted economic conditions and indicators utilized to estimate credit losses. The allowance for credit losses - loans at September 30, 2022 was $135.9 million, representing 895% of non-performing loans, compared to $132.1 million, or 578% of non-performing loans at December 31, 2021. In addition to the allowance for credit losses - loans, Banner maintains an allowance for credit losses - unfunded loan commitments which was $14.0 million at September 30, 2022, compared to $12.4 million at December 31, 2021. Non-performing loans were $15.2 million at September 30, 2022, compared to $22.8 million at December 31, 2021.

Non-GAAP financial measures: Net income, revenues and other earnings and expense information excluding the net change in valuation of financial instruments carried at fair value, net gains or losses on the sale of securities, gain on sale of branches, merger and acquisition-related expenses, loss on extinguishment of debt, COVID-19 expenses, Banner Forward expenses, amortization of CDI, REO operations, state and municipal tax expense and the related tax expense or benefit, are non-GAAP financial measures.  Management has presented non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations and to facilitate the comparison of our performance with the performance of our peers.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (dollars in thousands except per share data):

	Quarters Ended		For the Nine Months Ended September 30,
	Sep 30, 2022	Jun 30, 2022	2022	2021
ADJUSTED REVENUE
Net interest income (GAAP)	$146,443	$129,011	$394,108	$375,361
Non-interest income (GAAP)	15,585	27,173	62,185	71,942
Total revenue (GAAP)	162,028	156,184	456,293	447,303
Exclude net gain on sale of securities	(6)	(32)	(473)	(618)
Exclude change in valuation of financial instruments carried at fair value	(532)	(69)	(650)	(1,895)
Exclude gain on sale of branches	—	(7,804)	(7,804)	—
Adjusted Revenue (non-GAAP)	$161,490	$148,279	$447,366	$444,790

	Quarters Ended		For the Nine Months Ended September 30,
	Sep 30, 2022	Jun 30, 2022	2022	2021
ADJUSTED EARNINGS
Net income (GAAP)	$49,070	$47,965	$140,998	$151,121
Exclude net gain on sale of securities	(6)	(32)	(473)	(618)
Exclude net change in valuation of financial instruments carried at fair value	(532)	(69)	(650)	(1,895)
Exclude merger and acquisition-related expenses	—	—	—	660
Exclude COVID-19 expenses	—	—	—	309
Exclude gain on sale of branches	—	(7,804)	(7,804)	—
Exclude Banner Forward expenses	411	1,579	4,455	10,447
Exclude loss on extinguishment of debt	—	—	793	—
Exclude related net tax expense (benefit)	31	1,518	883	(2,137)
Total adjusted earnings (non-GAAP)	$48,974	$43,157	$138,202	$157,887
Diluted earnings per share (GAAP)	$1.43	$1.39	$4.09	$4.32
Diluted adjusted earnings per share (non-GAAP)	$1.42	$1.25	$4.01	$4.51

	Quarters Ended		For the Nine Months Ended September 30,
	Sep 30, 2022	Jun 30, 2022	2022	2021
ADJUSTED EFFICIENCY RATIO
Non-interest expense (GAAP)	$95,034	$92,053	$278,282	$288,296
Exclude merger and acquisition-related expenses	—	—	—	(660)
Exclude COVID-19 expenses	—	—	—	(309)
Exclude Banner Forward expenses	(411)	(1,579)	(4,455)	(10,447)
Exclude CDI amortization	(1,215)	(1,425)	(4,064)	(4,997)
Exclude state and municipal tax expense	(1,223)	(1,004)	(3,389)	(3,367)
Exclude REO operations	(68)	121	132	71
Exclude loss on extinguishment of debt	—	—	(793)	—
Adjusted non-interest expense (non-GAAP)	$92,117	$88,166	$265,713	$268,587

Net interest income (GAAP)	$146,443	$129,011	$394,108	$375,361
Non-interest income (GAAP)	15,585	27,173	62,185	71,942
Total revenue (GAAP)	162,028	156,184	456,293	447,303
Exclude net gain on sale of securities	(6)	(32)	(473)	(618)
Exclude net change in valuation of financial instruments carried at fair value	(532)	(69)	(650)	(1,895)
Exclude gain on sale of branches	—	(7,804)	(7,804)	—
Adjusted revenue (non-GAAP)	$161,490	$148,279	$447,366	$444,790

Efficiency ratio (GAAP)	58.65%	58.94%	60.99%	64.45%
Adjusted efficiency ratio (non-GAAP)	57.04%	59.46%	59.39%	60.39%

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

TANGIBLE COMMON SHAREHOLDERS’ EQUITY TO TANGIBLE ASSETS
	September 30, 2022	December 31, 2021	September 30, 2021
Shareholders’ equity (GAAP)	$1,408,659	$1,690,327	$1,667,119
Exclude goodwill and other intangible assets, net	383,776	387,976	389,550
Tangible common shareholders’ equity (non-GAAP)	$1,024,883	$1,302,351	$1,277,569
Total assets (GAAP)	$16,360,809	$16,804,872	$16,637,879
Exclude goodwill and other intangible assets, net	383,776	387,976	389,550
Total tangible assets (non-GAAP)	$15,977,033	$16,416,896	$16,248,329
Common shareholders’ equity to total assets (GAAP)	8.61%	10.06%	10.02%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	6.41%	7.93%	7.86%

TANGIBLE COMMON SHAREHOLDERS’ EQUITY PER SHARE
Tangible common shareholders’ equity (non-GAAP)	$1,024,883	$1,302,351	$1,277,569
Common shares outstanding at end of period	34,191,759	34,252,632	34,251,991
Common shareholders’ equity (book value) per share (GAAP)	$41.20	$49.35	$48.67
Tangible common shareholders’ equity (tangible book value) per share (non-GAAP)	$29.97	$38.02	$37.30

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

Summary of Critical Accounting Estimates

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified certain accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  Management believes the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting estimates, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods.  There have been no significant changes in our application of accounting policies since December 31, 2021.  For additional information concerning critical accounting estimates, see the Selected Notes to the Consolidated Financial Statements.

Provision and Allowance for Credit Losses - Loans: (Note 4) The methodology for determining the allowance for credit losses - loans is considered a critical accounting estimate by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for credit losses - loans. Among the material estimates required to establish the allowance for credit losses - loans are: a reasonable and supportable forecast; a reasonable and supportable forecast period and the reversion period; value of collateral; strength of guarantors; the amount and timing of future cash flows for loans individually evaluated; and determination of the qualitative loss factors. All of these estimates are susceptible to significant change. The allowance for credit losses - loans is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. The Bank has elected to exclude accrued interest receivable from the amortized cost basis in their estimate of the allowance for credit losses - loans. The provision for credit losses reflects the amount required to maintain the allowance for credit losses - loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. The Company has established systematic methodologies for the determination of the adequacy of the Company’s allowance for credit losses - loans. The methodologies are set forth in a formal policy and take into consideration the need for a valuation allowance for loans evaluated on a collective (pool) basis which have similar risk characteristics as well as allowances that are tied to individual loans that do not share risk characteristics.

The Company increases its allowance for credit losses - loans by charging provisions for credit losses on its Consolidated Statement of Operations. Losses related to specific assets are applied as a reduction of the carrying value of the assets and charged against the allowance for credit loss reserve when management believes the uncollectibility of a loan balance is confirmed. Recoveries on previously charged off loans are credited to the allowance for credit losses.

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

For commercial real estate, multifamily real estate, construction and land, commercial business and agricultural loans with risk rating segmentation, historical credit loss assumptions are estimated using a model that categorizes loan pools based on loan type and risk rating. For one- to four- family residential loans, consumer loans, home equity lines of credit, small business loans, and small balance commercial real estate loans, historical credit loss assumptions are estimated using a model that categorizes loan pools based on loan type and delinquency status. These models calculate an expected life-of-loan loss percentage for each loan category by calculating the probability of default, based on the migration of loans from performing to loss by risk rating or delinquency categories using historical life-of-loan analysis and the severity of loss, based on the aggregate net lifetime losses incurred for each loan pool. For credit cards, historical credit loss assumptions are estimated using a model that calculates an expected life-of-loan loss percentage for each loan category by considering the historical cumulative losses based on the aggregate net lifetime losses incurred for each loan pool. The model captures historical loss data commencing with the first quarter of 2008. For loans evaluated collectively, management uses economic indicators to adjust the historical loss rates so that they better reflect management’s expectations of future conditions over the remaining lives of the loans in the portfolio based on reasonable and supportable forecasts. These economic indicators are selected based on correlation to the Company’s historical credit loss experience and are evaluated for each loan category. The economic indicators evaluated include the unemployment rate, gross domestic product, real estate price indices and growth, industrial employment, corporate profits, the household consumer debt service ratio, the household mortgage debt service ratio, and single family median home price growth. Management considers various economic scenarios and forecasts when evaluating the economic indicators and probability weights the various scenarios to arrive at the forecast that most reflects management’s expectations of future conditions. The selection of a more optimistic or pessimistic economic forecast would result in a lower or higher allowance for credit losses. The use of a protracted slump economic forecast would have increased the allowance for credit losses - loans by approximately 9% as of September 30, 2022, where the use of a stronger near-term growth economic forecast would result in a negligible decrease in the allowance for credit losses - loans as of September 30, 2022. The allowance for credit losses - loans is then adjusted for the period in which those forecasts are considered to be reasonable and supportable. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the adjustments discontinue to be applied so that the model reverts back to the historical loss rates using a straight line reversion method. Management selected a reasonable and supportable forecast period of 12 months with a reversion period of 12 months. Both the reasonable and supportable forecast period and the reversion period are periodically reviewed by management.

Further, for loans evaluated collectively, management also considers qualitative and environmental (QE) factors for each loan category to adjust for differences between the historical periods used to calculate historical loss rates and expected conditions over the remaining lives of the loans in the portfolio. In determining the aggregate adjustment needed, management considers the financial condition of the borrowers, the nature and volume of the loans, the remaining terms and the extent of prepayments on the loans, the volume and severity of past due and classified loans as well as the value of the underlying collateral on loans in which the collateral dependent practical expedient has not been used. Management also considers the Company’s lending policies, the quality of the Company’s credit review system, the quality of the Company’s management and lending staff, and the regulatory and economic environments in the areas in which the Company’s lending activities are concentrated. Management uses a scale to assign QE factor adjustments based on the level of estimated impact which requires a significant amount of judgment. Generally, adjustments to QE factors are made in five basis-point increments. Some QE factors impact all loan segments equally while others may impact some loan segments more or less than others. If management’s judgment were different for a QE factor that impacts all loan segments equally, a five basis-point change in this QE factor would increase or decrease the allowance for credit losses - loans by 3.8% as of September 30, 2022.

Fair Value Accounting and Measurement: (Note 8) We use fair value measurements to record fair value adjustments to certain financial assets and liabilities.  A hierarchical disclosure framework associated with the level of pricing observability is utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Determining the fair value of financial instruments with unobservable inputs requires a significant amount of judgment. This includes the discount rate used to fair value our trust preferred securities and junior subordinated debentures. A 25 basis-point increase or decrease in the discount rate used to calculate the fair value of our trust preferred securities would result in a corresponding $686,000 decrease or increase in the reported fair value as of September 30, 2022, with an offsetting adjustment to our non-interest income. A 25 basis-point increase or decrease in the discount rate used to calculate the fair value of our junior subordinated debentures would result in a corresponding $638,000 decrease or increase in the reported fair value as of September 30, 2022, with an offsetting adjustment to our accumulated other comprehensive income.

Goodwill: (Note 6) Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination and is not amortized but is reviewed annually, or more frequently as current circumstances and conditions warrant, for impairment. An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment involves judgment by management on determining whether there have been any triggering events that have occurred which would indicate potential impairment. Such trigger events considered by management could include: a) macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, or other developments in equity and credit markets; b) industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics (consider in both absolute terms and relative to peers), a change in the market for an entity’s products or services, or a regulatory or political development; c) cost factors such as increases in labor, or other costs that have a negative effect on earnings and cash flows; d) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; e) other relevant entity-specific events such as changes in management, key personnel, strategy, or clients; or litigation; f) events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing of all, or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit; g) if applicable, a sustained decrease in share price (consider in both absolute terms and relative to peers). If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment test is used to identify the existence of impairment and the amount of impairment loss and compares the reporting unit’s estimated fair values, including goodwill, to its carrying amount. If a quantitative goodwill impairment test is required, management would engage a third-party valuation firm to estimate the fair value of the reporting unit. Various valuation methodologies are considered when estimating the reporting unit’s fair value. These methodologies could include a comparable transaction approach, a control premium approach and a discounted cash flow approach, as well as others. The specific factors used in these various valuation methodologies that require judgment include the selection of comparable market transactions, discount rates, earnings capitalization rates and the future projected earnings of the reporting unit. Changes in these assumptions could result in changes to the estimated fair value of the reporting unit. If the fair value exceeds the carry amount, then goodwill is not considered impaired. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill allocated to the reporting unit. The impairment loss would be recognized as a charge to earnings. The Company completed an assessment of qualitative factors and the potential triggering events noted above as of September 30, 2022 and concluded that no further analysis was required as it is more likely than not that the fair value of Banner Bank, the reporting unit, exceeds the carrying value.

Income Taxes and Deferred Taxes: (Note 9) The Company and its wholly-owned subsidiaries file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon, California, Utah, Idaho and Montana.  Income taxes are accounted for using the asset and liability method.  Under this method a deferred tax asset or liability is determined based on the enacted tax rates which are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  A 1% change in tax rates would result in a $5.9 million increase or decrease in our net deferred tax asset as of September 30, 2022. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information and maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the tax authorities and newly enacted statutory, judicial and regulatory guidance that could impact the relative merits of tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. A valuation allowance is required to be recognized if it is more likely than not that all or a portion of our deferred tax assets will not be realized. The evaluation pertaining to the tax expense and related deferred tax asset and liability balances involves a high degree of judgment and subjectivity around the measurement and resolution of these matters. This includes an evaluation of our ability to use our net operating loss carryforwards. The ultimate realization of the deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible.

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

Comparison of Financial Condition at September 30, 2022 and December 31, 2021

General:  Total assets decreased $444.1 million, to $16.36 billion at September 30, 2022, from $16.80 billion at December 31, 2021. The decrease was largely the result of a decrease in cash held and interest-bearing deposits, partially offset by loan growth.
Loans and lending: Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans to total deposits ratio at a level designed to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. Our loan to deposit ratio typically ranges from 90% to 95%. Our loan to deposit ratio at September 30, 2022 was 70%. During the most recent quarters our loan to deposit ratio has begun to trend upward as the unprecedented level of market liquidity begins to reduce. We offer a wide range of loan products to meet the demands of our clients. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Total loans receivable increased $742.3 million during the nine months ended September 30, 2022, primarily reflecting increased one-to-four family residential, commercial business, multifamily real estate, construction, land and land development, and consumer loan balances, partially offset by decreased commercial real estate loan balances. Excluding SBA PPP loans, total loans receivable increased $862.9 million during the nine months ended September 30, 2022. At September 30, 2022, our loans receivable totaled $9.83 billion compared to $9.08 billion at December 31, 2021 and $9.22 billion at September 30, 2021.

During the first quarter of 2022, the Company changed the segmentation of its Small Balance CRE loan category based on the common risk characteristics used to measure the allowance for credit losses. The presentation of loans receivable at December 31, 2021 and September 30, 2021 has been revised to match the segmentation used in the current period presentation. The following table sets forth the composition of the Company’s loans receivable by type of loan as of the dates indicated (dollars in thousands):

				Percentage Change
	Sep 30, 2022	Dec 31, 2021	Sep 30, 2021	Prior Year End	Prior Year
Commercial real estate:
Owner-occupied	$862,792	$831,623	$823,477	3.7%	4.8%
Investment properties	1,604,881	1,674,027	1,667,098	(4.1)	(3.7)
Small balance CRE	1,188,351	1,281,863	1,284,596	(7.3)	(7.5)
Multifamily real estate	592,834	530,885	497,517	11.7	19.2
Construction, land and land development:
Commercial construction	171,029	167,998	168,663	1.8	1.4
Multifamily construction	275,488	259,116	278,184	6.3	(1.0)
One- to four-family construction	666,350	568,753	571,431	17.2	16.6
Land and land development	329,459	313,454	308,164	5.1	6.9
Commercial business:
Commercial business	1,229,490	1,038,206	1,038,417	18.4	18.4
SBA PPP	13,060	132,574	306,976	(90.1)	(95.7)
Small business scored	906,647	792,310	775,554	14.4	16.9
Agricultural business, including secured by farmland:
Agricultural business, including secured by farmland	299,056	279,224	277,850	7.1	7.6
SBA PPP	344	1,354	3,214	(74.6)	(89.3)
One- to four-family residential	1,025,143	657,474	656,011	55.9	56.3
Consumer:
Consumer—home equity revolving lines of credit	545,807	458,533	462,819	19.0	17.9
Consumer—other	116,365	97,369	98,413	19.5	18.2
Total loans receivable	$9,827,096	$9,084,763	$9,218,384	8.2%	6.6%

Our commercial real estate loans for owner-occupied, investment properties, and small balance CRE totaled $3.66 billion, or 37% of our loan portfolio at September 30, 2022. In addition, multifamily residential real estate loans totaled $592.8 million and comprised 6% of our loan portfolio. Commercial real estate loans decreased by $131.5 million during the first nine months of 2022 while multifamily real estate loans increased by $61.9 million.

We also originate commercial, multifamily, and one- to four-family construction, land and land development loans, which totaled $1.44 billion, or 15% of our loan portfolio at September 30, 2022, compared to $1.31 billion at December 31, 2021 and $1.33 billion September 30, 2021. One- to four-family construction balances increased $97.6 million, or 17%, to $666.4 million at September 30, 2022 compared to $568.8 million at December 31, 2021 and increased $94.9 million, or 17%, compared to $571.4 million at September 30, 2021. One- to four-family construction loans represented approximately 7% of our total loan portfolio at September 30, 2022, and includes both speculative construction and one- to four-family all-in-one construction loans made to owner occupants that convert to permanent loans upon completion of the homes and depending on market conditions can be subsequently sold into the secondary market.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  Our commercial and agricultural business loans increased $204.9 million, or 9%, to $2.45 billion at September 30, 2022, compared to $2.24 billion at December 31, 2021, and increased $46.6 million, or 2%, compared to $2.40 billion at September 30, 2021. SBA PPP loans decreased 90% to $13.4 million at September 30, 2022, compared to $133.9 million at December 31, 2021, and decreased 96% when compared to $310.2 million at September 30, 2021. Commercial and agricultural business loans represented approximately 25% of our portfolio at September 30, 2022. Our commercial business lending, to a lesser extent, includes participation in certain syndicated loans, including shared national credits, which totaled $206.8 million at September 30, 2022.

We are active originators of one- to four-family residential loans in most communities where we have established offices in Washington, Oregon, California and Idaho. Most of the one- to four-family residential loans that we originate are typically sold in secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. Although our originations of loans held for sale has declined significantly, originations of portfolio one- to four-family residential loans have recently been relatively strong, despite increases in interest rates during the current year. At September 30, 2022, our outstanding balance of one- to four-family residential loans retained in our portfolio increased $367.7 million, to $1.03 billion, compared to $657.5 million at December 31, 2021, and increased $369.1 million, or 56%, compared to $656.0 million at September 30, 2021. The increase in one- to four-family residential loans from December 31, 2021 was primarily the result of a higher percentage of new production and one- to four-family construction loans converting to one- to four-family residential loans being held in portfolio during the second and third quarters of 2022. One- to four-family residential loans represented 10% of our loan portfolio at September 30, 2022.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit clients. At September 30, 2022, consumer loans, including home equity revolving lines of credit, increased $106.3 million to $662.2 million, compared to $555.9 million at December 31, 2021, and increased $100.9 million compared to $561.2 million at September 30, 2021. The increase from December 31, 2021 was primarily due to a home equity loan marketing campaign during the second and third quarters of 2022.

The following table shows the commitment amount for loan origination (excluding loans held for sale) activity for the three and nine months ended September 30, 2022 and September 30, 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Commercial real estate	$92,062	$174,827	$300,848	$369,459
Multifamily real estate	4,603	26,155	28,731	84,707
Construction and land	444,365	496,386	1,633,672	1,453,583
Commercial business:
Commercial business	218,044	229,859	736,554	527,766
SBA PPP	—	907	—	485,077
Agricultural business	9,879	9,223	65,341	48,936
One-to four- family residential	92,701	49,594	275,485	154,411
Consumer	126,940	145,102	442,752	363,848
Total commitment amount for loan originations (excluding loans held for sale)	$988,594	$1,132,053	$3,483,383	$3,487,787

Loans held for sale decreased to $84.4 million at September 30, 2022, compared to $96.5 million at December 31, 2021, as sales exceeded originations of held-for-sale loans during the nine months ended September 30, 2022. Loans held for sale were $63.7 million at September 30, 2021. Originations of loans held for sale decreased to $376.7 million for the nine months ended September 30, 2022, compared to $912.5 million for the same period last year, primarily due to decreased refinance activity as well as an overall decrease in purchase activity for one- to four-family residential mortgage loans due to the increase in interest rates during the current year. The volume of one- to four-family residential mortgage loans sold was $348.7 million during the nine months ended September 30, 2022, compared to $799.3 million in the same period a year ago. During the nine months ended September 30, 2022, we sold $26.3 million of multifamily loans, compared to $287.7 million for the same period a year ago. Loans held for sale included $73.8 million and $9.7 million of multifamily loans and $10.6 million and $54.0 million of one- to four-family residential mortgage loans at September 30, 2022 and 2021, respectively.

The following table presents loans by geographic concentration at September 30, 2022, December 31, 2021 and September 30, 2021 (dollars in thousands):

	Sep 30, 2022		Dec 31, 2021	Sep 30, 2021	Percentage Change
	Amount	Percentage	Amount	Amount	Prior Year End	Prior Year Qtr
Washington	$4,648,124	47.3%	$4,264,590	$4,319,008	9.0%	7.6%
California	2,323,740	23.6	2,138,340	2,160,280	8.7	7.6
Oregon	1,765,254	18.0	1,652,364	1,679,452	6.8	5.1
Idaho	588,498	6.0	525,141	536,128	12.1	9.8
Utah	95,250	1.0	74,913	89,620	27.1	6.3
Other	406,230	4.1	429,415	433,896	(5.4)	(6.4)
Total loans receivable	$9,827,096	100.0%	$9,084,763	$9,218,384	8.2%	6.6%

Investment Securities: Our total investment securities decreased $29.5 million to $4.16 billion at September 30, 2022 from $4.19 billion at December 31, 2021. Securities sales, paydowns and maturities exceeded purchases during the nine-month period ended September 30, 2022. During the first quarter of 2022, $458.6 million of securities were transferred from available for sale to securities held to maturity to limit the impact that potential future interest rates changes would have on our AOCI. Purchases during the nine months ended September 30, 2022 were primarily in mortgage-backed securities. The average effective duration of Banner’s securities portfolio was 6.4 years at September 30, 2022, compared to 4.6 years at December 31, 2021. Net fair value adjustments to the portfolio of securities held for trading, which were included in net income, increased $1.4 million in the nine months ended September 30, 2022. In addition, fair value adjustments for securities designated as available-for-sale decreased $422.7 million for the nine months ended September 30, 2022, which was included net of the associated tax benefit of $101.5 million as a component of other comprehensive income, and largely occurred as a result of increases in market interest rates during the nine months ended September 30, 2022. The Company held $300.0 million of securities purchased under resell agreements at both September 30, 2022 and December 31, 2021.

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

The following table sets forth the Company’s deposits by type of deposit account as of the dates indicated (dollars in thousands):

				Percentage Change
	Sep 30, 2022	Dec 31, 2021	Sep 30, 2021	Prior Year End	Prior Year Quarter
Non-interest-bearing	$6,507,523	$6,385,177	$6,400,864	1.9%	1.7%
Interest-bearing checking	1,856,244	1,947,414	1,799,657	(4.7)	3.1
Regular savings accounts	2,824,711	2,784,716	2,773,995	1.4	1.8
Money market accounts	2,323,844	2,370,995	2,339,107	(2.0)	(0.7)
Interest-bearing transaction & savings accounts	7,004,799	7,103,125	6,912,759	(1.4)	1.3
Total core deposits	13,512,322	13,488,302	13,313,623	0.2	1.5
Interest-bearing certificates	721,944	838,631	851,054	(13.9)	(15.2)
Total deposits	$14,234,266	$14,326,933	$14,164,677	(0.6)%	0.5%

Total deposits were $14.23 billion at September 30, 2022, compared to $14.33 billion at December 31, 2021 and $14.16 billion a year ago. The $92.7 million decrease in total deposits compared to December 31, 2021 reflects a $116.7 million decrease in certificates of deposit, partially offset by a $24.0 million increase in core deposits. The decrease in total deposits during the first nine months of 2022 was primarily due to the sale of four branches, which included the transfer of $178.2 million of related deposits. Non-interest-bearing account balances increased 2% to $6.51 billion at September 30, 2022, compared to $6.39 billion at December 31, 2021, and increased 2% compared to $6.40 billion a year ago. Interest-bearing transaction and savings accounts decreased 1% to $7.00 billion at September 30, 2022, compared to $7.10 billion at December 31, 2021, and increased 1% compared to $6.91 billion a year ago. Certificates of deposit decreased 14% to $721.9 million at September 30, 2022, compared to $838.6 million at December 31, 2021 and decreased 15% compared to $851.1 million a year ago. We had no brokered deposits at September 30, 2022 or December 31, 2021. Core deposits represented 95% and 94% of total deposits at September 30, 2022 and December 31, 2021, respectively.

The following table presents deposits by geographic concentration at September 30, 2022, December 31, 2021 and September 30, 2021 (dollars in thousands):

	Sep 30, 2022		Dec 31, 2021	Sep 30, 2021	Percentage Change
	Amount	Percentage	Amount	Amount	Prior Year End	Prior Year Quarter
Washington	$7,845,755	55.2%	$7,952,376	$7,877,919	(1.3)%	(0.4)%
Oregon	3,148,520	22.1	3,067,054	3,030,109	2.7	3.9
California	2,493,977	17.5	2,524,296	2,501,521	(1.2)	(0.3)
Idaho	746,014	5.2	783,207	755,128	(4.7)	(1.2)
Total deposits	$14,234,266	100.0%	$14,326,933	$14,164,677	(0.6)%	0.5%

Borrowings: We had no FHLB advances at September 30, 2022, compared to $50.0 million at December 31, 2021, as core deposits were a sufficient source of funding. Other borrowings, consisting of retail repurchase agreements primarily related to client cash management accounts, decreased $30.5 million, or 12%, to $234.0 million at September 30, 2022, compared to $264.5 million at December 31, 2021. Junior subordinated debentures totaled $73.8 million at September 30, 2022 compared to $119.8 million at December 31, 2021, as Banner redeemed $50.5 million of junior subordinated debentures during the first quarter of 2022. Subordinated notes, net of issuance costs were $98.8 million at September 30, 2022 compared to $98.6 million at December 31, 2021.

Shareholders’ Equity: Total shareholders’ equity decreased $281.7 million to $1.41 billion at September 30, 2022, as compared to December 31, 2021. The decrease in shareholders’ equity is primarily due to the $369.4 million decrease in AOCI, primarily representing the unrealized loss and related decrease in the fair value of securities available-for-sale, net of tax, the accrual of $45.7 million of cash dividends to common shareholders, and the repurchase of 200,000 shares of common stock at a total cost of $11.0 million, partially offset by the $141.0 million of year-to-date net income. During the nine months ended September 30, 2022, no shares of restricted stock were forfeited and 54,375 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants. Tangible common shareholders’ equity, which excludes goodwill and other intangible assets, decreased $277.5 million to $1.02 billion, or 6.41% of tangible assets at September 30, 2022, compared to $1.30 billion, or 7.93% of tangible assets at December 31, 2021. The decrease in tangible common shareholders’ equity as a percentage of tangible assets was primarily due to the previously mentioned decrease in AOCI.

Comparison of Results of Operations for the Three Months Ended September 30, 2022 and June 30, 2022 and the Nine Months Ended September 30, 2022 and 2021

For the quarter ended September 30, 2022, our net income was $49.1 million, or $1.43 per diluted share, compared to $48.0 million, or $1.39 per diluted share, for the preceding quarter. For the nine months ended September 30, 2022, our net income was $141.0 million, or $4.09 per diluted share, compared to net income of $151.1 million, or $4.32 per diluted share for the same period a year earlier. Our net income for the current quarter included increased interest income due to increased average yields on total interest-earning assets, partially offset by decreased mortgage banking income and a provision for credit losses of $6.1 million. Our results for both the quarter ended September 30, 2022 and the preceding quarter included no COVID-19 related expenses or merger and acquisition-related expenses. Our net income for the nine months ended September 30, 2022 included a $19.8 million decrease in mortgage banking income and a provision for credit losses of $3.7 million, partially offset by a $7.8 million gain recognized on the branch sale completed during the preceding quarter and increased interest income. The increased interest income is due to increased interest-earning assets, partially offset by a decline in the recognition of deferred loan fee income due to reduced loan repayments from SBA PPP loan forgiveness, compared to the same period a year ago. Our results for the nine months ended September 30, 2022 included no COVID-19 related expenses or merger and acquisition-related expenses as compared to $309,000 of COVID-19 related expenses and $660,000 of merger and acquisition-related expenses in the same prior year period.

An increase in the yields on loans and investment securities due to rising interest rates during the quarter as well as an increase in average interest-earning assets, particularly growth in loan balances, resulting in higher yielding loans making up a higher percentage of interest-earning assets, produced increased net interest income for the quarter compared to the preceding quarter. Growth in the balance of average interest-earning assets and decreased funding costs, partially offset by a decline in the recognition of deferred loan fee income due to SBA PPP loan repayments from SBA loan forgiveness and the slight decline in the average yield on interest-earning assets, produced increased net interest income for the nine months ended September 30, 2022 compared to the same period a year ago. The increase in net interest income, partially offset by lower income from mortgage banking operations, and the gain on sale of branches recognized in the preceding quarter resulted in increased total revenue for the quarter ended September 30, 2022, compared to the preceding quarter as well as for the nine months ended September 30, 2022, compared to the same period a year earlier.

Banner recorded a $6.1 million provision for credit losses for the quarter ended September 30, 2022, compared to a $4.5 million provision for credit losses in the prior quarter. The provision for credit losses for the current and preceding quarter primarily reflects loan growth and, to a lesser extent, a deterioration in forecasted economic conditions and indicators utilized to estimate credit losses. Banner recorded a $3.7 million provision for credit losses for the nine months ended September 30, 2022, compared to a $28.1 million recapture of provision for credit losses for the same period a year ago. The provision for credit losses for the nine months ended September 30, 2022 reflects growth in loan balances and, to a lesser extent, a deterioration in forecasted economic conditions and indicators utilized to estimate credit losses, partially offset by a decrease in adversely classified loans.

Non-interest expenses increased in the quarter ended September 30, 2022 compared to the prior quarter and decreased during the nine months ended September 30, 2022, compared to the to the same period a year ago. The increase in non-interest expense for the current quarter compared to the prior quarter reflects increased salary and employee benefits, primarily due to an increase in bonus and commission expense, a decrease in capitalized loan origination costs, primarily due to decreases in production for one- to four-family residential and construction loans, and an increase in information and computer data services expense, primarily due to an increase in computer software expenses, partially offset by a decrease in occupancy and equipment expense, primarily due to a reduction in building rent expense during the current quarter as the result of exiting a large lease agreement in the second quarter of 2022. The year-over-year nine month decrease in non-interest expense reflects a decrease in professional and legal expenses, primarily due to a reduction in consultant expense, and a reduction in occupancy and equipment expense, due to the previously mentioned reduction in building rent expense, partially offset by an increase in salary and employee benefits expense and a decrease in capitalized loan origination costs.

OPERATING DATA:
	Quarters Ended		Nine months ended
(In thousands)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Interest income	$151,119	$133,001	$407,011	$393,954
Interest expense	4,676	3,990	12,903	18,593
Net interest income	146,443	129,011	394,108	375,361
Provision (recapture) for credit losses	6,087	4,534	3,660	(28,145)
Net interest income after provision (recapture) for credit losses	140,356	124,477	390,448	403,506
Deposit fees and other service charges	11,449	11,000	33,638	29,154
Mortgage banking operations	105	3,978	8,523	28,305
Net change in valuation of financial instruments carried at fair value	532	69	650	1,895
All other non-interest income	3,499	12,126	19,374	12,588
Total non-interest income	15,585	27,173	62,185	71,942
Salary and employee benefits	61,639	60,832	181,957	186,553
All other non-interest expenses	33,395	31,221	96,325	101,743
Total non-interest expense	95,034	92,053	278,282	288,296
Income before provision for income tax expense	60,907	59,597	174,351	187,152
Provision for income tax expense	11,837	11,632	33,353	36,031
Net income	$49,070	$47,965	$140,998	$151,121

PER COMMON SHARE DATA:
	Quarters Ended		Nine months ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Net income:
Basic	$1.43	$1.40	$4.11	$4.35
Diluted	1.43	1.39	4.09	4.32

Net Interest Income. Net interest income increased by $17.4 million, or 14%, to $146.4 million for the quarter ended September 30, 2022, compared to $129.0 million for the preceding quarter. The higher net interest income during the quarter compared to the preceding quarter was primarily due to increases in the average yields on loans and investment securities as well as increases in average loan balances. The higher yields on interest-earning assets for the quarter ended September 30, 2022 compared to the preceding quarter reflect the rising interest rate environment during 2022.

The net interest margin on a tax equivalent basis increased 41 basis points to 3.85% for the quarter ended September 30, 2022, compared to a net interest margin on a tax equivalent basis of 3.44% for the preceding quarter. The increase in net interest margin compared to the preceding quarter was primarily due to a 43 basis-point increase in the average yields on interest-earning assets during the current quarter. Since March 2022, in response to inflation, the Federal Open Market Committee (“FOMC”) of the Federal Reserve System has increased the target range for the federal funds rate by 300 basis points, including 150 basis points during the third quarter of 2022, to a range of 3.00% to 3.25%. The increase in average yields on interest-earning assets during the current quarter reflects the benefit of variable rate interest-earning assets repricing higher, as well as new loans being originated at higher interest rates. Our balance sheet is structured to increase the net interest margin in the near term if the FOMC continues to raise the targeted federal funds rate in an effort to curb inflation, which appears likely based on recent Federal Reserve communications and interest rate forecasts.

Net interest income increased by $18.7 million, or 5%, to $394.1 million for the nine months ended September 30, 2022, compared to $375.4 million for the same period one year earlier, primarily due to an increase of $682.9 million in the average balance of interest-earning assets and decreased funding costs, partially offset by a decline in the recognition of deferred loan fee income due to SBA PPP loan repayments from SBA loan forgiveness resulting in a decline in the average yield on interest-earning assets. The slightly lower average yield on interest-earning assets compared to same period a year ago also reflects the growth in the average balance of interest-earning assets primarily being invested in short term investments, including interest bearing deposits and securities available for sale during the nine months ended September 30, 2022. The net interest margin on a tax equivalent basis increased to 3.49% for the nine months ended September 30, 2022 compared to 3.48% for the same period in the prior year.

Interest Income. Interest income for the quarter ended September 30, 2022 was $151.1 million, compared to $133.0 million for the preceding quarter.  The increase in interest income during the current quarter compared to the prior quarter occurred primarily as a result of higher yields on interest-earning assets and increased averaged loan balances. The average balance of interest-earning assets was $15.37 billion for the quarter ended September 30, 2022, compared to $15.35 billion for the preceding quarter. The average yield on total interest-earning assets was 3.97% for the quarter ended September 30, 2022, compared to 3.54% for the preceding quarter. This increase in average yield between the quarters reflects a 52 basis-point increase in the average yield on investment securities, and a 28 basis-point increase in the average yield on loans, in each case due to rising interest rates. Average loan balances for the quarter ended September 30, 2022 increased $351.7 million, or 4%, to $9.72 billion, compared to $9.37 billion for the preceding quarter, primarily reflecting the increase in one- to four-family loans. Interest income on loans increased by $12.1 million to $116.6 million for the current quarter from $104.5 million for the preceding quarter, reflecting the increase in the average balance of loans receivable as well as the impact of the previously mentioned increases in interest rates.  The average yield on total loans increased to 4.82% for the quarter ended September 30, 2022, from 4.54% in the preceding quarter, also reflecting the impact of the previously mentioned increases in interest rates.

The combined average balance of mortgage-backed securities, other investment securities, equity securities, interest-bearing deposits and FHLB stock (total investment securities or combined portfolio) decreased to $5.64 billion for the quarter ended September 30, 2022 (excluding the effect of fair value adjustments), compared to $5.98 billion for the preceding quarter. The interest and dividend income from those investments increased by $6.0 million compared to the preceding quarter. The average yield on the combined portfolio increased to 2.51% for the quarter ended September 30, 2022, from 1.99% in the preceding quarter. The increase in the average yield for the current quarter compared to the preceding quarter reflects the rising interest rate environment.

Interest income for the nine months ended September 30, 2022 was $407.0 million, compared to $394.0 million for the same period in the prior year, an increase of $13.1 million. The results between the periods primarily reflect a higher average balance of interest-earning assets, partially offset by a slight decrease in the average yield on interest-earning assets, mostly due to the investment of excess liquidity in short term investments as well as a decline in the acceleration of the recognition of deferred loan fee income upon SBA repayment and forgiveness of low yielding SBA PPP loans.

Interest Expense. Interest expense for the quarter ended September 30, 2022 was $4.7 million, compared to $4.0 million for the preceding quarter. The interest expense increase between the current quarter and preceding quarter reflects an increase in the average cost of total funding liabilities, partially offset by a decrease in the average balance of total funding liabilities.

Interest expense for the nine months ended September 30, 2022 was $12.9 million, compared to $18.6 million for the same period in the prior year. The decrease in interest expense occurred as a result of a six basis-point decrease in the average cost of all funding liabilities to 0.12% for the nine months ended September 30, 2022, compared to 0.18% for the same period in the prior year, partially offset by a $733.0 million, or 5%, increase in average funding liabilities.  The increase in average funding liabilities reflects increases in low costing core deposits, including non-interest-bearing deposits and interest-bearing transaction and savings accounts, partially offset by decreases in higher cost certificates of deposit and FHLB advances.

Deposit interest expense increased $399,000, or 20%, to $2.4 million for the quarter ended September 30, 2022, compared to $2.0 million for the preceding quarter, primarily as a result of an increase in the average rate paid on interest-bearing deposits. The average rate paid on total deposits was 0.07% in the third quarter of 2022 and 0.06% in the preceding quarter. The cost of interest-bearing deposits increased by two basis-point to 0.12% for the quarter ended September 30, 2022, compared to 0.10% in the preceding quarter. Average deposit balances decreased to $14.26 billion for the quarter ended September 30, 2022, from $14.44 billion for the preceding quarter.

Deposit interest expense for the nine months ended September 30, 2022 decreased $2.9 million, or 31%, to $6.5 million, compared to $9.4 million for the same period in the prior year. Average deposit balances increased to $14.37 billion for the nine months ended September 30, 2022, from $13.50 billion for the same period a year earlier, while the average rate paid on deposits decreased to 0.06% for the nine months ended September 30, 2022 from 0.09% for the same period in the prior year. The average cost of interest-bearing deposits decreased by six basis points to 0.11% for the nine months ended September 30, 2022, compared to 0.17% in the same period a year earlier. The decrease in the average cost of interest-bearing deposits was primarily the result of an increase in the average balance of core deposits combined with a 31 basis-point decrease in the cost of certificates of deposit along with a $106.0 million decline in the average balance of certificates of deposit.

Interest expense on total borrowings increased to $2.3 million for the quarter ended September 30, 2022 from $2.0 million for the preceding quarter. The increase was primarily due to an increase in the average rate paid on total borrowings. The average rate paid on total borrowings for the quarter ended September 30, 2022 increased to 2.08% from 1.80% for the preceding quarter. Average total borrowings were $431.8 million for the quarter ended September 30, 2022, compared to $441.3 million for the preceding quarter.

Interest expense on total borrowings decreased to $6.4 million for the nine months ended September 30, 2022 from $9.2 million for the same period a year earlier. Average total borrowings were $457.6 million for the nine months ended September 30, 2022, compared to $594.2 million for the same period a year earlier. The decrease was primarily due to the decrease in the average balance of junior subordinated debentures and FHLB advances. The average rate paid on total borrowings for the nine months ended September 30, 2022 decreased to 1.87% from 2.07% for the same period a year earlier.

Analysis of Net Interest Spread. The following tables present for the periods indicated our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities with additional comparative data on our operating performance (dollars in thousands):

ADDITIONAL FINANCIAL INFORMATION
(dollars in thousands)
(rates / ratios annualized)
ANALYSIS OF NET INTEREST SPREAD	Quarters Ended
	Sep 30, 2022			Jun 30, 2022
	Average Balance	Interest and Dividends	Yield / Cost(3)	Average Balance	Interest and Dividends	Yield / Cost(3)
Interest-earning assets:
Held for sale loans	$68,608	$676	3.91%	$69,338	$655	3.79%
Mortgage loans	7,841,018	94,581	4.79	7,565,894	85,408	4.53
Commercial/agricultural loans	1,670,595	20,418	4.85	1,572,957	17,153	4.37
SBA PPP loans	21,943	613	11.08	45,739	1,056	9.26
Consumer and other loans	120,583	1,824	6.00	117,162	1,683	5.76
Total loans(1)	9,722,747	118,112	4.82	9,371,090	105,955	4.54
Mortgage-backed securities	3,183,837	17,704	2.21	3,170,915	16,965	2.15
Other securities	1,671,305	13,578	3.22	1,626,204	10,326	2.55
Interest-bearing deposits with banks	778,196	4,406	2.25	1,176,591	2,281	0.78
FHLB stock	10,000	75	2.98	10,000	100	4.01
Total investment securities	5,643,338	35,763	2.51	5,983,710	29,672	1.99
Total interest-earning assets	15,366,085	153,875	3.97	15,354,800	135,627	3.54
Non-interest-earning assets	1,100,313			1,282,649
Total assets	$16,466,398			$16,637,449
Deposits:
Interest-bearing checking accounts	$1,862,887	429	0.09	$1,924,896	289	0.06
Savings accounts	2,822,153	481	0.07	2,841,286	352	0.05
Money market accounts	2,378,851	769	0.13	2,431,456	531	0.09
Certificates of deposit	740,014	728	0.39	783,536	836	0.43
Total interest-bearing deposits	7,803,905	2,407	0.12	7,981,174	2,008	0.10
Non-interest-bearing deposits	6,458,749	—	—	6,456,432	—	—
Total deposits	14,262,654	2,407	0.07	14,437,606	2,008	0.06
Other interest-bearing liabilities:
FHLB advances	—	—	—	—	—	—
Other borrowings	242,658	81	0.13	252,085	80	0.13
Junior subordinated debentures and subordinated notes	189,178	2,188	4.59	189,178	1,902	4.03
Total borrowings	431,836	2,269	2.08	441,263	1,982	1.80
Total funding liabilities	14,694,490	4,676	0.13	14,878,869	3,990	0.11
Other non-interest-bearing liabilities(2)	257,058			239,676
Total liabilities	14,951,548			15,118,545
Shareholders’ equity	1,514,850			1,518,904
Total liabilities and shareholders’ equity	$16,466,398			$16,637,449
Net interest income/rate spread (tax equivalent)		$149,199	3.84%		$131,637	3.43%
Net interest margin (tax equivalent)			3.85%			3.44%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(2,756)			(2,626)
Net interest income and margin, as reported		$146,443	3.78%		$129,011	3.37%
Additional Key Financial Ratios:
Return on average assets			1.18%			1.16%
Return on average equity			12.85			12.67
Average equity/average assets			9.20			9.13
Average interest-earning assets/average interest-bearing liabilities			186.58			182.31
Average interest-earning assets/average funding liabilities			104.57			103.20
Non-interest income/average assets			0.38			0.66
Non-interest expense/average assets			2.29			2.22
Efficiency ratio(4)			58.65			58.94
Adjusted efficiency ratio(5)			57.04			59.46
(1)Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $1.5 million and $1.4 million for the three months ended September 30, 2022 and June 30, 2022, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.3 million and $1.2 million for the three months ended September 30, 2022 and June 30, 2022, respectively.
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

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Held for sale loans	$94,289	$2,446	3.47%	$101,380	$2,465	3.25%
Mortgage loans	7,581,540	261,021	4.60	7,179,859	245,056	4.56
Commercial/agricultural loans	1,574,957	52,582	4.46	1,511,723	47,513	4.20
SBA PPP loans	51,890	4,453	11.47	958,848	44,009	6.14
Consumer and other loans	117,892	5,207	5.91	123,483	5,549	6.01
Total loans(1)(3)	9,420,568	325,709	4.62	9,875,293	344,592	4.67
Mortgage-backed securities	3,110,769	48,904	2.10	2,320,474	32,855	1.89
Other securities	1,624,138	32,333	2.66	1,265,056	21,648	2.29
Equity securities	—	—	—	574	—	—
Interest-bearing deposits with banks	1,214,076	7,507	0.83	1,221,241	1,224	0.13
FHLB stock	10,579	281	3.55	14,629	457	4.18
Total investment securities (3)	5,959,562	89,025	2.00	4,821,974	56,184	1.56
Total interest-earning assets	15,380,130	414,734	3.61	14,697,267	400,776	3.65
Non-interest-earning assets	1,250,719			1,255,512
Total assets	$16,630,849			$15,952,779
Deposits:
Interest-bearing checking accounts	$1,915,184	991	0.07	$1,714,920	899	0.07
Savings accounts	2,826,757	1,187	0.06	2,611,046	1,433	0.07
Money market accounts	2,400,267	1,806	0.10	2,284,904	2,111	0.12
Certificates of deposit	782,548	2,517	0.43	888,502	4,943	0.74
Total interest-bearing deposits	7,924,756	6,501	0.11	7,499,372	9,386	0.17
Non-interest-bearing deposits	6,445,579	—	—	6,001,354	—	—
Total deposits	14,370,335	6,501	0.06	13,500,726	9,386	0.09
Other interest-bearing liabilities:
FHLB advances	13,919	291	2.80	114,103	2,244	2.63
Other borrowings	253,545	245	0.13	232,142	358	0.21
Junior subordinated debentures and subordinated notes	190,103	5,866	4.13	247,944	6,605	3.56
Total borrowings	457,567	6,402	1.87	594,189	9,207	2.07
Total funding liabilities	14,827,902	12,903	0.12	14,094,915	18,593	0.18
Other non-interest-bearing liabilities (2)	241,010			203,349
Total liabilities	15,068,912			14,298,264
Shareholders’ equity	1,561,937			1,654,515
Total liabilities and shareholders’ equity	$16,630,849			$15,952,779
Net interest income/rate spread (tax equivalent)		$401,831	3.49%		$382,183	3.47%
Net interest margin (tax equivalent)			3.49%			3.48%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(7,723)			(6,822)
Net interest income and margin		$394,108	3.43%		$375,361	3.41%
Additional Key Financial Ratios:
Return on average assets			1.13%			1.27%
Return on average equity			12.07			12.21
Average equity / average assets			9.39			10.37
Average interest-earning assets / average interest-bearing liabilities			183.48			181.59
Average interest-earning assets / average funding liabilities			103.72			104.27
Non-interest income / average assets			0.50			0.60
Non-interest expense / average assets			2.24			2.42
Efficiency ratio (4)			60.99			64.45
Adjusted efficiency ratio (5)			59.39			60.39
(1)Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $4.2 million and $3.8 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $3.5 million and $3.0 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.
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

ADDITIONAL FINANCIAL INFORMATION
(dollars in thousands)
	Quarters Ended		Nine Months Ended
CHANGE IN THE	Sep 30, 2022	Jun 30, 2022	Sep 30, 2022	Sep 30, 2021
ALLOWANCE FOR CREDIT LOSSES - LOANS
Balance, beginning of period	$128,702	$125,471	$132,099	$167,279
Provision (recapture) for credit losses – loans	6,347	3,144	2,115	(24,985)
Recoveries of loans previously charged off:
Commercial real estate	88	129	304	1,094
Construction and land	—	—	384	100
One- to four-family residential	25	98	163	152
Commercial business	924	234	1,307	1,530
Agricultural business, including secured by farmland	252	14	384	25
Consumer	85	112	413	620
	1,374	587	2,955	3,521
Loans charged off:
Commercial real estate	—	—	(2)	(3,766)
Construction and land	(25)	—	(30)	—
Commercial business	(138)	(248)	(468)	(1,274)
Agricultural business, including secured by farmland	(42)	—	(42)	(181)
Consumer	(300)	(252)	(709)	(679)
	(505)	(500)	(1,251)	(5,900)
Net recoveries (charge-offs)	869	87	1,704	(2,379)
Balance, end of period	$135,918	$128,702	$135,918	$139,915
Net recoveries (charge-offs) / Average loans receivable	0.009%	0.001%	0.018%	(0.024)%
The provision for credit losses - loans reflects the amount required to maintain the allowance for credit losses - loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. During the quarter ended September 30, 2022, we recorded a provision for credit losses - loans of $6.3 million, compared to a provision for credit losses - loans of $3.1 million during the prior quarter. The provision for credit losses - loans for the current and preceding quarter primarily reflects loan growth and, to a lesser extent, a deterioration in forecasted economic conditions and indicators utilized to estimate credit losses, partially offset by an improvement in the level of adversely classified loans. Future assessments of the expected credit losses will not only be impacted by changes in the composition of and amount of loans and to the reasonable and supportable forecast, but will also include an updated assessment of qualitative factors, as well as consideration of any required changes in the reasonable and supportable forecast reversion period.

Net loan recoveries were $869,000 for the quarter ended September 30, 2022 compared to net recoveries of $87,000 in the preceding quarter. The allowance for credit losses - loans was $135.9 million at September 30, 2022 compared to $128.7 million at June 30, 2022 and $139.9 million at September 30, 2021. The allowance for credit losses - loans as a percentage of total loans (loans receivable excluding allowance for credit losses) was 1.38% at September 30, 2022 as compared to 1.36% at June 30, 2022 and 1.52% at September 30, 2021. The decrease in the allowance for credit losses - loans as a percentage of loans at September 30, 2022 compared to September 30, 2021 reflects the improvement in the level of adversely classified loans.

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

	Quarters Ended		Nine Months Ended
CHANGE IN THE	Sep 30, 2022	Jun 30, 2022	Sep 30, 2022	Sep 30, 2021
ALLOWANCE FOR CREDIT LOSSES - UNFUNDED LOAN COMMITMENTS
Balance, beginning of period	$14,246	$12,860	$12,432	$13,297
(Recapture) provision for credit losses - unfunded loan commitments	(205)	1,386	1,609	(3,170)
Balance, end of period	$14,041	$14,246	$14,041	$10,127

The allowance for credit losses - unfunded loan commitments was $14.0 million at September 30, 2022, compared to $14.2 million at June 30, 2022 and compared to $10.1 million at September 30, 2021. The decrease in the allowance for credit losses - unfunded loan commitments reflects the recapture of provision for credit losses - unfunded loan commitments recorded during the current quarter. During the quarter ended September 30, 2022, we recorded a recapture of provision for credit losses - unfunded loan commitments of $205,000, compared to a $1.4 million provision for credit losses - unfunded loan commitments during the preceding quarter. During the nine months ended September 30, 2022, we recorded a provision for credit losses - unfunded loan commitments of $1.6 million, compared to a recapture of provision for loan losses - unfunded loan commitments of $3.2 million during the same period a year earlier. The recapture of provision for credit losses - unfunded loan commitments recorded during the current quarter was primarily the result of a decrease in the balance of unfunded loan commitments during the quarter. The provision for credit losses - unfunded loan commitments recorded during the preceding quarter was primarily the result of an increase in unfunded loan commitments.

Non-interest Income. The following table presents the key components of non-interest income for the three months ended September 30, 2022 and June 30, 2022 and the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Quarters Ended				Nine months ended September 30,
	Sep 30, 2022	Jun 30, 2022	Change Amount	Change Percent	2022	2021	Change Amount	Change Percent
Deposit fees and other service charges	$11,449	$11,000	$449	4.1%	$33,638	$29,154	$4,484	15.4%
Mortgage banking operations	105	3,978	(3,873)	(97.4)	8,523	28,305	(19,782)	(69.9)
Bank owned life insurance	1,804	2,239	(435)	(19.4)	5,674	3,797	1,877	49.4
Miscellaneous	1,689	2,051	(362)	(17.6)	5,423	8,173	(2,750)	(33.6)
	15,047	19,268	(4,221)	(21.9)	53,258	69,429	(16,171)	(23.3)
Net gain on sale of securities	6	32	(26)	(81.3)	473	618	(145)	(23.5)
Net change in valuation of financial instruments carried at fair value	532	69	463	nm	650	1,895	(1,245)	(65.7)
Gain on sale of branches, including related deposits	—	7,804	(7,804)	(100.0)	7,804	—	7,804	nm
Total non-interest income	$15,585	$27,173	$(11,588)	(42.6)%	$62,185	$71,942	$(9,757)	(13.6)%

Non-interest income was $15.6 million for the quarter ended September 30, 2022, compared to $27.2 million for the preceding quarter, and was $62.2 million for the nine months ended September 30, 2022, compared to $71.9 million for the same period a year earlier. The decrease in non-interest income for the quarter compared to the preceding quarter was primarily due to a $7.8 million gain recognized on the branch sale completed during the prior quarter, as well as a $3.9 million decrease in revenue from mortgage banking operations. Our non-interest income for the quarter ended September 30, 2022 included a $532,000 net gain for fair value adjustments and a net gain of $6,000 on sales of securities. For the quarter ended June 30, 2022, fair value adjustments resulted in a net gain of $69,000 and we had a net gain of $32,000 on sale of securities. Our non-interest income for the nine months ended September 30, 2022 included a net gain of $650,000 for fair value adjustments and a $473,000 net gain on sale of securities. During the nine months ended September 30, 2021, fair value adjustments resulted in a net gain of $1.9 million and we had a $618,000 net gain on sale of securities.

Deposit fees and other service charges increased by $449,000, or 4%, for the quarter ended September 30, 2022, compared to the preceding quarter. Deposit fees and other service charges increased by $4.5 million, or 15%, for the nine months ended September 30, 2022, compared to the same period a year earlier, primarily as a result of increased deposit transaction account activity and the benefit from implementing Banner Forward initiatives.

Mortgage banking operations, including gains on one- to four-family and multifamily loan sales and loan servicing fees, decreased $3.9 million for the quarter ended September 30, 2022, compared to the preceding quarter and decreased $19.8 million for the nine months ended September 30, 2022, compared to the same period a year earlier. Gains on sales of one- to four-family loans resulted in income of $1.3 million and $9.2 million for the quarter and nine months ended September 30, 2022, respectively, compared to $3.7 million in the preceding quarter, and $6.9 million for the nine months ended September 30, 2021. These decreases in mortgage banking operations between the periods primarily reflect a reduction in the volume and a decrease in the gain on sale margin on one- to four-family sold along with a negative fair market adjustment on multifamily held for sale loans. The reduction in one-to four family loans sold primarily reflects a reduction in refinancing activity, as well as decreased purchase activity as interest rates increased during 2022. Home purchase activity accounted for 88% of one- to four-family mortgage loan originations in the third quarter of 2022, compared to 82% in the prior quarter. Sales of multifamily loans resulted in a net loss of $2.1 million during the quarter and $2.9 million during the nine months ended September 30, 2022, compared to net gain of $5.8 million for the same nine-month period a year ago. There were no sales of multifamily loans during the preceding quarter. The net loss recognized on multifamily loans for the three and nine months ended September 30, 2022 included $2.2 million and $3.3 million of lower of cost or market downward adjustments recorded on multifamily held for sale loans during the three and nine months ended September 30, 2022, respectively, due to increases in market interest rates.

The decrease in miscellaneous non-interest income during the nine months ended September 30, 2022, compared to the same period a year earlier is primarily due to higher gains recognized during the nine months ended September 30, 2021 related to the disposition of closed branch locations.

Non-interest Expense.  The following table represents key elements of non-interest expense for the three months ended September 30, 2022 and June 30, 2022 and the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Quarters Ended				Nine months ended September 30,
	Sep 30, 2022	Jun 30, 2022	Change Amount	Change Percent	2022	2021	Change Amount	Change Percent
Salary and employee benefits	$61,639	$60,832	$807	1.3%	$181,957	$186,553	$(4,596)	(2.5)%
Less capitalized loan origination costs	(5,984)	(7,222)	1,238	(17.1)	(19,436)	(26,754)	7,318	(27.4)
Occupancy and equipment	12,008	13,284	(1,276)	(9.6)	38,512	38,965	(453)	(1.2)
Information and computer data services	6,803	5,997	806	13.4	19,451	17,915	1,536	8.6
Payment and card processing services	5,508	5,682	(174)	(3.1)	16,086	15,482	604	3.9
Professional and legal expenses	2,619	2,878	(259)	(9.0)	7,677	20,023	(12,346)	(61.7)
Advertising and marketing	1,326	822	504	61.3	2,609	3,965	(1,356)	(34.2)
Deposit insurance	1,946	1,440	506	35.1	4,910	4,243	667	15.7
State and municipal business and use taxes	1,223	1,004	219	21.8	3,389	3,367	22	0.7
Real estate operations, net	68	(121)	189	(156.2)	(132)	(71)	(61)	85.9
Amortization of core deposit intangibles	1,215	1,425	(210)	(14.7)	4,064	4,997	(933)	(18.7)
Loss on extinguishment of debt	—	—	—	nm	793	—	793	nm
Miscellaneous	6,663	6,032	631	10.5	18,402	18,642	(240)	(1.3)
	95,034	92,053	2,981	3.2	278,282	287,327	(9,045)	(3.1)
COVID-19 expenses	—	—	—	nm	—	309	(309)	(100.0)
Merger and acquisition-related expenses	—	—	—	nm	—	660	(660)	(100.0)
Total non-interest expense	$95,034	$92,053	$2,981	3.2%	$278,282	$288,296	$(10,014)	(3.5)%

Non-interest expenses were $95.0 million for the quarter ended September 30, 2022, compared to $92.1 million for the preceding quarter, and $278.3 million for the nine months ended September 30, 2022, compared to $288.3 million for the same period last year. The current quarter non-interest expense includes increased salary and employee benefits, a decrease in capitalized loan origination costs and an increase in information and computer data services expense, partially offset by a decrease in occupancy and equipment expense. We recognized no COVID-19 expenses during either the quarter ended September 30, 2022 or the preceding quarter. The decrease in non-interest expense for the nine months ended September 30, 2022 reflects a decrease in professional and legal expenses, primarily due to a reduction in consultant expense, and a reduction in salary and employee benefits expense, partially offset by a decrease in capitalized loan origination costs.

Salary and employee benefits expenses increased $807,000 to $61.6 million for the quarter ended September 30, 2022, compared to $60.8 million for the preceding quarter, primarily due to an increase in bonus and commission expense. Salary and employee benefits expenses decreased $4.6 million to $182.0 million for the nine months ended September 30, 2022, compared to $186.6 million for the same period last year, primarily due to a reduction in staffing. Capitalized loan origination costs decreased $1.2 million for the quarter ended September 30, 2022, compared to the preceding quarter, primarily due to decreases in production for one- to four-family residential and construction loans, and decreased $7.3 million for the nine months ended September 30, 2022, compared to the same period in the prior year, primarily due to the origination of SBA PPP loans during the first quarter of 2021. Information and computer data services expenses increased $806,000 for the quarter ended September 30, 2022 compared to the preceding quarter, and increased $1.5 million compared to the same period last year, primarily due to an increase in computer software expenses. Occupancy and equipment expenses decreased $1.3 million for the quarter ended September 30, 2022 compared to the preceding quarter, and decreased $453,000 compared to the same period last year, primarily due to a reduction in building rent expense during the current quarter as the result of exiting a large lease agreement in the second quarter of 2022. Professional and legal expenses decreased $259,000 for the quarter ended September 30, 2022 compared to the preceding quarter, and decreased $12.3 million compared to the same period last year, primarily due to a decrease in consulting expense. Advertising and marketing expenses increased $504,000 for the quarter ended September 30, 2022, compared to the preceding quarter and decreased $1.4 million for the nine months ended September 30, 2022, compared to the same period in the prior year, primarily due to a reduction in direct mail marketing expenses.

Banner’s efficiency ratio was 58.65% for the current quarter, compared to 58.94% in the preceding quarter. Banner’s adjusted efficiency ratio was 57.04% for the current quarter, compared to 59.46% in the preceding quarter. See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q.

Income Taxes. For the quarter ended September 30, 2022, we recognized $11.8 million in income tax expense for an effective tax rate of 19.4%, which reflects our blended statutory tax rate reduced by the effect of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting. Our statutory income tax rate is 23.6%, representing a blend of the statutory federal income tax rate of 21.0% and apportioned effects of the state income tax rates. For the quarter ended June 30, 2022, we recognized $11.6 million in income tax expense for an effective tax rate of 19.5%. For the nine months ended September 30, 2022, we recognized $33.4 million in income tax expense for an effective tax rate of 19.1%, compared to $36.0 million in income tax expense for an effective tax rate of 19.3% for the same period in the prior year.

Asset Quality

Maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us. We actively engage with our borrowers to resolve classified loans, and other problem assets and effectively manage REO as a result of foreclosures.

Non-Performing Assets:  Non-performing assets decreased to $15.6 million, or 0.10% of total assets, at September 30, 2022, from $23.7 million, or 0.14% of total assets, at December 31, 2021, and from $29.7 million, or 0.18% of total assets, at September 30, 2021. Our allowance for credit losses - loans was $135.9 million, or 895% of non-performing loans at September 30, 2022 compared to $132.1 million, or 578% of non-performing loans at December 31, 2021 and $139.9 million, or 485% of non-performing loans at September 30, 2021. The low level of non-performing loans and other assets remains manageable at September 30, 2022. The primary components of the $15.6 million in non-performing assets were $13.5 million in nonaccrual loans, $1.7 million in loans more than 90 days delinquent and still accruing interest, and $357,000 in REO and other repossessed assets.

Loans are reported as TDRs when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  If any TDR loan becomes delinquent or other matters call into question the borrower’s ability to repay full interest and principal in accordance with the restructured terms, the TDR loan would be reclassified as nonaccrual.  At September 30, 2022, we had $4.4 million of TDR loans performing under their restructured repayment terms.

The following table sets forth information with respect to our non-performing assets and restructured loans at the dates indicated (dollars in thousands):

	September 30, 2022	December 31, 2021	September 30, 2021
Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$6,997	$14,159	$14,931
Construction and land	299	479	354
One- to four-family	2,381	2,711	3,182
Commercial business	1,462	2,156	2,700
Agricultural business, including secured by farmland	594	1,022	1,022
Consumer	1,779	1,754	1,850
	13,512	22,281	24,039
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	—	—	3,955
One- to four-family	1,556	436	772
Commercial business	64	2	61
Consumer	61	117	34
	1,681	555	4,822
Total non-performing loans	15,193	22,836	28,861
REO, net	340	852	852
Other repossessed assets held for sale	17	17	17
Total non-performing assets	$15,550	$23,705	$29,730

Total non-performing assets to total assets	0.10%	0.14%	0.18%
Total nonaccrual loans to loans before allowance for credit losses	0.14%	0.25%	0.26%
Restructured loans performing under their restructured terms (2)	$4,352	$5,309	$5,273

Loans 30-89 days past due and on accrual	$15,208	$11,558	$6,911

(1)Includes $47,000 of nonaccrual TDR loans at September 30, 2022. For the nine months ended September 30, 2022, interest income was reduced by $283,000 as a result of nonaccrual loan activity, which includes the reversal of $22,000 of accrued interest as of the date the loan was placed on nonaccrual. There was no interest income recognized on nonaccrual loans for the nine months ended September 30, 2022.
(2)These loans were performing under their restructured repayment terms at the dates indicated.

In addition to the non-performing loans as of September 30, 2022, we had other classified loans with an aggregate outstanding balance of $119.8 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

The following table presents the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade at the dates indicated (in thousands):

	September 30, 2022	December 31, 2021	September 30, 2021

Pass	$9,672,473	$8,874,468	$8,956,604
Special Mention	18,251	11,932	36,001
Substandard	136,372	198,363	225,779
Total	$9,827,096	$9,084,763	$9,218,384

The decrease in substandard loans during the nine months ended September 30, 2022 primarily reflects risk rating upgrades.

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

Our primary investing activity is the origination of loans and, in certain periods, the purchase of securities or loans.  During the nine months ended September 30, 2022 and September 30, 2021, our loan originations, including originations of loans held for sale, exceeded our loan repayments by $998.1 million and $252.5 million, respectively. There were $103.3 million of loan purchases during the nine months ended September 30, 2022 and $4.3 million of loan purchases during the nine months ended September 30, 2021. This activity was funded primarily by the reduction in the balance of cash held as interest-bearing deposits. During the nine months ended September 30, 2022 and September 30, 2021, we received proceeds of $388.9 million and $1.15 billion, respectively, from the sale of loans. Securities purchased during the nine months ended September 30, 2022 and September 30, 2021 totaled $797.3 million and $2.44 billion, respectively, and securities repayments, maturities and sales in those periods were $362.1 million and $1.22 billion, respectively.

Our primary financing activity is gathering deposits. Total deposits decreased by $92.7 million during the first nine months of 2022, as certificates of deposit decreased by $116.7 million and core deposits increased by $24.0 million. The decrease in total deposits during the first nine months of 2022 was primarily due to the sale of four branches, which included the transfer of $178.2 million of related deposits. Certificates of deposit are generally more vulnerable to competition and more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At September 30, 2022, certificates of deposit totaled $721.9 million, or 5% of our total deposits, including $577.7 million which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our certificates of deposit as they mature.

We had no FHLB advances at September 30, 2022, compared to $50.0 million at December 31, 2021. Other borrowings decreased $30.5 million to $234.0 million at September 30, 2022 from $264.5 million at December 31, 2021.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the nine months ended September 30, 2022 and 2021, we used our sources of funds primarily to fund loan commitments and purchase securities. At September 30, 2022, we had outstanding loan commitments totaling $4.15 billion, primarily relating to undisbursed loans in process and unused credit lines. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings.  We maintain credit facilities with the FHLB-Des Moines, which provided for advances that in the aggregate would equal the lesser of 45% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock).  At September 30, 2022, under these credit facilities based on pledged collateral, Banner Bank had $2.50 billion of available credit capacity. We had no advances under these credit facilities at September 30, 2022. In addition, Banner Bank has been approved for participation in the Borrower-In-Custody (BIC) program by the Federal Reserve Bank of San Francisco (FRBSF).  Under this program, based on pledged collateral, Banner Bank had available lines of credit of approximately $1.10 billion as of September 30, 2022.  We had no funds borrowed from the FRBSF at September 30, 2022 or December 31, 2021. At September 30, 2022, Banner Bank also had uncommitted federal funds line of credit agreements with other financial institutions totaling $125.0 million. No balances were outstanding under these agreements as of September 30, 2022 or December 31, 2021. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage. Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner Corporation is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner Corporation’s primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.44 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2022 at this rate of $0.44 per share, our average total dividend paid each quarter would be approximately $15.0 million based on the number of outstanding shares at September 30, 2022. At September 30, 2022, the Company on an unconsolidated basis had liquid assets of $68.7 million.

As noted below, Banner Corporation and its subsidiary bank continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the nine months ended September 30, 2022, total shareholders’ equity decreased $281.7 million, to $1.41 billion.  At September 30, 2022, tangible common shareholders’ equity, which excludes goodwill and other intangible assets, was $1.02 billion, or 6.41% of tangible assets.  See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Bank to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets.  In addition to the minimum capital ratios, both Banner Corporation and the Bank are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital of more than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At September 30, 2022, Banner Corporation and the Bank each exceeded all regulatory capital requirements.

The actual regulatory capital ratios calculated for Banner Corporation and Banner Bank as of September 30, 2022, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as “Adequately Capitalized”		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Amount
Banner Corporation—consolidated
Total capital to risk-weighted assets	$1,716,295	13.85%	$991,112	8.00%	$1,238,890	10.00%
Tier 1 capital to risk-weighted assets	1,482,138	11.96	743,334	6.00	743,334	6.00
Tier 1 leverage capital to average assets	1,482,138	9.06	654,646	4.00	n/a	n/a
Common equity tier 1 capital	1,395,638	11.27	557,500	4.50	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	1,641,723	13.26	990,256	8.00	1,237,820	10.00
Tier 1 capital to risk-weighted assets	1,507,566	12.18	742,692	6.00	990,256	8.00
Tier 1 leverage capital to average assets	1,507,566	9.22	654,248	4.00	817,809	5.00
Common equity tier 1 capital	1,507,566	12.18	557,019	4.50	804,583	6.50

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to clients than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of September 30, 2022, our loans with interest rate floors totaled $4.23 billion and had a weighted average floor rate of 4.11% compared to a current average note rate of 5.4%.  As of September 30, 2022, our loans with interest rates at their floors totaled $1.09 billion and had a weighted average note rate of 3.94% and our loans with interest rates below their floors totaled $483.2 million and had a weighted average note rate of 4.24%. The Company actively manages its exposure to interest rate risk through on-going adjustments to the mix of interest-earning assets and funding sources that affect the repricing speeds of loans, investments, interest-bearing deposits and borrowings.

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

The following table sets forth, as of September 30, 2022, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+300	37,875	5.8	85,389	6.4	(451,868)	(12.8)
+200	34,422	5.3	78,814	5.9	(325,939)	(9.2)
+100	21,630	3.3	50,122	3.7	(160,586)	(4.5)
0	—	—	—	—	—	—
-50	(18,672)	(2.9)	(44,929)	(3.3)	29,993	0.9
-100	(41,052)	(6.3)	(99,866)	(7.4)	31,901	0.9
-200	(87,079)	(13.4)	(214,806)	(16.0)	(115,699)	(3.3)

(1)    Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.  The targeted Federal Funds Rate was between 3.00% and 3.25% at September 30, 2022.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 2022 (dollars in thousands).  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At September 30, 2022, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $3.86 billion, representing a one-year cumulative gap to total assets ratio of 23.61%.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of September 30, 2022 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$866,520	$42,758	$142,247	$29,785	$17,751	$1,254	$1,100,315
Fixed-rate mortgage loans	229,434	188,228	603,537	525,306	897,105	138,747	2,582,357
Adjustable-rate mortgage loans	1,081,422	275,191	946,104	1,146,357	366,751	29,813	3,845,638
Fixed-rate mortgage-backed securities	104,213	112,005	442,449	491,865	934,230	999,658	3,084,420
Adjustable-rate mortgage-backed securities	513,046	507	3,700	204	4,211	—	521,668
Fixed-rate commercial/agricultural loans	83,046	84,120	222,699	130,907	135,819	86,747	743,338
Adjustable-rate commercial/agricultural loans	803,420	31,149	66,892	57,000	13,831	37	972,329
Consumer and other loans	421,795	79,984	75,391	24,561	28,066	44,122	673,919
Investment securities and interest-earning deposits	902,329	8,685	92,043	65,361	299,224	459,445	1,827,087
Total rate sensitive assets	5,005,225	822,627	2,595,062	2,471,346	2,696,988	1,759,823	15,351,071
Interest-bearing liabilities: (2)
Regular savings	276,881	169,232	568,797	429,215	671,111	709,474	2,824,710
Interest checking accounts	163,855	74,518	265,645	220,738	403,589	727,899	1,856,244
Money market deposit accounts	245,495	134,409	453,448	345,611	550,861	594,020	2,323,844
Certificates of deposit	353,071	224,639	126,134	16,675	1,425	—	721,944
Subordinated notes	—	—	100,000	—	—	—	100,000
Junior subordinated debentures	89,178	—	—	—	—	—	89,178
Retail repurchase agreements	234,006	—	—	—	—	—	234,006
Total rate sensitive liabilities	1,362,486	602,798	1,514,024	1,012,239	1,626,986	2,031,393	8,149,926
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$3,642,739	$219,829	$1,081,038	$1,459,107	$1,070,002	$(271,570)	$7,201,145
Cumulative excess of interest-sensitive assets	$3,642,739	$3,862,568	$4,943,606	$6,402,713	$7,472,715	$7,201,145	$7,201,145
Cumulative ratio of interest-earning assets to interest-bearing liabilities	367.36%	296.54%	242.09%	242.55%	222.13%	188.36%	188.36%
Interest sensitivity gap to total assets	22.27	1.34	6.61	8.92	6.54	(1.66)	44.01
Ratio of cumulative gap to total assets	22.27	23.61	30.22	39.13	45.67	44.01	44.01

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
(2)Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(2.1) billion, or (12.70)% of total assets at September 30, 2022.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three Months Ended September 30, 2022 and June 30, 2022 and the Nine Months Ended September 30, 2022 and 2021” of this report on Form 10-Q.

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

(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls Over Financial Reporting:  In the quarter ended September 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

In the normal course of our business, we have various legal proceedings and other contingent matters pending. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. Furthermore, in some matters, it is difficult to assess potential exposure because the legal proceeding is still in the pretrial stage. These claims and counter claims typically arise during the course of collection efforts on problem loans or with respect to actions to enforce liens on properties in which we hold a security interest, although we also are subject to claims related to employment matters. Claims related to employment matters may include, but are not limited to: claims by our employees of discrimination, harassment, violations of wage and hour requirements, or violations of other federal, state, or local laws and claims of misconduct or negligence on the part of our employees. Some or all of these claims may lead to litigation, including class action litigation, and these matters may cause us to incur negative publicity with respect to alleged claims. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operation for any period. At September 30, 2022, we had accrued $11.3 million related to these legal proceedings. The ultimate outcome of these legal proceedings could be more or less than what we have accrued. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, operations or cash flows, except as set forth below.

A class and collective action lawsuit, Bolding et al. v. Banner Bank, US Dist. Ct., WD WA., was filed against Banner Bank on April 17, 2017. The plaintiffs are former and/or current mortgage loan officers of AmericanWest Bank and/or Banner Bank, who allege that the employer bank failed to pay all required regular and overtime wages that were due pursuant to the Fair Labor Standards Act (“FLSA”) and related laws of the state respective to each individual plaintiff. The plaintiffs seek regular and overtime wages, plus certain penalty amounts and legal fees. On December 15, 2017, the court granted the plaintiffs’ motion for conditional certification of a class with regard to the FLSA claims; following notice given to approximately 160 potential class members, 33 persons elected to “opt-in” as plaintiffs in the class. On October 10, 2018, the Court granted plaintiffs’ motion for certification of a different class of approximately 200 members, with regard to state law claims. Significant pre-trial motions were filed by both parties, including various motions by Banner Bank seeking to dismiss and/or limit the class claims. The court granted in part and denied in part Banner Bank’s motions and has ultimately allowed the case to proceed. The Court ruled on the last of the pre-trial motions on September 13, 2021, increasing the likelihood of trial or settlement. If the case goes to trial and the Company is unsuccessful in defending the claims, damages could be higher than the amount the Company has accrued as a litigation contingency reserve for this case. We believe that there are substantial defenses to this lawsuit, and we have, and will continue to, defend this case vigorously. The ultimate outcome is unknown at this time. Mediation previously scheduled for September 2022 has been rescheduled for December 2022. In the event the parties fail to reach a settlement, a trial for this case will be scheduled, and will be bifurcated between a liability phase and a damages phase.

ITEM 1A – Risk Factors

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2022:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
July 1, 2022 - July 31, 2022	—	$—	—	1,512,510
August 1, 2022 - August 31, 2022	157	61.38	—	1,512,510
September 1, 2022 - September 30, 2022	—	—	—	1,512,510
Total for quarter	157	61.38	—

Employees surrendered 157 shares to satisfy tax withholding obligations upon the vesting of restricted stock grants during the three months ended September 30, 2022.

On December 22, 2021, the Company announced that its Board of Directors had renewed its authorization to repurchase up to 5% of the Company’s common stock, or 1,712,510 of the Company’s outstanding shares. Under the authorization, shares may be repurchased by the Company in open market purchases. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. The Company repurchased no shares under the repurchase authorization during the quarter ended September 30, 2022, leaving 1,512,510 available for future repurchase.

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

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit	Index of Exhibits
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

November 3, 2022	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

November 3, 2022	/s/ Peter J. Conner
Peter J. Conner
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)