Form 10-K
period 2022-12-31
BANNER CORP
filed 2023-02-21
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  X No __
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes __No X

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

Large accelerated filer X	Accelerated filer ___	Non-accelerated filer ___	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ____

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U. S. C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ___

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No X

The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s common stock quoted on The NASDAQ Stock Market on June 30, 2022, was:
Common Stock – $1,902,548,020
 (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)
 The number of shares outstanding of each of the classes of the registrant’s classes of common stock as of January 31, 2023:
Common Stock, $.01 par value – 34,194,105 shares
 Documents Incorporated by Reference
Portions of Proxy Statement for Annual Meeting of Shareholders to be held May 24, 2023 are incorporated by reference into Part III.

BANNER CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items, including statements about our financial condition, liquidity and results of operations. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth caused by increasing political instability from acts of war including Russia’s invasion of Ukraine, as well as increasing prices and supply chain disruptions, and any governmental or societal responses to the COVID-19 pandemic, including new COVID-19 variants: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses and provisions for credit losses; the ability to manage loan delinquency rates; competitive pressures among financial services companies; changes in consumer spending or borrowing and spending habits; interest rate movements generally and the relative differences between short and long-term interest rates, loan and deposit interest rates, net interest margin and funding sources; the transition away from the London Interbank Offered Rate (LIBOR) toward new interest rate benchmarks; the impact of repricing and competitors’ pricing initiatives on loan and deposit products; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values; the ability to adapt successfully to technological changes to meet clients’ needs and developments in the marketplace; the ability to access cost-effective funding; the ability to control operating costs and expenses, including the costs associated with our “Banner Forward” initiative; the use of estimates in determining fair value of certain assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect employees, and potential associated charges; disruptions, security breaches or other adverse events, failures or interruptions in, or attacks on, information technology systems or on the third-party vendors who perform critical processing functions; changes in financial markets; changes in economic conditions in general and in Washington, Idaho, Oregon and California in particular, including the risk of inflation; secondary market conditions for loans and the ability to sell loans in the secondary market; the costs, effects and outcomes of litigation; legislation or regulatory changes, including but not limited to changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, results of safety and soundness and compliance examinations by the Board of Governors of the Federal Reserve System (the Federal Reserve), the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks (the Washington DFI), or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require restitution or institute an informal or formal enforcement action which could require an increase in reserves for loan losses, write-downs of assets or changes in regulatory capital position, or affect the ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions, any of which could adversely affect liquidity and earnings; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the quality and composition of our securities portfolio and the impact of adverse changes in the securities markets; the inability of key third-party providers to perform their obligations; changes in accounting principles, policies or guidelines, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business; other economic, competitive, governmental, regulatory and technological factors affecting operations, pricing, products and services; future acquisitions by Banner of other depository institutions or lines of business; and future goodwill impairment due to changes in Banner’s business, changes in market conditions; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (SEC), including this report on Form 10-K. Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires. All references to “Banner” refer to Banner Corporation and those to the “Bank” refer to its wholly-owned subsidiary, Banner Bank.

PART 1

Item 1 – Business

General

Banner is a bank holding company incorporated in the State of Washington which wholly owns one subsidiary bank, Banner Bank. The Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2022, its 137 branch offices and 18 loan production offices located in Washington, Oregon, California, Idaho and Utah. Banner is subject to regulation by the Federal Reserve. The Bank is subject to regulation by the Washington DFI and the FDIC.  As of December 31, 2022, we had total consolidated assets of $15.83 billion, net loans of $10.01 billion, total deposits of $13.62 billion and total shareholders’ equity of $1.46 billion. Banner’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol “BANR.”

The Bank is a regional bank which offers a wide variety of commercial banking services and financial products to individuals, businesses and public sector entities in its primary market areas.  The Bank’s primary business is that of traditional banking institutions, accepting deposits and originating loans in locations surrounding our offices in Washington, Oregon, California and Idaho.  The Bank is also an active participant in secondary loan markets, engaging in mortgage banking operations largely through the origination and sale of one- to four-family and multifamily residential loans.  Lending activities include commercial business and commercial real estate loans, agriculture business loans, construction and land development loans, one- to four-family and multifamily residential loans, U.S. Small Business Administration (SBA) loans and consumer loans.

We continue to invest in our delivery platform across the franchise with a primary emphasis on strengthening our presence in the higher growth regions of our markets. In addition, we continue to improve the efficiency of our branch delivery channel with on-going branch consolidations and investments in streamlining the origination of new loan and deposit accounts while simultaneously enhancing our digital service and account origination capabilities. During the past few years, client adoption of mobile and digital banking has accelerated while physical branch transaction volume has declined. Banner anticipates this shift in client service delivery channel preference will continue.

We also focus on expanding our product offerings and investing heavily in marketing campaigns designed to significantly increase the brand awareness for the Bank. These marketing investments are a significant element in our strategy to grow client relationships and increase our market presence, while allowing us to better serve existing and future clients. We believe our branch network, broad product line and heightened brand awareness have created a franchise that is well positioned for growth and successful execution of our super community bank model.  Our overall strategy is focused on delivering clients, including middle market and small businesses, business owners, their families and employees, a compelling value proposition by providing the financial sophistication and breadth of products of a regional bank while retaining the appeal, responsiveness, and superior service level of a community bank.

In late 2021, we began implementing Banner Forward, a bank-wide initiative to enhance revenue growth and reduce operating expense. Banner Forward is focused on accelerating growth in commercial banking, deepening relationships with retail clients, and advancing technology strategies to enhance our digital service channels, while streamlining underwriting and back office processes. The implementation of the revenue initiatives benefited the second half of 2022 and are expected to continue this trend in 2023. The efficiency-related initiatives associated with Banner Forward have largely been completed.

Our successful execution of a super community bank model and strategic initiatives have delivered solid core operating results and profitability over the last several years. Banner’s longer term strategic initiatives continue to focus on originating high quality assets and client acquisition, which we believe will continue to generate strong revenue while maintaining the Company’s moderate risk profile. Our total revenues (net interest income plus non-interest income) for 2022 increased $35.1 million, or 6%, to $628.4 million, compared to $593.3 million for 2021.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of client deposits, Federal Home Loan Bank of Des Moines (FHLB) advances, other borrowings, subordinated notes, and junior subordinated debentures. Net interest income is a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets, interest-bearing liabilities and non-interest-bearing funding sources including non-interest-bearing deposits.

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

Recent Developments and Significant Events

Sale of four branches

On June 24, 2022, the Bank completed the sale of four branches located in Hayden, Idaho, and in Chewelah, Colville, and Kettle Falls, Washington, generating a gain of $7.8 million. The branch sale included deposit accounts with an approximate balance of $178.2 million. The Bank received a 5.0% premium in relation to the core deposits. The sale also included all related branch premises and equipment.

Consistent with the Banner Forward initiative of improving management’s focus on key operations and markets, the sale of these branches improves the Bank’s service footprint, contributes to our capital and improves operating efficiency. The combined impact of these branch sales and Banner Forward initiatives is expected to enhance future annual operating earnings.

Lending Activities

General: All of our lending activities are conducted through the Bank and its subsidiary, Community Financial Corporation, a residential construction lender located in Portland, Oregon. We offer a wide range of loan products to meet the demands of our clients and our loan portfolio is very diversified by product type, borrower and geographic location within our market area. We originate loans for our portfolio and for sale in the secondary market. Management’s strategy has been to maintain a well-diversified portfolio with a significant percentage of assets in the loan portfolio having more frequent interest rate repricing terms or shorter maturities than traditional long-term fixed-rate mortgage loans. As part of this effort, we offer a variety of floating or adjustable interest rate products that correlate more closely with our cost of interest-bearing funds, particularly loans for commercial business and real estate, agricultural business, and construction and development purposes. In response to client demand, we also originate fixed-rate loans, including fixed interest rate mortgage loans with terms of up to 30 years. The relative amount of fixed-rate loans and adjustable-rate loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At December 31, 2022, our net loan portfolio totaled $10.01 billion compared to $8.95 billion at December 31, 2021.

Our lending activities are primarily directed toward the origination of real estate and commercial loans. Commercial real estate loans include owner-occupied, investment properties and multifamily residential real estate. Our level of activity and investment in commercial real estate loans was relatively stable prior to 2020, when COVID-19 caused a temporary slowdown followed by recovery in 2021 and 2022. We also originate construction, land and land development loans, a significant component of which is our residential one- to four-family construction loans. Our origination of construction, land and development loans has been significant during recent years and balances in this portion of the portfolio have increased in recent periods but not at the same pace of originations as brisk sales of new homes have produced rapid turnover through repayments. Our commercial business lending is directed toward meeting the credit and related deposit and treasury management needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas. To a lesser extent, our commercial business lending has also included participation in certain national syndicated loans. The demand for commercial business loans strengthened in 2021 and even further in 2022 as our production levels for 2022 exceeded 2021. Our residential mortgage loan originations have been very strong in recent years, as sustained periods of low interest rates have supported demand for loans to refinance existing debt as well as loans to finance home purchases. Demand for residential mortgage loans slowed during 2022 as the rise in interest rates reduced refinance originations. Typically, most of the one- to four-family loans that we originate are sold in the secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. During 2022, due to the rising interest rates, a larger percentage of our one- to four-family production was held for investment. Our consumer loan activity is primarily directed at meeting demand from our existing deposit clients.

One- to Four-Family Residential Real Estate Lending:  We originate loans secured by first mortgages on one- to four-family residences in the markets we serve.  Through our mortgage banking activities, we sell residential loans on either a servicing-retained or servicing-released basis. In recent years, we have generally sold a significant portion of our conventional residential mortgage originations and nearly all of our government insured loans in the secondary market. At December 31, 2022, $1.17 billion, or 12% of our loan portfolio, consisted of permanent loans on one- to four-family residences.

We offer fixed- and adjustable-rate mortgages (ARMs) at rates and terms competitive with market conditions, primarily with the intent of selling these loans into the secondary market.  Fixed-rate loans generally are offered on a fully amortizing basis for terms ranging from ten to 30 years at interest rates and fees that reflect current secondary market pricing.  Most ARM products offered by us adjust annually after an initial period ranging from one to five years, subject to a limitation on the annual adjustment and a lifetime rate cap.  For a small portion of the portfolio, where the initial period exceeds one year, the first interest rate change may exceed the annual limitation on subsequent adjustments.  Our ARM products most frequently adjust based upon the average yield on Treasury securities adjusted to a constant maturity of one year or other indices plus a margin or spread above the index.  ARM loans held in our portfolio may allow for interest-only payments for an initial period up to five years but do not provide for negative amortization of principal and carry no prepayment restrictions.  The retention of ARM loans in our loan portfolio can help reduce our exposure to changes in interest rates.

Our residential loans are generally underwritten and documented in accordance with the guidelines established by the Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC) and the Federal National Mortgage Association (Fannie Mae or FNMA).  Government insured loans are underwritten and documented in accordance with the guidelines established by the Department of Housing and Urban Development and the Department of Veterans Affairs.  In the loan approval process, we assess the borrower’s ability to repay the loan, the adequacy of the proposed security, the employment stability of the borrower and the creditworthiness of the borrower.  For ARM loans, our standard practice provides for underwriting based upon fully indexed interest rates and payments.  Generally, we will lend up to 95% of the lesser of the appraised value or purchase price of the property on conventional loans, although higher loan-to-value ratios are available on secondary market programs.  We require private mortgage insurance on conventional residential loans with a loan-to-value ratio at origination exceeding 80%.

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

Although well diversified with respect to sub-markets, price ranges and borrowers, our construction, land and land development loans are significantly concentrated in the greater Puget Sound region of Washington State and the Portland, Oregon market area. At December 31, 2022, our construction, land and land development loans totaled $1.49 billion, or 15% of total loans; 44% of the balance was comprised of one- to four-family construction and residential land and land development loans, with the remaining balance comprised of commercial and multifamily real estate construction loans and commercial land and land development loans.

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

Commercial and Multifamily Real Estate Lending: We originate loans secured by multifamily and commercial real estate, including loans for construction of multifamily and commercial real estate projects.  Commercial real estate loans are made for both owner-occupied and investor-owned properties.  At December 31, 2022, our loan portfolio included $1.59 billion in non-owner-occupied commercial real estate loans, $845.3 million in owner-occupied commercial real estate loans, $1.20 billion of small balance commercial real estate or CRE loans (CRE loans up to $2 million) and $645.1 million in multifamily loans which in aggregate comprised 42% of our total loans.  Multifamily and commercial real estate lending affords us an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending.  In originating multifamily and commercial real estate loans, we consider the location, marketability and overall attractiveness of the properties.  Our underwriting guidelines for multifamily and commercial real estate loans require an appraisal from a qualified independent appraiser, as well as an environmental risk assessment and an economic analysis of each property with regard to the annual revenue and expenses, debt service coverage and fair value to determine the maximum loan amount.  In the approval process we assess the borrower’s willingness and ability to manage the property and repay the loan and the adequacy of the collateral in relation to the loan amount. While a portion of our multifamily loan originations are held for investment, typically the majority of multifamily loan originations are sold with the gain recognized as mortgage banking income.

Multifamily and commercial real estate loans originated by us are both fixed- and adjustable-rate loans with intermediate terms of generally five to ten years.  A significant portion of our multifamily and commercial real estate loans are linked to various FHLB advance rates, certain prime rates, US Treasury rates, or other market rate indices.  Rates on these adjustable-rate loans generally adjust with a frequency of one to five years after an initial fixed-rate period ranging from one to ten years.  Our commercial real estate portfolio consists of loans on a variety of property types with no large concentrations by property type, location or borrower.  At December 31, 2022, the average size of our commercial real estate loans was $1.0 million and the largest commercial real estate loan, in terms of an outstanding balance, in our portfolio was $19.7 million.

Commercial Business Lending:  We are active in small- to medium-sized business lending.  Our commercial bankers are focused on local markets and devote a great deal of effort to developing client relationships and providing these types of borrowers with a full array of products and services delivered in a thorough and responsive manner.  Our experienced commercial bankers and senior credit staff help us meet our commitment to small business lending while also focusing on corporate lending opportunities for borrowers with credit needs generally in a $3 million to $25 million range. In addition to providing earning assets, commercial business lending has helped us increase our deposit base. In recent years, our commercial business lending has included modest participation in certain national syndicated loans, including shared national credits. We also originate smaller balance business loans principally through our retail branch network, using our Quick Step business loan program, which is closely aligned with our consumer lending operations and relies on centralized underwriting procedures. Quick Step business loans are available up to $1.0 million, business lines of credit are available up to $500,000 and real estate loans are available up to $1.0 million.

As a result of the COVID-19 pandemic, the CARES Act was enacted and authorized the SBA to temporarily guarantee loans under a new loan program called the Paycheck Protection Program (PPP). As a qualified SBA lender, beginning in the second quarter of 2020, we began to offer SBA PPP loans to existing and new clients. The SBA guarantees 100% of the SBA PPP loans made to eligible borrowers. The entire principal amount of the borrower’s SBA PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA if the borrower meets the SBA PPP conditions. The great majority of our SBA PPP loans have been forgiven by the SBA in accordance with the terms of the program. We earn 1% interest on SBA PPP loans as well as a fee from the SBA to cover processing costs, which is amortized over the life of the loan and recognized fully at payoff or forgiveness. The maturity date of the SBA PPP loan is either two or five years from the date of loan origination. At December 31, 2022 and 2021, our total SBA PPP loan balance was $7.9 million and $133.90 million, respectively. The balance of unamortized net deferred fees on SBA PPP loans was $261,000 at December 31, 2022, compared to $4.5 million at December 31, 2021. The PPP ended on May 31, 2021.

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

Our commercial business loans may be structured as term loans or as lines of credit.  Commercial business term loans are generally made to finance the purchase of fixed assets and have maturities of five years or less.  Commercial business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of one year.  Adjustable- or floating-rate loans are primarily tied to prime and Secured Overnight Financing Rate (SOFR) indices.  At December 31, 2022, commercial business loans totaled $1.28 billion, or 13% of our total loans receivable, including $7.6 million of SBA PPP loans and $234.1 million of shared national credits.

Agricultural Lending:  Agriculture is a major industry in several of our markets.  We make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting.  Payments on agricultural loans depend, to a large degree, on the results of operations of the related farm entity.  The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile.  At December 31, 2022, agricultural business loans, including collateral secured loans to purchase farm land and equipment, totaled $295.1 million, or 3% of our loan portfolio.

Agricultural operating loans generally are made as a percentage of the borrower’s anticipated income to support budgeted operating expenses.  These loans are secured by a blanket lien on all crops, livestock, equipment, accounts and products and proceeds thereof.  In the case of crops, consideration is given to projected yields and prices from each commodity.  The interest rate is normally floating based on the prime rate or another index plus a negotiated margin.  Because these loans are made to finance a farm’s or ranch’s annual operations, they are usually written on a one-year review and renewable basis.  The renewal is dependent upon the prior year’s performance and the forthcoming year’s projections as well as the overall financial strength of the borrower.  We carefully monitor these loans and related variance reports on income and expenses compared to budget estimates.  To meet the seasonal operating needs of a farm, borrowers may qualify for single payment notes, revolving lines of credit and/or non-revolving lines of credit.

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

We also originate loans to finance the purchase of farm equipment.  Loans to purchase farm equipment are made for terms of up to seven years.  On occasion, we also originate agricultural real estate loans secured primarily by first liens on farmland and improvements thereon located in our market areas, although generally only to service the needs of our existing clients.  Loans are generally written in amounts ranging from 50% to 75% of the tax assessed or appraised value of the property for terms of five to 20 years.  These loans typically have interest rates that adjust at least every five years based upon a Treasury index or FHLB advance rate plus a negotiated margin.  Fixed-rate loans are granted on terms usually not to exceed five years.  In originating agricultural real estate loans, we consider the debt service coverage of the borrower’s cash flow, the appraised value of the underlying property, the experience and knowledge of the borrower, and the borrower’s past performance with us and/or the market area.  These loans normally are not made to start-up businesses and are reserved for existing clients with substantial equity and a proven history.

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

Consumer and Other Lending:  We originate a variety of consumer loans, including home equity lines of credit, automobile, boat and recreational vehicle loans and loans secured by deposit accounts.  While consumer lending has traditionally been a small part of our business, with loans made primarily to accommodate our existing client base, it has received consistent emphasis in recent years.  Part of this emphasis includes a Banner Bank-owned credit card program.  Similar to other consumer loan programs, we focus this credit card program on our existing client base to add to the depth of our client relationships.  In addition to earning balances, credit card accounts produce non-interest revenues through interchange fees and other activity-based revenues. Our underwriting of consumer loans is focused on the borrower’s credit history and ability to repay the debt as evidenced by documented sources of income.  At December 31, 2022, we had $680.9 million, or 7% of our loan portfolio, in consumer related loans, including $566.3 million, or 6% of our loan portfolio, in consumer loans secured by one- to four-family residences.

Loan Solicitation and Processing:  We originate real estate loans in our market areas by direct solicitation of builders, developers, depositors, walk-in clients, real estate brokers and visitors to our website.  One- to four-family residential loan applications are taken by our mortgage loan officers or through our website and are processed in branch or regional locations.  In addition, we have specialized loan origination units, focused on construction and land development, commercial real estate and multifamily loans. Most underwriting and loan administration functions for our real estate loans are performed by loan personnel at central locations.

In addition to commercial real estate loans, our commercial bankers solicit commercial and agricultural business loans through call programs focused on local businesses and farmers.  While commercial bankers are delegated reasonable lending authority based upon their qualifications, credit decisions on significant commercial and agricultural loans are made by senior credit officers based on their lending authority or if required, by the Credit Risk Committee of the Board of Directors of the Bank.

We originate consumer loans and small business (including Quick Step) commercial business loans through various marketing efforts directed primarily toward our existing deposit and loan clients.  Consumer and small business commercial business loan applications are primarily underwritten and documented by centralized administrative personnel.

Loan Originations, Sales and Purchases

While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative client demand and competition in each market we serve.  For the years ended December 31, 2022 and 2021, we originated loans, net of repayments, including our participation in syndicated loans and loans held for sale of $1.30 billion and $306.8 million, respectively. The year ended December 31, 2022 included repayments of SBA PPP loans of $126.0 million, compared to repayments net of originations of SBA PPP loans of $910.5 million for the year ended December 31, 2021.

We sell many of our newly originated one- to four-family residential mortgage loans and multifamily loans to secondary market purchasers as part of our interest rate risk management strategy.  Originations of loans for sale decreased to $406.9 million for the year ended December 31, 2022 from $1.10 billion during 2021. Originations of loans for sale included $122.2 million and $225.0 million of multifamily held for sale loan production for the years ended December 31, 2022 and December 31, 2021, respectively. Sales of loans generally are beneficial to us because these sales may generate income at the time of sale, provide funds for additional lending and other investments, increase liquidity or reduce interest rate risk.  During the year ended December 31, 2022, we received proceeds of $415.6 million from the sale of loans held for sale compared to $1.28 billion for the year ended December 31, 2021. The held for sale loans sold in 2022 and 2021 included $26.3 million and $287.7 million, respectively, of multifamily loans held for sale. We sell one- to four-family mortgage loans on both a servicing-retained and a servicing-released basis.  All loans are sold without recourse but subject to the standard representations and warranties contained in the loan sale agreement. The decision to hold or sell loans is based on asset liability management goals, strategies and policies and on market conditions.  In addition, we generally sell the guaranteed portion of SBA loans.

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

Loan Servicing

We receive fees from a variety of institutional owners in return for performing the traditional services of collecting individual payments and managing portfolios of sold loans.  At December 31, 2022, we were servicing $3.01 billion of loans for others.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance.  In addition to earning fee income, we retain certain amounts in escrow for the benefit of the lender for which we incur no interest expense but are able to invest the funds into earning assets.

Mortgage and SBA Servicing Rights:  We record mortgage servicing rights (MSRs) with respect to loans we originate and sell in the secondary market on a servicing-retained basis and SBA servicing rights with respect to the guaranteed portion of SBA loans we sell.  The value of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income.  Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. MSRs generally are adversely affected by higher levels of current or anticipated prepayments resulting from decreasing interest rates.  MSRs are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized carrying amount. SBA servicing rights are initially recorded and carried at fair value. Any change in the fair value of SBA servicing rights is recorded in non-interest income. At December 31, 2022, our MSRs were carried at a value of $15.3 million, net of amortization, and SBA servicing rights were carried at a value of $835,000.

Asset Quality

Classified Assets:  State and federal regulations require that the Bank reviews and classify its problem assets on a regular basis.  In addition, in connection with examinations of insured institutions, state and federal examiners have authority to identify problem assets and, if appropriate, require them to be classified.  Historically, we have not had any meaningful differences of opinion with the examiners with respect to asset classification.  The Bank’s Credit Policy Division reviews detailed information with respect to the composition and performance of the loan portfolios, including information on risk concentrations, delinquencies and classified assets for the Bank.  The Credit Policy Division approves all recommendations for new classified loans or, in the case of smaller-balance homogeneous loans including residential real estate and consumer loans, it has approved policies governing such classifications, or changes in classifications, and develops and monitors action plans to resolve the problems associated with the assets.  The Credit Policy Division also approves recommendations for establishing the appropriate level of the allowance for credit losses.  Significant problem loans are transferred to the Bank’s Special Assets Department for resolution or collection activities.  Both the Bank’s and Banner’s Boards of Directors, or their respective committees, review asset quality at least quarterly.

Allowance for Credit Losses:  In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.  The allowance for credit losses is maintained at a level sufficient to provide for expected credit losses over the life of the loan based on evaluating specific risk characteristics in the current loan portfolio and forecasted economic conditions, as well as historical credit loss experience. We increase our allowance for credit losses by charging a provision for credit losses against income.

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

Investment Activities

Investment Securities: Under Washington state law and FDIC regulation, banks are permitted to invest in various types of marketable securities.  Authorized securities include but are not limited to Treasury obligations, securities of various federal agencies (including government-sponsored enterprises), mortgage-backed and asset-backed securities, certain certificates of deposit of insured banks and savings institutions, bankers’ acceptances, repurchase agreements, federal funds, commercial paper, corporate debt and equity securities and obligations of states and their political subdivisions.  Our investment policies are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk.  Our policies generally limit investments to U.S. Government and agency (including government-sponsored entities) securities, municipal bonds, certificates of deposit, corporate debt obligations and mortgage-backed securities.  Investment in mortgage-backed securities may include those issued or guaranteed by Freddie Mac, Fannie Mae, Government National Mortgage Association (Ginnie Mae or GNMA) and investment grade privately-issued mortgage-backed securities, as well as collateralized mortgage obligations (CMOs).  All of our investment securities, including those with a credit rating, are subject to market risk in so far as a change in market rates of interest or other conditions may cause a change in an investment’s earnings performance and/or market value.

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

We compete with other financial institutions and financial intermediaries in attracting deposits.  There is strong competition for transaction balances and savings deposits from commercial banks, credit unions and non-bank corporations, such as securities brokerage companies, mutual funds and other diversified companies, some of which have nationwide networks of offices.  Much of the focus of our acquisitions, branch relocations and renovations, and advertising and marketing campaigns has been directed toward attracting additional deposit client relationships and balances.  In addition, our electronic and digital banking activities including debit card and automated teller machine (ATM) programs, Internet banking services and client remote deposit and mobile banking capabilities are all directed at providing products and services that enhance client relationships and result in growing deposit balances as well as fee income.  Core deposits (non-interest-bearing checking and interest-bearing transaction and savings accounts) are a fundamental element of our business strategy. Core deposits were 95% of total deposits at December 31, 2022, compared to 94% a year earlier.

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

Borrowings:  While deposits are the primary source of funds for our lending and investment activities and for general business purposes, we also use borrowings to supplement our supply of lendable funds, to meet deposit withdrawal requirements and to more efficiently leverage our capital position.  The FHLB serves as our primary borrowing source. The FHLB provides credit for member financial institutions such as the Bank.  As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of that stock and certain of its mortgage loans and securities, provided that certain credit worthiness standards have been met.  Limitations on the amount of advances are based on the financial condition of the member institution, the adequacy of collateral pledged to secure the credit, and FHLB stock ownership requirements.  The Federal Reserve Bank serves as an additional source of borrowing capacity.  The Federal Reserve Bank provides credit based upon acceptable loan collateral, which includes certain loan types not eligible for pledging to the FHLB.

In addition, the Bank has federal funds line of credit agreements with other financial institutions. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage.

We issue retail repurchase agreements, generally due within 90 days, as an additional source of funds, primarily in connection with treasury management services provided to our larger deposit clients.  We also may borrow funds through the use of secured wholesale repurchase agreements with securities brokers.

We issued junior subordinated debentures in connection with the sale of trust preferred securities (TPS) from 2002 through 2007 by special purpose business trusts formed by Banner and sold in private offerings to pooled investment vehicles. We invested substantially all of the proceeds from the issuance of these TPS as additional paid in capital at the Bank. In addition, Banner has acquired through acquisitions additional junior subordinated debentures. During 2020, we also issued and sold 5.0% fixed-to-floating subordinated notes due in 2030.

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

As our business grows and evolves, the demand for qualified candidates continues to grow. Meanwhile, the pool of experienced candidates continues to tighten across the financial services industry, making it increasingly challenging to compete for top candidates. To address this challenge, we have developed and continue to enhance a robust and comprehensive company-wide talent management program. The program spans from talent acquisition and selection to performance coaching, career development and retention of our top talent and ultimately to succession planning, always with a focus on diversity, equity and inclusion.

Diversity, Equity and Inclusion (DEI). Our commitment to diversity starts with our Board of Directors, which oversees our culture and holds management accountable to build and maintain a diverse and inclusive environment. Our Board, through its Compensation and Human Capital Committee and in partnership with the Bank’s executive team, including its Chief Human Resources and Diversity Officer, oversees our human capital management strategies, programs and practices, including our diversity and inclusion initiatives; oversees our establishment, maintenance and administration of appropriately designed compensation programs and plans; and reviews our employee engagement and exit survey trends.

Our cross-functional, employee-led DEI council provides leadership and serves as a catalyst for inclusion and diversity initiatives across our organization. The DEI council is intended to help develop effective strategies to encourage diversity, equity and inclusion in our workplace as well as to attract, develop and retain diverse talent. Additionally, our CEO, Mark Grescovich, has signed the CEO Action for Diversity & Inclusion Pledge to demonstrate our commitment to fostering a diverse and inclusive workplace. With this commitment, among other things, we provide unconscious bias training to all of our employees to help them recognize their blind spots.

We aim to maintain a work environment where every employee is treated with dignity and respect, is free from discrimination and harassment and is allowed to devote their full attention and best efforts to performing their job to the best of their ability; we maintain a Respectful Workplace Policy in alignment with this commitment. Employing the best talent — including individuals who possess a broad range of experiences, backgrounds and skills — enables us to anticipate and meet the needs of our business and our clients. We have a strong team of colleagues who are collectively capable of professionally operating the business and fulfilling our vision. The following tables illustrate our employees’ gender and racial diversity by level as of December 31, 2022:

Employee Position Level	Female	Male
Individual Contributor	70%	30%
Manager	65%	35%
Director*	46%	54%
Executive	38%	62%
Total workforce	68%	32%
* Refers to director-level employees, not Board of Directors

Employee Position Level	Persons of Color	White
Individual Contributor	29%	71%
Manager	20%	80%
Director*	14%	86%
Executive	—%	100%
Total workforce	27%	73%
* Refers to director-level employees, not Board of Directors

Talent Acquisition and Attrition. The competition for qualified talent continues to increase and we have implemented a number of actions to support recruitment and retention. To cultivate and recruit hard-to-fill positions, we partner closely with several colleges and universities with well-known programs relevant to our business. In 2022, we formally launched a Flexible Workplace Program designed to support hiring talent from a more diverse group of candidates, improve the work experience for our employees, enhance retention and strengthen our leadership pipeline. Additionally, we remain highly focused on retention of female and diverse talent where competitive pressures continue to escalate. Our voluntary turnover rate in 2022 decreased to 21% as compared to 23% in 2021.

Our employment application and hiring processes do not solicit prior compensation information from candidates. This helps ensure our new hire compensation is based on individual qualifications and roles, rather than how a candidate may have been previously compensated. During 2022, we hired 571 employees. As of December 31, 2022, we had approximately 37% of our workforce working remotely with women representing 67% and people of color representing 19% of our remote employees.

Employee Engagement. We utilize anonymous employee surveys to seek valuable feedback on key initiatives and leverage the results to improve current programs as well as develop new programs. To drive employee engagement, we share the results with our employees. Additionally, senior leadership analyzes areas of progress or opportunities for improvement and prioritizes responsive actions and activities. We have in the past conducted a traditional employee engagement survey, but during the COVID-19 pandemic – particularly in the first year of the pandemic – we shifted our approach to use “pulse surveys,” which enable more frequent engagement with employees and allowed us to focus on discrete areas of employee well-being or other topics of particular interest. In 2022, we focused on employee well-being by adding a pulse survey to address employee burnout.

Total Rewards (Compensation and Benefits). We provide robust compensation and benefits programs to help meet the needs of our employees. These programs include, subject to eligibility policies, variable pay tied to performance for all employees, a 401(k) plan (including an employer match up to 4% of eligible earnings), healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family care resources, flexible work schedules, employee assistance programs and tuition assistance, among many others. We also grant long-term, stock-based incentive awards to a select group of senior leaders who we believe will play critical roles in the Company’s future.

Pay equity is a core tenet of our compensation philosophy and is central to our values. Banner began conducting periodic, rigorous pay equity studies in 2017 with the assistance of outside experts to examine groups of employees in similar roles, accounting for factors that appropriately explain differences in pay, such as job location and experience. We intend to continue our pay equity analysis on a periodic basis to support our ongoing commitment in this area.

We offer comprehensive health insurance coverage, including telehealth services, to employees working an average of 20 hours or more each week. Coverage is also available to eligible employees’ family members including domestic partners. In addition to our traditional health insurance coverage, we offer employees a suite of mental health-related programs and benefits, including text-based and telehealth services, a 24-hour nurse line and an employee assistance program. Additionally, we offer virtual physical therapy benefits, virtual support for hypertension and diabetes, and subsidized child, adult or senior care planning services.

At the beginning of 2022, we launched our parental leave program which provides eight weeks of leave for both birth and non-birth parents, as well as adoption or surrogacy. In addition to traditional sick leave of up to ten days per year, in 2022 we added (i) 12 weeks of short-term disability coverage, and (ii) a new paid company holiday – Juneteenth – a historically important day that aligns with our diversity and inclusion efforts. We also offer up to 16 paid hours that employees can take during the year to celebrate an individual day of significance, such as a religious holiday or a day of cultural significance, or for other personal reasons.

Health, Safety and Well-being. The success of our business is fundamentally connected to the well-being of our employees. We provide employees and their families with access to a variety of programs to support their physical and mental health. In 2022, we were pleased to add a wellness coach benefit (which can also be shared with up to five non-family members) that provides unlimited free one-on-one personal coaching in several different categories such as fitness, nutrition, life coaching, and financial coaching, as well as a range of tools to improve sleep quality.

Volunteerism. We strive to be a good corporate citizen by encouraging employees to be engaged in the communities where they live and work. To help remove roadblocks to volunteering, we offer Community Connections, a program that offers employees up to 16 hours of paid time off to volunteer at non-profit organizations of their choice. We also encourage employees to serve in leadership roles in these organizations as part of their professional development. We are proud to support many local community organizations through financial contributions and employee-driven volunteerism, including Junior Achievement, United Way and hundreds of other organizations.

Talent Development. We invest significant resources developing the talent needed to be an employer of choice. We deliver a variety of training opportunities, and our talent development programs provide employees with resources to help achieve their career goals, build management skills and lead their teams. To encourage advancement and growth within our organization, we provide information and guides to help individuals design their own career paths. With this strong focus on internal talent development, we filled 20% of all open positions with internal candidates in 2022. Internal mobility is a particular focus for our DEI council as part of our strategy to increase diverse representation at more senior levels of the organization.

We require all employees to complete a wide range of online training courses on an annual basis, including job-specific courses as well as general courses covering regulatory compliance, cybersecurity, fraud prevention, workplace standards and ethics, among others. We also encourage employees to enroll in outside education programs to broaden their knowledge and enhance job performance. We provide tuition assistance for external education to help employees hone existing skills and acquire new competencies in areas that align with business goals.

Succession Planning. Because our Board of Directors recognizes the importance of succession planning for our CEO and other key executives, the Board is actively involved in monitoring our efforts surrounding this initiative. The Board annually reviews our succession plans for senior leadership roles, with the goal of ensuring we will continue to have the right leadership talent in place to execute the organization’s long-term strategic plans. Through its Compensation and Human Capital Committee, our Board of Directors provides oversight of our talent development and succession planning for senior leadership roles, including reviewing the metrics we track on the gender and ethnic diversity of high-potential employees.

Human Capital Metrics. We capture critical metrics regarding human capital management and report them to the Compensation and Human Capital Committee of the Board of Directors on a quarterly basis. The Human Capital Management Dashboard includes a mixture of trending and point-in-time metrics designed to provide information and analysis of workforce demographics; talent acquisition; workforce stability (retention, turnover, etc.); employee engagement; learning and development; and total rewards. As of December 31, 2022, we employed 1,977 full- and part-time employees across our four-state footprint, which equates to 1,931 full-time equivalent employees (based on scheduled hours). Our employees are not represented by a collective bargaining agreement. As of December 31, 2022, 59% of our employees work in Washington State. We also have employees working in Oregon (19%), California (15%) and other states (7%). As of December 31, 2022, five generations of employees were represented in our workplace with Millennials being our largest generation (37%), followed by Gen Xers (35%), Boomers (20%) and Gen Zers (8%).

Incentive Compensation Risk Management. We strive to align incentives with the risk and performance frameworks of the Company. The Company’s “pay for performance” philosophy connects individual, operating unit and Company results to compensation, providing employees with opportunities to share in the Company’s overall growth and success. We develop, execute and govern all incentive compensation plans to discourage imprudent or excessive risk-taking and balance financial reward in a manner that supports our clients, employees and Company.

Taxation

Tax-Sharing Agreement

Banner files its federal and state income tax returns on a consolidated basis under a tax-sharing agreement between the Company and the Bank, including the Bank’s subsidiaries. Each company of the consolidated group has calculated a minimum income tax which would be required if the individual subsidiary were to file federal and state income tax returns as a separate entity.  Each subsidiary pays to the Company an amount equal to the estimated income tax due if it were to file as a separate entity.  The payment is made on or about the time the subsidiary would be required to make such tax payments to the United States Treasury or the applicable State Departments of Revenue.  In the event the computation of the subsidiary’s federal or state income tax liability, after taking into account any estimated tax payments made, would result in a refund if the subsidiary were filing income tax returns as a separate entity, then the Company pays to the subsidiary an amount equal to the hypothetical refund.  The Company is an agent for each subsidiary with respect to all matters related to the consolidated tax returns and refunds claims.  If Banner’s consolidated federal or state income tax liability is adjusted for any period, the liability of each party under the tax-sharing agreement is recomputed to give effect to such adjustments and any additional payments required as a result of the adjustments are made within a reasonable time after the corresponding additional tax payments are made or refunds are received.

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

Competition

We encounter significant competition both in attracting deposits and in originating loans.  Our most direct competition for deposits comes from other commercial and savings banks, savings associations and credit unions with offices in our market areas.  We also experience competition from securities firms, insurance companies, money market and mutual funds, and other investment vehicles.  We expect continued strong competition from such financial institutions and investment vehicles in the foreseeable future, including competition from on-line banking competitors and “FinTech” companies that rely on technology to provide financial services.  Our ability to attract and retain deposits depends on our ability to provide transaction services and investment opportunities that satisfy the requirements of depositors.  We compete for deposits by offering a variety of accounts and financial services, including electronic banking capabilities, with competitive rates and terms, at convenient locations and business hours, and delivered with a high level of personal service and expertise.

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

Federal and state banking laws and regulations govern all areas of the operation of the Bank, including reserves, loans, investments, deposits, capital, issuance of securities, payment of dividends and establishment of branches.  Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice and in other circumstances.  The Federal Reserve and FDIC, as the respective primary federal regulators of Banner and of the Bank, have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices. The Consumer Financial Protection Bureau (CFPB) is an independent bureau within the Federal Reserve System. The CFPB is responsible for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements.

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

Banner Bank

State Regulation and Supervision:  As a Washington state-chartered commercial bank with branches in the States of Washington, Oregon, Idaho and California, the Bank is subject not only to the applicable provisions of Washington law and regulations, but is also subject to Oregon, Idaho and California law and regulations.  These state laws and regulations govern the Bank’s ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its clients and to establish branch offices.

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

Under the current rules, when the reserve ratio for the prior assessment period reaches, or is greater than 2.0% and less than 2.5%, assessment rates will range from two basis points to 28 basis points and when the reserve ratio for the prior assessment period is greater than 2.5%, assessment rates will range from one basis-point to 25 basis points (in each case subject to adjustments as described above for current rates).  No institution may pay a dividend if it is in default on its federal deposit insurance assessment. As of December 31, 2022, assessment rates ranged from three basis points to 30 basis points for all institutions, subject to adjustments for unsecured debt issued by the institution, unsecured debt issued by other FDIC-insured institutions, and brokered deposits held by the institution.
Extraordinary growth in insured deposits during the first and second quarters of 2020 caused the Deposit Insurance Fund (DIF) reserve ratio to decline below the statutory minimum of 1.35 percent as of June 30, 2020. In September 2020, the FDIC Board of Directors adopted a Restoration Plan to restore the reserve ratio to at least 1.35 percent within eight years, absent extraordinary circumstances, as required by the Federal Deposit Insurance Act. The Restoration Plan maintained the assessment rate schedules in place at the time and required the FDIC to update its analysis and projections for the DIF balance and reserve ratio at least semiannually.

In the semiannual update for the Restoration Plan in June 2022, the FDIC projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35 percent by September 30, 2028, the statutory deadline to restore the reserve ratio. Based on this update, the FDIC Board approved an Amended Restoration Plan, and concurrently proposed an increase in initial base deposit insurance assessment rate schedules uniformly by 2 basis points, applicable to all insured depository institutions.

In October 2022, the FDIC Board finalized the increase with an effective date of January 1, 2023, applicable to the first quarterly assessment period of 2023. The revised assessment rate schedules are intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum level of 1.35 percent by September 30, 2028.

The FDIC conducts examinations of and requires reporting by state non-member banks, such as the Bank. The FDIC also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the deposit insurance fund.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management is not aware of any existing circumstances which would result in termination of the deposit insurance of the Bank.

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

Capital Requirements: Bank holding companies, such as Banner, and federally insured financial institutions, such as the Bank, are required to maintain a minimum level of regulatory capital.

Banner and the Bank are subject to minimum required ratios for Common Equity Tier 1 (CET1) capital, Tier 1 capital, total capital and the leverage ratio and a required capital conservation buffer over the required capital ratios.

Under the capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total risk-based capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total consolidated assets) of 4.0%.  CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (AOCI) unless an institution elects to exclude AOCI from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for credit losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital.

Trust preferred securities issued by a bank holding company, such as the Company, with total consolidated assets of less than $15 billion before May 19, 2010, and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible to be treated as regulatory capital.  If an institution grows above $15 billion as a result of an acquisition, the trust preferred securities are excluded from Tier 1 capital and instead included in Tier 2 capital. Mortgage servicing assets and deferred tax assets over designated percentages of CET1 are deducted from capital.  In addition, Tier 1 capital includes AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities.  However, because of our asset size, we were eligible to elect, and did elect, to permanently opt out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.

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

Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the prior methodology and the amount required under CECL. Concurrent with enactment of the CARES Act, federal banking agencies issued an interim final rule that delayed the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provides banking organizations that implement CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The changes in the final rule apply only to those banking organizations that elect the CECL transition relief provided under the rule. Banner and the Bank elected this option.

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

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized.  Failure by the Bank to comply with applicable capital requirements would, if unremedied, result in progressively more severe restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator.  Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.  Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements. As of December 31, 2022, Banner and the Bank met the requirements to be “well capitalized” and the capital conservation buffer requirements.

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

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy.  As of December 31, 2022, the Bank’s aggregate recorded loan balances for construction, land development and land loans were 88% of total regulatory capital.  In addition, at December 31, 2022, the Bank’s loans secured by commercial real estate represent 268% of total regulatory capital.

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

Environmental Issues Associated With Real Estate Lending: The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) is a federal statute that generally imposes strict liability on all prior and present “owners and operators” of sites containing hazardous waste.  However, Congress acted to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site.  Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.  To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Federal Reserve System:  The Federal Reserve has the authority to establish reserve requirements on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  Interest-bearing checking accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a bank.  In response to COVID-19, the Federal Reserve reduced requirements to zero percent effective on March 26, 2020, to support lending to households and businesses. Currently, the Federal Reserve has stated it has no plans to re-impose reserve requirements. However, the Federal Reserve may adjust reserve requirement ratios in the future if conditions warrant.

Affiliate Transactions:  Banner and the Bank are separate and distinct legal entities. Banner (and any non-bank subsidiary of Banner) is an affiliate of the Bank. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates.  Transactions deemed to be a “covered transaction” under Section 23A of the Federal Reserve Act between a bank and an affiliate are limited to 10% of the bank’s capital and surplus and, with respect to all affiliates, to an aggregate of 20% of the bank’s capital and surplus.  Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts.  Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

Community Reinvestment Act:  The Bank is subject to the provisions of the Community Reinvestment Act of 1977 (CRA), which requires the appropriate federal banking regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods.  The regulatory agency’s assessment of the bank’s record is made available to the public.  Further, a bank’s CRA performance rating must be considered in connection with a bank’s application to, among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.  The Bank received an “outstanding” rating during its most recently completed CRA examination.

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

Privacy Standards and Cybersecurity: The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (GLBA) modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Federal banking agencies, including the FDIC, have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. These regulations require the Bank to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices. In addition, other state cybersecurity and data privacy laws and regulations may expose the Bank to risk and result in certain risk management costs.

The California Consumer Privacy Act of 2018 (the CCPA), which became effective on January 1, 2020, gives California residents the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of personal information, and the right not to be discriminated against for exercising these rights. The CCPA also created a private right of action with statutory damages for data security breaches, thereby increasing potential liability associated with a data breach, which has triggered a number of class actions against other companies since January 1, 2020. Although the Bank may enjoy several fairly broad exemptions from the CCPA’s privacy requirements, those exemptions do not extend to the private right of action for a data security breach. In November 2020, voters in the State of California approved the California Privacy Rights Act (CPRA), a ballot measure that amends and supplements the substantive requirements of the CCPA, as well as providing certain mechanisms for administration and enforcement of the statute by creating the California Privacy Protection Agency, a watchdog privacy agency. The CCPA, the CPRA as well as other similar state data privacy laws and regulations, may require the establishment by the Bank of certain regulatory compliance and risk management controls. Non-compliance with the CCPA, the CPRA or similar state privacy laws and regulations could lead to substantial regulatory imposed fines and penalties, damages from private causes of action and/or reputational harm.

In addition, Congress and federal regulatory agencies are considering similar laws or regulations that could create new individual privacy rights and impose increased obligations on companies handling personal data. On November 18, 2021, the federal banking agencies announced the issuance of a new rule, effective April 1, 2022, providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rule requires banking organizations to notify their primary federal regulator as soon as possible, and not later than 36 hours after, the discovery of a computer-security incident that rises to the level of a notification incident within the meaning attributed to those terms by the rule. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify any affected bank to which it provides services as soon as possible when it determines it has experienced a computer-security incident that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, covered services provided by that entity to the bank for four or more hours.

Anti-Money Laundering and Client Identification:  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) was signed into law on October 26, 2001.  The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of clients seeking to open new financial accounts, and the beneficial owners of accounts. Bank regulators are directed to consider an institution’s effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications.  The Bank’s policies and procedures are designed to comply with the requirements of the USA Patriot Act.

Other Consumer Protection Laws and Regulations:  The CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. The Bank and its affiliates and subsidiaries are subject to CFPB supervisory and enforcement authority.

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

Banner Corporation

General:  Banner, as sole shareholder of the Bank, is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, or the BHCA, and the regulations of the Federal Reserve.  We are required to file quarterly reports with the Federal Reserve and provide additional information as the Federal Reserve may require.  The Federal Reserve may examine us, and any of our subsidiaries, and charge us for the cost of the examination.  The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries).  In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.  Banner is also required to file certain reports with, and otherwise comply with the rules and regulations of the SEC.

The Bank Holding Company Act:  Under the BHCA, Banner is supervised by the Federal Reserve.  The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.  In addition, the Dodd-Frank Act provides that a bank holding company must serve as a source of financial strength to its subsidiary banks.  A bank holding company’s failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both.  No regulations have yet been proposed by the Federal Reserve to implement the source of strength provisions of the Dodd-Frank Act.  Banner and any subsidiaries that it may control are considered “affiliates” of the Bank within the meaning of the Federal Reserve Act, and transactions between the Bank and affiliates are subject to numerous restrictions.  With some exceptions, Banner and its subsidiaries are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by Banner or by its affiliates.

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

Federal Securities Laws:  Banner’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended.  We are subject to information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934 (the Exchange Act).

The Dodd-Frank Act: The Dodd-Frank Act imposes various restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions, and implements certain capital regulations applicable to Banner and the Bank that are discussed above under the section entitled “Capital Requirements.”

In addition, among other changes, the Dodd-Frank Act requires public companies, like Banner, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

The regulations to implement the provisions of Section 619 of the Dodd-Frank Act, commonly referred to as the Volcker Rule, contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. Banner is continuously reviewing its investment portfolio to determine if changes in its investment strategies are in compliance with the various provisions of the Volcker Rule regulations.

Interstate Banking and Branching:  The Federal Reserve must approve an application of a bank holding company to acquire control, or acquire all or substantially all of the assets, of a bank located in a state other than the holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state.  The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state.  Nor may the Federal Reserve approve an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch.  Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies.  Individual states may also waive the 30% state-wide concentration limit contained in the federal law.

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

Dividends:  The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses its view that although there are no specific regulations restricting dividend payments by bank holding companies other than state corporate laws, a bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company’s net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company’s capital needs, asset quality, and overall financial condition.  The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. The capital conversion buffer requirement can also restrict Banner’s and the Bank’s ability to pay dividends. Further, under Washington law, Banner is prohibited from paying a dividend if, after making such dividend payment, it would be unable to pay its debts as they become due in the usual course of business, or if its total liabilities, plus the amount that would be needed in the event Banner were to be dissolved at the time of the dividend payment, to satisfy preferential rights on dissolution of holders of preferred stock ranking senior in right of payment to the capital stock on which the applicable distribution is to be made, exceed our total assets.

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

Management Personnel
Executive Officers

The following table sets forth information with respect to the executive officers of Banner Corporation and Banner Bank as of December 31, 2022:

Name	Age	Position with Banner Corporation	Position with Banner Bank
Mark J. Grescovich	58	President, Chief Executive Officer, Director	President, Chief Executive Officer, Director
Janet M. Brown	55		Executive Vice President, Chief Information Officer
Peter J. Conner	57	Executive Vice President, Chief Financial Officer, Treasurer	Executive Vice President, Chief Financial Officer
James M. Costa	54		Executive Vice President, Chief Risk Officer
James P. Garcia	63		Executive Vice President, Chief Audit Executive
Kayleen R. Kohler	50		Executive Vice President, Human Resources, Chief Diversity Officer
Kenneth A. Larsen	53		Executive Vice President, Mortgage Banking
Sherrey Luetjen	51	Executive Vice President, General Counsel, Ethics Officer, Secretary	Executive Vice President, General Counsel, Secretary
James P. G. McLean	58		Executive Vice President, Commercial Real Estate Lending Division
Cynthia D. Purcell	65		Executive Vice President, Chief Strategy and Administration Officer
M. Kirk Quillin	60		Executive Vice President, Chief Commercial Executive
James T. Reed, Jr.	60		Executive Vice President, Commercial Banking
Jill M. Rice	57		Executive Vice President, Chief Credit Officer

Biographical Information

Set forth below is certain information regarding the executive officers of Banner Corporation and Banner Bank. There are no family relationships among or between the directors or executive officers.

Mark J. Grescovich is President and Chief Executive Officer, and a director, of Banner Corporation and Banner Bank. Mr. Grescovich joined Banner Bank in April 2010 and became Chief Executive Officer in August 2010 following an extensive banking career specializing in finance, credit administration and risk management. Under his leadership, Banner has grown from $4.7 billion in assets in 2010 to more than $15 billion through organic growth as well as selective acquisitions. During that time, Mr. Grescovich has guided the expansion of the Company’s footprint to over 135 locations in four states. Prior to joining the Bank, Mr. Grescovich was the Executive Vice President and Chief Corporate Banking Officer for Akron, Ohio-based FirstMerit Corporation and FirstMerit Bank N.A., a commercial bank with $14.5 billion in assets and over 200 branch offices in three states. He assumed responsibility for FirstMerit’s commercial and regional line of business in 2007, having served since 1994 in various commercial and corporate banking positions, including that of Chief Credit Officer. Prior to joining FirstMerit, Mr. Grescovich was a Managing Partner in corporate finance with Sequoia Financial Group, Inc. of Akron, Ohio and a commercial and corporate lending officer and credit analyst with Society National Bank of Cleveland, Ohio. He has a Bachelor of Business Administration degree in finance from Miami University and a Master of Business Administration degree, also in finance, from The University of Akron.

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

James M. Costa joined Banner Bank in October 2021 as Executive Vice President and Chief Risk Officer. He brings nearly 30 years of banking experience to his position. Prior to joining Banner, Mr. Costa served at Mann Lake Group in Minneapolis as the Chief Executive Officer and Founder from October 2020 where he provided advice to banks, trade associations and fintech firms on credit strategy, capital allocation, risk program design, regulatory relations, and compliance risk management. From 2013 through October 2020, he served as an executive officer of TCF Financial Corporation (TCF) in Wayzata, MN, including as Executive Vice President and Chief Risk Officer and Chief Credit Officer from August 2019, as Chief Risk Officer and Chief Credit Officer from January 2017, and as Chief Risk Officer since August 2013. TCF was a $49 billion regional bank holding company with operations in USA, Canada and Asia. Prior to that, Mr. Costa was Executive Vice President and Head of Credit Strategy for Wachovia in Charlotte, NC, and PNC Financial Corp. in Pittsburgh, PA. A U.S. Air Force veteran, Mr. Costa earned his bachelor’s degree from The Ohio State University and conducted his doctorate studies in Economics with the University of Minnesota. He is an active community volunteer with a local Habitat for Humanity and Humane Society, as well as with the University of Minnesota Center for Children’s Cancer Research. Mr. Costa is also an advisory board member for the Midsize Bank Coalition of America.

James P. Garcia is the Chief Audit Executive responsible for proactively identifying and mitigating risks as well as providing internal audit services in the areas of financial compliance, IT Governance, and operations. He has more than 40 years of experience in the financial services industry. Prior to joining the Company in 2017, Mr. Garcia served for 16 years at the Bank of Hawaii in Honolulu, HI, most recently as Executive Vice President and Chief Audit Executive, with prior positions as Vice President and Senior Audit Manager. Mr. Garcia also has 24 years of experience at Bank of America where he held several positions in consumer and commercial operations management and audit, including that of Audit Director. Mr. Garcia earned his bachelor’s degree in management from St. Mary’s College of California and is a graduate of the School of Mortgage Banking. He is a Certified Bank Auditor (CBA), holds a Certification in Risk Management Assurance (CRMA) and is a Certified Information Systems Auditor (CISA). Mr. Garcia is an active member in the Institute of Internal Audit, the Information Systems Audit and Control Association, and Mid-Sized Bank Coalition of America.

Kayleen R. Kohler joined Banner Bank in 2016 as Executive Vice President of Human Resources and, in January 2021, was also appointed as the Bank’s Chief Diversity Officer. Ms. Kohler’s focus is on driving organizational design priorities at Banner Bank including: leadership development, talent acquisition, workforce planning, employee relations, compensation, benefits, diversity initiatives, payroll, and safety. Prior to joining Banner, Ms. Kohler served 20 years in progressive human resource leadership roles for Plum Creek Timber Company, now Weyerhaeuser, in Seattle, WA. She holds bachelors’ degrees in Marketing as well as Business Management from Northwest Missouri State University and a master’s degree in Organizational Management from the University of Phoenix. Through continuing education, she maintains her certifications as a Senior Professional in Human Resources (SPHR) and a Society of Human Resources Management Senior Certified Professional (SHRM-SCP).

Kenneth A. Larsen joined Banner Bank in 2005 as the Real Estate Administration Manager and was promoted to Mortgage Banking Director in 2010. Mr. Larsen is responsible for Banner Bank’s mortgage banking activities from origination, administration, secondary marketing, through loan servicing. Mr. Larsen has had a 30-plus year career in mortgage banking, including holding positions in all facets of operations and management. A graduate of Eastern Washington University, he earned a Bachelor of Arts in Education with a degree in Social Science and earned certificates from the Pacific Coast Banking School and the School of Mortgage Banking. He is also a Certified Mortgage Banker, the highest designation recognized by the Mortgage Bankers Association. Mr. Larsen began his career at Action Mortgage/Sterling Savings, later moving to Peoples Bank of Lynden where he managed the mortgage banking operation. Mr. Larsen also served as the 90th President of the Seattle Mortgage Bankers Association. Formerly he was the Chairman of the Washington Mortgage Bankers Association and currently serves as a commissioner on the Washington State Housing Finance Commission. He was promoted to Executive Vice President in 2015.

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

James P.G. McLean joined Banner Bank in November 2010 and is Executive Vice President, Commercial Real Estate Lending, leading teams including the Multifamily Lending Group, Commercial Real Estate Specialty Unit, Affordable Housing and LIHTC Investments, Community Financial Corporation, Residential Construction and Income Property Divisions, as well as loan administration functions related to this division. Mr. McLean has more than 30 years of real estate finance experience. His experience includes roles at large national commercial banks and at regional and community banks, as well as 15 years in executive leadership roles and as a principal of a mid-sized regional commercial real estate development firm. Mr. McLean earned his bachelor’s degree from the University of Washington. His community volunteering is focused on organizations that serve local youth, including the Boy Scouts of America, Lake Washington School District and numerous coaching positions.

Cynthia D. Purcell is Banner Bank’s Executive Vice President and Chief Strategy and Administration Officer, having previously served as Banner Bank’s Executive Vice President of Retail Banking and Administration. Ms. Purcell is responsible for leading the execution of the Bank’s long-term corporate strategic objectives in addition to leading the community banking, residential lending, digital strategy and delivery channels as well as a number of operational and administrative functions for Banner Bank. She was formerly the Chief Financial Officer of Inland Empire Bank (now Banner Bank), which she joined in 1981. Over her banking career, Ms. Purcell has been deeply involved in advocating for the industry through leadership roles on various boards and committees including State Banking Associations and the American Bankers Association (ABA). She has also taught banking courses throughout her career, including the ABA Graduate School of Bank Investments and Financial Management, the Northwest Intermediate Banking School, and the Oregon Bankers Association Directors College.

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

James T. Reed, Jr. began his banking career in 1985 and joined Banner Bank in 1998. Since then he has held several leadership positions with progressive responsibilities within the Commercial Banking division. Today, as Executive Vice President, Commercial Banking, Mr. Reed leads the teams that focus on commercial banking relationship management, portfolio management, and business development. Mr. Reed earned his bachelor’s degree from the University of Washington and is a graduate of Pacific Coast Banking School. Mr. Reed’s community involvement includes serving on the Association of Washington Businesses Executive Board as well as having served on the University of Washington Bothell Advisory Board.

Jill M. Rice joined Banner Bank in 2002 as a Regional Credit Risk Manager, later promoted to Senior Credit Officer overseeing the commercial banking credit function in 2008, and promoted to Chief Credit Officer in 2020. In all, Ms. Rice has more than 30 years of credit-related experience, including time as a Senior Bank Examiner with the FDIC. Ms. Rice earned her bachelor’s degree from Western Washington University, is a graduate of the Pacific Coast Banking School, and has held the RMA Credit Risk Certification since 2009. For more than a decade, Ms. Rice’s community involvement includes having served on the board of directors for the Alzheimer’s Association Washington State Chapter, and volunteering with both the Snoqualmie Valley and Tahoma School Districts. Additionally, for more than a decade, she has engaged with LifeWire, a domestic violence prevention organization, including serving seven years on the board of directors, two of which she was the board president.

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

A deterioration in economic conditions in the markets we serve as a result of inflation, a recession, the effects of COVID-19 variants or other factors could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

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

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System, or the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could lead to inflation, deflation, or other economic phenomena that could adversely affect our financial performance. Inflation has risen sharply since the end of 2021 and throughout 2022 at levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated throughout 2023. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business clients to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition. Virtually all of our assets and liabilities are monetary in nature. As a result, interest rates tend to have a more significant impact on our performance than general levels of inflation or deflation. Interest rates do not necessarily move in the same direction or by the same magnitude as the prices of goods and services.

The economic impact of the COVID-19 pandemic could continue to affect our financial condition and results of operations.

The COVID-19 pandemic has adversely impacted the global and national economy and certain industries and geographies in which our clients operate. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on the business of the Company, its clients, employees and third-party service providers. The extent of such impact will depend on future developments, which are highly uncertain. Additionally, the responses of various governmental and nongovernmental authorities and consumers to the pandemic may have material long-term effects on the Company and its clients which are difficult to quantify in the near-term or long-term.

We could be subject to a number of risks as the result of the COVID-19 pandemic, any of which could have a material, adverse effect on our business, financial condition, liquidity, results of operations, ability to execute our growth strategy, and ability to pay dividends. These risks include, but are not limited to, changes in demand for our products and services; increased credit losses or other impairments in our loan portfolios and increases in our allowance for credit losses; a decline in collateral for our loans, especially real estate; unanticipated unavailability of employees; increased cyber security risks as employees work remotely; a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could necessitate a valuation allowance against our current outstanding deferred tax assets; a triggering event leading to impairment testing on our goodwill or core deposit and customer relationships intangibles, which could result in an impairment charge; and increased costs as the Company and our regulators, customers and vendors adapt to evolving pandemic conditions.

Risks Related to Credit and Lending

Our loan portfolio includes loans with a higher risk of loss.

In addition to our first-lien one- to four-family residential real estate lending, we originate construction and land loans, commercial and multifamily mortgage loans, commercial business loans, agricultural mortgage loans and agricultural loans, and consumer loans, primarily within our market areas, which generally involve a higher risk of loss than first-lien one- to four-family residential real estate lending.  We had $8.97 billion outstanding in these types of higher risk loans, excluding SBA PPP loans, at December 31, 2022, compared to $8.29 billion at December 31, 2021, which typically present different risks to us than our first-lien one- to four-family residential real estate for a number of reasons, including the following:

•Construction and Land Loans. At December 31, 2022, construction and land loans were $1.49 billion, or 15% of our total loan portfolio.  This type of lending is subject to the inherent difficulties in estimating both a property’s value at completion of a project and the estimated cost (including interest) of the project.  Because of the uncertainties inherent in estimating construction costs, as well as the market value of a completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project’s loan-to-value ratio. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to ensure completion of the project. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Disagreements between borrowers and builders and the failure of builders to pay subcontractors may also jeopardize projects.  This type of lending also typically involves higher loan principal amounts and may be concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Many of the builders we deal with have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. In addition, during the term of some of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly depleting the interest reserves prior to completion and/or increasing the end-purchaser’s borrowing costs, thereby possibly reducing the homeowner’s ability to finance the home upon completion or the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of managing problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Loans on land under development or held for future construction also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  These risks can be significantly impacted by supply and demand.  As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to independently repay principal and interest.

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

As a result of the increasing real estate values in certain of our market areas, this category of lending has increased. Our investment in construction and land loans increased by $177.2 million or 14% in 2022. At December 31, 2022, non-performing construction and land loans totaled $181,000, or 1% of total non-performing loans.

•Commercial and Multifamily Real Estate Loans. At December 31, 2022, commercial and multifamily real estate loans were $4.28 billion, or 42% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Repayment of these loans typically is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity which may require the borrower to either sell or refinance the underlying property in order to make the balloon payment, thus increasing the risk of default or non-payment. If we foreclose on a commercial or multifamily real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential loans because there are fewer potential purchasers of the collateral. At December 31, 2022, non-performing commercial and multifamily real estate loans totaled $3.7 million, or 16% of total non-performing loans.

•Commercial Business Loans.  At December 31, 2022, commercial business loans were $2.23 billion, or 22% of our total loan portfolio. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  A borrower’s cash flow may prove to be unpredictable, and collateral securing these loans may fluctuate in value.  Most often, this collateral includes accounts receivable, inventory, equipment or real estate.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its clients.  Other collateral securing loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business.  At December 31, 2022, non-performing commercial business loans totaled $9.9 million, or 43% of total non-performing loans.

•Agricultural Loans.  At December 31, 2022, agricultural loans were $295.1 million, or 3% of our total loan portfolio.  Repayment of agricultural loans is dependent upon the successful operation of the business and is subject to many factors outside the control of either us or the borrowers. These factors include adverse weather conditions that prevent the planting of a crops or limit crop yields (such as hail, drought and floods), loss of crops or livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies, tariffs and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. Consequently, agricultural loans may involve a greater degree of risk than other types of loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment (some of which is highly specialized with a limited or no market for resale), or assets such as livestock or crops. In such cases, any repossessed collateral for a defaulted agricultural operating loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation or because the assessed value of the collateral exceeds the eventual realization value. At December 31, 2022, non-performing agricultural loans totaled $594,000, or 3% of total non-performing loans.

•Consumer Loans.  At December 31, 2022, consumer loans were $680.9 million, or 7% of our total loan portfolio.  Home equity lines of credit, which represented 83% of our total consumer loan portfolio at December 31, 2022, generally entail greater risk than one- to four-family residential mortgage loans where we are in the first lien position. For home equity lines secured by a second mortgage, it is less likely that we will be successful in recovering all of our loan proceeds in the event of default as the value of the property must be sufficient to cover the repayment of the first mortgage loan, as well as the costs associated with foreclosure, before the balance on the second mortgage loan is repaid. In the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on these consumer loans. Loans that we purchased, or indirectly originated, may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as us, and a borrower may be able to assert against the assignee claims and defenses that it has against the seller of the underlying collateral. At December 31, 2022, non-performing consumer loans totaled $2.4 million, or 10% of total non-performing loans.

Our business may be adversely affected by credit risk associated with residential property and declining property values.

At December 31, 2022, first-lien one- to four-family residential loans were $1.17 billion or 12% of our total loan portfolio. Our first-lien one- to four-family residential loans are primarily made based on the repayment ability of the borrower and the collateral securing these loans. Foreclosure on the loans requires the value of the property to be sufficient to cover the repayment of the loan, as well as the costs associated with foreclosure.

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

Our allowance for credit losses may not be sufficient to absorb losses in our loan portfolio, which would cause our results of operations, liquidity and financial condition to be adversely affected.

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
•the duration of the loan;
•the character and creditworthiness of a particular borrower; and
•changes in economic and industry conditions.

We maintain an allowance for credit losses, which is a reserve established through a provision for expected losses, which we believe is appropriate to provide for lifetime expected credit losses in our loan portfolio.  The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

•our collective loss reserve, for loans evaluated on a pool basis which have similar risk characteristics based on our life of loan historical default and loss experience, certain macroeconomic factors, reasonable and supportable forecasts, regulatory requirements, management’s expectations of future events and certain qualitative factors; and
•our individual loss reserve, based on our evaluation of individual loans that do not share similar risk characteristics and the present value of the expected future cash flows or the fair value of the underlying collateral.

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

As of December 31, 2021, we hold and service a portfolio of 94 loans originated under the SBA PPP with a balance of $7.9 million. The SBA PPP loans are subject to the provisions of the CARES Act and CAA 2021 and to complex and evolving rules and guidance issued by the SBA and other government agencies. Most of our SBA PPP borrowers have already qualified for forgiveness of their loan obligations, however, if an SBA PPP borrower fails to qualify for loan forgiveness, we face a heightened risk of holding these loans at unfavorable interest rates for an extended period of time. We could face additional risks in our administrative capabilities to service our SBA PPP loans, and risk with respect to the determination of loan forgiveness. In the event of a loss resulting from a default on an SBA PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced an SBA PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

Risks Related to Merger and Acquisition Strategy

We pursue a strategy of supplementing internal growth by acquiring other financial companies or their assets and liabilities that we believe will help us fulfill our strategic objectives and enhance our earnings. We may be adversely affected by risks associated with potential acquisitions.

As part of our general growth strategy, we periodically expand our business through acquisitions. Although our business strategy emphasizes organic expansion, we continue, from time to time in the ordinary course of business, to engage in preliminary discussions with potential acquisition targets. There can be no assurance that, in the future, we will successfully identify suitable acquisition candidates, complete acquisitions and successfully integrate acquired operations into our existing operations or expand into new markets. The consummation of any future acquisitions may dilute shareholder value or may have an adverse effect upon our operating results while the operations of the acquired business are being integrated into our operations. In addition, once integrated, acquired operations may not achieve levels of profitability comparable to those achieved by Banner’s existing operations, or otherwise perform as expected. Further, transaction-related expenses may adversely affect our earnings. These adverse effects on our earnings and results of operations may have a negative impact on the value of Banner’s stock. Acquiring banks, bank branches or businesses involves risks commonly associated with acquisitions, including:

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

Under GAAP, we are required to record loans acquired through acquisitions at fair value. Estimating the fair value of such loans requires management to make estimates based on available information and facts and circumstances as of the acquisition date. Actual performance could differ from management’s initial estimates. If these loans outperform our original fair value estimates, the difference between our original estimate and the actual performance of the loan (the “discount”) is accreted into net interest income. Thus, our net interest margins may initially increase due to the discount accretion. Absent changes in interest rates, we expect the yields on our loans to decline as our acquired loan portfolio pays down or matures and the discount decreases, and we could experience downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods and lower net interest rate margins and lower interest income in future periods.

We may incur impairment to goodwill.
In accordance with GAAP, we record assets acquired and liabilities assumed in a business combination at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. As a result, acquisitions typically result in recording goodwill. We perform a goodwill evaluation at least annually to test for goodwill impairment. Our test of goodwill for potential impairment is based on a qualitative assessment by management that takes into consideration macroeconomic conditions, industry and market conditions, cost or margin factors, financial performance and share price. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to record a non-cash charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such charge could have a material adverse effect on our results of operations.

Risks Related to Market and Interest Rate Changes

Our results of operations, liquidity and cash flows are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Since March 2022, in response to inflation, the Federal Open Market Committee (FOMC) of the Federal Reserve has increased the target range for the federal funds rate by 425 basis, including 125 basis points during the fourth calendar quarter of 2022, to a range of 4.25% to 4.50% as of December 31, 2022. As it seeks to control inflation without creating a recession, the FOMC has indicated further increases are to be expected during 2023. If the FOMC further increases the targeted federal funds rate, interest rates will likely continue to rise, which may negatively impact both the housing market, by reducing refinancing activity and new home purchases, and the U.S. economy.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially affected.
Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations or by reducing our margins and profitability. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yields on interest-earning assets catch up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely decrease our income.

A sustained increase in market interest rates could adversely affect our earnings. As is the case with many banks our emphasis on increasing core deposits has resulted in an increasing percentage of our deposit balances being comprised of deposit accounts bearing no or a relatively low rate of interest and having a shorter duration than our assets. At December 31, 2022, we had $531.6 million in certificates of deposit that mature within one year and $12.90 billion in non-interest-bearing, negotiable order of withdrawal (NOW) checking, savings and money market accounts. We may incur a higher cost of funds to retain these deposits in a rising interest rate environment. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.

In addition, a substantial amount of our loans have adjustable interest rates.  As a result, these loans may experience a higher rate of default in a rising interest rate environment.  Further, a significant portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust.  Approximately 64% of our loan portfolio was comprised of adjustable or floating-rate loans at December 31, 2022, and approximately $4.40 billion, or 68%, of those loans contained interest rate floors, below which the loans’ contractual interest rate may not adjust.  At December 31, 2022, the weighted average floor interest rate of these loans was 4.15%.  At that date, approximately $1.09 billion, or 25%, of these loans were at their floor interest rate.  The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates.  Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.

Changes in interest rates also affect the value of our interest-earning assets and in particular our securities portfolio. Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of AOCI, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.

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

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, lower market prices for securities and limited investor demand. Our available-for-sale debt securities in an unrealized loss position are evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. If a credit loss exists, an allowance for credit losses is recorded for the credit loss, resulting in a charge against earnings. As stated above, changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. There can be no assurance that the declines in market value will not result in expected credit losses, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

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

Additionally, actions by regulatory agencies or significant litigation against us may lead to penalties that materially affect us. These regulations, along with the current tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and/or otherwise adversely affect us and our profitability. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent registered public accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes. We cannot predict what restrictions may be imposed upon us with future legislation.

Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and results of operations.

The effects of climate change continue to create an alarming level of concern for the state of the global environment. As a result, the global business community has increased its political and social awareness surrounding the issue, and the United States has entered into international agreements in an attempt to reduce global temperatures. Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. Similar and even more expansive initiatives are expected under the current administration, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it difficult, or even impossible, to predict how specifically climate change may impact our financial condition and results of operations; however, the physical effects of climate change may also directly impact us. Specifically, unpredictable and more frequent weather disasters may adversely impact the real property, and/or the value of the real property, securing the loans in our portfolios. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted by climate change, natural disasters and related events, which could impact our financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact the communities in which we operate. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

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

Risks Related to Our Business and Industry Generally

We will be required to transition from the use of the London Interbank Offered Rate (LIBOR) in the future.

We have certain FHLB advances, loans, investment securities, subordinated debentures and trust preferred securities indexed to LIBOR to calculate the interest rate. ICE Benchmark Administration, the authorized and regulated administrator of LIBOR, ended publication of the one-week and two-month USD LIBOR tenors on December 31, 2021 and the remaining USD LIBOR tenors will end publication in June 2023. Financial services regulators and industry groups have collaborated to develop alternate reference rate indices or reference rates. The transition to a new reference rate requires changes to contracts, risk and pricing models, valuation tools, systems, product design and hedging strategies. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate, or SOFR). Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on our loans, and our investment securities, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities. The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers or our existing borrowings may result in our incurring significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with clients and creditors over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations.

Ineffective liquidity management could adversely affect our financial results and condition.

Effective liquidity management is essential to our business. We require sufficient liquidity to meet client loan requests, client deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. An inability to raise funds through deposits, borrowings, the sale of loans or investment securities and other sources could have a substantial negative effect on our liquidity. We rely on client deposits and at times, borrowings from the FHLB of Des Moines and certain other wholesale funding sources to fund our operations. Deposit flows and the prepayment of loans and mortgage-related securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and the competition for deposits and loans in the markets we serve. Further, changes to the FHLB of Des Moines’s underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and could therefore have a significant adverse impact on our liquidity. Historically, we have been able to replace maturing deposits and borrowings if desired; however, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB of Des Moines, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. Additional factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our deposits and loans are concentrated, negative operating results, or adverse regulatory action against us. Any decline in available funding in amounts adequate to finance our activities or on terms which are acceptable could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations.

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

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from clients, regulators, investors, and other stakeholders related to their environmental, social and governance (ESG) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions, human rights, and corporate governance. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

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

We are an entity separate and distinct from our principal subsidiary, the Bank, and derive substantially all of our revenue at the holding company level in the form of dividends from that subsidiary. Accordingly, we are, and will be, dependent upon dividends from the Bank to pay the principal of and interest on our indebtedness, to satisfy our other cash needs and to pay dividends on our common stock. The Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event the Bank is unable to pay dividends to us, we may not be able to pay dividends on our common stock at the same rate or at all. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Our articles of incorporation contain a provision which could limit the voting rights of a holder of our common stock.

Our charter provides that any person or group who acquires beneficial ownership of our common stock in excess of 10% of the outstanding shares may not vote the excess shares. Accordingly, if you acquire beneficial ownership of more than 10% of the outstanding shares of our common stock, your voting rights with respect to our common stock will not be commensurate with your economic interest in our company.

Anti-takeover provisions could negatively affect our shareholders.

Provisions in our articles of incorporation and bylaws, the corporate laws of the state of Washington and federal laws and regulations could delay or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise negatively affect the market value of our stock. These provisions, among others, include: restrictions on voting shares of our common stock beneficially owned in excess of 10% of total shares outstanding; and advance notice requirements for nominations for election to our Board of Directors and for proposing matters that shareholders may act on at shareholder meetings. In addition, although we are in the process of transitioning from staggered three-year terms for directors to a declassified board structure in which each director will be elected for a one-year term, this transition is not complete. The partial staggered terms structure will continue to serve as a relevant anti-takeover provision until the transition to a declassified board structure. Our articles of incorporation also authorize our Board of Directors to issue preferred or other stock, and preferred or other stock could be issued as a defensive measure in response to a takeover proposal. In addition, because we are a bank holding company, the ability of a third party to acquire us is limited by applicable banking laws and regulations. The Bank Holding Company Act requires any bank holding company to obtain the approval of the Federal Reserve before acquiring 5% or more of any class of our voting securities. Any entity that is a holder of 25% or more of any class of our voting securities, or in some circumstances a holder of a lesser percentage, is subject to regulation as a bank holding company under the Bank Holding Company Act. Under the Change in Bank Control Act of 1978, as amended, any person (or persons acting in concert), other than a bank holding company, is required to notify the Federal Reserve before acquiring 10% or more of any class of our voting securities.

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

Banner maintains its administrative offices and main branch office, which is owned by us, in Walla Walla, Washington.  In total, as of December 31, 2022, we have 137 branch offices located in Washington, Oregon, California, and Idaho.  Geographically we have 66 branches located in Washington, 32 in Oregon, 30 in California and 9 in Idaho.  Of these branch locations, approximately two thirds are owned and one third are leased facilities.  In addition to the branch locations, we also have 18 loan production offices, ten of which are located in Washington, three in California, two in both Oregon and Idaho, and one in Utah.  All but one loan production offices are leased facilities. The lease terms for our branch and loan production offices are not individually material.  Lease expirations range from 3 months to 17 years.  Administrative support offices are primarily in Washington, where we have eight facilities, of which we own three and lease five.  Additionally, we have one leased administrative support offices in Idaho and three administrative support offices located in Oregon, two owned and one leased.  In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

Item 3 – Legal Proceedings

In the normal course of our business, we have various legal proceedings and other contingent matters pending. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. Furthermore, in some matters, it is difficult to assess potential exposure because the legal proceeding is still in the pretrial stage. These claims and counter claims typically arise during the course of collection efforts on problem loans or with respect to actions to enforce liens on properties in which we hold a security interest, although we also are subject to claims related to employment matters. Claims related to employment matters may include, but are not limited to: claims by our employees of discrimination, harassment, violations of wage and hour requirements, or violations of other federal, state, or local laws and claims of misconduct or negligence on the part of our employees. Some or all of these claims may lead to litigation, including class action litigation, and these matters may cause us to incur negative publicity with respect to alleged claims. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operation for any period. At December 31, 2022, we had accrued $14.8 million related to these legal proceedings. The ultimate outcome of these legal proceedings could be more or less than what we have accrued. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, operations or cash flows, except as set forth below.

A class and collective action lawsuit, Bolding et al. v. Banner Bank, US Dist. Ct., WD WA., was filed against Banner Bank on April 17, 2017. The plaintiffs are former and/or current mortgage loan officers of AmericanWest Bank and/or Banner Bank, who allege that the employer bank failed to pay all required regular and overtime wages that were due pursuant to the Fair Labor Standards Act (FLSA) and related laws of the state respective to each individual plaintiff. The plaintiffs seek regular and overtime wages, plus certain penalty amounts and legal fees. On December 15, 2017, the Court granted the plaintiffs’ motion for conditional certification of a class with regard to the FLSA claims; following notice given to approximately 160 potential class members, 33 persons elected to “opt-in” as plaintiffs in the class. On October 10, 2018, the Court granted plaintiffs’ motion for certification of a different class of approximately 200 members, with regard to state law claims. Significant pre-trial motions were filed by both parties, including various motions by Banner Bank seeking to dismiss and/or limit the class claims. The Court granted in part and denied in part Banner Bank’s motions and has ultimately allowed the case to proceed. The Court ruled on the last of the pre-trial motions on September 13, 2021, increasing the likelihood of trial or settlement. The parties participated in a mediation in December 2022; a stay of proceedings is in place until March 6, 2023, to allow the parties’ continuing settlement efforts. If the parties do not reach a settlement, a trial for this case will be scheduled and will be bifurcated between a liability phase and a damages phase. If the case goes to trial and the Bank is unsuccessful in defending the claims, damages could exceed the amount the Company has accrued as a litigation contingency reserve for this case. The Bank has raised substantial defenses to this lawsuit and will continue to defend this case vigorously. The ultimate outcome is unknown at this time.

Item 4 – Mine Safety Disclosures

Not applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our voting common stock is principally traded on the NASDAQ Global Select Market under the symbol “BANR.”  Shareholders of record as of December 31, 2022 totaled 1,856 based upon securities position listings furnished to us by our transfer agent.  This total does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.

Dividends

Banner has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors including required payments on our TPS. During 2022, we increased our regular quarterly dividend by 9% to $0.48 per share. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Dividends on common stock from Banner depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. Management’s projections show an expectation that cash dividends will continue for the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2022:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Remaining Shares that May be Purchased at Period End under the Board Authorization
October 1, 2022 - October 31, 2022	72	$59.36	—	1,512,510
November 1, 2022 - November 30, 2022	723	72.11	—	1,512,510
December 1, 2022 - December 31, 2022	58	62.26	—	1,512,510
Total for quarter	853	$70.36	—	1,512,510

(1)    Includes 853 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants in the fourth quarter of 2022.

On December 22, 2021, the Company announced that its Board of Directors had authorized the repurchase up to 1,712,510 shares of the Company’s common stock (which was equivalent to 5% of the Company’s common stock). This authorization expired in December of 2022.

There were no shares tendered in connection with option exercises during the years ended December 31, 2022 and 2021, respectively. Restricted shares canceled to pay withholding taxes totaled 55,228 and 59,730 during the years ended December 31, 2022 and 2021, respectively.

Equity Compensation Plan Information

The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this Form 10-K is incorporated herein by reference.

Performance Graph

The following graph compares the cumulative total shareholder return on Banner common stock with the cumulative total return on the NASDAQ (U.S. Stock) Index, a peer group of the KBW Regional Bank Index and the S&P 500.  Total return assumes the reinvestment of all dividends.

Total Return Performance
250
200
150
100
50
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Year Ended
Banner Corporation
NASDAQ Composite
KBW Regional Bank Index
S&P 500

	Year Ended*
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Banner Corporation	100.00	100.05	109.07	95.40	128.09	137.28
NASDAQ Composite	100.00	97.16	132.81	192.47	235.15	158.65
KBW Regional Bank Index	100.00	82.51	102.20	93.33	127.53	118.71
S&P 500	100.00	95.62	125.72	148.85	191.58	156.88

*Assumes $100 invested in Banner Corporation common stock and each index at the close of business on December 31, 2017 and that all dividends were reinvested.  Information for the graph was provided by Bloomberg LP, New York City, NY.

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

Executive Overview

Banner’s successful execution of its super community bank model and strategic initiatives has delivered solid core operating results and profitability over the last several years. The Company’s longer term strategic initiatives continue to focus on originating high quality assets and client acquisition, which we believe will continue to generate strong revenue while maintaining the Company’s moderate risk profile.
2022 Financial Highlights
•Revenues increased 6%, to $628.4 million, compared to $593.3 million for the prior year.
•Net income decreased to $195.4 million, or $5.67 per diluted share, compared to net income of $201.0 million, or $5.76 per diluted share for the prior year.
•Net interest income increased 11% to $553.2 million, compared to $496.9 million for the prior year.
•Net interest margin, on a tax equivalent basis, was 3.68% compared to 3.39% in the prior year.
•Non-interest income decreased to $75.3 million, compared to $96.4 million for the prior year.
•Non-interest expense decreased to $377.3 million, compared to $380.1 million for the prior year.
•Return on average assets was 1.18%, compared to 1.24% in the prior year.
•Efficiency ratio was 60.04%, compared to 64.06% in the prior year.
•Net loans receivable increased 12% to $10.01 billion at December 31, 2022, compared to $8.95 billion a year ago.
•Non-performing assets decreased to $23.4 million, or 0.15% of total assets, at December 31, 2022, compared to $23.7 million, or 0.14% of total assets, a year ago.
•The allowance for credit losses - loans was $141.5 million, or 1.39% of total loans receivable, at December 31, 2022, compared to $132.1 million, or 1.45% of total loans receivable a year ago.
•Core deposits (non-interest-bearing and interest-bearing transaction and savings accounts) decreased to $12.90 billion at December 31, 2022, compared to $13.49 billion a year ago. Core deposits represented 95% of total deposits at December 31, 2022.
•Cash dividends paid to shareholders were $1.76 per share, compared to $1.64 for the prior year.
•Common shareholders’ equity per share decreased to $42.59 at December 31, 2022, compared to $49.35 a year ago.

Selected Financial Data: The following condensed consolidated statements of financial condition and operations and selected performance ratios as of December 31, 2022, 2021, and 2020 and for the years then ended have been derived from our audited consolidated financial statements.

FINANCIAL CONDITION DATA:
	December 31
(In thousands)	2022	2021	2020
Total assets	$15,833,431	$16,804,872	$15,031,623
Cash and securities (1)	4,178,375	6,321,196	4,003,469
Loans receivable, net	10,005,259	8,952,664	9,703,703
Deposits	13,620,059	14,326,933	12,567,296
Borrowings	456,603	532,869	549,960
Total shareholders’ equity	1,456,432	1,690,327	1,666,264
Shares outstanding	34,194	34,253	35,159

OPERATING DATA:
	For the Year Ended December 31
(In thousands)	2022	2021	2020
Interest income	$572,569	$520,500	$519,146
Interest expense	19,390	23,609	37,845
Net interest income	553,179	496,891	481,301
Provision (recapture) for credit losses	10,364	(33,388)	67,875
Net interest income after provision (recapture) for credit losses	542,815	530,279	413,426
Deposit fees and other service charges	44,459	39,495	34,384
Mortgage banking operations revenue	10,834	33,948	51,083
Net change in valuation of financial instruments carried at fair value	807	4,616	(656)
All other non-interest income	19,155	18,357	13,805
Total non-interest income	75,255	96,416	98,616
Salary and employee benefits	242,266	244,351	245,400
All other non-interest expenses	135,029	135,750	124,189
Total non-interest expense	377,295	380,101	369,589
Income before provision for income tax expense	240,775	246,594	142,453
Provision for income tax expense	45,397	45,546	26,525
Net income	$195,378	$201,048	$115,928

PER COMMON SHARE DATA:
	At or For the Years Ended December 31
	2022	2021	2020
Net income:
Basic	$5.70	$5.81	$3.29
Diluted	5.67	5.76	3.26
Diluted adjusted earnings per share (8)	5.69	5.97	3.37
Common shareholders’ equity per share (2)	42.59	49.35	47.39
Common shareholders’ tangible equity per share (2)(8)	31.41	38.02	36.17
Cash dividends	1.76	1.64	1.23
Dividend payout ratio (basic)	30.88%	28.23%	37.39%
Dividend payout ratio (diluted)	31.04%	28.47%	37.73%

OTHER DATA:
	As of December 31
	2022	2021	2020
Full time equivalent employees	1,931	1,891	2,061
Number of branches	137	150	155

KEY FINANCIAL RATIOS:
	At or For the Years Ended December 31
	2022	2021	2020
Performance Ratios:
Return on average assets (3)	1.18%	1.24%	0.83%
Return on average common equity (4)	12.79	12.12	7.14
Average common equity to average assets	9.26	10.26	11.63
Net interest margin (tax equivalent) (5)	3.68	3.39	3.85
Non-interest income to average assets	0.46	0.60	0.71
Non-interest expense to average assets	2.29	2.35	2.65
Efficiency ratio (6)	60.04	64.06	63.73
Adjusted efficiency ratio (8)	57.99	60.22	60.76
Average interest-earning assets to funding liabilities	104.16	104.18	104.61
Loans to deposits ratio	74.92	64.08	80.48
Selected Financial Ratios:
Allowance for credit losses - loans as a percent of total loans at end of period	1.39	1.45	1.69
Net recoveries (charge-offs) as a percent of average outstanding loans during the period	0.01	(0.02)	(0.05)
Non-performing assets as a percent of total assets	0.15	0.14	0.24
Allowance for credit losses - loans as a percent of non-performing loans(7)	615.25	578.47	469.70
Common shareholders’ equity to total assets	9.20	10.06	11.09
Common shareholders’ tangible equity to tangible assets (8)	6.95	7.93	8.69
Consolidated Capital Ratios:
Total capital to risk-weighted assets	14.04	14.71	14.73
Tier 1 capital to risk-weighted assets	12.13	12.74	12.56
Tier 1 capital to average leverage assets	9.45	8.76	9.50
Common equity tier I capital to risk-weighted assets	11.44	11.54	11.25

(1)Includes securities available-for-sale and held-to-maturity.
(2)Calculated using shares outstanding.
(3)Net income divided by average assets.
(4)Net income divided by average common equity.
(5)Net interest income as a percent of average interest-earning assets.
(6)Non-interest expenses divided by the total of net interest income and non-interest income.
(7)Non-performing loans consist of nonaccrual and 90 days past due loans still accruing interest.
(8)Represent non-GAAP financial measures.*

*Non-GAAP financial measures: To calculate the adjusted revenue, the diluted adjusted earnings per share and the adjusted efficiency ratio, we make adjustments to our GAAP revenues and expenses as reported on our Consolidated Statements of Operations, which results in non-GAAP financial measures. To calculate tangible equity per share and the ratio of tangible common shareholders’ equity to tangible assets, we make adjustments to our GAAP assets and shareholders’ equity as reported on our Consolidated Statements of Financial Condition, which results in non-GAAP financial measures. Management has presented non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations and to facilitate the comparison of our performance with the performance of our peers. However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures. For a reconciliation of these non-GAAP financial measures, see the tables below. Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (dollars in thousands, except share and per share data):

	For the Years Ended December 31
	2022	2021	2020
ADJUSTED REVENUE:
Net interest income (GAAP)	$553,179	$496,891	$481,301
Non-interest income (GAAP)	75,255	96,416	98,616
Total revenue (GAAP)	628,434	593,307	579,917
Exclude: Net loss (gain) on sale of securities	3,248	(482)	(1,012)
Net change in valuation of financial instruments carried at fair value	(807)	(4,616)	656
Gain on sale of branches, including related deposits	(7,804)	—	—
Adjusted Revenue (non-GAAP)	$623,071	$588,209	$579,561
ADJUSTED EARNINGS:
Net income (GAAP)	$195,378	$201,048	$115,928
Exclude: Net gain on sale of securities	3,248	(482)	(1,012)
Net change in valuation of financial instruments carried at fair value	(807)	(4,616)	656
Merger and acquisition-related costs	—	660	2,062
COVID-19 expenses	—	436	3,502
Gain on sale of branches, including related deposits	(7,804)	—	—
Banner Forward expenses	5,293	11,604	—
Loss on extinguishment of debt	793	2,284	—
Related tax benefit	(174)	(2,373)	(1,239)
Total adjusted earnings (non-GAAP)	$195,927	$208,561	$119,897
Diluted earnings per share (GAAP)	$5.67	$5.76	$3.26
Diluted adjusted earnings per share (non-GAAP)	$5.69	$5.97	$3.37

	December 31
ADJUSTED EFFICIENCY RATIO:	2022	2021	2020
Non-interest expense (GAAP)	$377,295	$380,101	$369,589
Exclude: Merger and acquisition-related costs	—	(660)	(2,062)
COVID-19 expenses	—	(436)	(3,502)
Banner Forward expenses	(5,293)	(11,604)	—
CDI amortization	(5,279)	(6,571)	(7,732)
State/municipal tax expense	(4,693)	(4,343)	(4,355)
REO operations	104	22	190
Loss on extinguishment of debt	(793)	(2,284)	—
Adjusted non-interest expense (non-GAAP)	$361,341	$354,225	$352,128

Net interest income (GAAP)	$553,179	$496,891	$481,301
Non-interest income (GAAP)	75,255	96,416	98,616
Total revenue (GAAP)	628,434	593,307	579,917
Exclude: Net loss (gain) on sale of securities	3,248	(482)	(1,012)
Net change in valuation of financial instruments carried at fair value	(807)	(4,616)	656
Gain on sale of branches, including related deposits	(7,804)	—	—
Adjusted revenue (non-GAAP)	$623,071	$588,209	$579,561

Efficiency ratio (GAAP)	60.04%	64.06%	63.73%
Adjusted efficiency ratio (non-GAAP)	57.99%	60.22%	60.76%

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

	December 31
	2022	2021	2020
Shareholders’ equity (GAAP)	$1,456,432	$1,690,327	$1,666,264
Exclude goodwill and other intangible assets, net	382,561	387,976	394,547
Common shareholders’ tangible equity (non-GAAP)	$1,073,871	$1,302,351	$1,271,717
Total assets (GAAP)	$15,833,431	$16,804,872	$15,031,623
Exclude goodwill and other intangible assets, net	382,561	387,976	394,547
Total tangible assets (non-GAAP)	$15,450,870	$16,416,896	$14,637,076
Common shareholders’ equity to total assets (GAAP)	9.20%	10.06%	11.09%
Common shareholders’ tangible equity to tangible assets (non-GAAP)	6.95%	7.93%	8.69%
Common shares outstanding	34,194,018	34,252,632	35,159,200
Common shareholders’ equity (book value) per share (GAAP)	$42.59	$49.35	$47.39
Common shareholders’ tangible equity (tangible book value) per share (non-GAAP)	$31.41	$38.02	$36.17

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgements that affect amounts reported in the consolidated financial statements. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Management believes the following estimates require difficult, subjective or complex judgments and, therefore, management considers the following to be critical accounting estimates.

Allowance for Credit Losses: The allowance for credit losses reflects management's evaluation of our loans and their estimated loss potential, as well as the risk inherent in various components of the portfolio. There is significant judgment and assumptions applied in estimating the allowance for credit losses. These judgements, assumptions and estimates are susceptible to significant changes based on the current environment. Among the material estimates required to establish the allowance for credit losses are a reasonable and supportable forecast; a reasonable and supportable forecast period and the reversion period; value of collateral; strength of guarantors; the amount and timing of future cash flows for loans individually evaluated; and determination of the qualitative loss factors.

Management estimates the allowance for credit losses using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is maintained at a level sufficient to provide for expected credit losses over the life of the asset based on evaluating historical credit loss experience and making adjustments to historical loss information for differences in the specific risk characteristics in the current portfolio. These factors include, among others, changes in the size and composition of the portfolio, differences in underwriting standards, delinquency rates, actual loss experience and current economic conditions.

Management considers various economic scenarios and forecasts to arrive at the estimate that most reflects management’s expectations of future conditions. The selection of a more optimistic or pessimistic economic forecast would result in a lower or higher allowance for credit losses. The use of a protracted slump economic forecast would have increased the allowance for credit losses - loans by approximately 28% as of December 31, 2022, where the use of a stronger near-term growth economic forecast would result in a negligible decrease in the allowance for credit losses - loans as of December 31, 2022.

Management uses a scale to assign qualitative and environmental (QE) factor adjustments based on the level of estimated impact which requires a significant amount of judgment. Some QE factors impact all loan segments equally while others may impact some loan segments more or less than others. If management’s judgment were different for a QE factor that impacts all loan segments equally, a five basis-point change in this QE factor would increase or decrease the allowance for credit losses by 3.7% as of December 31, 2022.

Fair Value Accounting and Measurement: We use fair value measurements to record fair value adjustments to certain financial assets and liabilities. A hierarchical disclosure framework associated with the level of pricing observability is utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Determining the fair value of financial instruments with unobservable inputs requires a significant amount of judgment. This includes the discount rate used to fair value our trust preferred securities and junior subordinated debentures. A 25 basis-point increase or decrease in the discount rate used to calculate the fair value of our trust preferred securities would result in a $643,000 decrease or increase in the reported fair value as of December 31, 2022, with an offsetting adjustment to our non-interest income. A 25 basis-point increase or decrease in the discount rate used to calculate the fair value of our junior subordinated debentures would result in a $1.6 million decrease or increase in the reported fair value as of December 31, 2022, with an offsetting adjustment to our accumulated other comprehensive income.

Goodwill: An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment involves judgment by management on determining whether there have been any triggering events that have occurred which would indicate potential impairment. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. Various valuation methodologies are considered when estimating the reporting unit’s fair value. The specific factors used in these various valuation methodologies that require judgment include the selection of comparable market transactions, discount rates, earnings capitalization rates and the future projected earnings of the reporting unit. Changes in these assumptions could result in changes to the estimated fair value of the reporting unit. The Company completed an assessment of qualitative factors as of December 31, 2022, and concluded that no further analysis was required as it is more likely than not that the fair value of the Bank, the reporting unit, exceeds the carrying value.

Income Taxes and Deferred Taxes:  The Company determines its deferred tax assets and liabilities based on the enacted tax rates that are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A 1% change in tax rates would result in a $7.3 million increase or decrease in our net deferred tax asset as of December 31, 2022. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the tax authorities and newly enacted statutory, judicial and regulatory guidance that could impact the relative merits of tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. The evaluation pertaining to the tax expense and related deferred tax asset and liability balances involves a high degree of judgment and subjectivity around the measurement and resolution of these matters. This includes an evaluation of our ability to use our net operating loss carryforwards. The ultimate realization of the deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible.

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

Comparison of Financial Condition at December 31, 2022 and 2021

General. Total assets decreased to $15.83 billion at December 31, 2022, compared to $16.80 billion at December 31, 2021.  The decrease in assets in 2022 was largely the result of a decrease in cash held and interest-bearing deposits, partially offset by loan growth.

Total loans receivable (gross loans less deferred fees and discounts and excluding loans held for sale) increased $1.06 billion, or 12%, to $10.15 billion at December 31, 2022, from $9.08 billion at December 31, 2021.  The increase in total loans receivable primarily reflects increased one-to-four family residential, multifamily real estate, commercial business, construction, land and land development, and consumer loan balances, partially offset by decreased commercial real estate loan balances. Excluding SBA PPP loans, total loans receivable increased $1.19 billion during the year ended December 31, 2022.

Loans held for sale decreased to $56.9 million at December 31, 2022, compared to $96.5 million at December 31, 2021, principally as a result of a decrease in one- to four-family held for sale loan originations and the transfer of $54.0 million of multifamily held for sale loans to held for investment during the fourth quarter of 2022. Loans held for sale at December 31, 2022 included $49.5 million of multifamily loans and $7.4 million of one- to four-family loans, compared to $49.9 million of multifamily loans and $46.6 million of one- to four-family loans at December 31, 2021.

The aggregate of securities and interest-bearing deposits decreased $1.98 billion, or 32%, to $4.28 billion at December 31, 2022, compared to $6.26 billion a year earlier, primarily due to a decrease in interest-bearing deposits.  Securities decreased to $3.94 billion at December 31, 2022, from $4.19 billion at December 31, 2021, as the fair value of securities available-for-sale declined as a result of an increase in interest rates during 2022. Fair value adjustments for securities designated as available-for-sale reflected a decrease of $418.8 million for the year ended December 31, 2022, which was included net of the associated tax benefit as a component of other comprehensive income, and largely occurred as a result of increases in market interest rates during 2022. Securities which are designated as held-to-maturity increased by $596.7 million from the prior year-end balance. This increase was primarily due to the transfer of $462.2 million of securities from available for sale to held to maturity during the first quarter of 2022 to limit the impact that potential future interest rates changes would have on AOCI. The average effective duration of our securities portfolio was approximately 6.5 years at December 31, 2022, compared to 4.6 years at December 31, 2021.

Deposits decreased $706.9 million, or 5%, to $13.62 billion at December 31, 2022, from $14.33 billion at December 31, 2021. The decrease in deposits reflects the sale of four branches, which included the transfer of $178.2 million of related deposits, as well as an overall decline in market liquidity.  Core deposits were 95% of total deposits at December 31, 2022, compared to 94% of total deposits one year earlier. Non-interest-bearing deposits decreased by $208.2 million, or 3%, to $6.18 billion from $6.39 billion at December 31, 2021; interest-bearing transaction and savings accounts decreased by $383.6 million or 5%, to $6.72 billion at December 31, 2022 from $7.10 billion at December 31, 2021; and certificates of deposit decreased $115.1 million, or 14%, to $723.5 million at December 31, 2022 from $838.6 million at December 31, 2021.

We had $50.0 million of FHLB advances at both December 31, 2022 and December 31, 2021, as core deposits were a sufficient source of funding. Other borrowings, consisting of retail repurchase agreements primarily related to client cash management accounts, decreased $31.7 million to $232.8 million at December 31, 2022, compared to $264.5 million at December 31, 2021. Junior subordinated debentures totaled $74.9 million at December 31, 2022 compared to $119.8 million at December 31, 2021, as we redeemed $50.5 million of junior subordinated debentures during the first quarter of 2022. Subordinated notes, net of issuance costs, were $98.9 million at December 31, 2022 compared to $98.6 million at December 31, 2021.

Total shareholders’ equity decreased $233.9 million, to $1.46 billion at December 31, 2022, compared to $1.69 billion at December 31, 2021. The decrease in shareholders’ equity is primarily due to the $363.0 million decrease in AOCI, primarily due to an increase in the unrealized loss and related decrease in the fair value of securities available-for-sale, net of tax, as a result of an increase in interest rates during 2022, the accrual of $60.9 million of cash dividends to common shareholders, and the repurchase of 200,000 shares of common stock at a total cost of $11.0 million, partially offset by the $195.4 million of year-to-date net income. Common shareholder’s equity to total assets was 9.20% and 10.06% at December 31, 2022 and 2021, respectively. Tangible common shareholders’ equity (a non-GAAP financial measure), which excludes goodwill and other intangible assets was $1.07 billion, or 6.95% of tangible assets at December 31, 2022, compared to $1.30 billion, or 7.93% at December 31, 2021. The decrease in tangible common shareholders’ equity as a percentage of tangible assets was primarily due to the previously mentioned decrease in AOCI. The Company’s book value per share was $42.59 at December 31, 2022, compared to $49.35 per share a year ago, and its tangible book value per share (a non-GAAP financial measure) was $31.41 at December 31, 2022, compared to $38.02 per share a year ago. See, “Executive Overview” above for a reconciliation of these non-GAAP financial measures.

Investments.  At December 31, 2022, our consolidated investment securities portfolio totaled $3.94 billion and consisted principally of mortgage-backed and mortgage-related securities and municipal bonds and to a lesser extent U.S. Government and agency obligations, corporate debt obligations, and asset-backed securities.  Our investment levels may be increased or decreased depending upon management’s projections as to the demand for funds to be used in our loan origination, deposit and other activities and upon yields available on investment alternatives.  During the year ended December 31, 2022, our aggregate investment in securities decreased $251.6 million primarily due to a decrease in the fair value of securities available-for-sale as a result of an increase in interest rates during 2022. Holdings of mortgage-backed securities decreased $151.7 million and U.S. Government and agency obligations decreased $146.2 million, while municipal bonds increased $35.2 million, corporate debt obligations increased $8.1 million and asset-backed securities increased $5.1 million.

U.S. Government and Agency Obligations:  Our portfolio of U.S. Government and agency obligations had a carrying value of $55.4 million (with an amortized cost of $56.7 million) at December 31, 2022, a weighted average contractual maturity of 10.3 years and a weighted average coupon rate of 4.84%.  Many of the U.S. Government and agency obligations we own include call features which allow the issuing agency the right to call the securities at various dates prior to the final maturity.

Mortgage-Backed Obligations:  At December 31, 2022, our mortgage-backed and mortgage-related securities had a carrying value of $2.75 billion ($3.12 billion at amortized cost, with a net fair value adjustment of $365.8 million).  The weighted average coupon rate of these securities was 2.62% and the weighted average contractual maturity was 24.9 years, although we receive principal payments on these securities each month resulting in a much shorter expected average life.  As of December 31, 2022, 98% of the mortgage-backed and mortgage-related securities pay interest at a fixed rate.

Municipal Bonds:  The carrying value of our tax-exempt bonds at December 31, 2022 was $653.1 million ($678.9 million at amortized cost), comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and, to a lesser extent, revenue bonds (i.e., backed by revenues from the specific project being financed) issued by cities and counties and various housing authorities, and hospital, school, water and sanitation districts.  We also had taxable bonds in our municipal bond portfolio, which at December 31, 2022 had a carrying value of $111.2 million ($125.6 million at amortized cost).  Many of our qualifying municipal bonds are not rated by a nationally recognized credit rating agency due to the smaller size of the total issuance and a portion of these bonds have been acquired through direct private placement by the issuers. We have not experienced any defaults or payment deferrals on our current portfolio of municipal bonds.  Our combined municipal bond portfolio is geographically diverse, with the majority within the states of Washington, Oregon, Texas and California. At December 31, 2022, our municipal bond portfolio, including taxable and tax-exempt, had a weighted average maturity of approximately 20.5 years and a weighted average coupon rate of 3.44%.

Corporate Bonds:  Our corporate bond portfolio had a carrying value of $153.5 million ($163.5 million at amortized cost, with a net fair value adjustment of $10.0 million) at December 31, 2022.  At December 31, 2022, the portfolio had a weighted average maturity of 9.9 years and a weighted average coupon rate of 4.30%.

Asset-Backed Securities:  At December 31, 2022, our asset-backed securities portfolio had a carrying value of $211.5 million (with an amortized cost of $222.5 million), and was comprised of collateralized loan obligations.  The weighted average coupon rate of these securities was 5.93% and the weighted average contractual maturity was 12.9 years. At December 31, 2022, 100% of these securities had adjustable interest rates tied to three-month LIBOR.

The following tables set forth certain information regarding carrying values and percentage of total carrying values of our portfolio of securities—trading and securities—available-for-sale, both carried at estimated fair market value, and securities—held-to-maturity, carried at amortized cost as of December 31, 2022, 2021 and 2020 (dollars in thousands):

Table 1: Securities

	December 31
	2022		2021		2020
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Trading
Corporate bonds	$28,694	100.0%	$26,981	100.0%	$24,980	100.0%
Total securities—trading	$28,694	100.0%	$26,981	100.0%	$24,980	100.0%

Available-for-Sale
U.S. Government and agency obligations	$55,108	2.0%	$201,332	5.5%	$141,735	6.1%
Municipal bonds	261,209	9.3	308,612	8.5	303,518	13.1
Corporate bonds	121,853	4.4	117,347	3.2	221,769	9.5
Mortgage-backed or related securities	2,139,336	76.7	2,805,268	77.1	1,646,152	70.9
Asset-backed securities	211,525	7.6	206,434	5.7	9,419	0.4
Total securities—available-for-sale	$2,789,031	100.0%	$3,638,993	100.0%	$2,322,593	100.0%

Held-to-Maturity
U.S. Government and agency obligations	$312	—%	$316	0.1%	$340	0.1%
Municipal bonds	503,117	45.0	420,555	80.6	370,998	87.9
Corporate bonds	2,961	0.3	3,092	0.6	3,222	0.8
Mortgage-backed or related securities	611,577	54.7	97,392	18.7	47,247	11.2
Total securities—held-to-maturity	$1,117,967	100.0%	$521,355	100.0%	$421,807	100.0%
Estimated market value	$942,180		$541,853		$448,681

The following table shows the maturity or period to repricing of our consolidated portfolio of available-for-sale and held-to-maturity securities as of December 31, 2022 (dollars in thousands):

Table 2: Securities Available-for-Sale and Held-to-Maturity —Maturity/Repricing and Rates

	December 31, 2022
	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Government and agency obligations	$—	—%	$744	3.49%	$41,507	3.85%	$13,169	2.58%	$55,420	3.54%
Municipal bonds:
Taxable	14,370	2.81	16,355	3.31	2,241	4.15	78,224	2.71	111,190	2.84
Tax exempt (1)	1,501	4.56	9,224	3.12	43,933	3.35	598,478	3.50	653,136	3.48
	15,871	2.97	25,579	3.24	46,174	3.39	676,702	3.41	764,326	3.39
Corporate bonds	1,050	3.53	44,894	3.98	77,459	3.83	1,411	—	124,814	5.98
Mortgage-backed or related securities	6,036	2.90	182,759	2.70	279,864	1.96	2,282,254	2.63	2,750,913	2.56
Asset-backed securities	—	—	—	—	48,854	6.29	162,671	6.08	211,525	6.13
Total securities available-for-sale and held-to-maturity—carrying value	$22,957	2.98	$253,976	2.98	$493,858	2.97	$3,136,207	2.97	$3,906,998	3.04
Total securities available-for-sale and held-to-maturity—estimated market value	$22,747		$253,213		$492,783		$2,962,468		$3,731,211

(1)Tax-exempt weighted average yield is calculated on a tax equivalent basis using a federal tax rate of 21% and a tax disallowance of 10%.

Loans and Lending.  Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans to total deposits ratio at a level designed to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. Our loan to deposit ratio typically ranges from 90% to 95%. Our loan to deposit ratio at December 31, 2022 was 75%. During the most recent quarters our loan to deposit ratio has begun to trend upward as the unprecedented level of market liquidity begins to contract. We offer a wide range of loan products to meet the demands of our clients. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Total loans receivable increased $1.06 billion, or 12%, to $10.15 billion at December 31, 2022, from $9.08 billion at December 31, 2021. The increase in total loans receivable for the year ended December 31, 2022 primarily reflects increased one-to-four family residential, multifamily real estate, commercial business, construction, land and land development, and consumer loan balances, partially offset by decreased commercial real estate loan balances. While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative client demand and competition in each market we serve.  We continue to implement strategies designed to capture more market share and achieve increases in targeted loans. New loan originations and portfolio balances will continue to be significantly affected by economic activity and changes in interest rates.

The following table shows loan originations (excluding loans held for sale) activity for the years ended December 31, 2022, 2021, and 2020 (in thousands):

Table 3: Loan Originations

	Years Ended
	Dec 31, 2022	Dec 31, 2021	Dec 31, 2020
Commercial real estate	$418,635	$565,809	$356,361
Multifamily real estate	37,612	110,640	27,119
Construction and land	1,935,476	1,975,664	1,588,311
Commercial business:
Commercial business	1,034,950	731,315	628,981
SBA PPP	—	485,077	1,176,018
Agricultural business	89,655	61,997	76,096
One-to four- family residential	358,976	206,662	116,713
Consumer	545,254	465,213	423,526
Total loan originations (excluding loans held for sale)	$4,420,558	$4,602,377	$4,393,125

One- to Four-Family Residential Real Estate Lending:  At December 31, 2022, $1.17 billion, or 12% of our loan portfolio, consisted of permanent loans on one- to four-family residences.  We are active originators of one- to four-family residential loans in most communities where we have established offices in Washington, Oregon, California and Idaho. Originations of portfolio one- to four-family residential loans have recently been relatively strong, despite increases in interest rates during the current year. Our balance of loans for one- to four-family residences increased by $515.6 million in 2022, compared to the prior year. The increase in one-to-four family real estate loans during 2022 was primarily the result of one- to four-family construction loans converting to one- to four-family residential portfolio loans and a higher percentage of new production originated as held for investment during the year due to the higher interest rate environment.

Construction and Land Lending:   Our construction loan originations have been relatively strong in recent years as builders have expanded production and experienced strong home sales in many markets where we operate.  At December 31, 2022, construction, land and land development loans totaled $1.49 billion, or 15% of total loans, compared to $1.31 billion, or 14%, at December 31, 2021. One-to four-family construction loans increased by $78.6 million in 2022, as builders have expanded production and experienced strong home sales during the year. During the year ended December 31, 2022, land and land development loans (both residential and commercial) increased by $15.0 million, primarily reflecting increased residential land and land development loans also due to the strong housing market.

Commercial and Multifamily Real Estate Lending:  We also originate loans secured by commercial and multifamily real estate.  Commercial and multifamily real estate loans originated by us include both fixed- and adjustable-rate loans with intermediate terms of generally five to ten years.  Our commercial real estate portfolio consists of loans on a variety of property types with no significant concentrations by property type, borrowers or locations.  At December 31, 2022, our loan portfolio included $3.64 billion of commercial real estate loans, or 36% of the total loan portfolio, and $645.1 million of multifamily real estate loans, or 6% of the total loan portfolio, compared to $3.79 billion, or 42%, and $530.9 million, or 6%, at December 31, 2021, respectively.

Commercial Business Lending:  Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  In addition to providing earning assets, this type of lending has helped increase our deposit base. At December 31, 2022, commercial business loans totaled $1.28 billion, or 13% of total loans, compared to $1.17 billion, or 13%, at December 31, 2021. SBA PPP loans decreased 94% to $7.9 million at December 31, 2022, compared to $133.9 million at December 31, 2021. Our commercial business lending, to a lesser extent, includes participation in certain syndicated loans, including shared national credits that totaled $234.1 million at December 31, 2022.

Agricultural Lending:  Agriculture is a major industry in many Washington, Oregon, California and Idaho locations in our service area.  While agricultural loans are not a large part of our portfolio, we routinely make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting.  Payments on agricultural loans depend, to a large degree, on the results of operation of the related farm entity.  The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile at times.  At December 31, 2022, agricultural loans totaled $295.1 million, or 3% of the loan portfolio, compared to $280.6 million, or 3%, at December 31, 2021.

Consumer and Other Lending:  Consumer lending has traditionally been a modest part of our business with loans made primarily to accommodate our existing client base. At December 31, 2022, our consumer loans increased $125.0 million to $680.9 million, or 7% of our loan portfolio, compared to $555.9 million, or 6%, at December 31, 2021.  The increase from December 31, 2021 was primarily due to a home equity loan marketing campaign during the second and third quarters of 2022. As of December 31, 2022, 83% of our consumer loans were secured by one- to four-family residences, including home equity lines of credit.  Credit card balances totaled $42.9 million at December 31, 2022 compared to $37.8 million a year earlier.

Loan Servicing Portfolio:  At December 31, 2022, we were servicing $3.01 billion of loans for others and held $11.4 million in escrow for our portfolio of loans serviced for others.  The loan servicing portfolio at December 31, 2022 was comprised of $1.35 billion of Freddie Mac residential mortgage loans, $1.09 billion of Fannie Mae residential mortgage loans, $328.5 million of Oregon Housing residential mortgage loans, $69.9 million of SBA loans and $171.4 million of other loans serviced for a variety of investors.  The portfolio included loans secured by property located primarily in the states of Washington, Oregon, Idaho and California.  For the years ended December 31, 2022 and 2021, we recognized $7.5 million and $7.7 million of loan servicing income in our results of operations, respectively. For the years ended December 31, 2022 and 2021, we recognized $4.2 million and $6.6 million of amortization for MSRs and SBA servicing rights, respectively.

The following table sets forth the composition of the Company’s loan portfolio, net of discounts and deferred fees and costs, by type of loan as of the dates indicated (dollars in thousands):

Table 4: Loan Portfolio Analysis

During the first quarter of 2022, the Company changed the segmentation of its Small Balance CRE loan category based on the common risk characteristics used to measure the allowance for credit losses.  The following table presents the loans receivable at December 31, 2022, 2021 and 2020 by class (dollars in thousands). The presentation of loans receivable at December 31, 2021 and 2020 has been revised to match the segmentation used in the current period presentation.

	December 31, 2022		December 31, 2021		December 31, 2020
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$845,320	8.3%	$831,623	9.2%	$796,180	8.1%
Investment properties	1,589,975	15.7	1,674,027	18.4	1,639,115	16.6
Small balance CRE	1,200,251	11.8	1,281,863	14.1	1,243,281	12.6
Total Commercial real estate	3,635,546	35.8	3,787,513	41.7	3,678,576	37.3
Multifamily real estate	645,071	6.4	530,885	5.8	388,822	3.9
Construction, land and land development:
Commercial construction	184,876	1.8	167,998	1.8	227,366	2.3
Multifamily construction	325,816	3.2	259,116	2.9	305,527	3.1
One- to four-family construction	647,329	6.4	568,753	6.3	506,638	5.1
Land and land development	328,475	3.2	313,454	3.5	248,915	2.5
Total Construction, land and land development	1,486,496	14.6	1,309,321	14.5	1,288,446	13.0
Commercial business:
Commercial business	1,275,813	12.6	1,038,206	11.4	1,132,621	11.5
SBA PPP	7,594	0.1	132,574	1.5	1,044,472	10.6
Small business scored	947,092	9.3	792,310	8.7	743,451	7.5
Total Commercial business	2,230,499	22.0	1,963,090	21.6	2,920,544	29.6
Agricultural business, including secured by farmland:
Agricultural business, including secured by farmland	294,743	2.9	279,224	3.1	293,553	3.0
SBA PPP	334	—	1,354	—	—	—
Total Agricultural business, including secured by farmland	295,077	2.9	280,578	3.1	293,553	3.0
One- to four-family residential	1,173,112	11.6	657,474	7.2	696,596	7.0
Consumer:
Consumer—home equity revolving lines of credit	566,291	5.6	458,533	5.0	490,487	5.0
Consumer—other	114,632	1.1	97,369	1.1	113,958	1.2
Total Consumer	680,923	6.7	555,902	6.1	604,445	6.2
Total loans	10,146,724	100.0%	9,084,763	100.0%	9,870,982	100.0%
Less allowance for credit losses – loans	(141,465)		(132,099)		(167,279)
Net loans	$10,005,259		$8,952,664		$9,703,703

The following table sets forth the Company’s loans by geographic concentration at December 31, 2022, 2021 and 2020 (dollars in thousands):

Table 5: Loans by Geographic Concentration

	December 31, 2022		December 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent	Amount	Percent
Washington	$4,777,546	47.1%	$4,264,590	47.0%	$4,647,553	47.0%
California	2,484,980	24.5	2,138,340	23.5	2,279,749	23.1
Oregon	1,826,743	18.0	1,652,364	18.2	1,792,156	18.2
Idaho	565,586	5.6	525,141	5.8	537,996	5.5
Utah	75,967	0.7	74,913	0.8	80,704	0.8
Other	415,902	4.1	429,415	4.7	532,824	5.4
Total	$10,146,724	100.0%	$9,084,763	100.0%	$9,870,982	100.0%

The following table sets forth certain information at December 31, 2022 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of unamortized premiums and discounts and exclude loans held for sale (in thousands):

Table 6: Loans by Maturity

	Maturing in One Year or Less	Maturing After One to Five Years	Maturing After Five to Fifteen Years	Maturing After Fifteen Years	Total
Commercial real estate:
Owner-occupied	$61,124	$113,952	$637,574	$32,670	$845,320
Investment properties	90,292	315,592	929,061	255,030	1,589,975
Small balance CRE	55,253	318,981	777,653	48,364	1,200,251
Total Commercial real estate	206,669	748,525	2,344,288	336,064	3,635,546
Multifamily real estate	13,865	66,797	321,067	243,342	645,071
Construction, land and land development:
Commercial construction	103,467	13,547	62,069	5,793	184,876
Multifamily construction	143,078	149,765	15,350	17,623	325,816
One- to four-family construction	608,249	38,858	—	222	647,329
Land and land development	134,510	62,278	127,070	4,617	328,475
Total Construction, land and land development	989,304	264,448	204,489	28,255	1,486,496
Commercial business:
Commercial business	393,951	340,383	383,118	158,361	1,275,813
SBA PPP	—	7,594	—	—	7,594
Small business scored	63,168	218,041	309,395	356,488	947,092
Total Commercial business	457,119	566,018	692,513	514,849	2,230,499
Agricultural business, including secured by farmland:
Agricultural business, including secured by farmland	84,445	72,289	136,200	1,809	294,743
SBA PPP	—	334	—	—	334
Total Agricultural business, including secured by farmland	84,445	72,623	136,200	1,809	295,077
One- to four-family residential	9,012	10,347	48,159	1,105,594	1,173,112
Consumer:
Consumer—home equity revolving lines of credit	3,328	10,161	6,622	546,180	566,291
Consumer—other	31,594	16,410	35,989	30,639	114,632
Total Consumer	34,922	26,571	42,611	576,819	680,923
Total loans	$1,795,336	$1,755,329	$3,789,327	$2,806,732	$10,146,724
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

The following table sets forth the dollar amount of all loans maturing after December 31, 2023 which have fixed interest rates and floating or adjustable interest rates (in thousands):

Table 7: Loans Maturing after One Year

	Fixed Rates	Floating or Adjustable Rates	Total
Commercial real estate:
Owner-occupied	$269,471	$514,725	$784,196
Investment properties	450,189	1,049,494	1,499,683
Small balance CRE	250,146	894,852	1,144,998
Total Commercial real estate	969,806	2,459,071	3,428,877
Multifamily real estate	362,820	268,386	631,206
Construction, land and land development:
Commercial construction	10,780	70,629	81,409
Multifamily construction	90,834	91,904	182,738
One- to four-family construction	766	38,314	39,080
Land and land development	18,267	175,698	193,965
Total Construction, land and land development	120,647	376,545	497,192
Commercial business:
Commercial business	569,452	312,410	881,862
SBA PPP	7,594	—	7,594
Small business scored	201,336	682,588	883,924
Total Commercial business	778,382	994,998	1,773,380
Agricultural business, including secured by farmland:
Agricultural business, including secured by farmland	74,415	135,883	210,298
SBA PPP	334	—	334
Total Agricultural business, including secured by farmland	74,749	135,883	210,632
One- to four-family residential	945,943	218,157	1,164,100
Consumer:
Consumer—home equity revolving lines of credit	2,971	559,992	562,963
Consumer—other	78,521	4,517	83,038
Total Consumer	81,492	564,509	646,001
Total loans maturing after one year	$3,333,839	$5,017,549	$8,351,388

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

One of our key strategies is to strengthen our franchise by emphasizing core deposit activity in non-interest-bearing and other transaction and savings accounts with less reliance on higher cost certificates of deposit.  Increasing core deposits is a fundamental element of our business strategy. This strategy continues to help control our cost of funds and increase the opportunity for deposit fee revenues, while stabilizing our funding base.  Total deposits decreased $706.9 million, or 5%, to $13.62 billion at December 31, 2022 from $14.33 billion at December 31, 2021. The decrease in total deposits from the prior year end reflects the sale of four branches during 2022, which included the transfer of $178.2 million of related deposits as well as an overall decrease in market liquidity. Non-interest-bearing deposits decreased by $208.2 million, or 3%, to $6.18 billion at year end from $6.39 billion at December 31, 2021. Interest-bearing transaction and savings accounts decreased by $383.6 million, or 5%, to $6.72 billion at December 31, 2022 compared to $7.10 billion a year earlier.  Certificates of deposit decreased $115.1 million, or 14%, to $723.5 million at December 31, 2022 from $838.6 million at December 31, 2021. Core deposits were 95% of total deposits at December 31, 2022, compared to 94% a year earlier.

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated (dollars in thousands):

Table 8: Deposits

	December 31
	2022			2021			2020
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
Non-interest-bearing checking	$6,176,998	45.4%	$(208,179)	$6,385,177	44.6%	$892,253	$5,492,924	43.7%
Interest-bearing checking	1,811,153	13.3	(136,261)	1,947,414	13.6	377,979	1,569,435	12.5
Regular savings	2,710,090	19.9	(74,626)	2,784,716	19.4	386,234	2,398,482	19.1
Money market	2,198,288	16.1	(172,707)	2,370,995	16.5	179,860	2,191,135	17.4
Total interest-bearing transaction and savings accounts	6,719,531	49.3	(383,594)	7,103,125	49.5	944,073	6,159,052	49.0
Certificates maturing:
Within one year	531,643	3.9	(121,051)	652,694	4.6	(48,779)	701,473	5.6
After one year, but within two years	142,993	1.1	25,980	117,013	0.8	(6,277)	123,290	1.0
After two years, but within five years	47,515	0.3	(19,952)	67,467	0.5	(21,082)	88,549	0.7
After five years	1,379	—	(78)	1,457	—	(551)	2,008	—
Total certificate accounts	723,530	5.3	(115,101)	838,631	5.9	(76,689)	915,320	7.3
Total Deposits	$13,620,059	100.0%	$(706,874)	$14,326,933	100.0%	$1,759,637	$12,567,296	100.0%

Included in Total Deposits:
Public transaction accounts	$392,859	2.9%	$38,985	$353,874	2.5%	$50,999	$302,875	2.4%
Public interest-bearing certificates	26,810	0.2	(13,151)	39,961	0.3	(19,166)	59,127	0.5
Total public deposits	$419,669	3.1%	$25,834	$393,835	2.8%	$31,833	$362,002	2.9%
Total deposits in excess of the FDIC insurance limit	$4,927,701	36.2%	$(216,685)	$5,144,386	35.9%	$736,451	$4,407,935	35.1%

The following table indicates the amount of the Bank’s certificates of deposit with balances in excess of the FDIC insurance limit by time remaining until maturity as of December 31, 2022 (in thousands):

Table 9: Maturity Period— Certificates of Deposit in excess of the FDIC insurance limit

Certificates of Deposit in Excess of FDIC Insurance Limit
Maturing in three months or less	$47,716
Maturing after three months through six months	26,195
Maturing after six months through twelve months	48,543
Maturing after twelve months	48,870
Total	$171,324

The following table provides additional detail on geographic concentrations of our deposits at December 31, 2022, 2021, and 2020 (in thousands):

Table 10: Geographic Concentration of Deposits

	December 31, 2022		December 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent	Amount	Percent
Washington	$7,563,056	55.6%	$7,952,376	55.5%	$7,058,404	56.2%
Oregon	2,998,572	22.0	3,067,054	21.4	2,604,908	20.7
California	2,331,524	17.1	2,524,296	17.6	2,237,949	17.8
Idaho	726,907	5.3	783,207	5.5	666,035	5.3
Total deposits	$13,620,059	100.0%	$14,326,933	100.0%	$12,567,296	100.0%

Borrowings.  We had $50.0 million FHLB advances at both December 31, 2022 and December 31, 2021, as core deposits were a sufficient source of funding. At that date, based on pledged collateral, the Bank had $2.99 billion of available credit capacity with the FHLB. At December 31, 2022, based upon our available unencumbered collateral, the Bank was eligible to borrow $1.19 billion from the Federal Reserve Bank, however, at that date we had no funds borrowed under this arrangement.

At December 31, 2022, retail repurchase agreements totaled $232.8 million, had a weighted average rate of 0.35%, and were secured by pledges of certain mortgage-backed securities and agency securities.  Retail repurchase agreement balances, which are primarily associated with client sweep account arrangements, decreased $31.7 million, from the 2021 year-end balance.  We had no borrowings under wholesale repurchase agreements at December 31, 2022 or December 31, 2021.

At December 31, 2022, we had an aggregate of $86.5 million of TPS.  This includes $75.0 million issued by us and $11.5 million acquired in our bank acquisitions. The junior subordinated debentures are carried at their estimated fair value of $74.9 million at December 31, 2022. Banner redeemed $50.5 million of junior subordinated debentures during the first quarter of 2022 and redeemed $8.2 million of junior subordinated debentures during the fourth quarter of 2021. At December 31, 2022, the TPS had a weighted average rate of 5.99%.  At December 31, 2022, subordinated notes, net of issuance costs were $98.9 million and had a weighted average interest rate of 5.00%.

Asset Quality.  Maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us.

Non-performing assets decreased to $23.4 million, or 0.15% of total assets, at December 31, 2022, from $23.7 million, or 0.14% of total assets, at December 31, 2021.  At December 31, 2022, our allowance for credit losses - loans was $141.5 million, or 615% of non-performing loans, compared to $132.1 million, or 578% of non-performing loans at December 31, 2021.

The following table sets forth information with respect to our non-performing assets and restructured loans, at the dates indicated (dollars in thousands):

Table 11: Non-Performing Assets

	December 31
	2022	2021	2020
Nonaccrual loans: (1)
Secured by real estate:
Commercial	$3,683	$14,159	$18,199
Construction/land	181	479	936
One- to four-family	5,236	2,711	3,556
Commercial business	9,886	2,156	5,407
Agricultural business, including secured by farmland	594	1,022	1,743
Consumer	2,126	1,754	2,719
	21,706	22,281	32,560
Loans more than 90 days delinquent, still on accrual:
One- to four-family	1,023	436	1,899
Commercial business	—	2	1,025
Consumer	264	117	130
	1,287	555	3,054
Total non-performing loans	22,993	22,836	35,614
REO assets held for sale, net	340	852	816
Other repossessed assets held for sale, net	17	17	51
Total non-performing assets	$23,350	$23,705	$36,481
Total non-performing assets to total assets	0.15%	0.14%	0.24%
Total nonaccrual loans to net loans before allowance for credit losses	0.21%	0.25%	0.33%
Restructured loans performing under their restructured terms (2)	$4,241	$5,309	$6,673
Loans 30-89 days past due and on accrual	$17,186	$11,558	$12,291

(1)    Includes $44,000 of nonaccrual TDR loans as of December 31, 2022. For the year ended December 31, 2022, interest income was reduced by $725,000 as a result of nonaccrual loan activity, which includes the reversal of $322,000 of accrued interest as of the date the loan was placed on nonaccrual. There was no interest income recognized on nonaccrual loans during the year ended December 31, 2022.
(2)    These loans were performing under their restructured repayment terms at the dates indicated.

The following table presents the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade at the dates indicated (in thousands):

Table 12: Loans by Grade

	For the years ended December 31,
	2022	2021	2020

Pass	$10,000,493	$8,874,468	$9,494,147
Special Mention	9,081	11,932	36,598
Substandard	137,150	198,363	340,237
Doubtful	—	—	—
Total	$10,146,724	$9,084,763	$9,870,982

The decrease in substandard loans during the year ended December 31, 2022 primarily reflects the payoff of substandard loans as well as risk rating upgrades.

Comparison of Results of Operations for the Years Ended December 31, 2022 and 2021

For the year ended December 31, 2022, our net income was $195.4 million, or $5.67 per diluted share, compared to net income of $201.0 million, or $5.76 per diluted share for the year ended December 31, 2021. Current year results were positively impacted by increased interest income, decreased funding costs and a $7.8 million gain recognized on the branch sale completed during the second quarter of 2022, partially offset by a $23.1 million decrease in mortgage banking income and a provision for credit losses of $10.4 million.

Our operating results depend largely on our net interest income which increased $56.3 million to $553.2 million, primarily reflecting increased yields on loans and investment securities due to rising interest rates during the year as well as an increase in average interest-earning assets, particularly growth in investment securities balances. Revenues (net interest income and non-interest income) increased $35.1 million, or 6%, to $628.4 million for the year ended December 31, 2022, compared to $593.3 million for the year ended December 31, 2021, which also reflected a $21.2 million decrease in non-interest income primarily as a result of lower income from mortgage banking operations, partially offset by the gain recognized on the branch sale. The decrease in mortgage banking income reflects a reduction in the volume and a decrease in the gain on sale margin for one- to four-family loans sold during the year along with a negative fair market adjustment on multifamily held for sale loans. Non-interest expense decreased to $377.3 million for the year ended December 31, 2022 compared with $380.1 million for the year ended December 31, 2021, largely as a result of a decrease in professional and legal expenses, a decrease in salary and employee benefits expense, and a decrease in advertising and marketing expense, partially offset by a decrease in capitalized loan origination costs.

Net Interest Income.  Net interest income increased by $56.3 million, or 11%, to $553.2 million for the year ended December 31, 2022, compared to $496.9 million for the year ended December 31, 2021, primarily due to an increase in the average balance of interest-earning assets, increased yields on average interest-earning assets and decreased funding costs, partially offset by a decline in the recognition of deferred loan fee income due to SBA PPP loan repayments from SBA loan forgiveness. The higher average yield on interest-earning assets compared to same prior year period reflects rising market interest rates during the year ended December 31, 2022.

The net interest margin on a tax equivalent basis of 3.68% for the year ended December 31, 2022 was 29 basis points higher than the prior year. The increase in net interest margin compared to a year earlier primarily reflects a 25 basis-point increase in yields on average interest-earning assets and a three basis-point decrease in the cost of funding liabilities. The increase in average yields on interest-earning assets during the current year reflects the benefit of variable rate interest-earning assets repricing higher due to rising interest rates, as well as new loans being originated at higher interest rates, partially offset by a higher percentage of assets being invested in low yielding short term investments and interest-bearing deposits. Since March 2022, in response to inflation, the FOMC of the Federal Reserve System has increased the target range for the federal funds rate by 425 basis points, including 125 basis points during the fourth quarter of 2022, to a range of 4.25% to 4.50%. The decrease in the overall cost of funding liabilities compared to a year earlier was largely due to an increase in the average balance of low-cost core deposits, including non-interest-bearing transaction and savings accounts

Interest Income.  Interest income for the year ended December 31, 2022 was $572.6 million, compared to $520.5 million for the prior year, an increase of $52.1 million.  The increase in interest income occurred as a result of the yields on interest-earnings assets increasing the 25 basis points to 3.80% and the average balance of interest-earning assets increasing $424.6 million to $15.33 billion. The increased yield on interest-earning assets reflects increases in the average yields on loans and securities.

Interest income on loans increased by $5.2 million to $450.9 million for the year ended December 31, 2022, from the prior year. The increased interest income on loans is primarily due to the average loan yields increasing 12 basis points to 4.76%, reflecting the impact of rising interest rates. The acquisition accounting loan discount accretion and related balance sheet impact added four basis points to the loan yield for the year ended December 31, 2022, compared to seven basis points for the year ended December 31, 2021.  Average loans receivable decreased $116.2 million to $9.60 billion, principally as a result of the forgiveness of SBA PPP loans.

The combined average balance of mortgage-backed securities, other investment securities, equity securities, daily interest-bearing deposits and FHLB stock increased $540.9 million to $5.74 billion (excluding the effect of fair value adjustments), contributing to the $47.6 million increase in interest and dividend income compared to the prior year.  The average yield on the combined portfolio increased 68 basis points to 2.20%, reflecting a 30 basis-point increase in the average yield on mortgage-backed securities and a 72 basis-point increase in the yield on other securities.

Interest Expense.  Interest expense for the year ended December 31, 2022 was $19.4 million, compared to $23.6 million for the prior year, a decrease of $4.2 million, or 18%.  The decrease in interest expense occurred as a result of a three basis-point decrease in the average cost of all funding liabilities to 0.13%, partially offset by the average balance of funding liabilities increasing $410.2 million to $14.40 billion. The increase in average balance of funding liabilities reflects increases in low-cost core deposits, including non-interest-bearing deposits and interest-bearing transaction and savings accounts, partially offset by lower average balances of certificates of deposit, FHLB advances and subordinated debt.

Deposit interest expense decreased $1.6 million, or 14%, to $10.1 million for the year ended December 31, 2022 compared to $11.8 million for the prior year as a result of the average cost of deposits, including non-interest bearing deposits, decreasing two basis points to 0.07%, partially offset by the average balance of interest-bearing deposits increasing $239.9 million to $7.83 billion. The decrease in the average cost of deposits between the periods was primarily due to a $301.8 million increase in the average balance of non-interest-bearing accounts, a higher percentage of our interest-bearing deposits being lower-cost core deposits and a 25 basis-point decrease in the average rate paid on certificates of deposit.

The average rate paid on total borrowings increased two basis points to 2.04%, reflecting the 87 basis-point increase in the average cost of our subordinated debt and the 55 basis-point increase in the average cost of FHLB advances, partially offset by the $131.5 million decrease in average balance of total borrowings. The decrease in average total borrowings was largely due to a $82.7 million decrease in average balance of FHLB advances and a $57.7 million decrease in the average balance of subordinated debt. The decrease in average total borrowings was the primary reason for the $2.6 million decrease in the related interest expense to $9.3 million for the year ended December 31, 2022, from $11.8 million in the prior year.

Table 13, Analysis of Net Interest Spread, presents, for the periods indicated, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities.  Average balances are computed using daily average balances.

The following table provides an analysis of our net interest spread for the last three years (dollars in thousands):
Table 13: Analysis of Net Interest Spread

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Held for sale loans	$82,030	$2,973	3.62%	$94,252	$3,066	3.25%	$144,220	$5,482	3.80%
Mortgage loans	7,731,195	364,499	4.71	7,225,860	328,115	4.54	7,303,584	352,878	4.83
Commercial/agricultural loans	1,617,191	77,309	4.78	1,498,808	62,479	4.17	1,765,265	80,567	4.56
SBA PPP loans	41,167	4,677	11.36	770,041	49,854	6.47	760,912	23,133	3.04
Consumer and other loans	123,667	7,332	5.93	122,520	7,298	5.96	147,827	9,208	6.23
Total loans(1)	9,595,250	456,790	4.76	9,711,481	450,812	4.64	10,121,808	471,268	4.66
Mortgage-backed securities	3,130,124	68,148	2.18	2,451,110	46,199	1.88	1,330,355	32,188	2.42
Other securities	1,625,250	48,278	2.97	1,336,974	30,114	2.25	777,378	21,839	2.81
Equity securities	—	—	—	429	—	—	182,846	373	0.20
Interest-bearing deposits with banks	969,952	9,633	0.99	1,392,619	1,955	0.14	272,725	907	0.33
FHLB stock	10,628	357	3.36	13,966	592	4.24	18,952	947	5.00
Total investment securities	5,735,954	126,416	2.20	5,195,098	78,860	1.52	2,582,256	56,254	2.18
Total interest-earning assets	15,331,204	583,206	3.80	14,906,579	529,672	3.55	12,704,064	527,522	4.15
Non-interest-earning assets	1,169,271			1,268,348			1,262,170
Total assets	$16,500,475			$16,174,927			$13,966,234
Deposits:
Interest-bearing checking accounts	$1,890,917	$1,557	0.08	$1,755,293	$1,188	0.07	$1,385,252	$1,479	0.11
Savings accounts	2,810,264	2,053	0.07	2,652,018	1,833	0.07	2,194,418	4,257	0.19
Money market accounts	2,364,122	3,143	0.13	2,305,814	2,670	0.12	1,996,870	6,275	0.31
Certificates of deposit	764,255	3,371	0.44	876,509	6,079	0.69	1,030,722	13,004	1.26
Total interest-bearing deposits	7,829,558	10,124	0.13	7,589,634	11,770	0.16	6,607,262	25,015	0.38
Non-interest-bearing deposits	6,434,670	—	—	6,132,875	—	—	4,929,768	—	—
Total deposits	14,264,228	10,124	0.07	13,722,509	11,770	0.09	11,537,030	25,015	0.22
Other interest-bearing liabilities:
FHLB advances	15,285	489	3.20	97,945	2,592	2.65	215,093	5,023	2.34
Other borrowings	249,681	377	0.15	240,817	467	0.19	193,862	603	0.31
Subordinated debt	189,870	8,400	4.42	247,583	8,780	3.55	198,490	7,204	3.63
Total borrowings	454,836	9,266	2.04	586,345	11,839	2.02	607,445	12,830	2.11
Total funding liabilities	14,719,064	19,390	0.13	14,308,854	23,609	0.16	12,144,475	37,845	0.31
Other non-interest-bearing liabilities (2)	253,983			206,774			197,422
Total liabilities	14,973,047			14,515,628			12,341,897
Shareholders’ equity	1,527,428			1,659,299			1,624,337
Total liabilities and shareholders’ equity	$16,500,475			$16,174,927			$13,966,234
Net interest income/rate spread (tax equivalent)		$563,816	3.67%		$506,063	3.39%		$489,677	3.84%
Net interest margin (tax equivalent)			3.68%			3.39%			3.85%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(10,637)			(9,172)			(8,376)
Net interest income and margin, as reported		$553,179	3.61%		$496,891	3.33%		$481,301	3.79%
Average interest-earning assets / average interest-bearing liabilities			185.06%			182.32%			176.09%
Average interest-earning assets / average funding liabilities			104.16%			104.18%			104.61%
(footnotes follow)

(1)Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due.  Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $5.9 million, $5.1 million, and $4.9 million for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $4.8 million, $4.1 million, and $3.5 million for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively.

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

Table 14: Rate/Volume Analysis

	Year Ended December 31, 2022 Compared to Year Ended December 31, 2021 Increase (Decrease) in Income/Expense Due to			Year Ended December 31, 2021 Compared to Year Ended December 31, 2020 Increase (Decrease) in Income/Expense Due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Held for sale loans	$329	$(422)	$(93)	$(712)	$(1,704)	$(2,416)
Mortgage loans	12,870	23,514	36,384	(20,989)	(3,774)	(24,763)
Commercial/agricultural loans	9,642	5,188	14,830	(6,509)	(11,579)	(18,088)
SBA PPP loans	21,828	(67,005)	(45,177)	26,409	312	26,721
Consumer and other loans	(34)	68	34	(385)	(1,525)	(1,910)
Total loans	44,635	(38,657)	5,978	(2,186)	(18,270)	(20,456)
Mortgage-backed securities	7,878	14,071	21,949	(5,003)	19,014	14,011
Other securities	10,836	7,328	18,164	(3,154)	11,429	8,275
Equity securities	—	—	—	(183)	(190)	(373)
Interest-bearing deposits with banks	8,443	(765)	7,678	(171)	1,219	1,048
FHLB stock	(109)	(126)	(235)	(130)	(225)	(355)
Total investment securities	27,048	20,508	47,556	(8,641)	31,247	22,606
Total net change in interest income on interest-earning assets	71,683	(18,149)	53,534	(10,827)	12,977	2,150
Interest-bearing liabilities:
Interest-bearing checking accounts	272	97	369	(1,112)	821	(291)
Savings accounts	107	113	220	(3,453)	1,029	(2,424)
Money market accounts	404	69	473	(4,579)	974	(3,605)
Certificates of deposit	(2,003)	(705)	(2,708)	(5,215)	(1,710)	(6,925)
Total interest-bearing deposits	(1,220)	(426)	(1,646)	(14,359)	1,114	(13,245)
FHLB advances	451	(2,554)	(2,103)	784	(3,215)	(2,431)
Other borrowings	(107)	17	(90)	(383)	247	(136)
Subordinated debt	1,912	(2,292)	(380)	(155)	1,731	1,576
Total borrowings	2,256	(4,829)	(2,573)	246	(1,237)	(991)
Total net change in interest expense on interest-bearing liabilities	1,036	(5,255)	(4,219)	(14,113)	(123)	(14,236)
Net change in net interest income (tax equivalent)	$70,647	$(12,894)	$57,753	$3,286	$13,100	$16,386

Provision and Allowance for Credit Losses.  We recorded an $8.2 million provision for credit losses - loans in the year ended December 31, 2022, compared to a $33.1 million recapture of provision for credit losses - loans recorded in 2021. The provision and allowance for credit losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.

The provision for credit losses - loans reflects the amount required to maintain the allowance for credit losses - loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. The provision for credit losses - loans for the current year primarily reflects loan growth and, to a lesser extent, a deterioration in forecasted economic conditions and indicators utilized to estimate credit losses, partially offset by an improvement in the level of adversely classified loans. The prior year recapture of provision for credit losses - loans primarily reflected an improvement in forecasted economic indicators and a decrease in adversely classified loans. Future assessments of the expected credit losses will not only be impacted by changes to the reasonable and supportable forecast, but will also include an updated assessment of qualitative factors, as well as consideration of any required changes in the reasonable and supportable forecast reversion period.

We recorded net recoveries of $1.2 million for the year ended December 31, 2022, compared to net charge-offs of $2.1 million for the prior year. The reduction in net charge-offs in 2022 reflects the improvement in overall loan portfolio performance during 2022. A comparison of the allowance for credit losses - loans at December 31, 2022 and 2021 reflects an increase of $9.4 million, or 7%, to $141.5 million at December 31, 2022, from $132.1 million at December 31, 2021.  The allowance for credit losses - loans as a percentage of total loans (loans receivable excluding allowance for credit losses) decreased to 1.39% at December 31, 2022, compared to 1.45% at December 31, 2021.  The decrease in the allowance for credit losses - loans as a percentage of loans reflects an improvement in the level of adversely classified loans during 2022.

The following table sets forth an analysis of our allowance for credit losses - loans for the periods indicated (dollars in thousands):

Table 15: Changes in Allowance for Credit Losses - Loans

	Years Ended December 31
	2022	2021	2020
Balance, beginning of period	$132,099	$167,279	$100,559
Beginning balance adjustment for adoption of ASC 326	—	—	7,812
Provision (recapture) for credit losses – loans	8,158	(33,112)	64,285
Recoveries of loans previously charged off:
Commercial real estate	392	1,729	275
Construction and land	384	100	105
One- to four-family residential	181	199	467
Commercial business	1,923	1,797	3,265
Agricultural business, including secured by farmland	475	30	1,823
Consumer	566	760	328
Total recoveries	3,921	4,615	6,263
Loans charged off:
Commercial real estate	(2)	(3,767)	(1,854)
Multifamily real estate	—	(59)	(66)
Construction and land	(30)	—	(100)
One- to four-family residential	—	—	(136)
Commercial business	(1,699)	(1,762)	(7,253)
Agricultural business, including secured by farmland	(42)	(181)	(591)
Consumer	(940)	(914)	(1,640)
Total charge-offs	(2,713)	(6,683)	(11,640)
Net recoveries (charge-offs)	1,208	(2,068)	(5,377)
Balance, end of period	$141,465	$132,099	$167,279
Total loans	$10,146,724	$9,084,763	$9,870,982
Average outstanding loans	$9,595,250	$9,711,481	$10,121,808
Total nonaccrual loans	$21,706	$22,281	$32,560
Allowance for credit losses - loans as a percent of total loans	1.39%	1.45%	1.69%
Net loan recoveries (charge-offs) as a percent of average outstanding loans during the period	0.01%	(0.02)%	(0.05)%
Allowance for credit losses - loans as a percent of nonaccrual loans	652%	593%	514%

The following table sets forth the breakdown of the allowance for credit losses - loans by loan category at the dates indicated (dollars in thousands):

Table 16: Allocation of Allowance for Credit Losses - Loans

	December 31
	2022			2021			2020
	Amount	Percent of Loans in Each Category to Total Loans	Percent of Allowance to Loans in Each Category	Amount	Percent of Loans in Each Category to Total Loans	Percent of Allowance to Loans in Each Category	Amount	Percent of Loans in Each Category to Total Loans	Percent of Allowance to Loans in Each Category
Allowance for credit losses - loans:
Commercial real estate	$44,086	35.7%	1.21%	$52,995	41.7%	1.40%	$57,791	37.3%	1.57%
Multifamily real estate	7,734	6.4	1.20	7,043	5.8	1.33	3,893	3.9	1.00
Construction and land	29,171	14.7	1.96	27,294	14.5	2.08	41,295	13.0	3.21
One-to-four-family real estate	14,729	11.6	1.26	8,205	7.2	1.25	9,913	7.0	1.42
Commercial business	33,299	22.0	1.49	26,421	21.6	1.35	35,007	29.6	1.20
Agricultural business, including secured by farmland	3,475	2.9	1.18	3,190	3.1	1.14	4,914	3.0	1.67
Consumer	8,971	6.7	1.32	6,951	6.1	1.25	14,466	6.2	2.39
Total allowance for credit losses - loans	$141,465	100.0%	1.39%	$132,099	100.0%	1.45%	$167,279	100.0%	1.69%

The allowance for credit losses - unfunded loan commitments was $14.7 million at December 31, 2022 compared to $12.4 million at December 31, 2021. The increase in the allowance for credit losses - unfunded loan commitments reflects the provision for credit losses - unfunded loan commitments recorded during year ended December 31, 2022, primarily the result of an increase in unfunded loan commitments. During the year ended December 31, 2022, we recorded a provision for credit losses - unfunded loan commitments of $2.3 million, compared to an $865,000 recapture of provision for credit losses - unfunded loan commitments during the prior year.

The following table sets forth an analysis of our allowance for credit losses - unfunded loan commitments for the periods indicated (dollars in thousands):

Table 17: Changes in Allowance for Credit Losses - Unfunded Loan Commitments

	Years Ended, December 31,
	2022	2021	2020

Balance, beginning of period	$12,432	$13,297	$2,716
Beginning balance adjustment for adoption of ASC 326	—	—	7,022
Provision/ (recapture) for credit losses - unfunded loan commitments	2,289	(865)	3,559
Balance, end of period	$14,721	$12,432	$13,297

Non-interest Income. The following table presents the key components of non-interest income for the years ended December 31, 2022, 2021, and 2020 (dollars in thousands):

Table 18: Non-interest Income

	2022 compared to 2021				2021 compared to 2020
	2022	2021	Change Amount	Change Percent	2021	2020	Change Amount	Change Percent
Deposit fees and other service charges	$44,459	$39,495	$4,964	12.6%	$39,495	$34,384	$5,111	14.9%
Mortgage banking operations	10,834	33,948	(23,114)	(68.1)%	33,948	51,083	(17,135)	(33.5)%
Bank-owned life insurance	7,794	5,000	2,794	55.9%	5,000	5,972	(972)	(16.3)%
Miscellaneous	6,805	12,875	(6,070)	(47.1)%	12,875	6,821	6,054	88.8%
	69,892	91,318	(21,426)	(23.5)%	91,318	98,260	(6,942)	(7.1)%
Net (loss) gain on sale of securities	(3,248)	482	(3,730)	(773.9)%	482	1,012	(530)	(52.4)%
Net change in valuation of financial instruments carried at fair value	807	4,616	(3,809)	(82.5)%	4,616	(656)	5,272	(803.7)%
Gain on sale of branches, including related deposits	7,804	—	7,804	nm	—	—	—	—%
Total non-interest income	$75,255	$96,416	$(21,161)	(21.9)%	$96,416	$98,616	$(2,200)	(2.2)%

Non-interest income decreased for the year ended December 31, 2022, compared to the year ended December 31, 2021.  The decrease from the prior year primarily reflects lower income from mortgage banking operations, partially offset by the gain recognized on the branch sale and increased deposit fees and other service charges. Income from deposit fees and other service charges increased for the year ended December 31, 2022, compared to the prior year, primarily as a result of increased transaction deposit account activity and the benefits from implementing Banner Forward initiatives. Mortgage banking income, including gains on one- to four-family and multifamily loan sales and loan servicing fees, decreased for the year ended December 31, 2022, compared to the prior year. Sales of one- to four-family loans held for sale for the year ended December 31, 2022, resulted in gains of $9.9 million, compared to $28.7 million for the year ended December 31, 2021. In addition, for the year ended December 31, 2022, mortgage banking income included $2.1 million of gains on the sale of multifamily loans, compared to $5.8 million for the year ended December 31, 2021. The lower mortgage banking revenue reflected a reduction in the volume and a decrease in the gain on sale margin on one- to four-family loans sold along with a negative fair market adjustment on multifamily held for sale loans. The reduction in one-to four family loans sold primarily reflects a reduction in refinancing activity, as well as decreased purchase activity as interest rates increased during 2022. The increase in bank owned life insurance income for year ended December 31, 2022 compared to the prior year was due to new bank-owned life insurance investments made at the end of 2021 and early in 2022. The $6.1 million decrease in miscellaneous income was primarily driven by a valuation adjustment on the SBA servicing asset recognized during the prior year as well as lower gains on the sale of SBA loans and higher gains related to the disposition of assets from closed branch locations recognized during the prior year.

Non-interest Expense.  The following table represents key elements of non-interest expense for the years ended December 31, 2022, 2021, and 2020 (dollars in thousands).

Table 19: Non-interest Expense

	2022 compared to 2021				2021 compared to 2020
	2022	2021	Change Amount	Change Percent	2021	2020	Change Amount	Change Percent
Salary and employee benefits	$242,266	$244,351	$(2,085)	(0.9)%	$244,351	$245,400	$(1,049)	(0.4)%
Less capitalized loan origination costs	(24,313)	(34,401)	10,088	(29.3)%	(34,401)	(34,848)	447	(1.3)%
Occupancy and equipment	52,018	52,850	(832)	(1.6)%	52,850	53,362	(512)	(1.0)%
Information and computer data services	25,986	24,356	1,630	6.7%	24,356	24,386	(30)	(0.1)%
Payment and card processing services	21,195	20,544	651	3.2%	20,544	16,095	4,449	27.6%
Professional and legal expenses	14,005	22,274	(8,269)	(37.1)%	22,274	12,093	10,181	84.2%
Advertising and marketing	3,959	6,036	(2,077)	(34.4)%	6,036	6,412	(376)	(5.9)%
Deposit insurance	6,649	5,583	1,066	19.1%	5,583	6,516	(933)	(14.3)%
State and municipal business and use taxes	4,693	4,343	350	8.1%	4,343	4,355	(12)	(0.3)%
Real estate operations, net	(104)	(22)	(82)	372.7%	(22)	(190)	168	(88.4)%
Amortization of core deposit intangibles	5,279	6,571	(1,292)	(19.7)%	6,571	7,732	(1,161)	(15.0)%
Loss on extinguishment of debt	793	2,284	(1,491)	(65.3)%	2,284	—	2,284	nm
Miscellaneous	24,869	24,236	633	2.6%	24,236	22,712	1,524	6.7%
	$377,295	$379,005	$(1,710)	(0.5)%	$379,005	$364,025	$14,980	4.1%
COVID-19 expenses	—	436	(436)	(100.0)%	436	3,502	(3,066)	(87.5)%
Merger and acquisition-related expenses	—	660	(660)	(100.0)%	660	2,062	(1,402)	(68.0)%
Total non-interest expense	$377,295	$380,101	$(2,806)	(0.7)%	$380,101	$369,589	$10,512	2.8%

Non-interest expense for the year ended December 31, 2022 decreased as compared to the same period in 2021. The decrease was primarily due to a decrease in professional and legal expenses, a decrease in salary and employee benefits expense, and a decrease in advertising and marketing expense, partially offset by a decrease in capitalized loan origination costs.

Salary and employee benefits expenses decreased for the year ended December 31, 2022, compared to the prior year, primarily reflecting a reduction in staffing, partially offset by increases in salaries. Capitalized loan origination costs decreased for the year ended December 31, 2022, compared to the prior year, primarily due to decreases in production of one- to four-family residential and construction loans and the origination of SBA PPP loans during 2021. Information and computer data services expenses increased for the year ended December 31, 2022, compared to 2021, primarily due to an increase in computer software expenses. Professional and legal expense decreased for the year ended December 31, 2022 from the year ended December 31, 2021, primarily due to a decrease in consulting expense. Advertising and marketing expenses decreased for the year ended December 31, 2022 from the year ended December 31, 2021, primarily due to a reduction in direct mail marketing expenses. Deposit insurance expense increased for the year ended December 31, 2022, compared to the same period in 2021, due to an increase in our assessment rate during the second quarter of 2022.

For the year ended December 31, 2022, the Company recognized a $793,000 loss on extinguishment of debt as a result of the redemption of $50.5 million of junior subordinated debentures during the year, compared to a $2.3 million loss on extinguishment of debt as a result of the redemption of $8.2 million of junior subordinated debentures during the year ended December 31, 2021.
Income Taxes. For the year ended December 31, 2022, we recognized $45.4 million in income tax expense for an effective rate of 18.9%, which reflects our statutory tax rate reduced by the effect of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting. Our blended federal and state statutory income tax rate is 23.5%, representing a blend of the statutory federal income tax rate of 21.0% and apportioned effects of the state and local jurisdictions where we do business. For the year ended December 31, 2021, we recognized $45.5 million in income tax expense for an effective tax rate of 18.5%.

Comparison of Results of Operations for the Years Ended December 31, 2021 and 2020

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021 previously filed with the SEC.

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts. This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most deposit liabilities. Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to clients than to us. An exception to this generalization is the beneficial effect of interest rate floors on a portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly. However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of December 31, 2022, our loans with interest rate floors totaled $4.40 billion and had a weighted average floor rate of 4.15% compared to a current average note rate of 5.91%.  As of December 31, 2022, our loans with interest rates at their floors totaled $1.58 billion and had a weighted average note rate of 4.09%. The Company actively manages its exposure to interest rate risk through on-going adjustments to the mix of interest-earning assets and funding sources that affect the repricing speeds of loans, investments, interest-bearing deposits and borrowings.

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

The interest rate sensitivity analysis performed by us incorporates beginning-of-the-period rate, balance and maturity data, using various levels of aggregation of that data, as well as certain assumptions concerning the maturity, repricing, amortization and prepayment characteristics of loans and other interest-earning assets and the repricing and withdrawal of deposits and other interest-bearing liabilities into an asset/liability simulation model. We update and prepare simulation modeling at least quarterly for review by senior management and oversight by the directors. We believe the data and assumptions are realistic representations of our portfolio and possible outcomes under the various interest rate scenarios. Nonetheless, the interest rate sensitivity of our net interest income and net economic value of equity could vary substantially if different assumptions were used or if actual experience differs from the assumptions used.

The following table sets forth as of December 31, 2022, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

Table 20: Interest Rate Risk Indicators

	December 31, 2022
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+300	17,134	2.6%	44,449	3.3%	(424,550)	(11.6)%
+200	20,389	3.1	51,108	3.8	(251,748)	(6.9)
+100	14,509	2.2	36,020	2.6	(94,389)	(2.6)
0	—	—	—	—	—	—
-100	(25,785)	(3.9)	(65,771)	(4.8)	(10,575)	(0.3)
-200	(60,927)	(9.2)	(156,244)	(11.5)	(138,455)	(3.8)

(1)Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.  The targeted Federal Funds Rate was between 4.25% and 4.50% at December 31, 2022.

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

Table 21, Interest Sensitivity Gap, presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 2022.  The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At December 31, 2022, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $3.16 billion, representing a one-year cumulative gap to total assets ratio of 19.96%.

The following table provides a GAP analysis as of December 31, 2022 (dollars in thousands):

Table 21: Interest Sensitivity Gap

	December 31, 2022
	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$862,008	$63,509	$164,954	$29,937	$17,310	$1,234	$1,138,952
Fixed-rate mortgage loans	218,070	184,169	645,351	541,448	917,583	140,548	2,647,169
Adjustable-rate mortgage loans	1,043,322	282,077	1,012,983	1,194,247	413,931	38,226	3,984,786
Fixed-rate mortgage-backed securities	90,114	98,368	418,498	477,688	948,412	1,032,923	3,066,003
Adjustable-rate mortgage-backed securities	311,857	438	3,505	207	4,184	—	320,191
Fixed-rate commercial/agricultural loans	82,340	77,353	233,257	134,543	150,082	85,760	763,335
Adjustable-rate commercial/agricultural loans	826,123	23,418	62,506	55,838	11,620	38	979,543
Consumer and other loans	447,758	55,746	87,340	27,187	27,634	46,341	692,006
Investment securities and interest-earning deposits	394,088	23,160	103,580	54,165	315,570	428,694	1,319,257
Total rate sensitive assets	4,275,680	808,238	2,731,974	2,515,260	2,806,326	1,773,764	14,911,242
Interest-bearing liabilities: (2)
Interest-bearing checking accounts	265,119	162,582	546,341	412,136	644,069	679,842	2,710,089
Regular savings	160,141	72,702	259,125	215,274	393,542	710,370	1,811,154
Money market deposit accounts	233,241	126,887	428,290	326,618	520,835	562,416	2,198,287
Certificates of deposit	325,148	206,388	176,771	13,736	1,379	107	723,529
FHLB advances	50,000	—	—	—	—	—	50,000
Subordinated notes	—	—	100,000	—	—	—	100,000
Junior subordinated debentures	89,178	—	—	—	—	—	89,178
Retail repurchase agreements	232,799	—	—	—	—	—	232,799
Total rate sensitive liabilities	1,355,626	568,559	1,510,527	967,764	1,559,825	1,952,735	7,915,036
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$2,920,054	$239,679	$1,221,447	$1,547,496	$1,246,501	$(178,971)	$6,996,206
Cumulative excess of interest-sensitive assets	$2,920,054	$3,159,733	$4,381,180	$5,928,676	$7,175,177	$6,996,206	$6,996,206
Cumulative ratio of interest-earning assets to interest-bearing liabilities	315.40%	264.21%	227.56%	234.67%	220.34%	188.39%	188.39%
Interest sensitivity gap to total assets	18.44%	1.51%	7.71%	9.77%	7.87%	(1.13)%	44.19%
Ratio of cumulative gap to total assets	18.44%	19.96%	27.67%	37.44%	45.32%	44.19%	44.19%

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
(2)    Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest-bearing checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(2.54) billion, or (16.04)% of total assets at December 31, 2022.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits that are included in the average balance calculations reflected in Table 13, Analysis of Net Interest Spread.

Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible. The Bank’s objectives in using interest rate derivatives are to reduce volatility in net interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Bank uses interest rate swaps as part of its interest rate risk management strategy. The Bank enters into interest rate swaps with certain qualifying commercial loan clients. The Bank simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the client pays a fixed rate of interest and the Bank receives a floating rate.

During the fourth quarter of 2021, the Bank entered into interest rate swaps designated as cash flow hedges to hedge the variable cash flows associated with existing floating rate loans. These hedge contracts involve the receipt of fixed-rate amounts from a counterparty in exchange for the Bank making floating-rate payments over the life of the agreements without exchange of the underlying notional amount.  The Bank is a party to $400.0 million in notional amounts of these types of interest rate swaps at December 31, 2022

Based on our analysis of the interest rate risk scenarios and our strategies for managing our risk, management believes that our current level of interest rate risk is reasonable.

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

Our primary investing activity is the origination of loans and, in certain periods, the purchase of securities or loans.  During the years ended December 31, 2022 and 2021, our loan originations, including originations of loans held for sale, exceeded our loan repayments by $1.30 billion and $306.8 million, respectively.  During those same periods we purchased loans of $126.6 million and $5.1 million, respectively. This activity was funded primarily by the reduction in the balance of cash held as interest-bearing deposits. During the years ended December 31, 2022 and 2021, we received proceeds of $429.7 million and $1.32 billion, respectively, from the sale of loans.  Securities purchased during the years ended December 31, 2022 and 2021 totaled $850.6 million and $2.94 billion, respectively, and securities repayments, maturities and sales in those same periods were $639.4 million and $1.43 billion, respectively.

Our primary financing activity is gathering deposits. Total deposits decreased by $706.9 million during the year ended December 31, 2022, as core deposits decreased by $591.8 million and certificates of deposit decreased by $115.1 million. The decrease in total deposits during 2022 reflects the sale of four branches, which included the transfer of $178.2 million of related deposits, as well as an overall decline in market liquidity.  At December 31, 2022, core deposits totaled $12.90 billion, or 95% of total deposits, compared with $13.49 billion, or 94% of total deposits at December 31, 2021. Certificates of deposit are generally more vulnerable to competition and more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time. At December 31, 2022, certificates of deposit totaled $723.5 million, or 5% of our total deposits, including $531.6 million which were scheduled to mature within one year.  Certificates of deposit decreased from 6% of our total deposits at December 31, 2021.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our certificates of deposit as they mature.

We had $50.0 million of FHLB advances at both December 31, 2022 and December 31, 2021.  Other borrowings at December 31, 2022 decreased $31.7 million to $232.8 million following an increase of $79.7 million in 2021. Both the FHLB advances and other borrowings outstanding at December 31, 2022 mature during 2023.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities.  During the years ended December 31, 2022 and 2021, we used our sources of funds primarily to fund loan commitments and purchase securities.  At December 31, 2022, we had outstanding loan commitments totaling $4.17 billion, primarily relating to undisbursed loans in process and unused credit lines.  While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations. For the year ended December 31, 2023, we have $20.6 million of purchase obligations under contracts with our key vendors to provide services, mainly information technology related contracts. In addition, for the year ended December 31, 2023, we have $14.4 million of commitments under operating lease agreements.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB, which provided for advances that in the aggregate would equal the lesser of 45% of the Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock).  At December 31, 2022, under these credit facilities based on pledged collateral, the Bank had $2.99 billion of available credit capacity.  Advances under these credit facilities totaled $50.0 million at December 31, 2022.  In addition, the Bank has been approved for participation in the FRBSF’s Borrower-In-Custody program.  Under this program, based on pledged collateral, the Bank had available lines of credit of approximately $1.19 billion as of December 31, 2022, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans. We had no funds borrowed from the FRBSF at December 31, 2022 or 2021. At December 31, 2022, the Bank also had uncommitted federal funds line of credit agreements with other financial institutions totaling $125.0 million. No balances were outstanding under these agreements as of December 31, 2022 or 2021. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage. Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner’s primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.48 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2023 at this rate of $0.48 per share, our average total dividend paid each quarter would be approximately $16.4 million based on the number of outstanding shares at December 31, 2022. At December 31, 2022, Banner (on an unconsolidated basis) had liquid assets of $77.5 million.

During the year ended December 31, 2022, total shareholders’ equity decreased $233.9 million to $1.46 billion. At December 31, 2022, tangible common shareholders’ equity, which excludes goodwill and other intangible assets, was $1.07 billion, or 6.95% of tangible assets. See “Executive Overview” above for a reconciliation of total shareholders’ equity to tangible common shareholders’ equity, which is a non-GAAP financial measure.

Capital Requirements

Banner is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve.  The Bank, as state-chartered, federally insured commercial bank, is subject to the capital requirements established by the FDIC.

The capital adequacy requirements are quantitative measures established by regulation that require Banner and the Bank to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  In addition to the minimum capital ratios, the Bank has to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At December 31, 2022, Banner and the Bank each exceeded all current regulatory capital requirements to be “well-capitalized” and the fully phased-in capital conservation buffer requirement.

The following table shows the regulatory capital ratios for Banner and the Bank, as of December 31, 2022.

Table 22: Regulatory Capital Ratios

Capital Ratios	Banner Corporation	Banner Bank
Total capital to risk-weighted assets	14.04%	13.38%
Tier 1 capital to risk-weighted assets	12.13	12.27
Tier 1 capital to average leverage assets	9.45	9.55
Tier 1 common equity to risk-weighted assets	11.44	12.27

ITEM 7A – Quantitative and Qualitative Disclosures about Market Risk

See pages 66–69 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8 – Financial Statements and Supplementary Data

For financial statements, see index on page 77.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A – Controls and Procedures

The management of Banner is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (Exchange Act).  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that its objectives are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  As a result of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Further, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Controls Over Financial Reporting:  There was no change in our internal control over financial reporting during the fourth quarter of the period covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting:  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the effectiveness of its internal controls beginning on page 79 of this Annual Report on Form 10-K for the year ended December 31, 2022.

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

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since last disclosed to stockholders.

Code of Ethics

The Board of Directors has adopted a Code of Ethics and Business Conduct for our directors, officers (including its senior financial officers), and employees.  The Code of Ethics and Business Conduct was most recently approved by the Board of Directors on July 28, 2021; and the Code of Ethics and Business Conduct is reviewed by the Board on an annual basis.  The Code of Ethics and Business Conduct requires our officers, directors, and employees to maintain the highest standards of professional conduct.  A copy of the Code of Ethics and Business Conduct in substantially its current form was filed as an exhibit with Form 8-K on August 11, 2021 and is available without charge, upon request to Investor Relations, Banner Corporation, P.O. Box 907, Walla Walla, WA 99362.  The Code is also available on the Company’s website at www.bannerbank.com.

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

ITEM 11 – Executive Compensation

Information required by this item regarding management compensation and employment contracts, director compensation, and compensation committee interlocks and insider participation is incorporated by reference to the sections captioned “Executive Compensation,” “Directors’ Compensation,” and “Compensation Discussion and Analysis - Compensation and Human Capital Committee Interlocks and Insider Participation,” respectively, in the Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year.

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

(c) Change in Control

Banner is not aware of any arrangements, including any pledge by any person of securities of Banner, the operation of which may at a subsequent date result in a change in control of Banner.

(d) Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that were in effect at December 31, 2022:

	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	382,727	N/A	541,524
Equity compensation plans not approved by security holders	—	—	—
Total	382,727		541,524

(1)Represents shares that are issuable pursuant to awards of restricted stock units for which there is no applicable exercise price.
(2)All of the securities remaining available for future issuance under the equity compensation plans approved by security holders are available for issuance as stock awards.

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
	(3)	Exhibits
See Index of Exhibits on page 144.
(b)		Exhibits
See Index of Exhibits on page 144.

Item 16 - Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banner Corporation

Date: February 21, 2023	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark J. Grescovich	/s/ Peter J. Conner
Mark J. Grescovich	Peter J. Conner
President and Chief Executive Officer; Director	Executive Vice President, Treasurer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
Date: February 21, 2023	Date: February 21, 2023

/s/ John R. Layman	/s/ Paul J. Walsh
John R. Layman	Paul J. Walsh
Director	Director
Date: February 21, 2023	Date: February 21, 2023

/s/ Connie R. Collingsworth	/s/ Ellen R.M. Boyer
Connie R. Collingsworth	Ellen R.M. Boyer
Director	Director
Date: February 21, 2023	Date: February 21, 2023

/s/ Margot J. Copeland	/s/ David A. Klaue
Margot J. Copeland	David A. Klaue
Director	Director
Date: February 21, 2023	Date: February 21, 2023

/s/ Terry Schwakopf	/s/ Kevin F. Riordan
Terry Schwakopf	Kevin F. Riordan
Director	Director
Date: February 21, 2023	Date: February 21, 2023

/s/ Roberto R. Herencia	/s/ John Pedersen
Roberto R. Herencia	John Pedersen
Chairman of the Board	Director
Date: February 21, 2023	Date: February 21, 2023

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BANNER CORPORATION AND SUBSIDIARIES
(Item 8 and Item 15(a)(1))

February 21, 2023

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

February 21, 2023

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment and those criteria, management believes that, as of December 31, 2022, the Company maintained effective internal control over financial reporting.
The Company’s independent registered public accounting firm has audited the Company’s Consolidated Financial Statements that are included in this annual report and the effectiveness of our internal control over financial reporting as of December 31, 2022 and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8. The audit report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Banner Corporation and Subsidiaries

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Banner Corporation and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

As described in Notes 1 and 4 to the consolidated financial statements, the balance of the Company’s consolidated allowance for credit losses – loans was $141.5 million at December 31, 2022. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans held for investments to present the net carrying value at the amount expected to be collected on such financial assets. The measurement of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses – loans is maintained at a level sufficient to provide for expected credit losses over the life of the loan based on evaluating historical credit loss experience and making adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio. These factors include, among others, changes in the size and composition of the loan portfolio, differences in underwriting standards, delinquency rates, actual loss experience and current economic conditions. Management uses economic indicators to adjust the historical loss rates so that they better reflect management’s expectations of future conditions over the remaining lives of the loans in the portfolio based on reasonable and supportable forecasts. These economic indicators are selected based on correlation to the Company’s historical credit loss experience and are evaluated for each loan category. Management also considers qualitative and environmental factors for each loan category to adjust for differences between the historical periods used to calculate historical loss rates and expected conditions over the remaining lives of the loans in the portfolio.

We identified the estimation and application of forecasted economic conditions used in the allowance for credit losses – loans as a critical audit matter. The economic forecast component of the allowance for credit losses – loans is used to compare the conditions that existed during the historical period to current conditions and future expectations, and to make adjustments to the historical data accordingly. Auditing the estimation of forecasted economic conditions and the method by which management applied these forecasts to the allowance for credit losses – loans involved especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.

The primary procedures we performed to address this critical audit matter included:

•Testing the design, implementation, and operating effectiveness of controls relating to management’s calculation of the allowance for credit losses – loans, including controls over the selection and implementation of the forecasted economic conditions used.
•Obtaining management’s analysis and supporting documentation related to the forecasted economic conditions, and testing whether the forecasts used in the calculation of the allowance for credit losses are reasonable and supportable based on the analysis provided by management.
•Testing the appropriateness of the methodology and assumptions used in the calculation of the allowance for credit losses, testing completeness and accuracy of the data used in the calculation, testing application of the forecasted economic conditions determined by management and used in the calculation, and recalculating the impact of the forecast on the allowance for credit losses – loans balance.

We identified the estimation of qualitative and environmental factors used in the allowance for credit losses – loans as a critical audit matter. The qualitative and environmental factors are used to estimate credit losses related to matters that are not captured in the historical loss rates, and are based on management’s evaluation of available internal and external data. Auditing management’s judgments regarding the qualitative and environmental factors applied to the allowance for credit losses - loans involved especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.

The primary procedures we performed to address this critical audit matter included:

•Testing the design, implementation, and operating effectiveness of controls relating to management’s calculation of the allowance for credit losses, including controls over the determination of the qualitative and environmental factors used.
•Obtaining management’s analysis and supporting documentation related to the qualitative and environmental factors, and testing whether the environmental and qualitative factors used in the calculation of the allowance for credit losses – loans are supported by the analysis provided by management.
•Testing the appropriateness of the methodology and assumptions used in the calculation of the allowance for credit losses, testing completeness and accuracy of the data used in the calculation, testing application of the environmental and qualitative factors determined by management and used in the calculation, and recalculating the allowance for credit losses balance.

We identified management’s risk ratings of loans which are used in the allowance for credit losses – loans as a critical audit matter. The Company uses internally determined risk ratings as credit indicators to classify loans into pools and to estimate expected loss rates for each of the loan pools. Those loan pools are then included in the calculation of the allowance for credit losses – loans. Auditing management’s judgments regarding risk ratings of loans involved especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.

The primary procedures we performed to address this critical audit matter included:

•Testing the design, implementation, and operating effectiveness of controls over the accuracy of risk ratings of loans.
•Testing a risk-based, targeted selection of loans to gain substantive evidence that the Company is appropriately rating these loans in accordance with its policies, and that the risk ratings for the loans are reasonable.
•Testing the completeness and accuracy of the loan data used in the allowance for credit losses calculation, including application of the loan risk ratings determined by management and used in the calculation, and recalculating the allowance for credit losses – loans balance.

/s/ Moss Adams LLP

Spokane, Washington
February 21, 2023

We have served as the Company’s auditor since 2004.

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except shares)
December 31, 2022 and 2021

ASSETS	December 31, 2022	December 31, 2021
Cash and due from banks	$198,154	$358,461
Interest-bearing deposits	44,908	1,775,839
Total cash and cash equivalents	243,062	2,134,300
Securities—trading	28,694	26,981
Securities—available-for-sale, amortized cost $3,218,777 and $3,653,160, respectively	2,789,031	3,638,993
Securities—held-to-maturity, net of allowance for credit losses of $379 and $433, respectively	1,117,588	520,922
Total securities	3,935,313	4,186,896
Federal Home Loan Bank (FHLB) stock	12,000	12,000
Securities purchased under agreements to resell	300,000	300,000
Loans held for sale (includes $51,779 and $39,775, at fair value, respectively)	56,857	96,487
Loans receivable	10,146,724	9,084,763
Allowance for credit losses – loans	(141,465)	(132,099)
Net loans receivable	10,005,259	8,952,664
Accrued interest receivable	57,284	42,916
Real estate owned (REO), held for sale, net	340	852
Property and equipment, net	138,754	148,759
Goodwill	373,121	373,121
Other intangibles, net	9,440	14,855
Bank-owned life insurance (BOLI)	297,565	244,156
Deferred tax assets, net	178,131	71,138
Operating lease right-of-use assets	49,283	55,257
Other assets	177,022	171,471
Total assets	$15,833,431	$16,804,872
LIABILITIES
Deposits:
Non-interest-bearing	$6,176,998	$6,385,177
Interest-bearing transaction and savings accounts	6,719,531	7,103,125
Interest-bearing certificates	723,530	838,631
Total deposits	13,620,059	14,326,933
Advances from FHLB	50,000	50,000
Other borrowings	232,799	264,490
Subordinated notes, net	98,947	98,564
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	74,857	119,815
Operating lease liabilities	55,205	59,756
Accrued expenses and other liabilities	200,839	148,303
Deferred compensation	44,293	46,684
Total liabilities	14,376,999	15,114,545
COMMITMENTS AND CONTINGENCIES (Note 20)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 34,194,018 shares issued and outstanding at December 31, 2022; 34,252,632 shares issued and outstanding at December 31, 2021	1,293,959	1,299,381
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2022; no shares issued and outstanding at December 31, 2021	—	—
Retained earnings	525,242	390,762
Carrying value of shares held in trust for stock-based compensation plans	(6,905)	(7,435)
Liability for common stock issued to stock related compensation plans	6,905	7,435
Accumulated other comprehensive (loss) income	(362,769)	184
Total shareholders’ equity	1,456,432	1,690,327
Total liabilities and shareholders’ equity	$15,833,431	$16,804,872
See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for per share amounts)
For the Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
INTEREST INCOME:
Loans receivable	$450,916	$445,731	$466,360
Mortgage-backed securities	67,585	45,723	31,792
Securities and cash equivalents	54,068	29,046	20,994
Total interest income	572,569	520,500	519,146
INTEREST EXPENSE:
Deposits	10,124	11,770	25,015
FHLB advances	489	2,592	5,023
Other borrowings	377	467	603
Subordinated debt	8,400	8,780	7,204
Total interest expense	19,390	23,609	37,845
Net interest income	553,179	496,891	481,301
PROVISION (RECAPTURE) FOR CREDIT LOSSES	10,364	(33,388)	67,875
Net interest income after provision (recapture) for credit losses	542,815	530,279	413,426
NON-INTEREST INCOME
Deposit fees and other service charges	44,459	39,495	34,384
Mortgage banking operations	10,834	33,948	51,083
BOLI	7,794	5,000	5,972
Miscellaneous	6,805	12,875	6,821
	69,892	91,318	98,260
Net (loss) gain on sale of securities	(3,248)	482	1,012
Net change in valuation of financial instruments carried at fair value	807	4,616	(656)
Gain on sale of branches, including related deposits	7,804	—	—
Total non-interest income	75,255	96,416	98,616
NON-INTEREST EXPENSE:
Salary and employee benefits	242,266	244,351	245,400
Less capitalized loan origination costs	(24,313)	(34,401)	(34,848)
Occupancy and equipment	52,018	52,850	53,362
Information and computer data services	25,986	24,356	24,386
Payment and card processing services	21,195	20,544	16,095
Professional and legal expenses	14,005	22,274	12,093
Advertising and marketing	3,959	6,036	6,412
Deposit insurance	6,649	5,583	6,516
State and municipal business and use taxes	4,693	4,343	4,355
Real estate operations, net	(104)	(22)	(190)
Amortization of core deposit intangibles	5,279	6,571	7,732
Loss on extinguishment of debt	793	2,284	—
Miscellaneous	24,869	24,236	22,712
	377,295	379,005	364,025
COVID-19 expenses	—	436	3,502
Merger and acquisition - related expenses	—	660	2,062
Total non-interest expense	377,295	380,101	369,589
Income before provision for income taxes	240,775	246,594	142,453
PROVISION FOR INCOME TAXES	45,397	45,546	26,525
NET INCOME	$195,378	$201,048	$115,928

Earnings per common share:
Basic	$5.70	$5.81	$3.29
Diluted	$5.67	$5.76	$3.26
Cumulative dividends declared per common share	$1.76	$1.64	$1.23

Weighted average number of common shares outstanding:
Basic	34,264,322	34,610,056	35,264,252
Diluted	34,459,922	34,919,188	35,528,848
See notes to the consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
For the Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
NET INCOME	$195,378	$201,048	$115,928
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF INCOME TAXES:
Unrealized holding (loss) gain on securities—available-for-sale arising during the period	(418,827)	(80,073)	45,247
Income tax benefit (expense) related to securities—available-for-sale unrealized holding losses	100,518	19,217	(10,860)
Reclassification for net loss (gain) on securities—available-for-sale realized in earnings	3,248	(498)	(454)
Income tax (benefit) expense related to securities—available-for-sale realized gains	(780)	120	109
Unrealized loss on securities transferred from available-for-sale to held-to-maturity	(34,596)	—	—
Income tax benefit related to securities transferred from available-for-sale to held-to-maturity	8,303	—	—
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	2,625	—	—
Income tax benefit related to amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	(630)	—	—
Net unrealized loss on interest rate swaps used in cash flow hedges	(25,223)	(1,261)	—
Income tax benefit related to interest rate swaps used in cash flow hedges	6,054	302	—
Changes in fair value of junior subordinated debentures related to instrument specific credit risk	(5,560)	(10,419)	2,330
Income tax benefit (expense) related to junior subordinated debentures	1,334	2,501	(559)
Reclassification of fair value of junior subordinated debentures redeemed	765	1,613	—
Income tax expense related to junior subordinated debentures redeemed	(184)	(387)	—
Other comprehensive (loss) income	(362,953)	(68,885)	35,813
COMPREHENSIVE (LOSS) INCOME	$(167,575)	$132,163	$151,741

See notes to the consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except shares)
For the Years Ended December 31, 2022, 2021 and 2020

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2020	35,751,576	$1,373,940	$186,838	$33,256	$1,594,034
New credit standard (ASC 326) - impact in year of adoption, net of tax			(11,215)		(11,215)
Net income			115,928		115,928
Other comprehensive income, net of income tax				35,813	35,813
Accrual of dividends on common stock ($1.23/share-cumulative)			(44,235)		(44,235)
Repurchase of common stock	(624,780)	(31,775)			(31,775)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	32,404	7,714			7,714
Balance, December 31, 2020	35,159,200	$1,349,879	$247,316	$69,069	$1,666,264

Balance, January 1, 2021	35,159,200	$1,349,879	$247,316	$69,069	$1,666,264
Net income			201,048		201,048
Other comprehensive loss, net of income tax				(68,885)	(68,885)
Accrual of dividends on common stock ($1.64/share-cumulative)			(57,602)		(57,602)
Repurchase of common stock	(1,050,000)	(56,528)			(56,528)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	143,432	6,030			6,030
Balance, December 31, 2021	34,252,632	$1,299,381	$390,762	$184	$1,690,327

Balance, January 1, 2022	34,252,632	$1,299,381	$390,762	$184	$1,690,327
Net income			195,378		195,378
Other comprehensive loss, net of income tax				(362,953)	(362,953)
Accrual of dividends on common stock ($1.76/share-cumulative)			(60,898)		(60,898)
Repurchase of common stock	(200,000)	(10,960)			(10,960)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	141,386	5,538			5,538
Balance, December 31, 2022	34,194,018	$1,293,959	$525,242	$(362,769)	$1,456,432

See notes to the consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
OPERATING ACTIVITIES:
Net income	$195,378	$201,048	$115,928
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	16,933	17,345	18,130
Deferred income and expense, net of amortization	(3,757)	(38,786)	(15,040)
Capitalized loan servicing rights, net of amortization	1,326	(1,805)	(894)
Amortization of core deposit intangibles	5,279	6,571	7,732
Loss (gain) on sale of securities, net	3,248	(482)	(1,012)
Net change in valuation of financial instruments carried at fair value	(807)	(4,616)	656
Reinvested dividends – equity securities	—	—	(353)
Gain on sale of branches, including related deposits	(7,804)	—	—
Decrease (increase) in deferred taxes	7,624	16,357	(13,963)
Increase (decrease) in current taxes payable	8,250	(3,643)	(2,193)
Stock-based compensation	8,870	9,258	9,168
Net change in cash surrender value of BOLI	(7,100)	(4,685)	(5,030)
Gain on sale of loans, excluding capitalized servicing rights	(4,556)	(26,140)	(43,304)
Loss (gain) on disposal of real estate held for sale and property and equipment, net	102	(2,305)	859
Provision (recapture) for credit losses	10,364	(33,388)	67,875
Provision for losses on real estate held for sale	—	—	45
Loss on extinguishment of debt	765	2,284	—
Origination of loans held for sale	(406,915)	(1,102,663)	(1,461,872)
Proceeds from sales of loans held for sale	415,635	1,276,111	1,471,828
Net change in:
Other assets	(39,028)	2,200	(27,559)
Other liabilities	34,244	(11,083)	4,385
Net cash provided from operating activities	238,051	301,578	125,386
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(659,905)	(2,805,251)	(1,361,132)
Principal repayments and maturities of securities—available-for-sale	368,996	1,314,484	474,876
Proceeds from sales of securities—available-for-sale	214,335	83,663	150,374
Purchases of securities—held-to-maturity	(190,645)	(135,615)	(222,094)
Principal repayments and maturities of securities—held-to-maturity	56,056	32,487	33,848
Purchases of equity securities	—	(4,750)	(1,060,000)
Proceeds from sales of equity securities	—	4,796	1,060,695
Loan (originations) repayments, net	(897,505)	795,892	(561,338)
Purchases of loans and participating interest in loans	(126,556)	(5,086)	(2,510)
Proceeds from sales of other loans	14,034	46,028	19,469
Net cash paid related to branch divestiture	(168,137)	—	—
Purchases of property and equipment	(14,724)	(10,493)	(12,803)
Proceeds from sale of real estate held for sale and sale of other property	6,088	11,759	8,893
Proceeds from FHLB stock repurchase program	15,080	4,358	52,169
Purchase of FHLB stock	(15,080)	—	(40,185)
Purchase of securities purchased under agreements to resell	—	(300,000)	—
Investment in bank-owned life insurance	(50,053)	(50,053)	(83)
Other	3,459	2,355	5,197
Net cash used by investing activities	(1,444,557)	(1,015,426)	(1,454,624)
(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued) (in thousands)
For the Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
FINANCING ACTIVITIES:
(Decrease) increase in deposits, net	(528,672)	1,759,638	2,518,654
Repayment of long term FHLB borrowing	(50,000)	(100,000)	—
Advances (repayments) of overnight and short-term FHLB borrowings, net	50,000	—	(300,000)
(Decrease) increase in other borrowings, net	(31,690)	79,704	66,311
Net proceeds from issuance of subordinated notes	—	—	98,027
Repayment of junior subordinated debentures	(50,518)	(8,248)	—
Proceeds from redemption of trust securities related to junior subordinated debentures	1,518	248	—
Cash dividends paid	(61,078)	(57,621)	(94,078)
Cash paid for repurchase of common stock	(10,960)	(56,528)	(31,775)
Taxes paid related to net share settlement for equity awards	(3,332)	(3,228)	(1,453)
Net cash (used by) provided from financing activities	(684,732)	1,613,965	2,255,686
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,891,238)	900,117	926,448
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,134,300	1,234,183	307,735
CASH AND CASH EQUIVALENTS, END OF YEAR	$243,062	$2,134,300	$1,234,183

	2022	2021	2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$18,583	$24,278	$40,942
Taxes paid	24,885	29,017	39,672
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Transfer of loans to real estate owned and other repossessed assets	—	512	1,602
Dividends accrued but not paid until after period end	1,158	1,338	1,357
Loans, held-for-sale, transferred to portfolio	35,466	—	—
Securities, available-for-sale, transferred to held-to-maturity	462,159	—	—
DISPOSITIONS:
Assets divested	(1,539)	—	—
Liabilities divested	(178,209)	—	—

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:  Banner Corporation (Banner or the Company) is a bank holding company incorporated in the State of Washington.  The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, Banner Bank (the Bank). The Bank is a Washington-chartered commercial bank that conducts business from its headquarters in Walla Walla, Washington and, as of December 31, 2022, its 137 branch offices located in Washington, Oregon, California and Idaho. The Bank also has 18 loan production offices located in Washington, Oregon, California, Idaho and Utah.  Banner is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  The Bank is subject to regulation by the Washington State Department of Financial Institutions, Division of Banks (the DFI) and the Federal Deposit Insurance Corporation (the FDIC).

Basis of Presentation and Principles of Consolidation:  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All material intercompany transactions, profits and balances have been eliminated. The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and under the rules and regulations of the U.S. Securities and Exchange Commission (the SEC). At December 31, 2022, the Company had five wholly-owned subsidiary grantor trusts (the Trusts), each of which issued trust preferred securities (TPS) and common securities. The Trusts are not consolidated in the Company’s consolidated financial statements.

Subsequent Events: The Company has evaluated events and transactions subsequent to December 31, 2022 through the date that the consolidated financial statements were issued for potential recognition or disclosure.

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

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Banner’s consolidated financial statements.  These policies relate to (i) determination of the provision and allowance for credit losses, (ii) the valuation of financial assets and liabilities recorded at fair value, (iii) the valuation of intangible assets, such as goodwill, (iv) the valuation or recognition of deferred tax assets and liabilities and (v) the determination of estimated losses from legal proceedings and other contingent matters pending. Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the Consolidated Financial Statements to these critical accounting estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company’s financial condition and operating results in future periods.

Securities: Debt securities are classified as held-to-maturity when the Company has the ability and positive intent to hold them to maturity.  Debt securities classified as available-for-sale are available for future liquidity requirements and may be sold prior to maturity.  Debt securities classified as trading are also available for future liquidity requirements and may be sold prior to maturity.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Debt securities classified as held-to-maturity are carried at cost, net of the allowance for credit losses - securities, adjusted for amortization of premiums to the earliest callable date and accretion of discounts to maturity.  Debt securities classified as available-for-sale are measured at fair value.  Unrealized holding gains and losses on debt securities classified as available-for-sale are excluded from earnings and are reported net of tax as accumulated other comprehensive income (AOCI), a component of shareholders’ equity, until realized.  Debt securities classified as trading are also measured at fair value.  Unrealized holding gains and losses on securities classified as trading are included in earnings.  Realized gains and losses on sale are computed on the specific identification method and are included in earnings on the trade date sold. Equity securities are measured at fair value with changes in the fair value recognized through net income.

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

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings.  If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized costs, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  Projected cash flows are discounted by the current effective interest rate.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to AOCI.

Changes in the allowance for credit losses are recorded as provision for (or recapture of) credit losses. Losses are charged against the allowance when management believes the non-collectability of an available-for-sale or held-to-maturity security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Investment in FHLB Stock: FHLB stock does not have a readily determinable fair value. The Bank’s investment in FHLB stock is carried at cost or par value ($100 per share) and evaluated for impairment based on the Bank’s expectations of the ultimate recoverability of the stock’s par value. Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par, therefore there has been no observable changes in market prices. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances.

Management periodically evaluates FHLB stock for impairment. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the client base of the FHLB, and (4) the liquidity position of the FHLB. The Company has determined there is no impairment on the FHLB stock investment as of December 31, 2022 and 2021.

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

Loans Held for Sale: Residential one- to four-family and multifamily mortgage loans originated with the intent to be sold in the secondary market are considered held for sale. Residential one- to four-family loans under best effort delivery commitments are carried at the lower of aggregate cost or estimated market value. Residential one- to four-family loans expected to be delivered under mandatory commitments are carried at fair value in order to match changes in the value of the loans with the value of the related economic hedges on the loans. Fair values for residential mortgage loans held for sale are determined by comparing actual loan rates to current secondary market prices for similar loans. The multifamily held for sale loans originated prior to April 1, 2020 were carried at fair value in order to match changes in the value of the loans with the value of the related economic hedges on the loans. Fair values for multifamily loans held for sale are calculated based on discounted cash flows using a discount rate that is a combination of market spreads for similar loan types added to selected index rates. The multifamily held for sale loans originated subsequent to March 31, 2020 are carried at the lower of cost or market. Net unrealized losses on loans held for sale that are carried at lower of cost or market are recognized through the valuation allowance as charges to income.  Non-refundable fees and direct loan origination costs related to loans held for sale carried at the lower of cost or market are recognized as part of the cost basis of the loan. Gains and losses on sales of loans held for sale are determined using the aggregate method and are recorded in the mortgage banking operations component of non-interest income. For the years ended December 31, 2022 and 2021, we recorded net gains on loans sold of $7.8 million and $34.5 million, respectively.

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

Provision and Allowance for Credit Losses - Loans:  The methodology for determining the allowance for credit losses - loans is considered a critical accounting estimate by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for credit losses - loans. Among the material estimates required to establish the allowance for credit losses - loans are: a reasonable and supportable forecast; a reasonable and supportable forecast period and reversion period; value of collateral; strength of guarantors; the amount and timing of future cash flows for loans individually evaluated; and determination of the qualitative loss factors. All of these estimates are susceptible to significant change. The allowance for credit losses - loans is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. The Bank has elected to exclude accrued interest receivable from the amortized cost basis in their estimate of the allowance for credit losses - loans. The provision for credit losses reflects the amount required to maintain the allowance for credit losses - loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. The Company has established systematic methodologies for the determination of the adequacy of the Company’s allowance for credit losses - loans. The methodologies are set forth in a formal policy and take into consideration the need for a valuation allowance for loans evaluated on a collective (pool) basis which have similar risk characteristics as well as allowances that are tied to individual loans that do not share risk characteristics.

The Company increases its allowance for credit losses - loans by charging the provision for credit losses. Losses related to specific assets are applied as a reduction of the carrying value of the assets and charged against the allowance for credit loss reserve when management believes the uncollectibility of a loan balance is confirmed. Recoveries on previously charged off loans are credited to the allowance for credit losses - loans.

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

For loans evaluated collectively, management uses economic indicators to adjust the historical loss rates so that they better reflect management’s expectations of future conditions over the remaining lives of the loans in the portfolio based on reasonable and supportable forecasts. These economic indicators are selected based on correlation to the Company’s historical credit loss experience and are evaluated for each loan category. The economic indicators evaluated include the unemployment rate, gross domestic product, real estate price indices and growth, industrial employment, corporate profits, the household consumer debt service ratio, the household mortgage debt service ratio, and single family median home price growth. Management considers various economic scenarios and forecasts when evaluating the economic indicators and weighs the probability of various scenarios to arrive at the forecast that most reflects management’s expectations of future conditions. The allowance for credit losses is then adjusted for the period in which those forecasts are considered to be reasonable and supportable. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the adjustments discontinue to be applied so that the model reverts back to the historical loss rates using a straight line reversion method. Management selected a reasonable and supportable forecast period of 12 months with a reversion period of 12 months. Both the reasonable and supportable forecast period and the reversion period are periodically reviewed by management.

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

Some of the Bank’s loans are reported as troubled debt restructures (TDRs).  Loans are reported as TDRs when the Bank grants a concession to a borrower experiencing financial difficulties that it would not otherwise consider.  Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk.  The allowance for credit losses on a TDR is determined using the same method as all other loans held for investment, except when the value of the concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method the allowance for credit losses is determined by discounting the expected future cash flows at the original interest rate of the loan.

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

Leases: The Company leases retail space, office space, storage space, and equipment under operating leases. Most leases require the Company to pay real estate taxes, maintenance, insurance and other similar costs in addition to the base rent. Certain leases also contain lease incentives, such as tenant improvement allowances and rent abatement. Variable lease payments are recognized as lease expense as they are incurred. We record an operating lease right of use (ROU) asset and an operating lease liability (lease liability) for operating leases with a lease term greater than 12 months.

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

Mortgage and Small Business Administration (SBA) Servicing Rights: Servicing assets are recognized as separate assets when rights are acquired through purchase or sale of loans.  Generally, purchased servicing rights are capitalized at the cost to acquire the rights.  For sales of mortgage and SBA loans, the fair value of the servicing right is estimated and capitalized.  Fair values are estimated based on an independent dealer analysis of discounted cash flows. Capitalized mortgage servicing rights are reported in other assets and are amortized into mortgage banking operations in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Capitalized SBA servicing rights are reported in other assets and are carried at fair value. Changes in the fair value of SBA servicing rights are recognized into miscellaneous non-interest income.

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

Bank-Owned Life Insurance:  The Bank has purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental income, salary continuation and deferred compensation retirement plans.  These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans.  It is the Bank’s intent to hold these policies as a long-term investment; however, there may be an income tax impact if the Bank chooses to surrender certain policies.  Although the lives of individual current or former management-level employees are insured, the Bank is the respective owner and sole or partial beneficiary. BOLI is carried at the cash surrender value (CSV) of the underlying insurance contract. Changes in the CSV and any death benefits received in excess of the CSV are recognized as non-interest income.

Derivative Instruments:  Derivatives include “off-balance-sheet” financial products, the value of which is dependent on the value of underlying financial assets, such as stock, bonds, foreign currency, or a reference rate or index.  Such derivatives include “forwards,” “futures,” “options” or “swaps.”  The Bank uses an interest rate swap program which involves the receipt of fixed-rate amounts from a counterparty in exchange for variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Such derivatives are used to hedge the variable cash flows associated with existing variable-rate assets. These interest rate swaps qualify as cash flow hedging instruments so gains and losses are recorded in AOCI to the extent the hedge is effective. Gains and losses on the interest rate swaps are reclassified from AOCI to earnings in the period the hedged transaction affects earnings and are included in interest income. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. The Bank is a party to $400.0 million in notional amounts of these types of interest rate swaps at December 31, 2022.

In addition, the Bank uses an interest rate swap program for commercial loan clients that provides the client with a variable rate loan and enters into an interest rate swap allowing them to effectively fix their loan interest rates.  These client swaps are matched with third party swaps with qualified broker/dealer or banks to offset the risk.  At December 31, 2022, the Bank had $440.7 million in notional amounts of these client interest rate swaps outstanding, with an equal amount of offsetting third party swaps also in place.  The fair value adjustments for these swaps are reflected in other assets or other liabilities as appropriate.

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

Business Segments:  The Company is managed by legal entity and not by lines of business.  The Bank is a community oriented commercial bank chartered in the State of Washington.  The Bank’s primary business is that of a traditional banking institution, gathering deposits and originating loans for portfolio in its respective primary market areas.  The Bank offers a wide variety of deposit products to its consumer and commercial clients.  Lending activities include the origination of real estate, commercial/agriculture business and consumer loans.  The Bank is also an active participant in the secondary market, originating residential loans for sale on both a servicing released and servicing retained basis.  In addition to interest income on loans and investment securities, the Bank receives other income from deposit service charges, loan servicing fees and from the sale of loans and investments.  The performance of the Bank is reviewed by the Company’s executive management and Board of Directors on a monthly basis.  All of the executive officers of the Company are members of the Bank’s management team. The Company has determined that its current business and operations consist of a single business segment and a single reporting unit.

Reclassification:  Certain reclassifications have been made to the prior years’ consolidated financial statements and/or schedules to conform to the current year’s presentation.  These reclassifications may have an impact on certain reported amounts and ratios for the prior periods.  These reclassifications had no effect on retained earnings or net income as previously presented and the effect of these reclassifications is considered immaterial.

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

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of Sunset Date of Topic 848. This ASU defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. This deferral of the sunset date is in response to the extension of the publication cessation date to June 30, 2023 noted above which was beyond the current sunset date of December 31, 2022. The amendments in this ASU are effective upon the issuance date of December 2022.

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

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments in this ASUs are effective upon the issuance date of March 12, 2020, and applies to contract modifications made and new hedging relationships entered into through December 31, 2022.

The Company has elected certain expedients related to individual hedge relationships. The Company will be able to use other expedients in the Reference Rate Reform guidance to manage through the transition from LIBOR, specifically as they relate to loans, leases and hedging relationships. The adoption of this accounting guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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

The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, as the Company previously adopted the amendments in ASU 2016-13, which is commonly referred to as the current expected credit loss methodology, on January 1, 2020. These amendments should be applied prospectively, though for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

Note 3: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities at December 31, 2022 and December 31, 2021 are summarized as follows (in thousands):

	December 31, 2022
	Amortized Cost	Fair Value
Trading:
Corporate bonds	$27,203	$28,694
	$27,203	$28,694

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$56,344	$8	$(1,244)	$—	$55,108
Municipal bonds	301,449	530	(40,770)	—	261,209
Corporate bonds	133,334	—	(11,481)	—	121,853
Mortgage-backed or related securities	2,505,172	885	(366,721)	—	2,139,336
Asset-backed securities	222,478	40	(10,993)	—	211,525
	$3,218,777	$1,463	$(431,209)	$—	$2,789,031

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$312	$—	$(7)	$305	$—
Municipal bonds	503,117	109	(70,907)	432,319	(183)
Corporate bonds	2,961	—	(16)	2,945	(196)
Mortgage-backed or related securities	611,577	—	(104,966)	506,611	—
	$1,117,967	$109	$(175,896)	$942,180	$(379)

	December 31, 2021
	Amortized Cost	Fair Value
Trading:
Corporate bonds	$27,203	$26,981
	$27,203	$26,981

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$201,101	$852	$(621)	$—	$201,332
Municipal bonds	293,761	15,171	(320)	—	308,612
Corporate bonds	114,427	3,103	(183)	—	117,347
Mortgage-backed or related securities	2,837,480	17,749	(49,961)	—	2,805,268
Asset-backed securities	206,391	52	(9)	—	206,434
	$3,653,160	$36,927	$(51,094)	$—	$3,638,993

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$316	$3	$—	$319	$—
Municipal bonds	420,555	20,743	(1,393)	439,905	(203)
Corporate bonds	3,092	—	(3)	3,089	(230)
Mortgage-backed or related securities	97,392	1,171	(23)	98,540	—
	$521,355	$21,917	$(1,419)	$541,853	$(433)

Accrued interest receivable on held-to-maturity debt securities was $4.8 million and $3.3 million as of December 31, 2022 and December 31, 2021, and was $12.4 million and $10.1 million on available-for-sale debt securities at December 31, 2022 and December 31, 2021, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Statements of Financial Condition and is excluded from the calculation of the allowance for credit losses.

At December 31, 2022 and December 31, 2021, the gross unrealized losses and the fair value for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	December 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$33,407	$(882)	$16,732	$(362)	$50,139	$(1,244)
Municipal bonds	188,920	(25,592)	33,907	(15,178)	222,827	(40,770)
Corporate bonds	108,187	(9,547)	13,066	(1,934)	121,253	(11,481)
Mortgage-backed or related securities	930,566	(90,537)	1,159,110	(276,184)	2,089,676	(366,721)
Asset-backed securities	201,437	(10,993)	—	—	201,437	(10,993)
	$1,462,517	$(137,551)	$1,222,815	$(293,658)	$2,685,332	$(431,209)

	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$—	$—	$71,306	$(621)	$71,306	$(621)
Municipal bonds	40,397	(221)	8,541	(99)	48,938	(320)
Corporate bonds	8,009	(121)	9,938	(62)	17,947	(183)
Mortgage-backed or related securities	1,307,411	(38,028)	721,454	(11,933)	2,028,865	(49,961)
Asset-backed securities	3,382	(9)	—	—	3,382	(9)
	$1,359,199	$(38,379)	$811,239	$(12,715)	$2,170,438	$(51,094)

At December 31, 2022, there were 298 securities—available-for-sale with unrealized losses, compared to 97 at December 31, 2021.  Management does not believe that any individual unrealized loss as of December 31, 2022 or December 31, 2021 resulted from credit loss.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

There were no sales of securities—trading for the years ended December 31, 2022, 2021 or 2020. There were no securities—trading in a nonaccrual status at December 31, 2022 or December 31, 2021.  Net unrealized holding gains of $1.7 million were recognized in 2022 and net unrealized holding gains of $2.0 million were recognized 2021.

The following table presents gross gains and losses on sales and partial calls of securities available-for-sale (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Available-for-Sale:
Gross Gains	$522	$993	$899
Gross Losses	(3,770)	(495)	(445)
Balance, end of the period	$(3,248)	$498	$454

There were no securities—available-for-sale in a nonaccrual status at December 31, 2022 and 2021.

The Company sold no held-to-maturity securities and had no partial calls of securities during the year ended December 31, 2022 and sold one held-to-maturity security with a resulting net gain of $3,000 and had partial calls of securities that resulted in a net loss of $65,000 during the year ended December 31, 2021. There were no sales of securities—held-to-maturity during the year ended December 31, 2020, although there were partial calls of securities that resulted in a net loss of $216,000 for the year ended December 31, 2020. There were no securities—held-to-maturity in a nonaccrual status at December 31, 2022 and 2021.

During the year ended December 31, 2022, the Company sold no equity securities, compared to a $4.8 million equity security with a resulting net gain of $46,000 during the year ended December 31, 2021, and two equity securities totaling $1.06 billion for the year ended December 31, 2020 with a resulting net loss of $177,000. During the year ended December 31, 2020, the Company also sold Visa Class B stock with a net gain of $519,000. The stock was previously carried at a zero-cost basis due to transfer restrictions and uncertainty of litigation.

The following table presents the amortized cost and estimated fair value of securities at December 31, 2022, by contractual maturity and does not reflect any required periodic payments (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	December 31, 2022
	Trading		Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$—	$—	$3,624	$3,587	$19,371	$19,161
Maturing after one year through five years	—	—	243,507	227,123	26,852	26,090
Maturing after five years through ten years	—	—	526,454	472,026	21,832	20,756
Maturing after ten years	27,203	28,694	2,445,192	2,086,295	1,049,912	876,173
	$27,203	$28,694	$3,218,777	$2,789,031	$1,117,967	$942,180

The following table presents, as of December 31, 2022, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	December 31, 2022
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$261,878	$264,582	$231,405
Interest rate swap counterparties	6,384	6,826	6,202
Repurchase transaction accounts	330,728	339,227	277,369
Other	2,450	2,450	2,416
Total pledged securities	$601,440	$613,085	$517,392

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit ratings which are reviewed and updated quarterly. The Company’s non-rated held-to-maturity debt securities are primarily United States government sponsored enterprise debentures carrying minimal to no credit risk. The non-rated corporate bonds primarily consist of Community Reinvestment Act related bonds secured by loan instruments from low to moderate income borrowers. The remaining non-rated held-to-maturity debt securities balance is comprised of local municipal debt from within the Company’s geographic footprint and is monitored through quarterly or annual financial review. This municipal debt is predominately essential service or unlimited general obligation backed debt. The following tables summarize the amortized cost of held-to-maturity debt securities by credit rating at December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$492,105	$500	$16,681	$509,286
Not Rated	312	11,012	2,461	594,896	608,681
	$312	$503,117	$2,961	$611,577	$1,117,967

	December 31, 2021
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$406,363	$500	$—	$406,863
Not Rated	316	14,192	2,592	97,392	114,492
	$316	$420,555	$3,092	$97,392	$521,355

The following tables present the activity in the allowance for credit losses for held-to-maturity debt securities by major type for the year ended December 31, 2022 and December 31, 2021 (in thousands):

	For the Year Ended December 31, 2022
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses – securities
Beginning Balance	$—	$203	$230	$—	$433
Recapture of provision for credit losses	—	(20)	(63)	—	(83)
Securities charged-off	—	—	—	—	—
Recoveries	—	—	29	—	29
Ending Balance	$—	$183	$196	$—	$379

	For the Year Ended December 31, 2021
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses – securities
Beginning Balance	$—	$59	$35	$—	$94
Provision for credit losses	—	144	445	—	589
Securities charged-off	—	—	(250)	—	(250)
Ending Balance	$—	$203	$230	$—	$433

	For the Year Ended December 31, 2020
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses – securities
Beginning Balance	$—	$—	$—	$—	$—
Impact of adopting ASC 326	—	28	35	—	63
Provision for credit losses	—	31	—	—	31
Ending Balance	$—	$59	$35	$—	$94

Note 4: LOANS RECEIVABLE AND THE ALLOWANCE FOR CREDIT LOSSES

During the first quarter of 2022, the Company changed the segmentation of its Small Balance CRE loan category based on the common risk characteristics used to measure the allowance for credit losses - loans. The presentation of loans receivable at December 31, 2021 has been updated to match the segmentation used in the current period presentation. The following table presents the loans receivable at December 31, 2022 and 2021 by class (dollars in thousands).

	December 31, 2022		December 31, 2021
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$845,320	8.3%	$831,623	9.2%
Investment properties	1,589,975	15.7	1,674,027	18.4
Small balance CRE	1,200,251	11.8	1,281,863	14.1
Multifamily real estate	645,071	6.4	530,885	5.8
Construction, land and land development:
Commercial construction	184,876	1.8	167,998	1.8
Multifamily construction	325,816	3.2	259,116	2.9
One- to four-family construction	647,329	6.4	568,753	6.3
Land and land development	328,475	3.2	313,454	3.5
Commercial business:
Commercial business (1)	1,283,407	12.7	1,170,780	12.9
Small business scored	947,092	9.3	792,310	8.7
Agricultural business, including secured by farmland(2)	295,077	2.9	280,578	3.1
One- to four-family residential	1,173,112	11.6	657,474	7.2
Consumer:
Consumer—home equity revolving lines of credit	566,291	5.6	458,533	5.0
Consumer—other	114,632	1.1	97,369	1.1
Total loans	10,146,724	100.0%	9,084,763	100.0%
Less allowance for credit losses - loans	(141,465)		(132,099)
Net loans	$10,005,259		$8,952,664

(1)    Includes $7.6 million and $132.6 million of SBA Paycheck Protection Program (PPP) loans as of December 31, 2022 and December 31, 2021, respectively.
(2)    Includes $334,000 of SBA PPP loans as of December 31, 2022 and $1.4 million as of December 31, 2021.

Loan amounts are net of unearned loan fees in excess of unamortized costs of $8.1 million as of December 31, 2022 and $8.6 million as of December 31, 2021. Net loans include net discounts on acquired loans of $6.6 million and $9.7 million as of December 31, 2022 and 2021, respectively. Net loans does not include accrued interest receivable. Accrued interest receivable on loans was $39.8 million as of December 31, 2022 and $29.2 million as of December 31, 2021 and was reported in accrued interest receivable on the Consolidated Statements of Financial Condition.

At December 31, 2022 and 2021, the Company had pledged $6.5 billion and $5.4 billion of loans as collateral for FHLB and other borrowings, respectively.

The Company’s loans to directors, executive officers and related entities are on substantially the same terms and underwriting as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.  Such loans had balances of $683,000 and $700,000 at December 31, 2022 and 2021, respectively.

Purchased credit-deteriorated and purchased non-credit-deteriorated loans. Loans acquired in business combinations are recorded at their fair value at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-deteriorated (PCD) or purchased non-credit-deteriorated. There were no PCD loans at December 31, 2022 or 2021.

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

As of December 31, 2022 and 2021, the Company had TDRs of $4.3 million and $5.5 million, respectively. The Company had no commitments to advance additional funds related to TDRs as of both December 31, 2022 and 2021.

There were no new TDRs that occurred during the years ended December 31, 2022 or December 31, 2021.

There were no TDRs which incurred a payment default within the years ended December 31, 2022 and 2021, for which the payment default occurred within twelve months of the restructure date. A default on a TDR results in either a transfer to nonaccrual status or a partial charge-off, or both

Credit Quality Indicators:  To appropriately and effectively manage the ongoing credit quality of the Company’s loan portfolio, management has implemented a risk-rating or loan grading system for its loans.  The system is a tool to evaluate portfolio asset quality throughout each applicable loan’s life as an asset of the Company.  Generally, loans are risk rated on an aggregate borrower/relationship basis with individual loans sharing similar ratings.  There are some instances when specific situations relating to individual loans will provide the basis for different risk ratings within the aggregate relationship.  Loans are graded on a scale of 1 to 9.  A description of the general characteristics of these categories is shown below:

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered on the borrower’s ability to repay, in a timely fashion, both principal and interest.  The Company’s risk-rating and loan grading policies are reviewed and approved annually. There were no material changes in the risk-rating or loan grading system for the periods presented.

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

The following tables present the Company’s portfolio of risk-rated loans by class and by grade as of December 31, 2022 and December 31, 2021 (in thousands). Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	December 31, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$167,150	$198,787	$150,272	$74,171	$57,095	$148,902	$10,833	$807,210
Special Mention	—	—	—	2,829	—	42	201	3,072
Substandard	13,756	—	7,211	13,564	—	307	200	35,038
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$180,906	$198,787	$157,483	$90,564	$57,095	$149,251	$11,234	$845,320

Commercial real estate - investment properties
Risk Rating
Pass	$190,627	$323,160	$142,476	$182,853	$169,667	$547,899	$25,691	$1,582,373
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	3,283	—	3,007	1,312	7,602
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$190,627	$323,160	$142,476	$186,136	$169,667	$550,906	$27,003	$1,589,975

Multifamily real estate
Risk Rating
Pass	$139,383	$177,784	$93,961	$46,460	$29,665	$156,140	$1,678	$645,071
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$139,383	$177,784	$93,961	$46,460	$29,665	$156,140	$1,678	$645,071

	December 31, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Commercial construction
Risk Rating
Pass	$112,229	$46,679	$12,952	$4,260	$1,107	$—	$—	$177,227
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,931	1	—	—	4,717	—	—	7,649
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$115,160	$46,680	$12,952	$4,260	$5,824	$—	$—	$184,876

Multifamily construction
Risk Rating
Pass	$142,680	$161,066	$20,622	$1,448	$—	$—	$—	$325,816
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$142,680	$161,066	$20,622	$1,448	$—	$—	$—	$325,816

One- to four- family construction
Risk Rating
Pass	$572,701	$56,530	$677	$331	$—	$—	$711	$630,950
Special Mention	—	—	—	—	—	—	—	—
Substandard	13,473	2,906	—	—	—	—	—	16,379
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$586,174	$59,436	$677	$331	$—	$—	$711	$647,329

	December 31, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Land and land development
Risk Rating
Pass	$199,339	$88,066	$16,278	$11,866	$6,242	$6,164	$339	$328,294
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	97	84	—	181
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$199,339	$88,066	$16,278	$11,866	$6,339	$6,248	$339	$328,475

Commercial business
Risk Rating
Pass	$249,609	$149,140	$161,494	$126,416	$86,712	$85,386	$391,852	$1,250,609
Special Mention	74	26	3,467	—	—	—	200	3,767
Substandard	464	12,599	1,956	1,161	5,954	796	6,101	29,031
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$250,147	$161,765	$166,917	$127,577	$92,666	$86,182	$398,153	$1,283,407

Agricultural business, including secured by farmland
Risk Rating
Pass	$36,848	$35,440	$18,946	$28,354	$24,710	$27,063	$109,606	$280,967
Special Mention	—	336	271	—	—	—	357	964
Substandard	2,015	970	—	6,565	—	2,599	997	13,146
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business, including secured by farmland	$38,863	$36,746	$19,217	$34,919	$24,710	$29,662	$110,960	$295,077

	December 31, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$212,407	$172,968	$100,077	$83,124	$43,371	$153,472	$11,782	$777,201
Special Mention	—	—	2,185	—	—	74	—	2,259
Substandard	13,597	—	13,770	—	1,056	23,740	—	52,163
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$226,004	$172,968	$116,032	$83,124	$44,427	$177,286	$11,782	$831,623

Commercial real estate - investment properties
Risk Rating
Pass	$337,170	$165,174	$231,021	$183,787	$201,738	$467,821	$18,471	$1,605,182
Special Mention	—	—	240	4,131	—	—	—	4,371
Substandard	28,926	—	3,343	—	4,305	27,900	—	64,474
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$366,096	$165,174	$234,604	$187,918	$206,043	$495,721	$18,471	$1,674,027

Multifamily real estate
Risk Rating
Pass	$184,310	$75,226	$55,494	$33,708	$84,612	$88,055	$3,030	$524,435
Special Mention	—	—	—	—	—	—	—	—
Substandard	4,908	—	—	—	—	1,542	—	6,450
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$189,218	$75,226	$55,494	$33,708	$84,612	$89,597	$3,030	$530,885

	December 31, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Commercial construction
Risk Rating
Pass	$103,352	$31,841	$7,259	$8,087	$—	$—	$—	$150,539
Special Mention	—	—	—	—	—	—	—	—
Substandard	11,782	85	688	4,806	—	98	—	17,459
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$115,134	$31,926	$7,947	$12,893	$—	$98	$—	$167,998

Multifamily construction
Risk Rating
Pass	$86,643	$118,114	$54,359	$—	$—	$—	$—	$259,116
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$86,643	$118,114	$54,359	$—	$—	$—	$—	$259,116

One- to four- family construction
Risk Rating
Pass	$526,153	$40,133	$331	$—	$—	$216	$1,920	$568,753
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$526,153	$40,133	$331	$—	$—	$216	$1,920	$568,753

	December 31, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Land and land development
Risk Rating
Pass	$181,381	$89,895	$17,154	$8,141	$4,050	$7,870	$1,682	$310,173
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,876	14	263	—	—	128	—	3,281
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$184,257	$89,909	$17,417	$8,141	$4,050	$7,998	$1,682	$313,454

Commercial business
Risk Rating
Pass	$273,096	$214,166	$176,136	$121,211	$45,434	$78,049	$246,351	$1,154,443
Special Mention	65	77	—	241	19	8	2,430	2,840
Substandard	1,941	1,560	2,292	3,853	875	679	2,297	13,497
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$275,102	$215,803	$178,428	$125,305	$46,328	$78,736	$251,078	$1,170,780

Agricultural business, including secured by farmland
Risk Rating
Pass	$33,119	$25,338	$49,951	$27,401	$11,918	$30,042	$99,410	$277,179
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	474	2,231	493	129	72	—	3,399
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business, including secured by farmland	$33,119	$25,812	$52,182	$27,894	$12,047	$30,114	$99,410	$280,578

The following tables present the Company’s portfolio of non-risk-rated loans by class and delinquency status as of December 31, 2022 and December 31, 2021 (in thousands). Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	December 31, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Small balance CRE
Past Due Category
Current	$177,605	$215,801	$172,286	$134,552	$142,592	$354,924	$630	$1,198,390
30-59 Days Past Due	—	—	460	—	—	1,399	—	1,859
60-89 Days Past Due	—	—	—	—	—	—	—	—
90 Days + Past Due	—	—	—	—	—	2	—	2
Total Small balance CRE	$177,605	$215,801	$172,746	$134,552	$142,592	$356,325	$630	$1,200,251

Small business scored
Past Due Category
Current	$307,109	$201,628	$99,867	$81,603	$56,420	$78,025	$119,281	$943,933
30-59 Days Past Due	146	518	54	262	46	280	173	1,479
60-89 Days Past Due	—	54	—	275	149	7	176	661
90 Days + Past Due	—	—	26	157	70	305	461	1,019
Total Small business scored	$307,255	$202,200	$99,947	$82,297	$56,685	$78,617	$120,091	$947,092

One- to four- family residential
Past Due Category
Current	$555,833	$279,331	$59,672	$34,607	$37,740	$191,890	$1,335	$1,160,408
30-59 Days Past Due	2,030	846	755	—	116	1,462	78	5,287
60-89 Days Past Due	1,060	—	—	—	115	1,067	—	2,242
90 Days + Past Due	—	1,819	973	712	94	1,577	—	5,175
Total One- to four- family residential	$558,923	$281,996	$61,400	$35,319	$38,065	$195,996	$1,413	$1,173,112

	December 31, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$7,442	$1,089	$329	$1,355	$1,611	$3,788	$547,068	$562,682
30-59 Days Past Due	49	40	75	—	74	214	1,372	1,824
60-89 Days Past Due	—	50	—	—	49	45	59	203
90 Days + Past Due	—	14	73	476	64	675	280	1,582
Total Consumer—home equity revolving lines of credit	$7,491	$1,193	$477	$1,831	$1,798	$4,722	$548,779	$566,291

Consumer-other
Past Due Category
Current	$39,740	$12,138	$9,334	$5,695	$5,384	$16,675	$25,219	$114,185
30-59 Days Past Due	49	—	16	5	2	67	120	259
60-89 Days Past Due	41	9	29	24	—	13	62	178
90 Days + Past Due	—	10	—	—	—	—	—	10
Total Consumer-other	$39,830	$12,157	$9,379	$5,724	$5,386	$16,755	$25,401	$114,632

	December 31, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Small balance CRE
Past Due Category
Current	$215,933	$208,482	$157,342	$182,940	$138,239	$377,007	$533	$1,280,476
30-59 Days Past Due	40	—	—	—	49	—	—	89
60-89 Days Past Due	—	—	—	—	—	—	—	—
90 Days + Past Due	—	—	—	—	1,186	112	—	1,298
Total Small balance CRE	$215,973	$208,482	$157,342	$182,940	$139,474	$377,119	$533	$1,281,863

Small business scored
Past Due Category
Current	$235,435	$126,959	$109,483	$84,460	$55,940	$69,504	$108,632	$790,413
30-59 Days Past Due	260	268	—	133	74	4	185	924
60-89 Days Past Due	—	—	133	11	9	248	64	465
90 Days + Past Due	—	69	—	62	306	7	64	508
Total Small business scored	$235,695	$127,296	$109,616	$84,666	$56,329	$69,763	$108,945	$792,310

One- to four- family residential
Past Due Category
Current	$225,020	$77,873	$53,854	$48,299	$51,654	$195,479	$1,425	$653,604
30-59 Days Past Due	—	596	—	404	635	683	—	2,318
60-89 Days Past Due	—	—	2	295	—	30	—	327
90 Days + Past Due	—	—	—	167	—	1,058	—	1,225
Total One- to four- family residential	$225,020	$78,469	$53,856	$49,165	$52,289	$197,250	$1,425	$657,474

	December 31, 2021
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2021	2020	2019	2018	2017	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$7,135	$1,210	$1,324	$1,772	$1,764	$2,920	$440,352	$456,477
30-59 Days Past Due	147	—	—	23	37	568	210	985
60-89 Days Past Due	49	—	—	—	45	83	91	268
90 Days + Past Due	—	—	109	191	156	188	159	803
Total Consumer—home equity revolving lines of credit	$7,331	$1,210	$1,433	$1,986	$2,002	$3,759	$440,812	$458,533

Consumer-other
Past Due Category
Current	$18,640	$12,803	$8,676	$8,242	$6,138	$17,055	$25,336	$96,890
30-59 Days Past Due	—	114	13	150	22	29	60	388
60-89 Days Past Due	6	—	2	—	—	8	59	75
90 Days + Past Due	—	—	10	6	—	—	—	16
Total Consumer-other	$18,646	$12,917	$8,701	$8,398	$6,160	$17,092	$25,455	$97,369

The following tables provide the amortized cost basis of collateral-dependent loans as of December 31, 2022 and December 31, 2021 (in thousands). Our collateral dependent loans presented in the tables below have no significant concentrations by property type or location.

	December 31, 2022
	Real Estate	Equipment	Total
Commercial real estate:
Small balance CRE	$2,953	$—	$2,953
Commercial business:
Commercial business	—	4,537	4,537
Small business scored	—	307	307
One- to four-family residential	1,622	—	1,622
Total	$4,575	$4,844	$9,419

	December 31, 2021
	Real Estate	Equipment	Total
Commercial real estate:
Owner-occupied	$921	$—	$921
Investment properties	6,136	—	6,136
Small balance CRE	5,902	—	5,902
Commercial business	17	47	64
Agricultural business, including secured by farmland	427	594	1,021
Total	$13,403	$641	$14,044

The following tables provide additional detail on the age analysis of the Company’s past due loans as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$—	$—	$—	$845,320	$845,320	$—	$143	$—
Investment properties	—	—	—	—	1,589,975	1,589,975	—	—	—
Small balance CRE	1,859	—	2	1,861	1,198,390	1,200,251	2,927	3,540	—
Multifamily real estate	—	—	—	—	645,071	645,071	—	—	—
Construction, land and land development:
Commercial construction	—	—	—	—	184,876	184,876	—	—	—
Multifamily construction	—	—	—	—	325,816	325,816	—	—	—
One- to four-family construction	900	—	—	900	646,429	647,329	—	—	—
Land and land development	921	—	97	1,018	327,457	328,475	—	181	—
Commercial business:
Commercial business	2,100	4,145	649	6,894	1,276,513	1,283,407	6,998	7,356	—
Small business scored	1,479	661	1,019	3,159	943,933	947,092	303	2,530	—
Agricultural business, including secured by farmland	1,185	—	594	1,779	293,298	295,077	594	594	—
One- to four-family residential	5,287	2,242	5,175	12,704	1,160,408	1,173,112	1,569	5,236	1,023
Consumer:
Consumer—home equity revolving lines of credit	1,824	203	1,582	3,609	562,682	566,291	—	2,124	254
Consumer—other	259	178	10	447	114,185	114,632	—	2	10
Total	$15,814	$7,429	$9,128	$32,371	$10,114,353	$10,146,724	$12,391	$21,706	$1,287

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$233	$—	$448	$681	$830,942	$831,623	$924	$1,456	$—
Investment properties	81	—	—	81	1,673,946	1,674,027	3,706	6,282	—
Small balance CRE	89	—	1,298	1,387	1,280,476	1,281,863	5,886	6,421	—
Multifamily real estate	—	—	—	—	530,885	530,885	—	—	—
Construction, land and land development:
Commercial construction	—	—	98	98	167,900	167,998	—	98	—
Multifamily construction	—	—	—	—	259,116	259,116	—	—	—
One- to four-family construction	162	—	—	162	568,591	568,753	—	—	—
Land and land development	51	—	14	65	313,389	313,454	—	381	—
Commercial business:
Commercial business	5,157	1,007	588	6,752	1,164,028	1,170,780	228	1,144	2
Small business scored	924	465	508	1,897	790,413	792,310	—	1,012	—
Agricultural business, including secured by farmland	139	—	1,021	1,160	279,418	280,578	1,021	1,022	—
One- to four-family residential	2,318	327	1,225	3,870	653,604	657,474	—	2,711	436
Consumer:
Consumer—home equity revolving lines of credit	985	268	803	2,056	456,477	458,533	—	1,736	114
Consumer—other	388	75	16	479	96,890	97,369	—	18	3
Total	$10,527	$2,142	$6,019	$18,688	$9,066,075	$9,084,763	$11,765	$22,281	$555

(1)     The Company did not recognize any interest income on non-accrual loans during both the years ended December 31, 2022 and 2021.

The following tables provide the activity in the allowance for credit losses - loans by portfolio segment for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	For the Year Ended December 31, 2022
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$52,995	$7,043	$27,294	$26,421	$3,190	$8,205	$6,951	$—	$132,099
(Recapture)/provision for credit losses	(9,299)	691	1,523	6,654	(148)	6,343	2,394	—	8,158
Recoveries	392	—	384	1,923	475	181	566	—	3,921
Charge-offs	(2)	—	(30)	(1,699)	(42)	—	(940)	—	(2,713)
Ending balance	$44,086	$7,734	$29,171	$33,299	$3,475	$14,729	$8,971	$—	$141,465

Net loan recoveries as a percent of average outstanding loans during the period	—%	—%	—%	—%	—%	—%	—%	n/a	0.01%

	For the Year Ended December 31, 2021
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$57,791	$3,893	$41,295	$35,007	$4,914	$9,913	$14,466	$—	$167,279
(Recapture)/provision for credit losses	(2,758)	3,209	(14,101)	(8,621)	(1,573)	(1,907)	(7,361)	—	(33,112)
Recoveries	1,729	—	100	1,797	30	199	760	—	4,615
Charge-offs	(3,767)	(59)	—	(1,762)	(181)	—	(914)	—	(6,683)
Ending balance	$52,995	$7,043	$27,294	$26,421	$3,190	$8,205	$6,951	$—	$132,099

Net loan charge-offs as a percent of average outstanding loans during the period	(0.02)%	—%	—%	—%	—%	—%	—%	n/a	(0.02)%

	For the Year Ended December 31, 2020
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$30,591	$4,754	$22,994	$23,370	$4,120	$4,136	$8,202	$2,392	$100,559
Impact of Adopting ASC 326	(2,864)	(2,204)	2,515	3,010	(351)	7,125	2,973	(2,392)	7,812
Provision/(recapture) for loan losses	31,643	1,409	15,781	12,615	(87)	(1,679)	4,603	—	64,285
Recoveries	275	—	105	3,265	1,823	467	328	—	6,263
Charge-offs	(1,854)	(66)	(100)	(7,253)	(591)	(136)	(1,640)	—	(11,640)
Ending balance	$57,791	$3,893	$41,295	$35,007	$4,914	$9,913	$14,466	$—	$167,279

Net loan (charge-offs) recoveries as a percent of average outstanding loans during the period	(0.02)%	—%	—%	(0.04)%	0.01%	—%	(0.01)%	n/a	(0.05)%

Note 5: REAL ESTATE OWNED, HELD FOR SALE, NET

The following table presents the changes in REO, net of valuation allowance, for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Years Ended December 31
	2022	2021	2020
Balance, beginning of period	$852	$816	$814
Additions from loan foreclosures	—	512	1,588
Proceeds from dispositions of REO	(864)	(783)	(2,360)
Gain on sale of REO	352	307	819
Valuation adjustments in the period	—	—	(45)
Balance, end of period	$340	$852	$816

The Company had no foreclosed residential real estate properties held as REO at both December 31, 2022 and December 31, 2021. The recorded investment in one- to four-family residential loans in the process of foreclosure was $1.1 million and $609,000 at December 31, 2022 and December 31, 2021, respectively.

Note 6: PROPERTY AND EQUIPMENT, NET

Land, buildings and equipment owned by the Company and its subsidiaries at December 31, 2022 and 2021 are summarized as follows (in thousands):

	December 31
	2022	2021
Land(1)	$27,064	$29,387
Buildings and leasehold improvements(1)	145,128	150,238
Furniture and equipment	129,451	121,637
	301,643	301,262
Less accumulated depreciation	(162,889)	(152,503)
Property and equipment, net	$138,754	$148,759

(1) The Company had $4.5 million and $3.3 million of properties held for sale that were included in land and buildings at December 31, 2022 and 2021, respectively.

The Company’s depreciation expense related to property and equipment was $16.9 million, $17.3 million, and $18.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 7: DEPOSITS

Deposits consist of the following at December 31, 2022 and 2021 (in thousands):

	December 31
	2022	2021
Non-interest-bearing checking	$6,176,998	$6,385,177
Interest-bearing checking	1,811,153	1,947,414
Regular savings accounts	2,710,090	2,784,716
Money market accounts	2,198,288	2,370,995
Total interest-bearing transaction and savings accounts	6,719,531	7,103,125
Certificates of deposit:
Certificates of deposit greater than or equal to $250,000	178,324	184,515
Certificates of deposit less than $250,000	545,206	654,116
Total certificates of deposit	723,530	838,631
Total deposits	$13,620,059	$14,326,933

Included in total deposits:
Public fund transaction accounts	$392,859	$353,874
Public fund interest-bearing certificates	26,810	39,961
Total public deposits	$419,669	$393,835

Deposits at December 31, 2022 and 2021 included deposits from the Company’s directors, executive officers and related entities totaling $9.7 million and $13.1 million, respectively.

Scheduled maturities and weighted average interest rates of certificates of deposits at December 31, 2022 are as follows (dollars in thousands):

	December 31, 2022
	Amount	Weighted Average Rate
Maturing in one year or less	$531,643	0.48%
Maturing after one year through two years	142,993	1.91
Maturing after two years through three years	33,779	0.54
Maturing after three years through four years	8,638	0.39
Maturing after four years through five years	5,098	0.35
Maturing after five years	1,379	0.78
Total certificates of deposit	$723,530	0.76%

Note 8: ADVANCES FROM FEDERAL HOME LOAN BANK OF DES MOINES

Utilizing a blanket pledge, qualifying loans receivable at December 31, 2022 and 2021, were pledged as security for FHLB borrowings and there were no securities pledged as collateral as of December 31, 2022 or 2021.  At December 31, 2022 and 2021, FHLB advances were scheduled to mature as follows (dollars in thousands):

	At or for the Years Ended December 31
	2022		2021
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Maturing in one year or less	$50,000	4.60%	$50,000	2.72%
Maturing after one year through three years	—	—	—	—
Maturing after three years through five years	—	—	—	—
Maturing after five years	—	—	—	—
Total FHLB advances	$50,000	4.60%	$50,000	2.72%

The maximum amount outstanding from the FHLB advances at any month end for the years ended December 31, 2022 and 2021 was $75.0 million and $150.0 million, respectively. The average FHLB advances balance outstanding for the years ended December 31, 2022 and 2021 was $15.3 million and $97.9 million, respectively. The average contractual interest rate on the FHLB advances for the years ended December 31, 2022 and 2021 was 3.20% and 2.65%, respectively. As of December 31, 2022, the Bank has established a borrowing line with the FHLB to borrow up to 45% of its total assets, contingent on having sufficient qualifying collateral and ownership of FHLB stock.  At December 31, 2022, under these credit facilities based on pledged collateral, the Bank had $2.99 billion of available credit capacity.

Note 9: OTHER BORROWINGS

Other borrowings consist of retail and wholesale repurchase agreements, other term borrowings and Federal Reserve Bank borrowings.

Repurchase Agreements:  At December 31, 2022, retail repurchase agreements carry interest rates ranging from 0.05% to 2.50%. These repurchase agreements are secured by the pledge of certain mortgage-backed and agency securities with a carrying value of $330.7 million.  The Bank has the right to pledge or sell these securities, but it must replace them with substantially the same securities. The Bank had no borrowings under wholesale repurchase agreements at December 31, 2022 or December 31, 2021.

Federal Reserve Bank of San Francisco and fed fund lines:  The Bank periodically borrows funds on an overnight basis from the Federal Reserve Bank through the Borrower-In-Custody program.  Such borrowings are secured by a pledge of eligible loans.  At December 31, 2022, based upon available unencumbered collateral, the Bank was eligible to borrow $1.19 billion from the Federal Reserve Bank, although, at that date, as well as at December 31, 2021, the Bank had no funds borrowed under this arrangement.

At December 31, 2022, the Bank had uncommitted federal funds lines of credit agreements with other financial institutions totaling $125.0 million. No balances were outstanding under these agreements as of December 31, 2022 and 2021. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage.

A summary of all other borrowings at December 31, 2022 and 2021 by the period remaining to maturity is as follows (dollars in thousands):

	At or for the Years Ended December 31
	2022		2021
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Repurchase agreements:
Maturing in one year or less	$232,799	0.35%	$264,490	0.13%
Maturing after one year through two years	—	—	—	—
Maturing after two years	—	—	—	—
Total year-end outstanding	$232,799	0.35%	$264,490	0.13%
Average outstanding	$249,681	0.15%	$240,817	0.19%
Maximum outstanding at any month-end	$266,776	n/a	$258,779	n/a

Note 10: SUBORDINATED DEBT AND MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

At December 31, 2022, the Company had five wholly-owned subsidiary grantor trusts (the Trusts), which had issued $86.5 million of Trust Preferred Securities (TPS) to third parties, as well as $2.7 million of common capital securities, carried as other assets, which were issued to the Company.  TPS and common capital securities accrue and pay distributions periodically at specified annual rates as provided in the indentures.  The Trusts used the proceeds from the offerings to purchase a like amount of junior subordinated debentures (the Debentures) of the Company.  The Debentures are the sole assets of the Trusts.  The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts.  The TPS are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.  During the year ended December 31, 2022, the Company fully redeemed the debentures issued by four of the Trusts, totaling $50.5 million, resulting in a loss of $793,000. The Company redeemed $8.0 million in TPS and $248,000 in related common capital securities resulting in a loss of $2.3 million during the year ended December 31, 2021.  At December 31, 2022, the remaining Trusts comprised $86.5 million, or 4.9% of the Company’s total risk-based capital.

The following table is a summary of TPS at December 31, 2022 (dollars in thousands):

Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Capital Securities	Aggregate Principal Amount of Junior Subordinated Debentures	Stated Maturity (1)	Current Interest Rate	Reset Period	Interest Rate Spread
Banner Capital Trust V	$25,000	$774	$25,774	2035	6.26	Quarterly	Three-month LIBOR + 1.57%
Banner Capital Trust VI	25,000	774	25,774	2037	6.38	Quarterly	Three-month LIBOR + 1.62%
Banner Capital Trust VII	25,000	774	25,774	2037	5.12	Quarterly	Three-month LIBOR + 1.38%
Greater Sacramento Bancorp Statutory Trust II	4,000	124	4,124	2035	6.45	Quarterly	Three-month LIBOR + 1.68%
Mission Oaks Statutory Trust I	7,500	232	7,732	2036	6.42	Quarterly	Three-month LIBOR + 1.65%
Total TPS liability at par	$86,500	$2,678	89,178		5.99%
Fair value adjustment(2)			(14,321)
Total TPS liability at fair value(2)			$74,857

(1) All of the Company’s TPS are eligible for redemption.
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
The Notes are unsecured obligations and are subordinated in right of payment to all existing and future indebtedness, deposits and other liabilities of the Company’s current and future subsidiaries, including the Bank’s deposits as well as the Company’s subsidiaries’ liabilities to general creditors and liabilities arising during the ordinary course of business. The Notes are included in Tier 2 capital for the Company under current regulatory guidelines and interpretations.

Note 11: INCOME TAXES

The following table presents the components of the provision for income taxes included in the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Years Ended December 31
	2022	2021	2020
Current
Federal	$26,653	$20,461	$30,325
State	5,882	4,359	6,964
Total Current	32,535	24,820	37,289

Deferred
Federal	11,595	18,278	(8,134)
State	1,267	2,448	(2,630)
Total Deferred	12,862	20,726	(10,764)

Provision for income taxes	$45,397	$45,546	$26,525

The following table presents the reconciliation of the federal statutory rate to the actual effective rate for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31
	2022	2021	2020
Federal income tax statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate due to:
Tax-exempt interest	(3.6)	(3.0)	(4.4)
Investment in life insurance	(0.7)	(0.4)	(0.9)
State income taxes, net of federal tax offset	2.3	2.2	2.5
Tax credits	(1.9)	(1.5)	(2.6)
Low income housing partnerships, net of amortization	1.3	1.1	1.6
Other	0.5	(0.9)	1.4
Effective income tax rate	18.9%	18.5%	18.6%

The following table reflects the effect of temporary differences that gave rise to the components of the net deferred tax asset as of December 31, 2022 and 2021 (in thousands):

	December 31
	2022	2021
Deferred tax assets:
Loan loss and REO	$37,615	$34,753
Deferred compensation	22,033	21,193
Net operating loss carryforward	15,470	20,159
Federal and state tax credits	1,545	7,631
State net operating losses	4,558	5,179
Loan discount	1,104	1,830
Lease liability	12,997	14,136
Unrealized loss on securities - available-for-sale, net	114,708	91
Other	4,782	5,091
Total deferred tax assets	214,812	110,063
Deferred tax liabilities:
Depreciation	(6,458)	(7,119)
Deferred loan fees, servicing rights and loan origination costs	(13,331)	(12,696)
Intangibles	(3,929)	(4,977)
Right of use asset	(11,603)	(13,071)
Financial instruments accounted for under fair value accounting	(1,176)	(878)
Total deferred tax liabilities	(36,497)	(38,741)
Deferred income tax asset	178,315	71,322
Valuation allowance	(184)	(184)
Deferred tax asset, net	$178,131	$71,138

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recognized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment.

At December 31, 2022, the Company had federal net operating loss carryforwards of $73.7 million. The Company also has $64.6 million of state net operating loss carryforwards, against which the Company has established a $184,000 valuation reserve. The federal and state net operating losses will expire, if unused, by the end of 2034.  The Company has federal general business credit carryforwards at December 31, 2022 of $219,000, which will expire, if unused, by the end of 2031. The Company also has federal alternative minimum tax credit carryforwards of $1.2 million, which are available to reduce future federal regular income taxes, if any, over an indefinite period. At December 31, 2021, the Company had federal and state net operating loss carryforwards of approximately $96.0 million and $72.5 million, respectively, and federal general business credits carryforwards of $3.3 million. At that same date, the Company also had federal alternative minimum tax credit carryforwards of approximately $4.2 million. The Company had $100,000 of state credits at both December 31, 2022 and 2021, which are waiting for state funding before they can be utilized.

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

As a consequence of Banner’s capital raise in June 2010, the Company experienced a change in control within the meaning of Section 382 of the Code. As a result of the Section 382 limitations, the Company is limited to utilizing $6.9 million of net operating loss carryforwards which existed prior to the acquisition of Starbuck Bancshares, Inc., on an annual basis. Based on its analysis, the Company believes it is more likely than not that the June 2010 change in control will not impact its ability to utilize all of the related available net operating loss carryforwards, general business credits, and recognized built-in-losses. As of December 31, 2022, the Company had utilized all federal net operating losses and credits limited due to the June 2010 change in control. Certain state net operating losses subject to the change of control limitations are still outstanding.

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

Retained earnings at December 31, 2022 and 2021 included approximately $5.4 million in tax basis bad debt reserves for which no income tax liability has been recorded.  In the future, if this tax bad debt reserve is used for purposes other than to absorb bad debts or the Company no longer qualifies as a bank or is completely liquidated, the Company will incur a federal tax liability at the then-prevailing corporate tax rate, established as $1.1 million at December 31, 2022.

A reconciliation of the beginning and ending amount of total unrecognized state tax benefits for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	Years Ended December 31
	2022	2021
Balance, beginning of year	$1,000	$450
Changes related to prior year tax positions	415	365
Changes related to current year tax positions	185	185
Balance, end of year	$1,600	$1,000

None of the unrecognized tax benefits, if recognized, would materially affect the effective tax rate. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense. The amount of interest and penalties accrued for the years ended December 31, 2022, 2021 and 2020 is immaterial. The Company files consolidated income tax returns in Oregon, California, Utah, Montana and Idaho and for federal purposes. The Company is no longer subject to tax examination for tax years before 2019.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Tax credit investments	$71,430	$56,589
Unfunded commitments—tax credit investments	44,563	31,174

The following table presents other information related to the Company’s tax credit investments for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	For the years ended December 31,
	2022	2021	2020
Tax credits and other tax benefits recognized	$5,621	$4,390	$3,842
Tax credit amortization expense included in provision for income taxes	4,638	3,816	2,992

Note 12: EMPLOYEE BENEFIT PLANS

Employee Retirement Plans: Substantially all of the Company’s and the Bank’s employees are eligible to participate in its 401(k)/Profit Sharing Plan, a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code. At the discretion of the Company’s Board of Directors, the Company may elect to make matching and/or profit sharing contributions for the employees’ benefit. For the years ended December 31, 2022, 2021 and 2020, $6.9 million, $6.5 million and $6.7 million, respectively, was expensed for 401(k) contributions. During 2022, the Board of Directors elected to make a 4% of eligible compensation matching contribution.

Supplemental Retirement and Salary Continuation Plans:  Through the Bank, the Company is obligated under various non-qualified deferred compensation plans to help supplement the retirement income of certain executives, including certain retired executives, selected by resolution of the Bank’s Boards of Directors or in certain cases by the former directors of acquired banks.  These plans are unfunded, include both defined benefit and defined contribution plans, and provide for payments after the executive’s retirement.  In the event of a participant employee’s death prior to or during retirement, the Company is obligated to pay to the designated beneficiary the benefits set forth under the plan.  For the years ended December 31, 2022, 2021 and 2020, expense recorded for supplemental retirement and salary continuation plan benefits totaled $2.0 million, $3.3 million, and $2.1 million, respectively.  At December 31, 2022 and 2021, liabilities recorded for the various supplemental retirement and salary continuation plan benefits totaled $37.1 million and $39.4 million, respectively, and are recorded in a deferred compensation liability account.

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

In order to fund the plans’ future obligations, the Company has purchased life insurance policies or other investments, including Banner common stock, which in certain instances are held in irrevocable trusts commonly referred to as “Rabbi Trusts.”  As the Company is the owner of the investments and the beneficiary of the insurance policies, and in order to reflect the Company’s policy to pay benefits equal to the accumulations, the assets and liabilities are reflected in the Consolidated Statements of Financial Condition.  Banner common stock held for such plans is reported as a contra-equity account and was recorded at an original cost of $6.9 million at December 31, 2022 and $7.4 million at December 31, 2021.  At December 31, 2022 and 2021, liabilities recorded in connection with deferred compensation plan benefits totaled $14.5 million ($6.9 million in contra-equity) and $15.0 million ($7.4 million in contra-equity), respectively, and are recorded in deferred compensation or equity as appropriate.

The Bank has purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental retirement, salary continuation and deferred compensation retirement plans, as well as additional policies not related to any specific plan. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans.  It is the Bank’s intent to hold these policies as a long-term investment.  However, there will be an income tax impact if the Bank chooses to surrender certain policies.  Although the lives of individual current or former management-level employees are insured, the Bank is the owner and sole or partial beneficiary.  At December 31, 2022 and 2021, the cash surrender value of these policies was $297.6 million and $244.2 million, respectively.  The Bank is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy.  In order to mitigate this risk, the Bank uses a variety of insurance companies and regularly monitors their financial condition.

Note 13: STOCK-BASED COMPENSATION PLANS

The Company operates the following stock-based compensation plans as approved by its shareholders:
•2014 Omnibus Incentive Plan (the 2014 Plan).
•2018 Omnibus Incentive Plan (the 2018 Plan).

The purpose of these plans is to promote the success and enhance the value of the Company by providing a means for attracting and retaining highly skilled employees, officers and directors of Banner and its affiliates and linking their personal interests with those of the Company’s shareholders. Under these plans the Company currently has outstanding restricted stock share grants and restricted stock unit grants.

2014 Omnibus Incentive Plan

The 2014 Plan was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of December 31, 2022, 272,495 restricted stock shares and 429,982 restricted stock units have been granted under the 2014 Plan of which 1,552 restricted stock shares and 23,170 restricted stock units are unvested.

2018 Omnibus Incentive Plan

The 2018 Plan was approved by shareholders on April 24, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of common stock for issuance under the 2018 Plan in connection with the exercise of awards. As of December 31, 2022, 556,269 restricted stock units have been granted under the 2018 Plan of which 358,005 restricted stock units are unvested.

The expense associated with all restricted stock and unit grants was $8.9 million, $9.3 million and $9.2 million respectively, for the years ended December 31, 2022, 2021 and 2020.  Unrecognized compensation expense for these awards as of December 31, 2022 was $10.9 million and will be recognized over a weighted average period of 24 months.

A summary of the Company’s Restricted Stock/Unit award activity during the years ended December 31, 2022, 2021 and 2020 follows:

	Shares/Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2020	382,872	$54.39
Granted (380,004 non-voting)	384,807	33.49
Vested	(146,919)	55.18
Forfeited	(42,624)	47.90
Unvested at December 31, 2020	578,136	40.76
Granted (181,309 non-voting)	183,548	55.52
Vested	(232,267)	45.37
Forfeited	(53,195)	45.95
Unvested at December 31, 2021	476,222	43.62
Granted (138,022 non-voting)	139,574	58.87
Vested	(193,082)	45.30
Forfeited	(39,987)	47.63
Unvested at December 31, 2022	382,727	49.98

Note 14: REGULATORY CAPITAL REQUIREMENTS

Banner is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve.  Banner Bank, as a state-chartered federally insured commercial bank, is subject to the capital requirements established by the FDIC.  The Federal Reserve requires Banner to maintain capital adequacy that generally parallels the FDIC requirements.

The following table shows the regulatory capital ratios of the Company and the Bank and the minimum regulatory requirements (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022:
Banner Corporation—consolidated:
Total capital to risk-weighted assets	$1,769,064	14.04%	$1,008,232	8.00%	$1,260,290	10.00%
Tier 1 capital to risk-weighted assets	1,528,694	12.13	756,174	6.00	756,174	6.00
Tier 1 capital to average leverage assets	1,528,694	9.45	647,345	4.00	n/a	n/a
Tier 1 common equity to risk-weighted assets	1,442,194	11.44	567,130	4.50	n/a	n/a
Banner Bank:
Total capital to risk- weighted assets	1,684,766	13.38	1,007,325	8.00	1,259,156	10.00
Tier 1 capital to risk- weighted assets	1,544,396	12.27	755,494	6.00	1,007,325	8.00
Tier 1 capital to average leverage assets	1,544,396	9.55	646,935	4.00	808,668	5.00
Tier 1 common equity to risk-weighted assets	1,544,396	12.27	566,620	4.50	818,452	6.50
December 31, 2021:
Banner Corporation—consolidated:
Total capital to risk-weighted assets	$1,663,943	14.71%	$904,633	8.00%	$1,130,791	10.00%
Tier 1 capital to risk-weighted assets	1,440,694	12.74	678,474	6.00	678,474	6.00
Tier 1 capital to average leverage assets	1,440,694	8.76	658,091	4.00	n/a	n/a
Tier 1 common equity to risk-weighted assets	1,305,194	11.54	508,856	4.50	n/a	n/a
Banner Bank:
Total capital to risk- weighted assets	1,552,204	13.73	904,159	8.00	1,130,199	10.00
Tier 1 capital to risk- weighted assets	1,428,955	12.64	678,119	6.00	904,159	8.00
Tier 1 capital to average leverage assets	1,428,955	8.69	657,882	4.00	822,353	5.00
Tier 1 common equity to risk-weighted assets	1,428,955	12.64	508,589	4.50	734,629	6.50

At December 31, 2022, Banner and the Bank each exceeded the requirements to be “well capitalized” and the fully phased-in capital conservation buffer requirement. There have been no conditions or events since December 31, 2022 that have materially adversely changed the Tier 1 or Tier 2 capital of the Company or the Bank. However, events beyond the control of the Bank, such as weak or depressed economic conditions in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its respective capital requirements. The Company may not declare or pay cash dividends on, or repurchase, any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

Note 15: GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets: At December 31, 2022, intangible assets are comprised of goodwill and CDI acquired in business combinations. Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed at least annually for impairment. Banner has identified one reporting unit for purposes of evaluating goodwill for impairment. At December 31, 2022, the Company completed an assessment of qualitative factors and concluded that no further analysis was required as it is more likely than not that the fair value of the Bank, the reporting unit, exceeds the carrying value.

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

The following table summarizes the changes in the Company’s goodwill and other intangibles for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Goodwill	CDI	Total
Balance, January 1, 2020	$373,121	$29,158	$402,279
Amortization	—	(7,732)	(7,732)
Balance, December 31, 2020	373,121	21,426	394,547
Amortization	—	(6,571)	(6,571)
Balance, December 31, 2021	373,121	14,855	387,976
Amortization	—	(5,279)	(5,279)
Other Changes(1)	—	(136)	(136)
Balance, December 31, 2022	$373,121	$9,440	$382,561

(1)    Acquired CDI was adjusted for the sale of branches in 2022.

Estimated amortization expense with respect to CDI as of December 31, 2022 for the periods indicated (in thousands):

Year ended:	Estimated Amortization
2023	$3,756
2024	2,626
2025	1,567
2026	904
2026	426
Thereafter	161
Net carrying amount	$9,440

Mortgage Servicing Rights: Mortgage and SBA servicing rights are reported in other assets.  SBA servicing rights are initially recorded and carried at fair value. Mortgage servicing rights are initially recognized at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  In 2022, 2021 and 2020, the Company did not record any impairment charges or recoveries against mortgage servicing rights. Unpaid principal balance of loans for which mortgage and SBA servicing rights have been recognized totaled $2.77 billion at both December 31, 2022 and 2021.  Custodial accounts maintained in connection with this servicing totaled $11.2 million and $3.2 million at December 31, 2022 and 2021, respectively.

An analysis of the mortgage and SBA servicing rights for the years ended December 31, 2022, 2021 and 2020 is presented below (in thousands):

	Years Ended December 31
	2022	2021	2020
Balance, beginning of the year	$17,206	$15,223	$14,148
Additions—amounts capitalized	3,200	7,260	8,572
Additions—through purchase	285	159	175
Amortization (1)	(4,216)	(6,580)	(7,672)
Fair value adjustments (3)	(309)	1,144	—
Balance, end of the year (2)	$16,166	$17,206	$15,223

(1)    Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income within mortgage banking operations and any unamortized balance is fully amortized if the loan repays in full.
(2)    There was no valuation allowance on mortgage servicing rights as of both December 31, 2022 and 2021.
(3)    Fair value adjustments relate to SBA servicing rights. These adjustments are estimated based on an independent dealer analysis by discounting estimated net future cash flows from servicing SBA loans.

Note 16: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2022 and 2021, whether or not recognized or recorded in the Consolidated Statements of Financial Condition (in thousands):

		December 31, 2022		December 31, 2021
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$243,062	$243,062	$2,134,300	$2,134,300
Securities—trading	3	28,694	28,694	26,981	26,981
Securities—available-for-sale	2	2,789,031	2,789,031	3,638,993	3,638,993
Securities—held-to-maturity	2	1,109,319	933,513	464,008	484,483
Securities—held-to-maturity	3	8,648	8,667	57,347	57,370
Securities purchased under agreements to resell	2	300,000	300,000	300,000	300,000
Loans held for sale	2	56,857	56,948	96,487	96,914
Loans receivable, net	3	10,005,259	9,810,965	8,952,664	9,100,516
Equity securities	1	553	553	1,000	1,298
FHLB stock	3	12,000	12,000	12,000	12,000
Bank-owned life insurance	1	297,565	297,565	244,156	244,156
Mortgage servicing rights	3	15,331	35,148	16,045	24,393
SBA servicing rights	3	835	835	1,161	1,161
Investments in limited partnerships	3	12,427	12,427	10,257	10,257
Derivatives:
Interest rate swaps	2	19,339	19,339	20,826	20,826
Interest rate lock and forward sales commitments	2,3	142	142	1,555	1,555
Liabilities:
Demand, interest checking and money market accounts	2	10,186,439	10,186,439	10,703,586	10,703,586
Regular savings	2	2,710,090	2,710,090	2,784,716	2,784,716
Certificates of deposit	2	723,530	702,581	838,631	836,877
FHLB advances	2	50,000	50,000	50,000	50,287
Other borrowings	2	232,799	232,799	264,490	264,490
Subordinated notes, net	2	98,947	96,718	98,564	105,241
Junior subordinated debentures	3	74,857	74,857	119,815	119,815
Derivatives:
Interest rate swaps	2	37,150	37,150	11,615	11,615
Interest rate lock and forward sales commitments	2,3	118	118	140	140
Risk participation agreement	2	67	67	—	—

The Company measures and discloses certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (that is, not a forced liquidation or distressed sale). When measuring fair value, management will maximize the use of observable inputs and minimize the use of unobservable inputs whenever possible. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s estimates for market assumptions.

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (TPS securities)	$—	$—	$28,694	$28,694

Securities—available-for-sale
U.S. Government and agency obligations	—	55,108	—	55,108
Municipal bonds	—	261,209	—	261,209
Corporate bonds	—	121,853	—	121,853
Mortgage-backed or related securities	—	2,139,336	—	2,139,336
Asset-backed securities	—	211,525	—	211,525
	—	2,789,031	—	2,789,031

Loans held for sale(1)	—	2,305	—	2,305
Equity securities	553	—	—	553
SBA servicing rights	—	—	835	835
Investment in limited partnerships	—	—	12,427	12,427

Derivatives
Interest rate swaps	—	19,339	—	19,339
Interest rate lock and forward sales commitments	—	61	81	142
	$553	$2,810,736	$42,037	$2,853,326
Liabilities:
Junior subordinated debentures	$—	$—	$74,857	$74,857
Derivatives
Interest rate swaps	—	37,150	—	37,150
Interest rate lock and forward sales commitments	—	76	42	118
Risk participation agreement	—	67	—	67
	$—	$37,293	$74,899	$112,192

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (TPS securities)	$—	$—	$26,981	$26,981

Securities—available-for-sale
U.S. Government and agency obligations	—	201,332	—	201,332
Municipal bonds	—	308,612	—	308,612
Corporate bonds	—	117,347	—	117,347
Mortgage-backed or related securities	—	2,805,268	—	2,805,268
Asset-backed securities	—	206,434	—	206,434
	—	3,638,993	—	3,638,993

Loans held for sale(1)	—	39,775	—	39,775
SBA servicing rights	—	—	1,161	1,161
Investment in limited partnerships	—	—	10,257	10,257

Derivatives
Interest rate swaps	—	20,826	—	20,826
Interest rate lock and forward sales commitments	—	88	1,467	1,555
	$—	$3,699,682	$39,866	$3,739,548
Liabilities
Junior subordinated debentures	$—	$—	$119,815	$119,815
Derivatives
Interest rate swaps	—	11,615	—	11,615
Interest rate lock and forward sales commitments	—	140	—	140
	$—	$11,755	$119,815	$131,570

(1)    The unpaid principal balance of residential mortgage loans held for sale carried at fair value on a recurring basis was $2.2 million and $38.6 million at December 31, 2022 and 2021, respectively.

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

Equity Securities: Equity securities are invested in a publicly traded stock. The fair value of these securities are based on daily quoted market prices.

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

Junior Subordinated Debentures:  The fair value of junior subordinated debentures is estimated using an income approach technique. The significant inputs included in the estimation of fair value are the credit risk adjusted spread and three month LIBOR. The credit risk adjusted spread represents the nonperformance risk of the liability. The Company utilizes an external valuation firm to validate the reasonableness of the credit risk adjusted spread used to determine the fair value. The junior subordinated debentures are carried at fair value which represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants. Due to inactivity in the trust preferred markets that have limited the observability of market spreads, management has classified this as a Level 3 fair value measurement.

Derivatives: Derivatives include interest rate swap agreements, interest rate lock commitments to originate loans held for sale, forward sales contracts to sell loans and securities related to mortgage banking activities and risk participation agreements. Fair values for these instruments, which generally change as a result of changes in the level of market interest rates, are estimated based on dealer quotes and secondary market sources. As the interest rate lock commitments use a pull-through rate that is considered an unobservable input, these derivatives are classified as a level 3 fair value measurement.

Off-Balance Sheet Items: Off-balance sheet financial instruments include unfunded commitments to extend credit, including standby letters of credit, and commitments to purchase investment securities. The fair value of these instruments is not considered to be material.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2022 and 2021.  The factors used in the fair value estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs and quantitative and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and non-recurring basis at December 31, 2022 and 2021:

			December 31
			2022	2021
Financial Instruments	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Weighted Average Rate
Corporate bonds (TPS securities)	Discounted cash flows	Discount rate	8.27%	3.71%
Junior subordinated debentures	Discounted cash flows	Discount rate	8.27%	3.71%
Loans individually evaluated	Collateral valuations	Discount to appraised value	n/a	8.5% to 20.0%
REO	Appraisals	Discount to appraised value	68.35%	60.91%
Interest rate lock commitments	Pricing model	Pull-through rate	78.65%	86.64%
Investments in limited partnerships	Net Asset Value	Infrequent transactions	n/a	n/a
SBA servicing rights	Discounted cash flows	Constant prepayment rate	14.10%	12.25%

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

Junior subordinated debentures: Similar to the TPS securities discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner’s credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of December 31, 2022, or the passage of time, will result in negative fair value adjustments. At December 31, 2022, the discount rate utilized was based on a credit spread of 350 basis points and three month LIBOR of 477 basis points.

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

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2022 and 2021 (in thousands):

	Level 3 Fair Value Inputs
	TPS Securities	Borrowings— Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Balance, January 1, 2021	$24,980	$116,974	$5,221	$2,819	$—
Net change recognized in earnings	2,001	—	(3,754)	2,615	1,161
Net change recognized in AOCI	—	11,089	—	—	—
Purchases, issuances and settlements	—	—	—	4,823	—
Redemptions	—	(8,248)	—	—	—
Balance, December 31, 2021	26,981	119,815	1,467	10,257	1,161
Net change recognized in earnings	1,713	—	(1,428)	(460)	(326)
Net change recognized in AOCI	—	5,560	—	—	—
Purchases, issuances and settlements	—	—	—	2,630	—
Redemptions	—	(50,518)	—	—	—
Balance, December 31, 2022	$28,694	$74,857	$39	$12,427	$835

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

Items Measured at Fair Value on a Non-recurring Basis

The following tables present financial assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$1,883	$1,883
REO	—	—	340	340
Loans held for sale	—	49,474	—	49,474

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$2,989	$2,989
REO	—	—	852	852

The following table presents the losses resulting from non-recurring fair value adjustments for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	For the years ended December 31,
	2022	2021	2020
Loans individually evaluated	$(626)	$(303)	$(3,482)
REO	—	—	(45)
Loans held for sale	(2,538)	—	—
Total loss from non-recurring measurements	$(3,164)	$(303)	$(3,527)

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

Note 17: BANNER CORPORATION (PARENT COMPANY ONLY)

Summary financial information is as follows (in thousands):

Statements of Financial Condition	December 31
	2022	2021
ASSETS
Cash	$77,457	$106,329
Investment in trust equities	2,678	4,196
Investment in subsidiaries	1,549,918	1,801,764
Other assets	11,651	5,877
Total assets	$1,641,704	$1,918,166
LIABILITIES AND SHAREHOLDERS’ EQUITY
Miscellaneous liabilities	$8,925	$5,723
Deferred tax liability, net	2,543	3,737
Subordinated notes, net	98,947	98,564
Junior subordinated debentures at fair value	74,857	119,815
Shareholders’ equity	1,456,432	1,690,327
Total liabilities and shareholders’ equity	$1,641,704	$1,918,166

Statements of Operations	Years Ended December 31
	2022	2021	2020
INTEREST INCOME:
Interest-bearing deposits	$80	$97	$112
OTHER INCOME (EXPENSE):
Dividend income from subsidiaries	101,931	99,788	87,748
Equity in undistributed income of subsidiaries	104,391	112,814	36,401
Other income	96	146	62
Interest on other borrowings	(8,400)	(8,780)	(7,204)
Other expenses	(6,092)	(7,391)	(3,530)
Net income before taxes	192,006	196,674	113,589
BENEFIT FROM INCOME TAXES	(3,372)	(4,374)	(2,339)
NET INCOME	$195,378	$201,048	$115,928

Statements of Cash Flows	Years Ended December 31
	2022	2021	2020
OPERATING ACTIVITIES:
Net income	$195,378	$201,048	$115,928
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(104,391)	(112,814)	(36,401)
(Decrease) increase in deferred taxes	(43)	(571)	1,438
Net change in valuation of financial instruments carried at fair value	(56)	55	—
Share-based compensation	8,870	9,258	9,168
Loss on extinguishment of debt	765	2,284	—
Net change in other assets	(4,169)	(2,970)	16,756
Net change in other liabilities	3,765	4,050	(235)
Net cash provided from operating activities	100,119	100,340	106,654
INVESTING ACTIVITIES:
Other investing activities	(1,549)	(228)	(38)
Reduction in investment in subsidiaries	(3,072)	—	—
Net cash used by investing activities	(4,621)	(228)	(38)
FINANCING ACTIVITIES:
Net proceeds from issuance of subordinated notes	—	—	98,027
Repayment of junior subordinated debentures	(50,518)	(8,248)	—
Proceeds from redemption of trust securities related to junior subordinated debentures	1,518	248	—
Taxes paid related to net share settlement for equity awards	(3,332)	(3,228)	(1,453)
Repurchase of common stock	(10,960)	(56,528)	(31,775)
Cash dividends paid	(61,078)	(57,621)	(94,078)
Net cash used by financing activities	(124,370)	(125,377)	(29,279)
NET CHANGE IN CASH	(28,872)	(25,265)	77,337
CASH, BEGINNING OF PERIOD	106,329	131,594	54,257
CASH, END OF PERIOD	$77,457	$106,329	$131,594

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

On December 21, 2020, the Company announced that its Board of Directors had authorized the repurchase up to 1,757,781 shares, or approximately 5% of the Company’s outstanding common stock. Under the authorization, shares could be repurchased by the Company in open market purchases. During 2020, no shares were repurchased under the 2020 authorization. In addition to the shares repurchased under the 2019 authorization, there were 41,507 shares surrendered during 2020 by employees to satisfy tax withholding obligations upon vesting of restricted stock. There were 1,050,000 shares repurchased during 2021, under the 2020 authorization at an average price of $53.84 per share. This authorization expired in December 2021.

On December 22, 2021, the Company announced that its Board of Directors had authorized the repurchase of up to 1,712,510 shares, or approximately 5%, of the Company’s outstanding common stock. Under the authorization, shares could be repurchased by the Company in open market purchases. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the year ended December 31, 2021, no shares were repurchased under the 2021 authorization. There were 59,730 shares surrendered during 2021 by employees to satisfy tax withholding obligations upon vesting of restricted stock and settlement of restricted stock units. There were 200,000 shares repurchased during 2022, under the 2021 authorization at an average price of $54.77 per share, leaving 1,512,510 available for future repurchase. In addition to the shares repurchased under the 2021 authorization, there were 55,228 shares surrendered during 2022 by employees to satisfy tax withholding obligations upon vesting of restricted stock. This authorization expired in December 2022.

Note 19: CALCULATION OF EARNINGS PER COMMON SHARE

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings per share data (dollars in thousands, except per share data):

	Years Ended December 31
	2022	2021	2020
Net income	$195,378	$201,048	$115,928

Basic weighted average shares outstanding	34,264,322	34,610,056	35,264,252
Dilutive effect of unvested restricted stock	195,600	309,132	264,596
Diluted weighted shares outstanding	34,459,922	34,919,188	35,528,848

Earnings per common share
Basic	$5.70	$5.81	$3.29
Diluted	$5.67	$5.76	$3.26

Note 20: COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance Sheet Risk - The Company has financial instruments with off-balance-sheet risk generated in the normal course of business to meet the financing needs of its clients.  These financial instruments include commitments to extend credit, commitments related to standby letters of credit, commitments to originate loans, commitments to sell loans, and commitments to buy or sell securities. These instruments involve, to varying degrees, elements of credit and interest rate risk similar to the risk involved in on-balance sheet items recognized in our Consolidated Statements of Financial Condition.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	December 31, 2022	December 31, 2021
Commitments to extend credit	$4,031,954	$3,527,143
Standby letters of credit and financial guarantees	26,119	21,830
Commitments to originate loans	53,266	106,609
Risk participation agreements	48,566	40,064

Derivatives also included in Note 21:
Commitments to originate loans held for sale	10,525	106,590
Commitments to sell loans secured by one- to four-family residential properties	12,568	27,006
Commitments to sell securities related to mortgage banking activities	7,000	127,580

In addition to the commitments disclosed in the table above, the Company is committed to funding its unfunded tax credit investments, as discussed previously in Note 11, Income Taxes. The Company has also entered into agreements to invest in several limited partnerships. As of December 31, 2022 and December 31, 2021, the funded balances and remaining outstanding commitments of these investments were as follows (in thousands):

	December 31, 2022		December 31, 2021
	Funded Balance	Unfunded Balance	Funded Balance	Unfunded Balance
Limited partnerships investments	$10,272	$12,228	$7,642	$9,858

Commitments to extend credit are agreements to lend to a client, as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements.  Each client’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the client.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company’s allowance for credit losses - unfunded loan commitments was $14.7 million and $12.4 million, at December 31, 2022 and 2021, respectively.

Standby letters of credit are conditional commitments issued to guarantee a client’s performance or payment to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Under a risk participation agreement, the Bank guarantees the financial performance of a borrower on the participated portion of an interest rate swap on a loan.

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to clients during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the client. The Bank then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans would require a lock extension. The cost of a lock extension at times was borne by the client and at times by the Bank. These lock extension costs have not had a material impact to the Company’s operations. For mandatory delivery commitments the Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during 2022 or 2021. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to clients and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract. Changes in the value of rate lock commitments are recorded as assets and liabilities.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Bank holds a security interest.  Based upon the information known to management at this time, the Company has accrued $14.8 million related to outstanding legal proceedings. There are no other legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at December 31, 2022.

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

As of December 31, 2022 and December 31, 2021, the notional values or contractual amounts and fair values of the Company’s derivatives were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2022		December 31, 2021		December 31, 2022		December 31, 2021
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Hedged interest rate swaps	$—	$—	$—	$—	$400,000	$26,485	$400,000	$279
Interest rate swaps not designated in hedge relationships	440,731	37,119	551,606	20,826	440,731	37,150	551,606	11,336
Less: Master netting agreements		(17,780)				(17,780)
Less: Cash settlements		—				(8,705)
Net interest rate swaps		19,339				37,150
Risk participation agreements	1,283	—	—	—	47,283	67	—	—
Mortgage loan commitments	15,920	81	87,986	1,467	12,367	42	26,329	66
Forward sales contracts	16,568	61	56,086	88	3,000	76	98,500	74
Total	$474,502	$19,481	$695,678	$22,381	$503,381	$37,335	$676,435	$11,476

(1)    Included in Other assets on the Consolidated Statements of Financial Condition.
(2)    Included in Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

Derivatives Designated in Hedge Relationships

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on the Company’s variable-rate assets. During the next twelve months, the Company estimates that an additional $15.7 million will be reclassified as a decrease to interest income.

The following table presents the effect of cash flow hedge accounting on AOCI for the years ended December 31, 2022 and December 31, 2021 (in thousands):

	For the Year Ended December 31, 2022
	Amount of Gain or (Loss) Recognized in AOCI on Derivative	Amount of Gain or (Loss) Recognized in AOCI Included Component	Amount of Gain or (Loss) Recognized in AOCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest rate swaps	$(28,418)	$(28,418)	$—	Interest Income	$(3,195)	$(3,195)	$—

	For the Year Ended December 31, 2021
	Amount of Gain or (Loss) Recognized in AOCI on Derivative	Amount of Gain or (Loss) Recognized in AOCI Included Component	Amount of Gain or (Loss) Recognized in AOCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest rate swaps	$(920)	$(920)	$—	Interest Income	$340	$340	$—

At December 31, 2022 and December 31, 2021, we had recorded total net unrealized losses on cash flow hedges in AOCI, net of taxes of $20.1 million and $958,000, respectively.

Derivatives Not Designated in Hedge Relationships

Interest Rate Swaps: The Bank uses an interest rate swap program for commercial loan clients, that provides the client with a variable-rate loan and enters into an interest rate swap in which the client receives a variable-rate payment in exchange for a fixed-rate payment. The Bank offsets its risk exposure by entering into an offsetting interest rate swap with a dealer counterparty for the same notional amount and length of term as the client interest rate swap providing the dealer counterparty with a fixed-rate payment in exchange for a variable-rate payment. These swaps do not qualify as designated hedges; therefore, each swap is accounted for as a freestanding derivative.

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

Mortgage Loan Commitments: The Company sells originated one- to four-family mortgage loans into the secondary mortgage loan markets. During the period of loan origination and prior to the sale of the loans in the secondary market, the Company has exposure to movements in interest rates associated with written interest rate lock commitments with potential borrowers to originate one- to four-family loans that are intended to be sold and for closed one- to four-family mortgage loans held for sale for which fair value accounting has been elected, that are awaiting sale and delivery into the secondary market. The Company economically hedges the risk of changing interest rates associated with these mortgage loan commitments by entering into forward sales contracts to sell one- to four-family mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates.

Gains (losses) recognized in income within Mortgage banking operations on non-designated hedging instruments for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	For the Years Ended December 31
	2022	2021	2020
Mortgage loan commitments	$(1,427)	$(3,754)	$4,430
Forward sales contracts	84	1,243	(1,334)
	$(1,343)	$(2,511)	$3,096

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between the Bank and the dealer counterparties, the agreements contain a provision where if the Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required the Bank to maintain a specific capital level. If the Bank had breached any of these provisions at December 31, 2022 or December 31, 2021, it could have been required to settle its obligations under the agreements at the termination value. As of December 31, 2022, the Company had no obligations to dealer counterparties related to these agreements. As of December 31, 2021, the termination value of derivatives in a net liability position related to these agreements was $24.9 million. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $22.2 million and $45.8 million as of December 31, 2022 and 2021, respectively. The collateral posted included restricted cash of $15.9 million and $21.6 million as of December 31, 2022 and 2021, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable. In addition, some of interest rate swap derivatives between the Bank and the dealer counterparties are cleared through central clearing houses. These clearing houses characterize the variation margin payments as settlements of the derivative’s market exposure and not as collateral. The variation margin is treated as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative liability. As of December 31, 2022 and December 31, 2021, the variation margin adjustment was a negative adjustment of $8.7 million and $10.7 million, respectively.

The following presents additional information related to the Company’s interest rate swaps, both designated and non-designated as hedged, as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$37,119	$(17,780)	$19,339	$—	$—	$19,339
	$37,119	$(17,780)	$19,339	$—	$—	$19,339

Derivative liabilities
Interest rate swaps	$63,634	$(26,484)	$37,150	$—	$(14,972)	$22,178
	$63,634	$(26,484)	$37,150	$—	$(14,972)	$22,178

	December 31, 2021
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$20,826	$—	$20,826	$—	$—	$20,826
	$20,826	$—	$20,826	$—	$—	$20,826

Derivative liabilities
Interest rate swaps	$11,615	$—	$11,615	$—	$(9,669)	$1,946
	$11,615	$—	$11,615	$—	$(9,669)	$1,946

Note 22: REVENUE FROM CONTRACTS WITH CLIENTS

Disaggregation of Revenue:

Deposit fees and other service charges for the years ended December 31, 2022, 2021 and 2020 are summarized as follows (in thousands):

	Years Ended December 31
	2022	2021	2020
Deposit service charges	23,710	19,162	16,428
Debit and credit card interchange fees	23,766	23,271	20,052
Debit and credit card expense	(11,487)	(10,636)	(9,098)
Merchant services income	15,551	14,973	12,554
Merchant services expense	(12,754)	(12,084)	(10,042)
Other service charges	5,673	4,809	4,490
Total deposit fees and other service charges	44,459	39,495	34,384

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

Note 23: LEASES

The Company leases 95 buildings and offices under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. The table below presents the lease right-of-use assets and lease liabilities recorded on the balance sheet at December 31, 2022 and December 31, 2021 (dollars in thousands):

	December 31, 2022	December 31, 2021
Assets
Operating right-of-use lease assets	$49,283	$55,257

Liabilities
Operating lease liabilities	$55,205	$59,756

Weighted-average remaining lease term
Operating leases	5.1 years	5.5 years

Weighted-average discount rate
Operating leases	3.0%	2.8%

The table below presents certain information related to the lease costs for operating leases for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$16,647	$17,541	$17,337
Short-term lease cost	125	100	97
Variable lease cost	2,189	2,584	2,778
Less sublease income	(1,126)	(904)	(946)
Total lease cost (1)	$17,835	$19,321	$19,266

(1)    Lease expenses and sublease income are classified within occupancy and equipment expense on the Consolidated Statements of Operations.

Operating cash flows paid for operating lease amounts included in the measurement of lease liabilities were $15.4 million for the year ended December 31, 2022 and $18.0 million for the year ended December 31, 2021. The Company recorded $9.3 million of right-of-use lease assets in exchange for operating lease liabilities for the year ended December 31, 2022 and $16.7 million for the year ended December 31, 2021.

The table below reconciles the undiscounted cash flows for each of the first five years beginning with 2023 and the total of the remaining years to the operating lease liabilities recorded on the Consolidated Statements of Financial Position (in thousands):

Operating Leases
2023	$14,366
2024	13,116
2025	11,203
2026	9,317
2027	6,038
Thereafter	5,568
Total minimum lease payments	59,608
Less: amount of lease payments representing interest	(4,403)
Lease obligations	$55,205

As of December 31, 2022, the Company had no undiscounted lease payments under an operating lease that had not yet commenced, compared to $353,000 undiscounted lease payments under an operating lease that had not yet commenced at December 31, 2021.

BANNER CORPORATION

Exhibit	Index of Exhibits
3{a}	Restated Articles of Incorporation of Banner Corporation [incorporated by reference to Exhibit 3.1 (b) to the Registrant’s Current Report on Form 8-K filed on May 24, 2022 (File No. 000-26584)].

3{b}	Amended and Restated Bylaws of Banner Corporation [incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2022 (File No. 000-26584)]

4.2	Description of Capital Stock

4.3	Issuance of base indenture, first supplemental indenture and subordinated note [incorporated by reference to the exhibits filed with Form 8-K on June 30, 2020 (File No. 000-26584)]

10{a}	Amended and Restated Employment Agreement, with Mark J. Grescovich [incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2013 (File No. 000-26584].

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

10{f}
Amended and Restated Executive Severance and Change in Control Plan and Summary Plan Description (Amended and Restated effective as of October 1, 2021) [incorporated by reference to exhibit 10{j} included in the Form 10-Q dated September 30, 2021 (File No. 000-26584)]

10{g}
2014 Omnibus Incentive Plan [incorporated by reference as Appendix C to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 24, 2014 (File No. 000-26584)] and amendments [incorporated by reference to the Form 8-K filed on March 25, 2015 (File No. 000-26534)].

10{h}
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

10{i}	2018 Omnibus Incentive Plan [incorporated by reference as Appendix D to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 23, 2018 (File No. 000-26584)]

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

14	Code of Ethics [Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.bannerbank.com in the section titled Corporate Overview: Governance Document

21	Subsidiaries of the Registrant.

23.1	Consent of Registered Independent Public Accounting Firm – Moss Adams LLP.

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included in Exhibit 101)