Form 10-Q
period 2023-03-31
BANNER CORP
filed 2023-05-05
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2023
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

Large accelerated filer	☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company			☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).				Yes	☐	No	☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:				As of April 30, 2023
Common Stock, $.01 par value per share				34,334,590 shares

BANNER CORPORATION AND SUBSIDIARIES

All references to “Banner” refer to Banner Corporation and those to the “Bank” refer to its wholly-owned subsidiary, Banner Bank. As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.

Special Note Regarding Forward-Looking Statements

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items, including statements about our financial condition, liquidity and results of operations. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth caused by increasing political instability from acts of war including Russia’s invasion of Ukraine, as well as increasing prices and supply chain disruptions, and any governmental or societal responses to the COVID-19 pandemic, including new COVID-19 variants; the uncertain impacts of quantitative tightening and current and future monetary policies of the Federal Reserve; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses and provisions for credit losses; the ability to manage loan delinquency rates; competitive pressures among financial services companies; changes in consumer spending or borrowing and spending habits; interest rate movements generally and the relative differences between short and long-term interest rates, loan and deposit interest rates, net interest margin and funding sources; the transition away from the London Interbank Offered Rate (LIBOR) toward new interest rate benchmarks; the impact of repricing and competitors’ pricing initiatives on loan and deposit products; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values; the ability to adapt successfully to technological changes to meet clients’ needs and developments in the marketplace; the ability to access cost-effective funding; the ability to control operating costs and expenses, including the costs associated with our “Banner Forward” initiative; the use of estimates in determining fair value of certain assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect employees, and potential associated charges; disruptions, security breaches or other adverse events, failures or interruptions in, or attacks on, information technology systems or on the third-party vendors who perform critical processing functions; changes in financial markets; changes in economic conditions in general and in Washington, Idaho, Oregon and California in particular, including the risk of inflation; secondary market conditions for loans and the ability to sell loans in the secondary market; the costs, effects and outcomes of litigation; legislation or regulatory changes, including but not limited to changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, results of safety and soundness and compliance examinations by the Board of Governors of the Federal Reserve System (the Federal Reserve), the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks (the Washington DFI), or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require restitution or institute an informal or formal enforcement action which could require an increase in reserves for loan losses, write-downs of assets or changes in regulatory capital position, or affect the ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions, any of which could adversely affect liquidity and earnings; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the quality and composition of our securities portfolio and the impact of adverse changes in the securities markets; the inability of key third-party providers to perform their obligations; changes in accounting principles, policies or guidelines, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business; other economic, competitive, governmental, regulatory and technological factors affecting operations, pricing, products and services; future acquisitions by the Company of other depository institutions or lines of business; and future goodwill impairment due to changes in the Company’s business, changes in market conditions; and other risks detailed from time to time in our reports filed with or furnished to the U.S. Securities and Exchange Commission (SEC), including this report on Form 10-Q.

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

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares and per share amounts)
March 31, 2023 and December 31, 2022

ASSETS	March 31, 2023	December 31, 2022
Cash and due from banks	$194,629	$198,154
Interest bearing deposits	48,363	44,908
Total cash and cash equivalents	242,992	243,062
Securities—trading	28,591	28,694
Securities—available-for-sale, amortized cost $3,040,211 and $3,218,777, respectively	2,653,860	2,789,031
Securities—held-to-maturity, net of allowance for credit losses of $364 and $379, respectively	1,109,595	1,117,588
Total securities	3,792,046	3,935,313
Federal Home Loan Bank (FHLB) stock	16,800	12,000
Securities purchased under agreements to resell	150,000	300,000
Loans held for sale (includes $48,439 and $51,779, at fair value, respectively)	49,016	56,857
Loans receivable	10,160,684	10,146,724
Allowance for credit losses – loans	(141,457)	(141,465)
Net loans receivable	10,019,227	10,005,259
Accrued interest receivable	52,094	57,284
Property and equipment, net	136,362	138,754
Goodwill	373,121	373,121
Other intangibles, net	8,390	9,440
Bank-owned life insurance (BOLI)	299,754	297,565
Deferred tax assets, net	165,247	178,131
Operating lease right-of-use assets	47,106	49,283
Other assets	181,448	177,362
Total assets	$15,533,603	$15,833,431
LIABILITIES
Deposits:
Non-interest-bearing	$5,764,009	$6,176,998
Interest-bearing transaction and savings accounts	6,440,261	6,719,531
Interest-bearing certificates	949,932	723,530
Total deposits	13,154,202	13,620,059
Advances from FHLB	170,000	50,000
Other borrowings	214,564	232,799
Subordinated notes, net	99,046	98,947
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	74,703	74,857
Operating lease liabilities	52,772	55,205
Accrued expenses and other liabilities	191,326	200,839
Deferred compensation	45,295	44,293
Total liabilities	14,001,908	14,376,999
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 34,308,540 shares issued and outstanding at March 31, 2023; 34,194,018 shares issued and outstanding at December 31, 2022	1,293,225	1,293,959
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2023; no shares issued and outstanding at December 31, 2022	—	—
Retained earnings	564,106	525,242
Carrying value of shares held in trust for stock-based compensation plans	(6,919)	(6,905)
Liability for common stock issued to stock related compensation plans	6,919	6,905
Accumulated other comprehensive loss	(325,636)	(362,769)
Total shareholders’ equity	1,531,695	1,456,432
Total liabilities and shareholders’ equity	$15,533,603	$15,833,431
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except shares and per share amounts)
For the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022
INTEREST INCOME:
Loans receivable	$133,257	$100,350
Mortgage-backed securities	18,978	14,109
Securities and cash equivalents	14,726	8,432
Total interest income	166,961	122,891
INTEREST EXPENSE:
Deposits	9,244	2,086
FHLB advances	1,264	291
Other borrowings	381	84
Subordinated debt	2,760	1,776
Total interest expense	13,649	4,237
Net interest income	153,312	118,654
RECAPTURE OF PROVISION FOR CREDIT LOSSES	(524)	(6,961)
Net interest income after recapture of provision for credit losses	153,836	125,615
NON-INTEREST INCOME:
Deposit fees and other service charges	10,562	11,189
Mortgage banking operations	2,691	4,440
BOLI	2,188	1,631
Miscellaneous	1,640	1,683
	17,081	18,943
Net (loss) gain on sale of securities	(7,252)	435
Net change in valuation of financial instruments carried at fair value	(552)	49
Total non-interest income	9,277	19,427
NON-INTEREST EXPENSE:
Salary and employee benefits	61,389	59,486
Less capitalized loan origination costs	(3,431)	(6,230)
Occupancy and equipment	11,970	13,220
Information and computer data services	7,147	6,651
Payment and card processing services	4,618	4,896
Professional and legal expenses	2,121	2,180
Advertising and marketing	806	461
Deposit insurance	1,890	1,524
State and municipal business and use taxes	1,300	1,162
Real estate operations, net	(277)	(79)
Amortization of core deposit intangibles	1,050	1,424
Loss on extinguishment of debt	—	793
Miscellaneous	6,038	5,707
Total non-interest expense	94,621	91,195
Income before provision for income taxes	68,492	53,847
PROVISION FOR INCOME TAXES	12,937	9,884
NET INCOME	$55,555	$43,963
Earnings per common share:
Basic	$1.62	$1.28
Diluted	$1.61	$1.27
Cumulative dividends declared per common share	$0.48	$0.44
Weighted average number of common shares outstanding:
Basic	34,239,533	34,300,742
Diluted	34,457,869	34,598,436
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022
NET INCOME	$55,555	$43,963
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) on securities—available-for-sale arising during the period	36,143	(153,064)
Income tax (expense) benefit related to securities—available-for-sale unrealized holding losses	(8,675)	36,736
Reclassification for net loss (gain) on securities—available-for-sale realized in earnings	7,252	(435)
Income tax (benefit) expense related to securities—available-for-sale realized in earnings	(1,740)	104
Unrealized loss on securities transferred from available-for-sale to held-to-maturity	—	(34,596)
Income tax benefit related to securities transferred from available-for-sale to held-to-maturity	—	8,303
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	572	324
Income tax expense related to amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	(137)	(77)
Net unrealized gain (loss) on interest rate swaps used in cash flow hedges	4,738	(14,775)
Income tax (expense) benefit related to interest rate swaps used in cash flow hedges	(1,137)	3,546
Changes in fair value of junior subordinated debentures related to instrument specific credit risk	154	(1,213)
Income tax (expense) benefit related to junior subordinated debentures	(37)	291
Reclassification of fair value of junior subordinated debentures redeemed	—	765
Income tax expense related to junior subordinated debentures redeemed	—	(184)
Other comprehensive income (loss)	37,133	(154,275)
COMPREHENSIVE INCOME (LOSS)	$92,688	$(110,312)

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands, except shares and per share amounts)
For the Three Months Ended March 31, 2023 and the Year Ended December 31, 2022

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2022	34,252,632	$1,299,381	$390,762	$184	$1,690,327
Net income			43,963		43,963
Other comprehensive loss, net of income tax				(154,275)	(154,275)
Accrual of dividends on common stock ($0.44/share)			(15,066)		(15,066)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	120,152	(1,169)			(1,169)
Balance, March 31, 2022	34,372,784	$1,298,212	$419,659	$(154,091)	$1,563,780
Net income			47,965		47,965
Other comprehensive loss, net of income tax				(101,824)	(101,824)
Accrual of dividends on common stock ($0.44/share)			(15,378)		(15,378)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	18,546	2,247			2,247
Repurchase of common stock	(200,000)	(10,960)			(10,960)
Balance, June 30, 2022	34,191,330	$1,289,499	$452,246	$(255,915)	$1,485,830
Net income			49,070		49,070
Other comprehensive loss, net of income tax				(113,275)	(113,275)
Accrual of dividends on common stock ($0.44/share)			(15,208)		(15,208)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	429	2,242			2,242
Balance, September 30, 2022	34,191,759	$1,291,741	$486,108	$(369,190)	$1,408,659
Net income			54,380		54,380
Other comprehensive income, net of income tax				6,421	6,421
Accrual of dividends on common stock ($0.44/share)			(15,246)		(15,246)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	2,259	2,218			2,218
Balance, December 31, 2022	34,194,018	$1,293,959	$525,242	$(362,769)	$1,456,432

Balance, January 1, 2023	34,194,018	$1,293,959	$525,242	$(362,769)	$1,456,432
Net income			55,555		55,555
Other comprehensive income, net of income tax				37,133	37,133
Accrual of dividends on common stock ($0.48/share)			(16,691)		(16,691)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	114,522	(734)			(734)
Balance, March 31, 2023	34,308,540	$1,293,225	$564,106	$(325,636)	$1,531,695

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net income	$55,555	$43,963
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	4,364	4,169
Deferred income and expense, net of amortization	(608)	(1,838)
Capitalized loan servicing rights, net of amortization	592	(739)
Amortization of core deposit intangibles	1,050	1,424
Loss (gain) on sale of securities, net	7,252	(435)
Net change in valuation of financial instruments carried at fair value	552	(49)
Decrease in deferred taxes	1,158	860
Increase in current taxes payable	10,014	7,595
Stock-based compensation	2,053	2,081
Net change in cash surrender value of BOLI	(2,188)	(1,519)
Gain on sale of loans, excluding capitalized servicing rights	(1,445)	(1,909)
(Gain) loss on disposal of real estate held for sale and property and equipment, net	(331)	109
Recapture of provision for credit losses	(524)	(6,961)
Loss on extinguishment of debt	—	765
Origination of loans held for sale	(39,585)	(208,270)
Proceeds from sales of loans held for sale	48,871	226,074
Net change in:
Other assets	8,837	(10,245)
Other liabilities	(20,880)	(4,421)
Net cash provided from operating activities	74,737	50,654
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(26,426)	(281,353)
Principal repayments and maturities of securities—available-for-sale	45,774	106,937
Proceeds from sales of securities—available-for-sale	150,170	12,767
Purchases of securities—held-to-maturity	—	(40,351)
Principal repayments and maturities of securities—held-to-maturity	7,937	7,573
Loan (originations) repayments, net	(13,681)	31,355
Purchases of loans and participating interest in loans	—	(75,575)
Proceeds from sales of other loans	1,519	5,034
Purchases of property and equipment	(1,984)	(3,306)
Proceeds from sale of real estate held for sale and sale of other property	343	5,616
Proceeds from FHLB stock repurchase program	37,920	2,000
Purchase of FHLB stock	(42,720)	—
Proceeds from maturity of reverse repurchase agreements	150,000	—
Investment in bank-owned life insurance	(2)	(50,040)
Other	(39)	1,098
Net cash provided from (used by) investing activities	308,811	(278,245)
Continued on next page

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022
FINANCING ACTIVITIES:
(Decrease) increase in deposits, net	$(465,857)	$196,841
Repayment of long term FHLB advances	—	(50,000)
Advances of overnight and short term FHLB advances, net	120,000	—
(Decrease) increase in other borrowings, net	(18,235)	2,288
Repayment of junior subordinated debentures	—	(50,518)
Proceeds from redemption of trust preferred securities related to junior subordinated debentures	—	1,518
Cash dividends paid	(16,739)	(15,200)
Taxes paid related to net share settlement of equity awards	(2,787)	(3,250)
Net cash (used by) provided from financing activities	(383,618)	81,679
NET CHANGE IN CASH AND CASH EQUIVALENTS	(70)	(145,912)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	243,062	2,134,300
CASH AND CASH EQUIVALENTS, END OF PERIOD	$242,992	$1,988,388

	Three Months Ended March 31,
	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$10,574	$3,526
Tax paid	43	120
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividends accrued but not paid until after period end	1,110	1,204
Loans, held-for-sale, transferred to portfolio	—	13,420
Securities, available-for-sale, transferred to held-to-maturity	—	462,159

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2023 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and note disclosures have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. Certain reclassifications have been made to the 2022 Consolidated Financial Statements and/or schedules to conform to the 2023 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.

The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Interim results are not necessarily indicative of results for a full year or any other interim period.

Note 2: ACCOUNTING STANDARDS RECENTLY ISSUED OR ADOPTED

Financial Instruments – Credit Losses (Topic 326)

On January 1, 2023, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminated the troubled debt restructuring (TDR) recognition and measurement guidance and, instead, requires that a creditor evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The ASU also introduced new disclosure requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. In addition, the ASU requires vintage disclosures including current-period gross write-offs by year of origination for financing receivables. The Company applied the ASU prospectively and new disclosures have been added when applicable.

Reference Rate Reform (Topic 848)

In March 2020, the FASB issued guidance within ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, in response to the scheduled discontinuation of LIBOR on December 31, 2021. The amendments in this ASU provide optional guidance designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) necessitated by reference rate reform. Since the issuance of this guidance, the publication cessation of U.S. dollar LIBOR has been extended to June 30, 2023.

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of Sunset Date of Topic 848. This ASU defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. This deferral of the sunset date is in response to the extension of the publication cessation date. The amendments in this ASU are effective upon the issuance date of December 2022.

The following optional expedients for applying the requirements of certain Topics or Industry Subtopics in the Codification are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance: 1) modifications of contracts within the scope of Topics 310, Receivables, and 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; 2) modifications of contracts within the scope of Topic 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts; 3) modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract; and 4) the amendments in this ASU also include a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments in this ASUs are effective upon the issuance date of March 12, 2020, and applies to contract modifications made and new hedging relationships entered into through December 31, 2022.

The Company has elected certain expedients related to individual hedge relationships. The Company will be able to use expedients in the Reference Rate Reform guidance to manage through the transition from LIBOR, specifically as they relate to loans, leases and hedging relationships. The adoption of this accounting guidance did not have a material impact on the Company’s Consolidated Financial Statements.

Fair Value Measurement (Topic 820)

In June 2022, the FASB issued guidance within ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The ASU affects all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value.

The ASU is effective for fiscal years, beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Note 3: SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at March 31, 2023 and December 31, 2022 are summarized as follows (in thousands):

	March 31, 2023
	Amortized Cost	Fair Value
Trading:
Corporate bonds	$27,203	$28,591
	$27,203	$28,591

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$53,689	$10	$(1,111)	$52,588
Municipal bonds	205,152	482	(31,913)	173,721
Corporate bonds	133,269	—	(15,865)	117,404
Mortgage-backed or related securities	2,425,602	1,647	(335,040)	2,092,209
Asset-backed securities	222,499	269	(4,830)	217,938
	$3,040,211	$2,408	$(388,759)	$2,653,860

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$310	$1	$(5)	$306	$—
Municipal bonds	501,361	358	(59,063)	442,656	(173)
Corporate bonds	2,929	—	(19)	2,910	(191)
Mortgage-backed or related securities	605,359	—	(94,169)	511,190	—
	$1,109,959	$359	$(153,256)	$957,062	$(364)

	December 31, 2022
	Amortized Cost	Fair Value
Trading:
Corporate bonds	$27,203	$28,694
	$27,203	$28,694

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$56,344	$8	$(1,244)	$55,108
Municipal bonds	301,449	530	(40,770)	261,209
Corporate bonds	133,334	—	(11,481)	121,853
Mortgage-backed or related securities	2,505,172	885	(366,721)	2,139,336
Asset-backed securities	222,478	40	(10,993)	211,525
	$3,218,777	$1,463	$(431,209)	$2,789,031

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$312	$—	$(7)	$305	$—
Municipal bonds	503,117	109	(70,907)	432,319	(183)
Corporate bonds	2,961	—	(16)	2,945	(196)
Mortgage-backed or related securities	611,577	—	(104,966)	506,611	—
	$1,117,967	$109	$(175,896)	$942,180	$(379)

Accrued interest receivable on held-to-maturity debt securities was $4.4 million and $4.8 million as of March 31, 2023 and December 31, 2022, respectively, and was $11.9 million and $12.4 million on available-for-sale debt securities at March 31, 2023 and December 31, 2022, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Statements of Financial Condition and is excluded from the calculation of the allowance for credit losses.

At March 31, 2023 and December 31, 2022, the gross unrealized losses and the fair value for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	March 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$24,785	$(216)	$23,739	$(895)	$48,524	$(1,111)
Municipal bonds	49,555	(1,218)	106,391	(30,695)	155,946	(31,913)
Corporate bonds	42,252	(4,953)	74,552	(10,912)	116,804	(15,865)
Mortgage-backed or related securities	403,356	(19,053)	1,558,227	(315,987)	1,961,583	(335,040)
Asset-backed securities	123,691	(2,118)	83,914	(2,712)	207,605	(4,830)
	$643,639	$(27,558)	$1,846,823	$(361,201)	$2,490,462	$(388,759)

	December 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$33,407	$(882)	$16,732	$(362)	$50,139	$(1,244)
Municipal bonds	188,920	(25,592)	33,907	(15,178)	222,827	(40,770)
Corporate bonds	108,187	(9,547)	13,066	(1,934)	121,253	(11,481)
Mortgage-backed or related securities	930,566	(90,537)	1,159,110	(276,184)	2,089,676	(366,721)
Asset-backed securities	201,437	(10,993)	—	—	201,437	(10,993)
	$1,462,517	$(137,551)	$1,222,815	$(293,658)	$2,685,332	$(431,209)

At March 31, 2023, there were 259 securities—available-for-sale with unrealized losses, compared to 298 at December 31, 2022.  Management does not believe that any individual unrealized loss as of March 31, 2023 or December 31, 2022 resulted from credit loss.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

There were no sales of securities—trading during the three months ended March 31, 2023 or 2022. There were no securities—trading in a nonaccrual status at March 31, 2023 or December 31, 2022.  Net unrealized holding losses of $103,000 were recognized during the three months ended March 31, 2023 compared to $373,000 of net unrealized holding gains recognized during the three months ended March 31, 2022.

The following table presents gross gains and losses on sales and partial calls of securities available-for-sale (in thousands):

	Three Months Ended March 31,
	2023	2022
Available-for-Sale:
Gross Gains	$232	$436
Gross Losses	(7,484)	(1)
Balance, end of the period	$(7,252)	$435

There were no securities—available-for-sale in a nonaccrual status at March 31, 2023 or December 31, 2022.

The following table presents the amortized cost and estimated fair value of securities at March 31, 2023, by contractual maturity and does not reflect any required periodic payments (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	March 31, 2023
	Trading		Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$—	$—	$8,110	$8,029	$22,368	$22,157
Maturing after one year through five years	—	—	207,623	192,942	22,945	22,417
Maturing after five years through ten years	—	—	471,431	422,224	25,643	24,866
Maturing after ten years	27,203	28,591	2,353,047	2,030,665	1,039,003	887,622
	$27,203	$28,591	$3,040,211	$2,653,860	$1,109,959	$957,062

The following table presents, as of March 31, 2023, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	March 31, 2023
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$238,597	$240,736	$216,883
Federal Reserve	120,463	120,463	103,769
Interest rate swap counterparties	6,422	6,807	6,268
Repurchase transaction accounts	317,761	317,761	266,592
Other	2,435	2,435	2,413
Total pledged securities	$685,678	$688,202	$595,925

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit ratings which are reviewed and updated quarterly. The Company’s non-rated held-to-maturity debt securities are primarily United States government sponsored enterprise debentures carrying minimal to no credit risk. The non-rated corporate bonds primarily consist of Community Reinvestment Act related bonds secured by loan instruments from low to moderate income borrowers. The remaining non-rated held-to-maturity debt securities balance is comprised of local municipal debt from within the Company’s geographic footprint and is monitored through quarterly or annual financial review. This municipal debt is predominately essential service or unlimited general obligation backed debt. The following tables summarize the amortized cost of held-to-maturity debt securities by credit rating at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$491,252	$500	$16,626	$508,378
Not Rated	310	10,109	2,429	588,733	601,581
	$310	$501,361	$2,929	$605,359	$1,109,959

	December 31, 2022
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$492,105	$500	$16,681	$509,286
Not Rated	312	11,012	2,461	594,896	608,681
	$312	$503,117	$2,961	$611,577	$1,117,967

Note 4: LOANS RECEIVABLE AND THE ALLOWANCE FOR CREDIT LOSSES - LOANS

The following table presents the loans receivable at March 31, 2023 and December 31, 2022 by class (dollars in thousands).

	March 31, 2023		December 31, 2022
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$865,705	8.5%	$845,320	8.3%
Investment properties	1,520,261	15.0	1,589,975	15.7
Small balance CRE	1,179,749	11.6	1,200,251	11.8
Multifamily real estate	696,864	6.8	645,071	6.4
Construction, land and land development:
Commercial construction	191,051	1.9	184,876	1.8
Multifamily construction	362,425	3.6	325,816	3.2
One- to four-family construction	584,655	5.8	647,329	6.4
Land and land development	329,438	3.2	328,475	3.2
Commercial business:
Commercial business (1)	1,266,047	12.5	1,283,407	12.7
Small business scored	960,650	9.4	947,092	9.3
Agricultural business, including secured by farmland (2)	272,707	2.7	295,077	2.9
One- to four-family residential	1,252,104	12.3	1,173,112	11.6
Consumer:
Consumer—home equity revolving lines of credit	564,334	5.6	566,291	5.6
Consumer—other	114,694	1.1	114,632	1.1
Total loans	10,160,684	100.0%	10,146,724	100.0%
Less allowance for credit losses – loans	(141,457)		(141,465)
Net loans	$10,019,227		$10,005,259

(1)    Includes $5.6 million and $7.6 million of U.S. Small Business Administration (SBA) Paycheck Protection Program (PPP) loans as of March 31, 2023 and December 31, 2022, respectively.
(2)    Includes $330,000 of SBA PPP loans as of March 31, 2023 and $334,000 as of December 31, 2022.

Loan amounts are net of unearned loan fees in excess of unamortized costs of $8.0 million as of March 31, 2023 and $8.1 million as of December 31, 2022. Net loans include net discounts on acquired loans of $6.1 million and $6.6 million as of March 31, 2023 and December 31, 2022, respectively. Net loans does not include accrued interest receivable. Accrued interest receivable on loans was $35.6 million as of March 31, 2023 and $39.8 million as of December 31, 2022 and was reported in accrued interest receivable on the Consolidated Statements of Financial Condition.

The Company had pledged $6.5 billion of loans as collateral for FHLB and other borrowings at both March 31, 2023 and December 31, 2022.

Purchased credit-deteriorated and purchased non-credit-deteriorated loans. Loans acquired in business combinations are recorded at their fair value at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-deteriorated (PCD) or purchased non-credit-deteriorated. There were no PCD loans acquired during the three months ended March 31, 2023 or March 31, 2022.
Troubled Loan Modifications. Occasionally, the Company offers modifications of loans to borrowers experiencing financial difficulty by providing principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions or any combination of these. When principal forgiveness is provided, the amount of the forgiveness is charged-off against the allowance for credit losses - loans. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses - loans is adjusted by the same amount.

The following table presents the amortized cost basis of loans at March 31, 2023 that were both experiencing financial difficulty and modified during the quarter ended March 31, 2023 (in thousands):

	March 31, 2023
	Term Extension	Total
One- to four-family construction	$6,107	$6,107
Total	$6,107	$6,107

The Company has committed to lend additional amounts totaling $436,000 to the borrowers included in the previous table. The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table presents the financial effect of the loan modifications presented above for borrowers experiencing financial difficulty for the three months ended March 31, 2023:

Three Months Ended March 31, 2023
Weighted-Average Term Extension (in months)
One- to four-family construction	7
Total	7

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

The following tables present the Company’s portfolio of risk-rated loans by class and by grade as of March 31, 2023 and December 31, 2022 (in thousands). Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	March 31, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$33,565	$160,079	$190,447	$141,823	$72,672	$200,153	$25,434	$824,173
Special Mention	—	—	—	—	—	41	—	41
Substandard	1,771	10,278	—	11,998	16,991	253	200	41,491
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$35,336	$170,357	$190,447	$153,821	$89,663	$200,447	$25,634	$865,705

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - investment properties
Risk Rating
Pass	$33,547	$181,326	$296,106	$127,945	$180,315	$673,599	$23,147	$1,515,985
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,980	1,296	4,276
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$33,547	$181,326	$296,106	$127,945	$180,315	$676,579	$24,443	$1,520,261

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily real estate
Risk Rating
Pass	$38,932	$149,727	$177,809	$100,126	$46,210	$182,443	$1,617	$696,864
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$38,932	$149,727	$177,809	$100,126	$46,210	$182,443	$1,617	$696,864

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Commercial construction
Risk Rating
Pass	$43,742	$83,325	$38,168	$12,890	$4,229	$1,077	$—	$183,431
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,933	—	—	—	—	4,687	—	7,620
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$46,675	$83,325	$38,168	$12,890	$4,229	$5,764	$—	$191,051

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily construction
Risk Rating
Pass	$28,035	$155,074	$165,128	$12,770	$1,418	$—	$—	$362,425
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$28,035	$155,074	$165,128	$12,770	$1,418	$—	$—	$362,425

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

One- to four- family construction
Risk Rating
Pass	$167,004	$376,272	$30,106	$137	$331	$—	$595	$574,445
Special Mention	—	—	—	—	—	—	—	—
Substandard	6,240	—	3,970	—	—	—	—	10,210
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$173,244	$376,272	$34,076	$137	$331	$—	$595	$584,655

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Land and land development
Risk Rating
Pass	$63,156	$151,355	$75,204	$15,861	$10,754	$11,993	$339	$328,662
Special Mention	—	—	—	—	—	—	—	—
Substandard	604	—	—	—	—	172	—	776
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$63,760	$151,355	$75,204	$15,861	$10,754	$12,165	$339	$329,438

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial business
Risk Rating
Pass	$49,403	$249,239	$141,427	$153,697	$121,717	$160,236	$354,670	$1,230,389
Special Mention	—	64	—	3,372	—	—	—	3,436
Substandard	—	827	12,712	2,861	1,109	7,625	7,088	32,222
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$49,403	$250,130	$154,139	$159,930	$122,826	$167,861	$361,758	$1,266,047

Current period gross charge-offs	$—	$—	$581	$—	$—	$25	$9	$615

Agricultural business, including secured by farmland
Risk Rating
Pass	$9,494	$37,948	$32,956	$18,667	$27,705	$49,079	$82,499	$258,348
Special Mention	—	—	302	271	—	—	—	573
Substandard	1,554	2,010	970	—	6,565	2,588	99	13,786
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business, including secured by farmland	$11,048	$39,958	$34,228	$18,938	$34,270	$51,667	$82,598	$272,707

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$167,150	$198,787	$150,272	$74,171	$57,095	$148,902	$10,833	$807,210
Special Mention	—	—	—	2,829	—	42	201	3,072
Substandard	13,756	—	7,211	13,564	—	307	200	35,038
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$180,906	$198,787	$157,483	$90,564	$57,095	$149,251	$11,234	$845,320

Commercial real estate - investment properties
Risk Rating
Pass	$190,627	$323,160	$142,476	$182,853	$169,667	$547,899	$25,691	$1,582,373
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	3,283	—	3,007	1,312	7,602
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$190,627	$323,160	$142,476	$186,136	$169,667	$550,906	$27,003	$1,589,975

Multifamily real estate
Risk Rating
Pass	$139,383	$177,784	$93,961	$46,460	$29,665	$156,140	$1,678	$645,071
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$139,383	$177,784	$93,961	$46,460	$29,665	$156,140	$1,678	$645,071

	December 31, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Commercial construction
Risk Rating
Pass	$112,229	$46,679	$12,952	$4,260	$1,107	$—	$—	$177,227
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,931	1	—	—	4,717	—	—	7,649
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$115,160	$46,680	$12,952	$4,260	$5,824	$—	$—	$184,876

Multifamily construction
Risk Rating
Pass	$142,680	$161,066	$20,622	$1,448	$—	$—	$—	$325,816
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$142,680	$161,066	$20,622	$1,448	$—	$—	$—	$325,816

One- to four- family construction
Risk Rating
Pass	$572,701	$56,530	$677	$331	$—	$—	$711	$630,950
Special Mention	—	—	—	—	—	—	—	—
Substandard	13,473	2,906	—	—	—	—	—	16,379
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$586,174	$59,436	$677	$331	$—	$—	$711	$647,329

	December 31, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Land and land development
Risk Rating
Pass	$199,339	$88,066	$16,278	$11,866	$6,242	$6,164	$339	$328,294
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	97	84	—	181
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$199,339	$88,066	$16,278	$11,866	$6,339	$6,248	$339	$328,475

Commercial business
Risk Rating
Pass	$249,609	$149,140	$161,494	$126,416	$86,712	$85,386	$391,852	$1,250,609
Special Mention	74	26	3,467	—	—	—	200	3,767
Substandard	464	12,599	1,956	1,161	5,954	796	6,101	29,031
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$250,147	$161,765	$166,917	$127,577	$92,666	$86,182	$398,153	$1,283,407

Agricultural business, including secured by farmland
Risk Rating
Pass	$36,848	$35,440	$18,946	$28,354	$24,710	$27,063	$109,606	$280,967
Special Mention	—	336	271	—	—	—	357	964
Substandard	2,015	970	—	6,565	—	2,599	997	13,146
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business, including secured by farmland	$38,863	$36,746	$19,217	$34,919	$24,710	$29,662	$110,960	$295,077

The following tables present the Company’s portfolio of non-risk-rated loans by class and delinquency status as of March 31, 2023 and December 31, 2022 (in thousands). Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	March 31, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Small balance CRE
Past Due Category
Current	$27,002	$173,956	$217,436	$175,592	$125,339	$457,810	$517	$1,177,652
30-59 Days Past Due	—	—	—	445	169	1,481	—	2,095
60-89 Days Past Due	—	—	—	—	—	—	—	—
90 Days + Past Due	—	—	—	—	—	2	—	2
Total Small balance CRE	$27,002	$173,956	$217,436	$176,037	$125,508	$459,293	$517	$1,179,749

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Small business scored
Past Due Category
Current	$49,647	$298,194	$192,903	$95,064	$75,968	$124,084	$120,923	$956,783
30-59 Days Past Due	—	590	485	526	—	103	239	1,943
60-89 Days Past Due	—	—	22	—	37	17	239	315
90 Days + Past Due	—	—	177	93	676	497	166	1,609
Total Small business scored	$49,647	$298,784	$193,587	$95,683	$76,681	$124,701	$121,567	$960,650

Current period gross charge-offs	$—	$42	$49	$107	$202	$143	$—	$543

One- to four- family residential
Past Due Category
Current	$83,243	$568,763	$272,265	$59,437	$32,785	$223,049	$643	$1,240,185
30-59 Days Past Due	—	—	1,041	664	1,325	1,859	—	4,889
60-89 Days Past Due	1,060	240	—	—	—	436	—	1,736
90 Days + Past Due	—	—	1,816	759	711	2,008	—	5,294
Total One- to four- family residential	$84,303	$569,003	$275,122	$60,860	$34,821	$227,352	$643	$1,252,104

Current period gross charge-offs	$—	$—	$—	$—	$—	$30	$—	$30

	March 31, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$5,065	$2,216	$1,534	$1,186	$1,434	$5,484	$543,138	$560,057
30-59 Days Past Due	—	—	—	72	20	314	1,094	1,500
60-89 Days Past Due	—	—	151	—	—	396	126	673
90 Days + Past Due	—	—	50	1,115	532	407	—	2,104
Total Consumer—home equity revolving lines of credit	$5,065	$2,216	$1,735	$2,373	$1,986	$6,601	$544,358	$564,334

Current period gross charge-offs	$—	$—	$13	$—	$—	$15	$—	$28

Consumer-other
Past Due Category
Current	$4,215	$37,789	$11,467	$8,306	$5,061	$20,780	$26,691	$114,309
30-59 Days Past Due	—	43	2	44	12	78	107	286
60-89 Days Past Due	—	—	19	1	5	2	54	81
90 Days + Past Due	—	—	—	18	—	—	—	18
Total Consumer-other	$4,215	$37,832	$11,488	$8,369	$5,078	$20,860	$26,852	$114,694

Current period gross charge-offs	$—	$19	$20	$4	$20	$39	$162	$264

	December 31, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Small balance CRE
Past Due Category
Current	$177,605	$215,801	$172,286	$134,552	$142,592	$354,924	$630	$1,198,390
30-59 Days Past Due	—	—	460	—	—	1,399	—	1,859
60-89 Days Past Due	—	—	—	—	—	—	—	—
90 Days + Past Due	—	—	—	—	—	2	—	2
Total Small balance CRE	$177,605	$215,801	$172,746	$134,552	$142,592	$356,325	$630	$1,200,251

Small business scored
Past Due Category
Current	$307,109	$201,628	$99,867	$81,603	$56,420	$78,025	$119,281	$943,933
30-59 Days Past Due	146	518	54	262	46	280	173	1,479
60-89 Days Past Due	—	54	—	275	149	7	176	661
90 Days + Past Due	—	—	26	157	70	305	461	1,019
Total Small business scored	$307,255	$202,200	$99,947	$82,297	$56,685	$78,617	$120,091	$947,092

One- to four- family residential
Past Due Category
Current	$555,833	$279,331	$59,672	$34,607	$37,740	$191,890	$1,335	$1,160,408
30-59 Days Past Due	2,030	846	755	—	116	1,462	78	5,287
60-89 Days Past Due	1,060	—	—	—	115	1,067	—	2,242
90 Days + Past Due	—	1,819	973	712	94	1,577	—	5,175
Total One- to four- family residential	$558,923	$281,996	$61,400	$35,319	$38,065	$195,996	$1,413	$1,173,112

	December 31, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$7,442	$1,089	$329	$1,355	$1,611	$3,788	$547,068	$562,682
30-59 Days Past Due	49	40	75	—	74	214	1,372	1,824
60-89 Days Past Due	—	50	—	—	49	45	59	203
90 Days + Past Due	—	14	73	476	64	675	280	1,582
Total Consumer—home equity revolving lines of credit	$7,491	$1,193	$477	$1,831	$1,798	$4,722	$548,779	$566,291

Consumer-other
Past Due Category
Current	$39,740	$12,138	$9,334	$5,695	$5,384	$16,675	$25,219	$114,185
30-59 Days Past Due	49	—	16	5	2	67	120	259
60-89 Days Past Due	41	9	29	24	—	13	62	178
90 Days + Past Due	—	10	—	—	—	—	—	10
Total Consumer-other	$39,830	$12,157	$9,379	$5,724	$5,386	$16,755	$25,401	$114,632

The following tables provide the amortized cost basis of collateral-dependent loans as of March 31, 2023 and December 31, 2022 (in thousands). Our collateral dependent loans presented in the tables below have no significant concentrations by property type or location.

	March 31, 2023
	Real Estate	Equipment	Inventory	Total
Small balance CRE	$2,167	$—	$—	$2,167
Commercial business
Commercial business	316	4,543	9	4,868
Small business scored	—	243	—	243
Agricultural business, including secured by farmland	3,242	93	145	3,480
One- to four-family residential	2,679	—	—	2,679
Consumer—home equity revolving lines of credit	818	—	—	818
Total	$9,222	$4,879	$154	$14,255

	December 31, 2022
	Real Estate	Equipment	Total
Small balance CRE	$2,953	$—	$2,953
Commercial business
Commercial business	—	4,537	4,537
Small business scored	—	307	307
One- to four-family residential	1,622	—	1,622
Total	$4,575	$4,844	$9,419

The following tables provide additional detail on the age analysis of the Company’s past due loans as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$—	$—	$—	$865,705	$865,705	$—	$100	$—
Investment properties	—	—	—	—	1,520,261	1,520,261	—	—	—
Small balance CRE	2,095	—	2	2,097	1,177,652	1,179,749	2,138	2,715	—
Multifamily real estate	—	—	—	—	696,864	696,864	—	—	—
Construction, land and land development:
Commercial construction	—	—	—	—	191,051	191,051	—	—	—
Multifamily construction	—	—	—	—	362,425	362,425	—	—	—
One- to four-family construction	1,756	—	—	1,756	582,899	584,655	—	—	—
Land and land development	682	—	96	778	328,660	329,438	—	172	—
Commercial business:
Commercial business	885	132	6,492	7,509	1,258,538	1,266,047	6,751	7,315	—
Small business scored	1,943	315	1,609	3,867	956,783	960,650	239	2,050	—
Agricultural business, including secured by farmland	2,173	1,648	842	4,663	268,044	272,707	4,074	4,074	—
One- to four-family residential	4,889	1,736	5,294	11,919	1,240,185	1,252,104	2,621	6,789	445
Consumer:
Consumer—home equity revolving lines of credit	1,500	673	2,104	4,277	560,057	564,334	—	2,243	852
Consumer—other	286	81	18	385	114,309	114,694	—	4	13
Total	$16,209	$4,585	$16,457	$37,251	$10,123,433	$10,160,684	$15,823	$25,462	$1,310

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$—	$—	$—	$845,320	$845,320	$—	$143	$—
Investment properties	—	—	—	—	1,589,975	1,589,975	—	—	—
Small balance CRE	1,859	—	2	1,861	1,198,390	1,200,251	2,927	3,540	—
Multifamily real estate	—	—	—	—	645,071	645,071	—	—	—
Construction, land and land development:
Commercial construction	—	—	—	—	184,876	184,876	—	—	—
Multifamily construction	—	—	—	—	325,816	325,816	—	—	—
One- to four-family construction	900	—	—	900	646,429	647,329	—	—	—
Land and land development	921	—	97	1,018	327,457	328,475	—	181	—
Commercial business:
Commercial business	2,100	4,145	649	6,894	1,276,513	1,283,407	6,998	7,356	—
Small business scored	1,479	661	1,019	3,159	943,933	947,092	303	2,530	—
Agricultural business, including secured by farmland	1,185	—	594	1,779	293,298	295,077	594	594	—
One-to four-family residential	5,287	2,242	5,175	12,704	1,160,408	1,173,112	1,569	5,236	1,023
Consumer:
Consumer—home equity revolving lines of credit	1,824	203	1,582	3,609	562,682	566,291	—	2,124	254
Consumer—other	259	178	10	447	114,185	114,632	—	2	10
Total	$15,814	$7,429	$9,128	$32,371	$10,114,353	$10,146,724	$12,391	$21,706	$1,287

(1)     The Company did not recognize any interest income on non-accrual loans during the three months ended March 31, 2023 or the year ended December 31, 2022.

The following tables provide the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31, 2023
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses:
Beginning balance	$44,086	$7,734	$29,171	$33,299	$3,475	$14,729	$8,971	$141,465
(Recapture)/provision for credit losses	(1,295)	741	(738)	1,475	(490)	920	161	774
Recoveries	184	—	—	119	109	117	169	698
Charge-offs	—	—	—	(1,158)	—	(30)	(292)	(1,480)
Ending balance	$42,975	$8,475	$28,433	$33,735	$3,094	$15,736	$9,009	$141,457

	For the Three Months Ended March 31, 2022
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses:
Beginning balance	$52,995	$7,043	$27,294	$26,421	$3,190	$8,205	$6,951	$132,099
(Recapture)/provision for credit losses	(5,816)	140	(994)	167	(722)	(136)	(15)	(7,376)
Recoveries	87	—	384	149	118	40	216	994
Charge-offs	(2)	—	(5)	(82)	—	—	(157)	(246)
Ending balance	$47,264	$7,183	$26,679	$26,655	$2,586	$8,109	$6,995	$125,471

Note 5: GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At March 31, 2023, intangible assets are comprised of goodwill and CDI acquired in business combinations. Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed at least annually for impairment. The Company has identified one reporting unit for the purpose of evaluating goodwill for impairment. The Company completed an assessment of qualitative factors as of December 31, 2022 and concluded that no further analysis was required as it is more likely than not that the fair value of Banner Bank, the reporting unit, exceeds the carrying value.

CDI represents the value of transaction-related deposits and the value of the client relationships associated with the deposits. The Company amortizes CDI assets over their estimated useful lives and reviews them at least annually for events or circumstances that could impair their value.

The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months ended March 31, 2023 and the year ended December 31, 2022 (in thousands):

	Goodwill	CDI	Total
Balance, December 31, 2021	$373,121	$14,855	$387,976
Amortization	—	(5,279)	(5,279)
Other changes(1)	—	(136)	(136)
Balance, December 31, 2022	373,121	9,440	382,561
Amortization	—	(1,050)	(1,050)
Balance, March 31, 2023	$373,121	$8,390	$381,511

(1)    Acquired CDI was adjusted for the sale of branches in 2022.

The following table presents the estimated amortization expense with respect to CDI as of March 31, 2023 for the periods indicated (in thousands):

Estimated Amortization
Remainder of 2023	$2,706
2024	2,626
2025	1,567
2026	904
2027	426
Thereafter	161
$8,390

Mortgage Servicing Rights:  Mortgage and SBA servicing rights are reported in other assets.  SBA servicing rights are initially recorded and carried at fair value. Mortgage servicing rights are initially recognized at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the three months ended March 31, 2023 and 2022, the Company did not record any impairment charges or recoveries against mortgage servicing rights. The unpaid principal balance of loans for which mortgage and SBA servicing rights have been recognized totaled $2.74 billion and $2.77 billion at March 31, 2023 and December 31, 2022, respectively.  Custodial accounts maintained in connection with this servicing totaled $22.6 million and $11.2 million at March 31, 2023 and December 31, 2022, respectively.

An analysis of the mortgage and SBA servicing rights for the three months ended March 31, 2023 and 2022 is presented below (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance, beginning of the period	$16,166	$17,206
Additions—amounts capitalized	136	1,953
Additions—through purchase	39	62
Amortization (1)	(847)	(1,231)
Fair value adjustments (3)	119	18
Balance, end of the period (2)	$15,613	$18,008

(1)    Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income within mortgage banking operations and any unamortized balance is fully amortized if the loan repays in full.
(2)    There was no valuation allowance on mortgage servicing rights as of both March 31, 2023 and 2022.
(3)    Fair value adjustments relate to SBA servicing rights. These adjustments are estimated based on an independent dealer analysis by discounting estimated net future cash flows from servicing SBA loans.

Note 6: DEPOSITS

Deposits consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Non-interest-bearing accounts	$5,764,009	$6,176,998
Interest-bearing checking	1,794,477	1,811,153
Regular savings accounts	2,502,084	2,710,090
Money market accounts	2,143,700	2,198,288
Total interest-bearing transaction and saving accounts	6,440,261	6,719,531
Certificates of deposit:
Certificates of deposit greater than or equal to $250,000	314,506	178,324
Certificates of deposit less than $250,000	635,426	545,206
Total certificates of deposit	949,932	723,530
Total deposits	$13,154,202	$13,620,059
Included in total deposits:
Public fund transaction and savings accounts	$361,837	$392,859
Public fund interest-bearing certificates	26,857	26,810
Total public deposits	$388,694	$419,669

Scheduled maturities and weighted average interest rates of certificates of deposit at March 31, 2023 are as follows (dollars in thousands):

	March 31, 2023
	Amount	Weighted Average Rate
Maturing in one year or less	$767,151	1.99%
Maturing after one year through two years	143,143	2.21
Maturing after two years through three years	26,638	0.56
Maturing after three years through four years	7,165	0.37
Maturing after four years through five years	4,768	0.45
Maturing after five years	1,067	0.82
Total certificates of deposit	$949,932	1.97%

Note 7: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2023 and December 31, 2022, whether or not recognized or recorded in the Consolidated Statements of Financial Condition (dollars in thousands):

		March 31, 2023		December 31, 2022
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$242,992	$242,992	$243,062	$243,062
Securities—trading	3	28,591	28,591	28,694	28,694
Securities—available-for-sale	2	2,653,860	2,653,860	2,789,031	2,789,031
Securities—held-to-maturity	2	1,102,122	949,214	1,109,319	933,513
Securities—held-to-maturity	3	7,837	7,848	8,648	8,667
Securities purchased under agreements to resell	2	150,000	150,000	300,000	300,000
Loans held for sale	2	49,016	49,053	56,857	56,948
Loans receivable, net	3	10,019,227	9,724,399	10,005,259	9,810,965
Equity securities	1	624	624	553	553
FHLB stock	3	16,800	16,800	12,000	12,000
Bank-owned life insurance	1	299,754	299,754	297,565	297,565
Mortgage servicing rights	3	14,659	33,555	15,331	35,148
SBA servicing rights	3	954	954	835	835
Investments in limited partnerships	3	12,394	12,394	12,427	12,427
Derivatives:
Interest rate swaps	2	15,342	15,342	19,339	19,339
Interest rate lock and forward sales commitments	2,3	534	534	142	142
Liabilities:
Demand, interest checking and money market accounts	2	9,702,186	9,702,186	10,186,439	10,186,439
Regular savings	2	2,502,084	2,502,084	2,710,090	2,710,090
Certificates of deposit	2	949,932	929,724	723,530	702,581
FHLB advances	2	170,000	170,000	50,000	50,000
Other borrowings	2	214,564	214,564	232,799	232,799
Subordinated notes, net	2	99,046	95,470	98,947	96,718
Junior subordinated debentures	3	74,703	74,703	74,857	74,857
Derivatives:
Interest rate swaps	2	28,858	28,858	37,150	37,150
Interest rate lock and forward sales commitments	2,3	136	136	118	118
Risk participation agreement	2	85	85	67	67

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (Trust Preferred Securities)	$—	$—	$28,591	$28,591

Securities—available-for-sale
U.S. Government and agency obligations	—	52,588	—	52,588
Municipal bonds	—	173,721	—	173,721
Corporate bonds	—	117,404	—	117,404
Mortgage-backed or related securities	—	2,092,209	—	2,092,209
Asset-backed securities	—	217,938	—	217,938
	—	2,653,860	—	2,653,860

Loans held for sale(1)	—	5,485	—	5,485
Equity securities	624	—	—	624
SBA servicing rights	—	—	954	954
Investment in limited partnerships	—	—	12,394	12,394

Derivatives
Interest rate swaps	—	15,342	—	15,342
Interest rate lock and forward sales commitments	—	49	485	534
	$624	$2,674,736	$42,424	$2,717,784

Liabilities:
Junior subordinated debentures	$—	$—	$74,703	$74,703
Derivatives
Interest rate swaps	—	28,858	—	28,858
Interest rate lock and forward sales commitments	—	131	5	136
Risk participation agreement	—	85	—	85
	$—	$29,074	$74,708	$103,782

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (Trust Preferred Securities)	$—	$—	$28,694	$28,694

Securities—available-for-sale
U.S. Government and agency obligations	—	55,108	—	55,108
Municipal bonds	—	261,209	—	261,209
Corporate bonds	—	121,853	—	121,853
Mortgage-backed or related securities	—	2,139,336	—	2,139,336
Asset-backed securities	—	211,525	—	211,525
	—	2,789,031	—	2,789,031

Loans held for sale(1)	—	2,305	—	2,305
Equity securities	553	—	—	553
SBA servicing rights	—	—	835	835
Investment in limited partnerships	—	—	12,427	12,427

Derivatives
Interest rate swaps	—	19,339	—	19,339
Interest rate lock and forward sales commitments	—	61	81	142
	$553	$2,810,736	$42,037	$2,853,326

Liabilities:
Junior subordinated debentures	$—	$—	$74,857	$74,857
Derivatives
Interest rate swaps	—	37,150	—	37,150
Interest rate lock and forward sales commitments	—	76	42	118
Risk participation agreement	—	67	—	67
	$—	$37,293	$74,899	$112,192

(1)    The unpaid principal balance of residential mortgage loans held for sale carried at fair value on a recurring basis was $5.3 million and $2.2 million at March 31, 2023 and December 31, 2022, respectively.

The following methods were used to estimate the fair value of each class of financial instruments above:

Securities:  The estimated fair values of investment securities and mortgaged-backed securities are priced using current active market quotes, if available, which are considered Level 1 measurements.  For most of the portfolio, matrix pricing based on the securities’ relationship to other benchmark quoted prices is used to establish the fair value.  These measurements are considered Level 2.  Due to the continued limited activity in the trust preferred markets that have limited the observability of market spreads for some of the Company’s trust preferred securities (TPS), management has classified these securities as a Level 3 fair value measure. Management periodically reviews the pricing information received from third-party pricing services and tests those prices against other sources to validate the reported fair values.

Loans Held for Sale: Fair values for residential mortgage loans held for sale are determined by comparing actual loan rates to current secondary market prices for similar loans.

Equity Securities: Equity securities are invested in a publicly traded stock. The fair value of these securities is based on daily quoted market prices.

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2023 and December 31, 2022.  The factors used in the fair value estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, and quantitative and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and non-recurring basis at March 31, 2023 and December 31, 2022:

			Weighted Average Rate
Financial Instruments	Valuation Technique	Unobservable Inputs	March 31, 2023	December 31, 2022
Corporate bonds (TPS)	Discounted cash flows	Discount rate	8.79%	8.27%
Junior subordinated debentures	Discounted cash flows	Discount rate	8.79%	8.27%
Loans individually evaluated	Collateral valuations	Discount to appraised value	n/a	n/a
REO	Appraisals	Discount to appraised value	68.35%	68.35%
Interest rate lock commitments	Pricing model	Pull-through rate	86.60%	78.65%
Investments in limited partnerships	Net Asset Value	Infrequent transactions	n/a	n/a
SBA servicing rights	Discounted cash flows	Constant prepayment rate	14.22%	14.10%

Trust preferred securities: Management believes that the credit risk-adjusted spread used to develop the discount rate utilized in the fair value measurement of TPS is indicative of the risk premium a willing market participant would require under current market conditions for instruments with similar contractual rates and terms and conditions and issuers with similar credit risk profiles and with similar expected probability of default. Management attributes the change in fair value of these instruments, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of assets subsequent to their issuance.

Junior subordinated debentures: Similar to the TPS discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner’s credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of March 31, 2023, or the passage of time, will result in negative fair value adjustments. At March 31, 2023, the discount rate utilized was based on a credit spread of 360 basis points and three-month LIBOR of 5.19 basis points.

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

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31, 2023
	Level 3 Fair Value Inputs
	TPS	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$28,694	$74,857	$39	$12,427	$835
Net change recognized in earnings	(103)	—	441	(520)	119
Net change recognized in accumulated other comprehensive income (AOCI)	—	(154)	—	—	—
Purchases, issuances and settlements	—	—	—	487	—
Ending balance at March 31, 2023	$28,591	$74,703	$480	$12,394	$954

	Three Months Ended
	March 31, 2022
	Level 3 Fair Value Inputs
	TPS	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$26,981	$119,815	$1,467	$10,257	$1,161
Net change recognized in earnings	373	—	(1,533)	(217)	1
Net change recognized in AOCI	—	1,213	—	—	—
Purchases, issuances and settlements	—	—	—	942	—
Redemptions	—	(50,518)	—	—
Ending balance at March 31, 2022	$27,354	$70,510	$(66)	$10,982	$1,162

Interest income and dividends from TPS are recorded as a component of interest income. Interest expense related to the junior subordinated debentures is measured based on contractual interest rates and reported in interest expense.  The change in fair value of the junior subordinated debentures, which represents changes in instrument specific credit risk, is recorded in other comprehensive income. The change in fair value of TPS securities, investments in limited partnerships and the SBA servicing asset are recorded as a component of non-interest income. The change in fair value of the interest rate lock and forward sales commitments are included in mortgage banking operations in non-interest income.

Items Measured at Fair Value on a Non-recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$—	$—
REO	—	—	340	340
Loans held for sale	—	42,954	—	42,954

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$1,883	$1,883
REO	—	—	340	340
Loans held for sale	—	49,474	—	49,474

The following table presents the gains and losses resulting from non-recurring fair value adjustments for the three months ended March 31, 2023 and March 31, 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Loans individually evaluated	$—	$—
REO	—	—
Loans held for sale	295	(603)
Total gain (loss) from non-recurring measurements	$295	$(603)

Loans individually evaluated: Expected credit losses for loans evaluated individually are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or when the Bank determines that foreclosure is probable, the expected credit loss is measured based on the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. As a practical expedient, the Bank measures the expected credit loss for a loan using the fair value of the collateral, if repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Bank’s assessment as of the reporting date. In both cases, if the fair value of the collateral is less than the amortized cost basis of the loan, the Bank will recognize an allowance as the difference between the fair value of the collateral, less costs to sell (if applicable) and the amortized cost basis of the loan. If the fair value of the collateral exceeds the amortized cost basis of the loan, any expected recovery added to the amortized cost basis will be limited to the amount previously charged-off. Subsequent changes in the expected credit losses for loans evaluated individually are included within the provision for credit losses in the same manner in which the expected credit loss initially was recognized or as a reduction in the provision that would otherwise be reported.
REO: The Company records REO (acquired through a lending relationship) at fair value on a non-recurring basis. Fair value adjustments on REO are based on updated real estate appraisals which are based on current market conditions. All REO properties are recorded at the lower of the estimated fair value of the real estate, less expected selling costs, or the carrying amount of the defaulted loans. From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. Banner considers any valuation inputs related to REO to be Level 3 inputs. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed.

Loans held for sale: The multifamily held for sale loans are carried at the lower of cost or market value. Lower of cost or market adjustments for multifamily loans held for sale are calculated based on discounted cash flows using a discount rate that is a combination of market spreads for similar loan types added to selected index rates. If the fair value of the multifamily held for sale loans is lower than the amortized cost basis of the loans, a net unrealized loss is recognized through the valuation allowance as a charge against income.

Note 8: INCOME TAXES AND DEFERRED TAXES

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

As of March 31, 2023, the Company has recognized $1.6 million of unrecognized tax benefits for uncertain tax positions. The Company does not anticipate that there are additional uncertain tax positions or that any uncertain tax position which has not been recognized would materially affect the effective tax rate if recognized. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense. The Company files consolidated income tax returns in the U.S. federal jurisdiction and in the Oregon, California, Utah, Idaho and Montana state jurisdictions.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Tax credit investments	$79,708	$71,430
Unfunded commitments—tax credit investments	52,346	44,563

The following table presents other information related to the Company’s tax credit investments for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Tax credits and other tax benefits recognized	$2,066	$1,554
Tax credit amortization expense included in provision for income taxes	1,722	1,308

Note 9: CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings per share data for the three months ended March 31, 2023 and 2022 (in thousands, except shares and per share data):

	Three Months Ended March 31,
	2023	2022
Net income	$55,555	$43,963

Basic weighted average shares outstanding	34,239,533	34,300,742
Dilutive effect of unvested restricted stock	218,336	297,694
Diluted weighted shares outstanding	34,457,869	34,598,436
Earnings per common share
Basic	$1.62	$1.28
Diluted	$1.61	$1.27

Note 10: STOCK-BASED COMPENSATION PLANS

The Company operates the 2014 Omnibus Incentive Plan (the 2014 Plan) and the 2018 Omnibus Incentive Plan (the 2018 Plan), both of which were approved by its shareholders. The purpose of these plans is to promote the success and enhance the value of the Company by providing a means for attracting and retaining highly skilled employees, officers and directors of the Company and linking their personal interests with those of the Company’s shareholders. Under these plans, the Company currently has outstanding awards of restricted stock shares and restricted stock units.

The Company reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of March 31, 2023, 272,495 restricted stock shares and 431,069 restricted stock units have been granted under the 2014 Plan of which 1,552 restricted stock shares and 23,431 restricted stock units were unvested.

The Company reserved 900,000 shares of common stock for issuance under the 2018 Plan in connection with the exercise of awards. As of March 31, 2023, 566,900 restricted stock units have been granted under the 2018 Plan of which 206,186 restricted stock units were unvested.

The expense associated with all restricted stock grants (including restricted stock shares and restricted stock units) was $2.1 million for both the three months ended March 31, 2023 and March 31, 2022. Unrecognized compensation expense for these awards as of March 31, 2023 was $8.7 million and will be recognized over a weighted average period of 25 months.

Note 11: COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance-Sheet Risk — The Company has financial instruments with off-balance-sheet risk generated in the normal course of business to meet the financing needs of our clients.  These financial instruments include commitments to extend credit, commitments related to standby letters of credit, commitments to originate loans, commitments to sell loans and commitments to buy or sell securities.  These instruments involve, to varying degrees, elements of credit and interest rate risk similar to the risk involved in on-balance-sheet items.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	March 31, 2023	December 31, 2022
Commitments to extend credit	$3,946,366	$4,031,954
Standby letters of credit and financial guarantees	39,312	26,119
Commitments to originate loans	74,719	53,266
Risk participation agreements	48,173	48,566

Derivatives also included in Note 13:
Commitments to originate loans held for sale	26,810	10,525
Commitments to sell loans secured by one- to four-family residential properties	3,842	12,568
Commitments to sell securities related to mortgage banking activities	24,332	7,000

In addition to the commitments disclosed in the table above, the Company is committed to funding its’ unfunded tax credit investments. The Company has also entered into agreements to invest in several limited partnerships. As of March 31, 2023 and December 31, 2022, the funded balances and remaining outstanding commitments of these investments were as follows (in thousands):

	March 31, 2023		December 31, 2022
	Funded Balance	Unfunded Balance	Funded Balance	Unfunded Balance
Limited partnerships investments	$10,759	$11,741	$10,272	$12,228

Commitments to extend credit are agreements to lend to a client, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each client’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the client. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company’s allowance for credit losses - unfunded loan commitments at March 31, 2023 and December 31, 2022 was $13.4 million and $14.7 million, respectively.

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to clients during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the client. The Bank then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans would require a lock extension. The cost of a lock extension at times was borne by the client and at times by the Bank. These lock extension costs have not had a material impact to the Company’s operations. For mandatory delivery commitments the Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during the three months ended March 31, 2023 or March 31, 2022. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to clients and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Bank holds a security interest.   Based upon the information known to management at this time, the Company has accrued $14.9 million related to outstanding legal proceedings. There are no other legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at March 31, 2023.

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

Note 12: DERIVATIVES AND HEDGING

Banner Bank is party to various derivative instruments that are used for asset and liability management and client financing needs. Derivative instruments are contracts between two or more parties that have a notional amount and an underlying variable, require no net investment and allow for the net settlement of positions. The notional amount serves as the basis for the payment provision of the contract and takes the form of units, such as shares or dollars. The underlying variable represents a specified interest rate, index, or other component. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and influences the market value of the derivative contract.

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

As of March 31, 2023 and December 31, 2022, the notional values or contractual amounts and fair values of the Company’s derivatives were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2023		December 31, 2022		March 31, 2023		December 31, 2022
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
Hedged interest rate swaps	$—	$—	$—	$—	$400,000	$21,747	$400,000	$26,485
Interest rate swaps not designated in hedge relationships	429,876	28,821	440,731	37,119	429,876	28,858	440,731	37,150
Less: Master netting agreements		(13,479)		(17,780)		(13,479)		(17,780)
Less: Cash settlements		—		—		(8,268)		(8,705)
Net interest rate swaps		15,342		19,339		28,858		37,150
Risk participation agreements	1,225	—	1,283	—	46,948	85	47,283	67
Mortgage loan commitments	31,296	485	15,920	81	—	—	12,367	42
Forward sales contracts	1,460	49	16,568	61	30,623	136	3,000	76
Total	$463,857	$15,876	$474,502	$19,481	$507,447	$29,079	$503,381	$37,335

The Company’s asset derivatives are included in other assets, while the liability derivatives are included in accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on the Company’s variable-rate assets. During the next 12 months, the Company estimates that an additional $15.0 million will be reclassified as a decrease to interest income.

The following table presents the effect of cash flow hedge accounting on AOCI for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31, 2023
	Amount of Gain or (Loss) Recognized in AOCI on Derivative	Amount of Gain or (Loss) Recognized in AOCI Included Component	Amount of Gain or (Loss) Recognized in AOCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest rate swaps	$1,125	$1,125	$—	Interest Income	$(3,613)	$(3,613)	$—

	For the Three Months Ended March 31, 2022
	Amount of Gain or (Loss) Recognized in AOCI on Derivative	Amount of Gain or (Loss) Recognized in AOCI Included Component	Amount of Gain or (Loss) Recognized in AOCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest rate swaps	$(14,025)	$(14,025)	$—	Interest Income	$751	$751	$—

At March 31, 2023 and December 31, 2022, we recorded total net unrealized losses on cash flow hedges in AOCI of $16.5 million and $20.1 million, respectively.

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

Gains (losses) recognized in income within Mortgage banking operations on non-designated hedging instruments for the three months ended March 31, 2023 and 2022, were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Mortgage loan commitments	$440	$(1,532)
Forward sales contracts	(142)	2,212
	$298	$680

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between the Bank and the dealer counterparties, the agreements contain a provision where if the Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required the Bank to maintain a specific capital level. If the Bank had breached any of these provisions at March 31, 2023 or December 31, 2022, it could have been required to settle its obligations under the agreements at the termination value. As of March 31, 2023 and December 31, 2022, the Company had no obligations to dealer counterparties related to these agreements. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $20.7 million and $22.2 million as of March 31, 2023 and December 31, 2022, respectively. The collateral posted included restricted cash of $14.3 million and $15.9 million as of March 31, 2023 and 2022, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable. In addition, some of interest rate swap derivatives between the Company and the dealer counterparties are cleared through central clearing houses. These clearing houses characterize the variation margin payments as settlements of the derivative’s market exposure and not as collateral. The variation margin is treated as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative liability. As of March 31, 2023 and December 31, 2022, the variation margin adjustment was a negative adjustment of $8.3 million and $8.7 million, respectively.

The following tables present additional information related to the Company’s derivative contracts, by type of financial instrument, as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$28,821	$(13,479)	$15,342	$—	$—	$15,342
	$28,821	$(13,479)	$15,342	$—	$—	$15,342

Derivative liabilities
Interest rate swaps	$50,605	$(21,747)	$28,858	$—	$(13,435)	$15,423
	$50,605	$(21,747)	$28,858	$—	$(13,435)	$15,423

	December 31, 2022
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$37,119	$(17,780)	$19,339	$—	$—	$19,339
	$37,119	$(17,780)	$19,339	$—	$—	$19,339

Derivative liabilities
Interest rate swaps	$63,634	$(26,484)	$37,150	$—	$(14,972)	$22,178
	$63,634	$(26,484)	$37,150	$—	$(14,972)	$22,178

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Banner is a bank holding company incorporated in the State of Washington, which wholly owns one subsidiary bank, Banner Bank. The Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of March 31, 2023, it had 137 branch offices and 18 loan production offices located in Washington, Oregon, California, Idaho and Utah.  Banner is subject to regulation by the Federal Reserve.  The Bank is subject to regulation by the Washington DFI and the FDIC.  As of March 31, 2023, we had total consolidated assets of $15.53 billion, total loans of $10.16 billion, total deposits of $13.15 billion and total shareholders’ equity of $1.53 billion.

The Bank is a regional bank which offers a wide variety of commercial banking services and financial products to individuals, businesses and public sector entities in its primary market areas.  The Bank’s primary business is that of traditional banking institutions, accepting deposits and originating loans in locations surrounding our offices in Washington, Oregon, California, Idaho and Utah.  The Bank is also an active participant in secondary loan markets, engaging in mortgage banking operations largely through the origination and sale of one- to four-family and multifamily residential loans.  Lending activities include commercial business and commercial real estate loans, agriculture business loans, construction and land development loans, one- to four-family and multifamily residential loans, SBA loans and consumer loans.

Banner’s successful execution of a super community bank model and strategic initiatives have delivered solid core operating results and profitability over the last several years. Banner’s longer term strategic initiatives continue to focus on originating high quality assets and client acquisition, which we believe will continue to generate strong revenue while maintaining the Company’s moderate risk profile.

Item 303 of Regulation S-K allows registrants to compare the results of the most recently completed quarter to the results of either the immediately preceding quarter or the corresponding quarter of the preceding year. Banner has elected to compare our results for the three months ended March 31, 2023 and December 31, 2022, where applicable, throughout this Management’s Discussion and Analysis.

First Quarter 2023 Highlights
•Revenues decreased 6% to $162.6 million, compared to $172.1 million in the preceding quarter.
•Net interest income decreased 4% to $153.3 million in the first quarter of 2023, compared to $159.1 million in the preceding quarter.
•Net interest margin, on a tax equivalent basis, was 4.30%, compared to 4.23% in the preceding quarter.
•Mortgage banking revenues increased 16% to $2.7 million, compared to $2.3 million in the preceding quarter.
•Return on average assets was 1.44%, compared to 1.34% in the preceding quarter.
•Net loans receivable increased to $10.02 billion at March 31, 2023, compared to $10.01 billion at December 31, 2022.
•Non-performing assets increased to $27.1 million, or 0.17% of total assets, at March 31, 2023, compared to $23.4 million, or 0.15% of total assets at December 31, 2022.
•The allowance for credit losses - loans was $141.5 million, or 1.39% of total loans receivable, at both March 31, 2023 and December 31, 2022.
•Core deposits (non-interest-bearing and interest-bearing transaction and savings accounts) decreased to $12.20 billion at March 31, 2023, compared to $12.90 billion at December 31, 2022. Core deposits represented 93% of total deposits at March 31, 2023.
•The Bank’s uninsured deposits were 33% of total deposits at March 31, 2023, compared to 35% at December 31, 2022.
•The Bank’s uninsured deposits excluding collateralized public deposits and affiliate deposits were 31% at March 31, 2023, compared to 33% at December 31, 2022.
•Available borrowing capacity was $4.25 billion at March 31, 2023, compared to $4.31 billion at December 31, 2022.
•On balance sheet liquidity was $3.40 billion at March 31, 2023, compared to $3.77 billion at December 31, 2022.
•Dividends paid to shareholders were $0.48 per share in the quarter ended March 31, 2023, up from $0.44 per share in the quarter ended December 31, 2022.
•Common shareholders’ equity per share increased 5% to $44.64 at March 31, 2023, compared to $42.59 at the preceding quarter end.
•Tangible common shareholders’ equity per share* increased 7% to $33.52 at March 31, 2023, compared to $31.41 at the preceding quarter end.

*Non-GAAP Financial Measures: Management has presented non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations and to facilitate the comparison of our performance with the performance of our peers. However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures. For a reconciliation of these non-GAAP financial measures, see the tables below. Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies.

Adjusted revenue, diluted adjusted earnings per share and adjusted efficiency ratio are non-GAAP financial measures. To calculate the adjusted revenue, diluted adjusted earnings per share and adjusted efficiency ratio, we make adjustments to our GAAP revenues and expenses as reported on our Consolidated Statements of Operations. Management believes that these non-GAAP financial measures provide information to investors that is useful in evaluating the operating performance and trends of financial services companies, including the Company (dollars in thousands except per share data).

	Quarters Ended
	Mar 31, 2023	Dec 31, 2022	Mar 31, 2022
ADJUSTED REVENUE
Net interest income (GAAP)	$153,312	$159,071	$118,654
Non-interest income (GAAP)	9,277	13,070	19,427
Total revenue (GAAP)	162,589	172,141	138,081
Exclude: Net loss (gain) on sale of securities	7,252	3,721	(435)
Net change in valuation of financial instruments carried at fair value	552	(157)	(49)
Adjusted Revenue (non-GAAP)	$170,393	$175,705	$137,597

	Quarters Ended
	Mar 31, 2023	Dec 31, 2022	Mar 31, 2022
ADJUSTED EARNINGS
Net income (GAAP)	$55,555	$54,380	$43,963
Exclude: Net loss (gain) on sale of securities	7,252	3,721	(435)
Net change in valuation of financial instruments carried at fair value	552	(157)	(49)
Banner Forward expenses	143	838	2,465
Loss on extinguishment of debt	—	—	793
Related net tax benefit	(1,907)	(1,057)	(666)
Total adjusted earnings (non-GAAP)	$61,595	$57,725	$46,071
Diluted earnings per share (GAAP)	$1.61	$1.58	$1.27
Diluted adjusted earnings per share (non-GAAP)	$1.79	$1.68	$1.33

	Quarters Ended
	Mar 31, 2023	Dec 31, 2022	Mar 31, 2022
ADJUSTED EFFICIENCY RATIO
Non-interest expense (GAAP)	$94,621	$99,013	$91,195
Exclude: Banner Forward expenses	(143)	(838)	(2,465)
CDI amortization	(1,050)	(1,215)	(1,424)
State and municipal tax expense	(1,300)	(1,304)	(1,162)
REO operations	277	(28)	79
Loss on extinguishment of debt	—	—	(793)
Adjusted non-interest expense (non-GAAP)	$92,405	$95,628	$85,430

Net interest income (GAAP)	$153,312	$159,071	$118,654
Non-interest income (GAAP)	9,277	13,070	19,427
Total revenue (GAAP)	162,589	172,141	138,081
Exclude: Net loss (gain) on sale of securities	7,252	3,721	(435)
Net change in valuation of financial instruments carried at fair value	552	(157)	(49)
Adjusted revenue (non-GAAP)	$170,393	$175,705	$137,597

Efficiency ratio (GAAP)	58.20%	57.52%	66.04%
Adjusted efficiency ratio (non-GAAP)	54.23%	54.43%	62.09%

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

TANGIBLE COMMON SHAREHOLDERS’ EQUITY TO TANGIBLE ASSETS
	March 31, 2023	December 31, 2022	March 31, 2022
Shareholders’ equity (GAAP)	$1,531,695	$1,456,432	$1,563,780
Exclude goodwill and other intangible assets, net	381,511	382,561	386,552
Tangible common shareholders’ equity (non-GAAP)	$1,150,184	$1,073,871	$1,177,228
Total assets (GAAP)	$15,533,603	$15,833,431	$16,776,171
Exclude goodwill and other intangible assets, net	381,511	382,561	386,552
Total tangible assets (non-GAAP)	$15,152,092	$15,450,870	$16,389,619
Common shareholders’ equity to total assets (GAAP)	9.86%	9.20%	9.32%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	7.59%	6.95%	7.18%

TANGIBLE COMMON SHAREHOLDERS’ EQUITY PER SHARE
Tangible common shareholders’ equity (non-GAAP)	$1,150,184	$1,073,871	$1,177,228
Common shares outstanding at end of period	34,308,540	34,194,018	34,372,784
Common shareholders’ equity (book value) per share (GAAP)	$44.64	$42.59	$45.49
Tangible common shareholders’ equity (tangible book value) per share (non-GAAP)	$33.52	$31.41	$34.25

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

Summary of Critical Accounting Estimates

Our critical accounting estimates are described in detail in the Critical Accounting Estimates section of the Form 10-K for the year ended December 31, 2022, filed with the SEC on February 21, 2023 (“2022 Form 10-K”). The condensed consolidated financial statements are prepared in conformity with GAAP and follow general practices within the financial services industry, in which the Company operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements. As this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain estimates inherently have a greater reliance on the use of assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes that the allowance for credit losses, fair value, goodwill, income taxes and deferred tax assets and legal contingencies are important to the portrayal of the Company’s financial condition and results of operations and requires significant judgements and assumptions which are susceptible to significant changes based on the current environment. There have been no significant changes in our application of critical accounting estimates since December 31, 2022.

Comparison of Financial Condition at March 31, 2023 and December 31, 2022

General:  Total assets decreased $299.8 million, to $15.53 billion at March 31, 2023, from $15.83 billion at December 31, 2022. The decrease was primarily due to the sale of $150.1 million of securities as well as $150.0 million of reverse repurchase agreements maturing during the current quarter.
Loans and lending: Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans to total deposits ratio at a level designed to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. Our loan to deposit ratio typically ranges from 90% to 95%. Our loan to deposit ratio at March 31, 2023 was 78%. During the most recent quarters, our loan to deposit ratio recently has begun to trend upward as the unprecedented level of market liquidity begins to reduce. We offer a wide range of loan products to meet the demands of our clients. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Total loans receivable (gross loans less deferred fees and discounts and excluding loans held for sale) increased $14.0 million at March 31, 2023 compared to December 31, 2022, primarily reflecting increased one-to-four family residential and multifamily real estate loan balances, partially offset by decreased commercial real estate, construction, land and land development, commercial business, agricultural business and consumer loan balances. At March 31, 2023, our loans receivable totaled $10.16 billion compared to $10.15 billion at December 31, 2022.

The following table sets forth the composition of the Company’s loans receivable by type of loan as of the dates indicated (dollars in thousands):

				Percentage Change
	Mar 31, 2023	Dec 31, 2022	Mar 31, 2022	Year End	Prior Year Qtr.
Commercial real estate:
Owner-occupied	$865,705	$845,320	$872,801	2.4%	(0.8)%
Investment properties	1,520,261	1,589,975	1,670,896	(4.4)	(9.0)
Small balance CRE	1,179,749	1,200,251	1,162,164	(1.7)	1.5
Total Commercial real estate	3,565,715	3,635,546	3,705,861	(1.9)	(3.8)
Multifamily real estate	696,864	645,071	598,588	8.0	16.4
Construction, land and land development:
Commercial construction	191,051	184,876	179,796	3.3	6.3
Multifamily construction	362,425	325,816	274,015	11.2	32.3
One- to four-family construction	584,655	647,329	582,800	(9.7)	0.3
Land and land development	329,438	328,475	317,560	0.3	3.7
Total Construction, land and land development	1,467,569	1,486,496	1,354,171	(1.3)	8.4
Commercial business:
Commercial business	1,266,047	1,283,407	1,139,701	(1.4)	11.1
Small business scored	960,650	947,092	817,065	1.4	17.6
Total Commercial business	2,226,697	2,230,499	1,956,766	(0.2)	13.8
Agricultural business, including secured by farmland	272,707	295,077	245,288	(7.6)	11.2
One- to four-family residential	1,252,104	1,173,112	718,403	6.7	74.3
Consumer:
Consumer—home equity revolving lines of credit	564,334	566,291	470,485	(0.3)	19.9
Consumer—other	114,694	114,632	97,067	0.1	18.2
Total Consumer	679,028	680,923	567,552	(0.3)	19.6
Total loans receivable	$10,160,684	$10,146,724	$9,146,629	0.1%	11.1%

Our commercial real estate loans for owner-occupied, investment properties and small balance CRE totaled $3.57 billion, or 35% of our loan portfolio at March 31, 2023. In addition, multifamily residential real estate loans totaled $696.9 million and comprised 7% of our loan portfolio. Commercial real estate loans decreased by $69.8 million during the first three months of 2023, while multifamily real estate loans increased by $51.8 million.

Our commercial, multifamily, and one- to four-family construction, land and land development loans totaled $1.47 billion, or 14% of our loan portfolio at March 31, 2023, compared to $1.49 billion at December 31, 2022. One- to four-family construction balances decreased $62.7 million, or 10%, to $584.7 million at March 31, 2023 compared to $647.3 million at December 31, 2022. One- to four-family construction loans represented approximately 6% of our total loan portfolio at March 31, 2023, and included speculative construction loans, as well as “all-in-one” construction loans made to owner occupants that convert to permanent loans upon completion of the homes that, depending on market conditions, may be subsequently sold into the secondary market.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  Our commercial and agricultural business loans decreased $26.2 million, or 1%, to $2.50 billion at March 31, 2023, compared to $2.53 billion at December 31, 2022. Commercial and agricultural business loans represented approximately 25% of our portfolio at March 31, 2023. Our commercial business lending, to a lesser extent, includes participation in certain syndicated loans, including shared national credits, which totaled $252.1 million at March 31, 2023, compared to $234.1 million at December 31, 2022.

We are active originators of one- to four-family residential loans in most communities where we have established offices in Washington, Oregon, California, Idaho and Utah. Most of the one- to four-family residential loans we originate in normal market conditions are sold in secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. Although our originations of loans held for sale have declined significantly, originations of portfolio one- to four-family residential loans have remained relatively strong despite increases in interest rates during the last year. At March 31, 2023, one- to four-family residential loans retained in our portfolio increased $79.0 million, to $1.25 billion, compared to $1.17 billion at December 31, 2022. The increase in one- to four-family residential loans was primarily the result of a higher percentage of new production and one- to four-family construction loans converting to one- to four-family residential loans being held in portfolio. One- to four-family residential loans represented 12% of our loan portfolio at March 31, 2023.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit clients. At March 31, 2023, consumer loans, including home equity revolving lines of credit, decreased $1.9 million to $679.0 million, compared to $680.9 million at December 31, 2022.

The following table shows the commitment amount for loan origination (excluding loans held for sale) activity for the three months ended March 31, 2023, December 31, 2022 and March 31, 2022 (in thousands):

	Three Months Ended
	Mar 31, 2023	Dec 31, 2022	Mar 31, 2022
Commercial real estate	$75,768	$117,787	$87,421
Multifamily real estate	35,520	8,881	21,169
Construction and land	247,842	301,804	545,475
Commercial business	131,826	298,396	272,513
Agricultural business	23,181	24,314	28,676
One-to four- family residential	34,265	83,491	55,821
Consumer	60,888	102,502	121,959
Total commitment amount for loan originations (excluding loans held for sale)	$609,290	$937,175	$1,133,034

Loans held for sale decreased to $49.0 million at March 31, 2023, compared to $56.9 million at December 31, 2022, as sales exceeded originations of held-for-sale loans during the three months ended March 31, 2023. Originations of loans held for sale decreased to $39.6 million for the three months ended March 31, 2023, compared to $208.3 million for the same period last year, primarily due to decreased refinance activity as well as an overall decrease in purchase activity for one- to four-family residential mortgage and multifamily loans due to the increase in interest rates during the current year. The volume of one- to four-family residential mortgage loans sold was $40.5 million during the three months ended March 31, 2023, compared to $210.4 million in the same period a year ago. During the three months ended March 31, 2023, we sold $7.6 million of multifamily loans, compared to $15.8 million for the same period a year ago. Loans held for sale included $43.0 million and $49.5 million of multifamily loans at March 31, 2023 and December 31, 2022, respectively, with the remaining balance in one- to four-family residential mortgage loans.

The following table presents loans by geographic concentration at March 31, 2023, December 31, 2022 and March 31, 2022 (dollars in thousands):

	Mar 31, 2023		Dec 31, 2022	Mar 31, 2022	Percentage Change
	Amount	Percentage	Amount	Amount	Year End	Prior Year Qtr.
Washington	$4,808,821	47.3%	$4,777,546	$4,254,748	0.7%	13.0%
California	2,490,666	24.5	2,484,980	2,195,904	0.2	13.4
Oregon	1,823,057	17.9	1,826,743	1,629,281	(0.2)	11.9
Idaho	565,335	5.6	565,586	541,706	—	4.4
Utah	67,085	0.7	75,967	84,720	(11.7)	(20.8)
Other	405,720	4.0	415,902	440,270	(2.4)	(7.8)
Total loans receivable	$10,160,684	100.0%	$10,146,724	$9,146,629	0.1%	11.1%

Investment Securities: Total securities decreased $143.3 million to $3.79 billion at March 31, 2023 from $3.94 billion at December 31, 2022, primarily due to the sale of $150.1 million of securities as well as normal portfolio cash flows. Securities sales, paydowns and maturities exceeded purchases during the three-month period ended March 31, 2023. Purchases during the three months ended March 31, 2023 consisted primarily of mortgage-backed securities. The average effective duration of the Company’s securities portfolio was 6.6 years at March 31, 2023, compared to 6.5 years at December 31, 2022. Net fair value adjustments to the portfolio of securities held for trading, which were included in net income, decreased $103,000 in the three months ended March 31, 2023. In addition, fair value adjustments for securities designated as available-for-sale increased $36.1 million for the three months ended March 31, 2023, which was included, net of the associated tax expense of $8.7 million, as a component of other comprehensive income, and largely occurred as a result of decreases in market interest rates during the three months ended March 31, 2023. The Company held $150.0 million of securities purchased under resell agreements at March 31, 2023, compared to $300.0 million at December 31, 2022. The decrease was due to $150.0 million of reverse repurchase agreements maturing during the first quarter of 2023.

Deposits: Deposits, client retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes. We compete with other financial institutions and financial intermediaries in attracting deposits and we generally attract deposits within our primary market areas. Increasing core deposits (non-interest-bearing and interest-bearing transaction and savings accounts) is a fundamental element of our business strategy. Much of the focus of our branch strategy and marketing efforts over the last several years have been directed toward attracting additional deposit client relationships and balances. This effort has been particularly directed towards emphasizing core deposit activity in non-interest-bearing and other transaction and savings accounts. Despite rate sensitive deposits moving off balance sheet during the last couple of quarters, our strategy of focusing on relationship banking remains intact.

The following table sets forth the Company’s deposits by type of deposit account as of the dates indicated (dollars in thousands):

				Percentage Change
	Mar 31, 2023	Dec 31, 2022	Mar 31, 2022	Year End	Prior Year Qtr.
Non-interest-bearing	$5,764,009	$6,176,998	$6,494,852	(6.7)%	(11.3)%
Interest-bearing checking	1,794,477	1,811,153	1,971,936	(0.9)	(9.0)
Regular savings accounts	2,502,084	2,710,090	2,853,891	(7.7)	(12.3)
Money market accounts	2,143,700	2,198,288	2,402,731	(2.5)	(10.8)
Interest-bearing transaction & savings accounts	6,440,261	6,719,531	7,228,558	(4.2)	(10.9)
Total core deposits	12,204,270	12,896,529	13,723,410	(5.4)	(11.1)
Interest-bearing certificates	949,932	723,530	800,364	31.3	18.7
Total deposits	$13,154,202	$13,620,059	$14,523,774	(3.4)%	(9.4)%

Total deposits decreased $465.9 million compared to December 31, 2022, with core deposits decreasing $692.3 million, partially offset by a $226.4 million increase in certificates of deposit. The decline in deposits during the first three months of 2023 was primarily due to an overall reduction in market liquidity, as well as interest rate sensitive clients moving a portion of their non-operating deposits. Non-interest-bearing account balances decreased 7% at March 31, 2023, compared to December 31, 2022. Interest-bearing transaction and savings accounts decreased 4% at March 31, 2023, compared to December 31, 2022. Certificates of deposit increased 31% at March 31, 2023, compared to December 31, 2022, reflecting increasing rates attracting customers to these deposit types. We had no brokered deposits at March 31, 2023 or December 31, 2022. Core deposits represented 93% and 95% of total deposits at March 31, 2023 and December 31, 2022, respectively.

The Bank’s uninsured deposits were $4.42 billion or 33% of total deposits at March 31, 2023, compared to $4.84 billion or 35% of total deposits at December 31, 2022. The uninsured deposit calculation includes $277.7 million and $304.2 million of collateralized public deposits at March 31, 2023 and December 31, 2022, respectively. Uninsured deposits also includes cash held by the Company of $88.0 million and $77.2 million at March 31, 2023 and December 31, 2022, respectively. The Bank’s uninsured deposits, excluding collateralized public deposits and cash held at the holding company, were 31% of total deposits at March 31, 2023, compared to 33% of total deposits at December 31, 2022.

The following table presents deposits by geographic concentration at March 31, 2023, December 31, 2022 and March 31, 2022 (dollars in thousands):

	Mar 31, 2023		Dec 31, 2022	Mar 31, 2022	Percentage Change
	Amount	Percentage	Amount	Amount	Year End	Prior Year Qtr.
Washington	$7,237,499	55.0%	$7,563,056	$8,067,253	(4.3)%	(10.3)%
Oregon	2,911,788	22.1	2,998,572	3,140,393	(2.9)	(7.3)
California	2,309,174	17.6	2,331,524	2,520,655	(1.0)	(8.4)
Idaho	695,741	5.3	726,907	795,473	(4.3)	(12.5)
Total deposits	$13,154,202	100.0%	$13,620,059	$14,523,774	(3.4)%	(9.4)%

Borrowings: We had $170.0 million FHLB advances at March 31, 2023, compared to $50.0 million at December 31, 2022. Other borrowings, consisting of retail repurchase agreements primarily related to client cash management accounts, decreased $18.2 million, or 8%, to $214.6 million at March 31, 2023, compared to $232.8 million at December 31, 2022. Junior subordinated debentures totaled $74.7 million at March 31, 2023 compared to $74.9 million at December 31, 2022. Subordinated notes, net of issuance costs were $99.0 million at March 31, 2023 compared to $98.9 million at December 31, 2022.

Shareholders’ Equity: Total shareholders’ equity increased $75.3 million to $1.53 billion at March 31, 2023, as compared to $1.46 billion at December 31, 2022. The increase in shareholders’ equity was primarily due to a $38.9 million increase in retained earnings as a result of $55.6 million in net income, partially offset by the payment of cash dividends during the quarter and a $37.1 million increase in AOCI, primarily due to a decrease in the unrealized loss on the security portfolio. There were no shares of common stock repurchased during the three months ended March 31, 2023. Tangible common shareholders’ equity, which excludes goodwill and other intangible assets, increased $76.3 million to $1.15 billion, or 7.59% of tangible assets at March 31, 2023, compared to $1.07 billion, or 6.95% of tangible assets at December 31, 2022. The increase in tangible common shareholders’ equity as a percentage of tangible assets was primarily due to the previously mentioned increases in retained earnings and AOCI.

Comparison of Results of Operations for the Three Months Ended March 31, 2023 and December 31, 2022

For the quarter ended March 31, 2023, net income was $55.6 million, or $1.61 per diluted share, compared to $54.4 million, or $1.58 per diluted share, for the preceding quarter. The increase in net income was primarily due to increased interest income as a result of higher average yields on total interest-earning assets, a recapture of provision for credit losses and decreased non-interest expenses, partially offset by increased funding costs as a result of higher average rates paid on interest bearing liabilities and decreased non-interest income primarily due to a net loss on the sale of securities during the current quarter.

Rising market interest rates during the quarter resulted in yields on loans and investment securities increasing at a faster pace than our funding costs. The increase in the yields on loans and investment securities, partially offset by increased funding costs during the quarter improved our net interest margin for the quarter compared to the preceding quarter. The increased funding costs and net loss on the sale of securities recorded during the current quarter resulted in decreased total revenue for the quarter ended March 31, 2023, compared to the preceding quarter.

We recorded a $524,000 recapture of provision for credit losses for the quarter ended March 31, 2023, compared to a $6.7 million provision for credit losses in the prior quarter. The recapture of provision for credit losses for the current quarter primarily reflects a decrease in unfunded construction loan commitments, which was partially offset by the provision for credit losses recorded on the funded loan balances. The provision for credit losses for the preceding quarter primarily reflects loan growth and, to a lesser extent, a deterioration in forecasted economic indicators utilized to estimate credit losses.

Non-interest expenses decreased in the quarter ended March 31, 2023 compared to the prior quarter. The decrease in non-interest expense primarily reflects a $1.5 million decrease in occupancy and equipment expenses, reflecting increased building rent expense due to lease buyouts as well as elevated weather-related building maintenance expenses during the prior quarter, and a $4.2 million decrease in professional and legal expenses due to a $3.5 million accrual recorded during the prior quarter in relation to the potential settlement of a pending litigation matter, partially offset by a $1.4 million decrease in capitalized loan origination costs due to decreased loan production and a $1.1 million increase in salary and employee benefits expense.

OPERATING DATA:
	Quarters Ended
(In thousands)	March 31, 2023	December 31, 2022
Interest income	$166,961	$165,558
Interest expense	13,649	6,487
Net interest income	153,312	159,071
(Recapture) provision for credit losses	(524)	6,704
Net interest income after (recapture) provision for credit losses	153,836	152,367
Deposit fees and other service charges	10,562	10,821
Mortgage banking operations	2,691	2,311
Net change in valuation of financial instruments carried at fair value	(552)	157
All other non-interest income	(3,424)	(219)
Total non-interest income	9,277	13,070
Salary and employee benefits	61,389	60,309
All other non-interest expenses	33,232	38,704
Total non-interest expense	94,621	99,013
Income before provision for income tax expense	68,492	66,424
Provision for income tax expense	12,937	12,044
Net income	$55,555	$54,380

PER COMMON SHARE DATA:
	Quarters Ended
	March 31, 2023	December 31, 2022
Net income:
Basic	$1.62	$1.59
Diluted	1.61	1.58

Net Interest Income. Net interest income decreased by $5.8 million, or 4%, for the quarter ended March 31, 2023, compared to the preceding quarter. The decrease in net interest income was primarily due to increases in the cost of funding liabilities, partially offset by increases in the average yields on loans and investment securities.

The net interest margin on a tax equivalent basis increased seven basis points to 4.30% for the quarter ended March 31, 2023, compared to a net interest margin on a tax equivalent basis of 4.23% for the preceding quarter, reflecting a 28 basis-point increase in the average yields on interest-earning assets during the current quarter, partially offset by a 22 basis-point increase in the cost of funding liabilities. The increase in average yields on interest-earning assets reflects the benefit of variable rate interest-earning assets repricing higher, as well as new loans being originated at higher interest rates. Since March 2022, in response to inflation, the Federal Open Market Committee (“FOMC”) of the Federal Reserve System has increased the target range for the federal funds rate by 475 basis points, including 50 basis points during the first quarter of 2023, to a range of 4.75% to 5.00%. The increase in the overall cost of funding liabilities compared to the previous quarter was largely due to the increase in the costs of deposits which was due to elevated competition for deposits, an increase in the mix of higher cost CDs and the lag effect of prior market rate increases on current period deposit costs.

Interest Income. Interest income for the quarter ended March 31, 2023 was $167.0 million, compared to $165.6 million for the preceding quarter.  The increase in interest income during the current quarter compared to the prior quarter occurred primarily as a result of average yields on total interest-earning assets increasing 28 basis points, partially offset by the average balance of interest-earning assets decreasing $453.5 million. The increased yield on interest-earning assets reflects increases in the average yields on loans and securities.

Interest income on loans increased by $3.8 million for the current quarter from the preceding quarter. The increased interest income on loans was due to the average loan yields increasing to 5.38% for the quarter ended March 31, 2023, from 5.14% in the preceding quarter, reflecting the impact of rising interest rates. Average loans receivable for the quarter ended March 31, 2023 increased 1%, compared to the preceding quarter, primarily reflecting the increase in one- to four-family loans.

The combined average balance of mortgage-backed securities, other investment securities, equity securities, interest-bearing deposits and FHLB stock (total investment securities or combined portfolio) decreased to $4.57 billion for the quarter ended March 31, 2023 (excluding the effect of fair value adjustments), compared to $5.07 billion for the preceding quarter. The interest and dividend income from those investments decreased by $2.4 million compared to the preceding quarter. The average yield on the combined portfolio increased to 3.10% for the quarter ended March 31, 2023, from 2.92% in the preceding quarter. The increase in the average yield for the current quarter compared to the preceding quarter reflects the rising interest rate environment.

Interest Expense. Interest expense for the quarter ended March 31, 2023 increased $7.2 million or 110%. The increase in interest expense occurred as a result of a 22 basis-point increase in the average cost of all funding liabilities to 0.40%, partially offset by the average balance of funding liabilities decreasing $537.9 million. The decrease in the average balance of funding liabilities reflects decreases in non-interest-bearing deposits and interest-bearing transaction and savings accounts, primarily due to interest rate sensitive clients moving a portion of their non-operating deposit balances to higher yielding investments, partially offset by higher average balances of certificates of deposit and FHLB advances.

Deposit interest expense increased $5.6 million, or 155%, for the quarter ended March 31, 2023, compared to the preceding quarter, primarily as a result of an increase in the average rate paid on interest-bearing deposits. The cost of interest-bearing deposits increased by 32 basis points to 0.51% for the quarter ended March 31, 2023, compared to 0.19% in the preceding quarter. The average rate paid on total deposits was 0.28% in the first quarter of 2023, compared to 0.10% in the preceding quarter. Average deposit balances decreased to $13.33 billion for the quarter ended March 31, 2023, from $13.95 billion for the preceding quarter. The increase in the average costs of deposits was due to elevated competition for deposits, an increase in the mix of higher cost CDs and the lag effect of prior market rate increases on current period deposit costs.

Interest expense on total borrowings increased to $4.4 million for the quarter ended March 31, 2023 from $2.9 million for the preceding quarter, primarily due to an increase in the average rate paid and average balance of total borrowings. The average rate paid on total borrowings for the quarter ended March 31, 2023 increased to 3.41% from 2.54% for the preceding quarter. Average total borrowings were $524.6 million for the quarter ended March 31, 2023, compared to $446.7 million for the preceding quarter. The increase in average total borrowings was largely due to an $86.6 million increase in the average balance of FHLB advances, partially offset by an $8.8 million decrease in the average balance of other borrowings.

Analysis of Net Interest Spread. The following tables present for the periods indicated our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities with additional comparative data on our operating performance (dollars in thousands):

ANALYSIS OF NET INTEREST SPREAD	Quarters Ended
(rates / ratios annualized)	Mar 31, 2023			Dec 31, 2022
(dollars in thousands)	Average Balance	Interest and Dividends(3)	Yield / Cost(3)	Average Balance	Interest and Dividends(3)	Yield / Cost(3)
Interest-earning assets:
Held for sale loans	$52,657	$671	5.17%	$45,654	$527	4.58%
Mortgage loans	8,267,386	106,900	5.24	8,175,281	103,478	5.02
Commercial/agricultural loans	1,702,553	25,176	6.00	1,742,517	24,727	5.63
SBA PPP loans	6,792	50	2.99	9,347	224	9.51
Consumer and other loans	137,096	2,115	6.26	140,801	2,125	5.99
Total loans(1)	10,166,484	134,912	5.38	10,113,600	131,081	5.14
Mortgage-backed securities	3,093,860	19,123	2.51	3,187,557	19,244	2.40
Other securities	1,404,355	15,095	4.36	1,628,553	15,945	3.88
Interest-bearing deposits with banks	53,584	608	4.60	245,538	2,126	3.44
FHLB stock	14,236	90	2.56	10,773	76	2.80
Total investment securities	4,566,035	34,916	3.10	5,072,421	37,391	2.92
Total interest-earning assets	14,732,519	169,828	4.68	15,186,021	168,472	4.40
Non-interest-earning assets	921,217			927,585
Total assets	$15,653,736			$16,113,606
Deposits:
Interest-bearing checking accounts	$1,779,664	906	0.21	$1,818,907	566	0.12
Savings accounts	2,615,173	1,884	0.29	2,761,323	866	0.12
Money market accounts	2,167,138	3,799	0.71	2,256,867	1,337	0.24
Certificates of deposit	810,821	2,655	1.33	709,974	854	0.48
Total interest-bearing deposits	7,372,796	9,244	0.51	7,547,071	3,623	0.19
Non-interest-bearing deposits	5,960,791	—	—	6,402,297	—	—
Total deposits	13,333,587	9,244	0.28	13,949,368	3,623	0.10
Other interest-bearing liabilities:
FHLB advances	105,984	1,264	4.84	19,337	198	4.06
Other borrowings	229,459	381	0.67	238,217	132	0.22
Junior subordinated debentures and subordinated notes	189,178	2,760	5.92	189,178	2,534	5.31
Total borrowings	524,621	4,405	3.41	446,732	2,864	2.54
Total funding liabilities	13,858,208	13,649	0.40	14,396,100	6,487	0.18
Other non-interest-bearing liabilities(2)	293,205			292,480
Total liabilities	14,151,413			14,688,580
Shareholders’ equity	1,502,323			1,425,026
Total liabilities and shareholders’ equity	$15,653,736			$16,113,606
Net interest income/rate spread (tax equivalent)		$156,179	4.28%		$161,985	4.22%
Net interest margin (tax equivalent)			4.30%			4.23%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(2,867)			(2,914)
Net interest income and margin, as reported		$153,312	4.22%		$159,071	4.16%
Additional Key Financial Ratios:
Return on average assets			1.44%			1.34%
Return on average equity			15.00			15.14
Average equity/average assets			9.60			8.84
Average interest-earning assets/average interest-bearing liabilities			186.55			189.97
Average interest-earning assets/average funding liabilities			106.31			105.49
Non-interest income/average assets			0.24			0.32
Non-interest expense/average assets			2.45			2.44
Efficiency ratio(4)			58.20			57.52
Adjusted efficiency ratio(5)			54.23			54.43
(1)Average balances include loans accounted for on a nonaccrual basis and accruing loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $1.7 million and $1.6 million for the three months ended March 31, 2023 and December 31, 2022, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.2 million and $1.3 million for the three months ended March 31, 2023 and December 31, 2022, respectively.
(4)Non-interest expense divided by the total of net interest income and non-interest income.
(5)Adjusted non-interest expense divided by adjusted revenue. Represent non-GAAP financial measures. See, non-GAAP financial measure reconciliations presented above following First Quarter 2023 Highlights.

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

	Quarters Ended
CHANGE IN THE ALLOWANCE FOR CREDIT LOSSES - LOANS	Mar 31, 2023	Dec 31, 2022	Mar 31, 2022

Balance, beginning of period	$141,465	$135,918	$132,099
Provision (recapture) for credit losses – loans	774	6,043	(7,376)
Recoveries of loans previously charged off:
Commercial real estate	184	88	87
Construction and land	—	—	384
One- to four-family residential	117	18	40
Commercial business	119	616	149
Agricultural business, including secured by farmland	109	91	118
Consumer	169	153	216
	698	966	994
Loans charged off:
Commercial real estate	—	—	(2)
Construction and land	—	—	(5)
One- to four-family residential	(30)	—	—
Commercial business	(1,158)	(1,231)	(82)
Consumer	(292)	(231)	(157)
	(1,480)	(1,462)	(246)
Net (charge-offs) recoveries	(782)	(496)	748
Balance, end of period	$141,457	$141,465	$125,471
Net (charge-offs) recoveries / Average loans receivable	(0.008)%	(0.005)%	0.008%
Allowance for credit losses - loans as a percentage of total loans	1.39%	1.39%	1.37%

The provision for credit losses - loans reflects the amount required to maintain the allowance for credit losses - loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. During the quarter ended March 31, 2023, we recorded a provision for credit losses - loans of $774,000, compared to a provision for credit losses - loans of $6.0 million during the prior quarter. The provision for credit losses - loans for the current quarter was recorded to offset the loan charge-offs during the first quarter of 2023 and to provide allowance for the nominal increase in loan balances. The provision for credit losses – loans for the preceding quarter primarily reflected the increase in loan balances in the preceding quarter. Future assessments of the expected credit losses will not only be impacted by changes in the composition of and amount of loans and to the reasonable and supportable forecast, but will also include an updated assessment of qualitative factors, as well as consideration of any required changes in the reasonable and supportable forecast reversion period.

Net loan charge-offs were $782,000 for the quarter ended March 31, 2023 compared to net loan charge-offs of $496,000 in the preceding quarter. The allowance for credit losses - loans as a percentage of total loans (loans receivable excluding allowance for credit losses - loans) was 1.39% at both March 31, 2023 and December 31, 2022, and 1.37% at March 31, 2022. The increase in the allowance for credit losses - loans as a percentage of loans at March 31, 2023 compared to March 31, 2022 reflects a deterioration in forecasted economic indicators utilized to estimate credit losses.

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

	Quarters Ended
CHANGE IN THE ALLOWANCE FOR CREDIT LOSSES - UNFUNDED LOAN COMMITMENTS	Mar 31, 2023	Dec 31, 2022
Balance, beginning of period	$14,721	$14,041
(Recapture) provision for credit losses - unfunded loan commitments	(1,278)	680
Balance, end of period	$13,443	$14,721

The decrease in the allowance for credit losses - unfunded loan commitments reflects the recapture of provision for credit losses - unfunded loan commitments recorded during the current quarter. The recapture of provision for credit losses - unfunded loan commitments was primarily the result of a decrease in the balance of unfunded loan commitments during the quarter.

Non-interest Income. The following table presents the key components of non-interest income for the three months ended March 31, 2023 and December 31, 2022 (dollars in thousands):

	Quarters Ended
	Mar 31, 2023	Dec 31, 2022	Change Amount	Change Percent
Deposit fees and other service charges	$10,562	$10,821	$(259)	(2.4)%
Mortgage banking operations	2,691	2,311	380	16.4
Bank owned life insurance	2,188	2,120	68	3.2
Miscellaneous	1,640	1,382	258	18.7
	17,081	16,634	447	2.7
Net (loss) gain on sale of securities	(7,252)	(3,721)	(3,531)	94.9
Net change in valuation of financial instruments carried at fair value	(552)	157	(709)	(451.6)
Total non-interest income	$9,277	$13,070	$(3,793)	(29.0)%

Non-interest income was $9.3 million for the quarter ended March 31, 2023, compared to $13.1 million for the preceding quarter. The decrease in non-interest income was primarily due to an increase in the net loss recorded during the current quarter on the sale of securities.

Deposit fees and other service charges decreased $259,000, or 2%, for the quarter ended March 31, 2023, compared to the preceding quarter. Mortgage banking operations, including gains on one- to four-family and multifamily loan sales and loan servicing fees, increased $380,000 for the quarter ended March 31, 2023, compared to the preceding quarter. Gains on sales of one- to four-family loans resulted in income of $1.2 million for the quarter ended March 31, 2023, compared to $735,000 in the preceding quarter. The increase in mortgage banking operations from the preceding quarter primarily reflects an increase in the volume of one-to four family loans sold. Home purchase activity accounted for 88% of one- to four-family mortgage loan originations in the first quarter of 2023, compared to 90% in the prior quarter. Mortgage banking revenue included a $295,000 lower of cost or market upward adjustment on multifamily held for sale loans for the quarter ended March 31, 2023 due to decreases in market interest rates during the first quarter of 2023 as well as $87,000 of gain recognized on the sale of multifamily loans. This compares to a $723,000 lower of cost or market upward adjustment recorded during the preceding quarter due to the transfer of multifamily held for sale loans to the held for investment portfolio, partially offset by a negative fair value adjustment on multifamily held for sale loans.

Non-interest Expense.  The following table represents key elements of non-interest expense for the three months ended March 31, 2023 and December 31, 2022 (dollars in thousands):

	Quarters Ended
	Mar 31, 2023	Dec 31, 2022	Change Amount	Change Percent
Salary and employee benefits	$61,389	$60,309	$1,080	1.8%
Less capitalized loan origination costs	(3,431)	(4,877)	1,446	(29.6)
Occupancy and equipment	11,970	13,506	(1,536)	(11.4)
Information and computer data services	7,147	6,535	612	9.4
Payment and card processing services	4,618	5,109	(491)	(9.6)
Professional and legal expenses	2,121	6,328	(4,207)	(66.5)
Advertising and marketing	806	1,350	(544)	(40.3)
Deposit insurance	1,890	1,739	151	8.7
State and municipal business and use taxes	1,300	1,304	(4)	(0.3)
Real estate operations, net	(277)	28	(305)	nm
Amortization of core deposit intangibles	1,050	1,215	(165)	(13.6)
Miscellaneous	6,038	6,467	(429)	(6.6)
Total non-interest expense	$94,621	$99,013	$(4,392)	(4.4)%

Non-interest expenses were $94.6 million for the quarter ended March 31, 2023, compared to $99.0 million for the preceding quarter. The decrease in non-interest expense primarily reflects decreases in occupancy and equipment expense and professional and legal expenses, partially offset by a decrease in capitalized loan origination costs and an increase in salary and employee benefits expense.

Salary and employee benefits expenses increased for the quarter ended March 31, 2023, compared to the preceding quarter, primarily due to normal annual salary and wage increases, as well as higher payroll taxes partially offset by lower incentive expense. Capitalized loan origination costs decreased for the quarter ended March 31, 2023, compared to the preceding quarter, due to decreased loan production. Information and computer data services expenses increased for the quarter ended March 31, 2023 compared to the preceding quarter, primarily due to an increase in computer software expenses. Occupancy and equipment expenses decreased for the quarter ended March 31, 2023 compared to the preceding quarter, reflecting increased building rent expense due to lease buyouts as well as increased weather related building maintenance expense during the prior quarter. Professional and legal expenses decreased for the quarter ended March 31, 2023 compared to the preceding quarter, primarily due to a $3.5 million accrual recorded during the prior quarter in relation to the potential settlement of a pending litigation matter. Advertising and marketing expenses decreased for the quarter ended March 31, 2023, compared to the preceding quarter, due to a decrease in web-based advertising expenses.

Our efficiency ratio was 58.20% for the current quarter, compared to 57.52% in the preceding quarter. Our adjusted efficiency ratio, a non-GAAP financial measure, was 54.23% for the current quarter, compared to 54.43% in the preceding quarter. See, non-GAAP financial measure reconciliations presented above following First Quarter 2023 Highlights.

Income Taxes. For the quarter ended March 31, 2023, we recognized $12.9 million in income tax expense for an effective tax rate of 18.9%, which reflects our blended statutory tax rate reduced by the effect of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting. Our statutory income tax rate is 23.5%, representing a blend of the statutory federal income tax rate of 21.0% and apportioned effects of the state income tax rates. For the quarter ended December 31, 2022, we recognized $12.0 million in income tax expense for an effective tax rate of 18.1%.

Asset Quality

Maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us. We actively engage with our borrowers to resolve classified loans and other problem assets and effectively manage REO as a result of foreclosures.

Non-Performing Assets:  Non-performing assets increased to $27.1 million, or 0.17% of total assets, at March 31, 2023, from $23.4 million, or 0.15% of total assets, at December 31, 2022. Our allowance for credit losses - loans was $141.5 million, or 528% of non-performing loans at March 31, 2023, compared to $141.5 million, or 615% of non-performing loans at December 31, 2022. The low level of non-performing loans and other assets remains manageable at March 31, 2023.

The following table sets forth information with respect to our non-performing assets at the dates indicated (dollars in thousands):

	March 31, 2023	December 31, 2022	March 31, 2022
Nonaccrual Loans:
Secured by real estate:
Commercial	$2,815	$3,683	$10,618
Construction and land	172	181	119
One- to four-family	6,789	5,236	2,199
Commercial business	9,365	9,886	1,845
Agricultural business, including secured by farmland	4,074	594	1,021
Consumer	2,247	2,126	2,123
	25,462	21,706	17,925
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
One- to four-family	445	1,023	210
Commercial business	—	—	351
Consumer	865	264	121
	1,310	1,287	682
Total non-performing loans	26,772	22,993	18,607
REO, net	340	340	429
Other repossessed assets held for sale	17	17	17
Total non-performing assets	$27,129	$23,350	$19,053

Total non-performing assets to total assets	0.17%	0.15%	0.11%
Total nonaccrual loans to loans before allowance for credit losses - loans	0.25%	0.21%	0.20%

Loans 30-89 days past due and on accrual	$14,037	$17,186	$9,611

For the three months ended March 31, 2023, interest income was reduced by $344,000 as a result of nonaccrual loan activity, which includes the reversal of $184,000 of accrued interest as of the date the loan was placed on nonaccrual. There was no interest income recognized on nonaccrual loans for the three months ended March 31, 2023.

In addition to the non-performing loans as of March 31, 2023, we had other classified loans with an aggregate outstanding balance of $121.7 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

The following table presents the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade at the dates indicated (in thousands):

	March 31, 2023	December 31, 2022	March 31, 2022

Pass	$10,008,385	$10,000,493	$8,961,358
Special Mention	4,251	9,081	6,908
Substandard	148,048	137,150	178,363
Total	$10,160,684	$10,146,724	$9,146,629

The increase in substandard loans during the three months ended March 31, 2023 primarily reflects commercial real estate loan risk rating downgrades during the quarter.

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

Our primary investing activity is the origination of loans and, in certain periods, the purchase of securities or loans.  During the three months ended March 31, 2023 and March 31, 2022, our loan originations, including originations of loans held for sale, exceeded our loan repayments by $53.3 million and $176.9 million, respectively. There were no loan purchases during the three months ended March 31, 2023 and $75.6 million of loan purchases during the three months ended March 31, 2022. This activity was funded primarily through borrowings. During the three months ended March 31, 2023 and March 31, 2022, we received proceeds of $50.4 million and $231.1 million, respectively, from the sale of loans. Securities purchased during the three months ended March 31, 2023 and March 31, 2022 totaled $26.4 million and $321.7 million, respectively, and securities repayments, maturities and sales in those periods were $203.9 million and $127.3 million, respectively.

Our primary financing activity is gathering deposits. Total deposits decreased by $465.9 million during the first three months of 2023, as the $692.3 million decrease in core deposits was partially offset by the $226.4 million increase certificates of deposit. The decline in deposits during the first three months of 2023 was primarily due to interest rate sensitive clients moving a portion of their non-operating deposit balances to higher yielding investments. Certificates of deposit are generally more vulnerable to competition and more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At March 31, 2023, certificates of deposit totaled $949.9 million, or 7% of our total deposits, including $767.2 million which were scheduled to mature within one year.  The increase in certificates of deposits during the first three months of 2023 was primarily due to clients seeking higher yields moving funds from core deposit accounts to higher yielding certificates of deposits. While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our certificates of deposit as they mature.

The Bank’s uninsured deposits were $4.42 billion or 33% of total deposits at March 31, 2023, compared to $4.84 billion or 35% of total deposits at December 31, 2022. The uninsured deposit calculation includes $277.7 million and $304.2 million of collateralized public deposits at March 31, 2023 and December 31, 2022, respectively. Uninsured deposits also include cash held by the Company of $88.0 million and $77.2 million at March 31, 2023 and December 31, 2022, respectively. Banner Bank’s uninsured deposits, excluding collateralized public deposits and cash held at the holding company, were 31% of total deposits at March 31, 2023, compared to 33% of total deposits at December 31, 2022.

We had $170.0 million FHLB advances at March 31, 2023, compared to $50.0 million at December 31, 2022. Other borrowings decreased $18.2 million to $214.6 million at March 31, 2023 from $232.8 million at December 31, 2022.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the three months ended March 31, 2023, we used our sources of funds primarily to fund loan commitments. At March 31, 2023, we had outstanding loan commitments totaling $4.14 billion, primarily relating to undisbursed loans in process and unused credit lines. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB, which provided for advances that in the aggregate would equal the lesser of 45% of the Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock).  At March 31, 2023, under these credit facilities based on pledged collateral, the Bank had $2.84 billion of available credit capacity. Advances under these credit facilities totaled $170.0 million at March 31, 2023. In addition, the Bank has been approved for participation in the FRBSF’s Borrower-In-Custody program. Under this program, based on pledged collateral, the Bank had available lines of credit of approximately $1.16 billion as of March 31, 2023, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans. The Bank also had $126.1 million of additional borrowing capacity through the FRBSF’s bank term funding program. We had no funds borrowed from the FRBSF at March 31, 2023 or December 31, 2022. At March 31, 2023, the Bank also had uncommitted federal funds line of credit agreements with other financial institutions totaling $125.0 million. No balances were outstanding under these agreements as of March 31, 2023 or December 31, 2022. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage. Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner’s primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.48 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2022 at this rate of $0.48 per share, our average total dividend paid each quarter would be approximately $16.5 million based on the number of outstanding shares at March 31, 2023. At March 31, 2023, Banner (on an unconsolidated basis) had liquid assets of $88.3 million.

As noted below, Banner Corporation and its subsidiary bank continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the three months ended March 31, 2023, total shareholders’ equity increased $75.3 million, to $1.53 billion.  At March 31, 2023, tangible common shareholders’ equity, which excludes goodwill and other intangible assets, was $1.15 billion, or 7.59% of tangible assets.  Tangible common shareholders’ equity represents a non-GAAP financial measure. See, non-GAAP financial measure reconciliations presented above following First Quarter 2023 Highlights.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner and the Bank to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  In addition to the minimum capital ratios, the Bank has to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At March 31, 2023, Banner and the Bank each exceeded all regulatory capital requirements to be “well capitalized”.

The actual regulatory capital ratios calculated for Banner Corporation and Banner Bank as of March 31, 2023, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as “Adequately Capitalized”		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Amount
Banner Corporation—consolidated
Total capital to risk-weighted assets	$1,805,467	14.45%	$999,704	8.00%	$1,249,630	10.00%
Tier 1 capital to risk-weighted assets	1,560,998	12.49	749,778	6.00	749,778	6.00
Tier 1 leverage capital to average assets	1,560,998	9.96	626,769	4.00	n/a	n/a
Common equity tier 1 capital	1,474,498	11.80	562,334	4.50	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	1,712,629	13.71	999,052	8.00	1,248,815	10.00
Tier 1 capital to risk-weighted assets	1,568,160	12.56	749,289	6.00	999,052	8.00
Tier 1 leverage capital to average assets	1,568,160	10.01	626,336	4.00	782,921	5.00
Common equity tier 1 capital	1,568,160	12.56	561,967	4.50	811,730	6.50

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to clients than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of March 31, 2023, our loans with interest rate floors totaled $4.32 billion and had a weighted average floor rate of 4.17% compared to a current average note rate of 6.06%.  As of March 31, 2023, our loans with interest rates at their floors totaled $1.52 billion and had a weighted average note rate of 4.09%. The Company actively manages its exposure to interest rate risk through on-going adjustments to the mix of interest-earning assets and funding sources that affect the repricing speeds of loans, investments, interest-bearing deposits and borrowings.

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

The following table sets forth, as of March 31, 2023, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+300	$(9,581)	(1.6)%	$12,004	0.9%	$(360,361)	(11.6)%
+200	4,000	0.7	30,253	2.4	(195,285)	(6.3)
+100	6,959	1.1	25,729	2.0	(80,301)	(2.6)
0	—	—	—	—	—	—
-100	(23,440)	(3.8)	(62,036)	(4.8)	30,999	1.0
-200	(48,966)	(7.9)	(130,930)	(10.2)	(48,825)	(1.6)
-300	(80,307)	(13.0)	(216,712)	(16.9)	(240,899)	(7.7)

(1)    Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.  The targeted Federal Funds Rate was between 4.75% and 5.0% at March 31, 2023.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 2023 (dollars in thousands).  The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At March 31, 2023, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $2.82 billion, representing a one-year cumulative gap to total assets ratio of 18.18%.  The interest rate risk indicators and interest sensitivity gaps as of March 31, 2023 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$832,357	$76,764	$169,291	$35,532	$22,523	$181	$1,136,648
Fixed-rate mortgage loans	234,754	212,450	708,192	539,484	738,916	257,910	2,691,706
Adjustable-rate mortgage loans	1,074,869	327,602	1,189,527	992,194	319,397	61,821	3,965,410
Fixed-rate mortgage-backed securities	107,184	99,743	405,716	428,108	932,648	1,001,876	2,975,275
Adjustable-rate mortgage-backed securities	316,527	383	3,430	209	4,157	—	324,706
Fixed-rate commercial/agricultural loans	99,992	91,018	253,433	135,327	148,260	32,498	760,528
Adjustable-rate commercial/agricultural loans	790,036	20,099	69,471	51,643	8,171	—	939,420
Consumer and other loans	450,561	49,660	84,192	33,016	28,856	43,016	689,301
Investment securities and interest-earning deposits	246,922	47,510	105,268	72,830	179,638	433,613	1,085,781
Total rate sensitive assets	4,153,202	925,229	2,988,520	2,288,343	2,382,566	1,830,915	14,568,775
Interest-bearing liabilities: (2)
Regular savings	242,387	156,319	520,995	387,918	594,596	599,868	2,502,083
Interest checking accounts	170,951	84,783	292,029	230,999	396,278	619,436	1,794,476
Money market deposit accounts	231,149	128,740	433,132	327,014	509,750	513,916	2,143,701
Certificates of deposit	285,254	481,722	169,782	11,932	1,065	177	949,932
FHLB advances	170,000	—	—	—	—	—	170,000
Subordinated notes	—	—	100,000	—	—	—	100,000
Junior subordinated debentures	89,178	—	—	—	—	—	89,178
Retail repurchase agreements	214,564	—	—	—	—	—	214,564
Total rate sensitive liabilities	1,403,483	851,564	1,515,938	957,863	1,501,689	1,733,397	7,963,934
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$2,749,719	$73,665	$1,472,582	$1,330,480	$880,877	$97,518	$6,604,841
Cumulative excess of interest-sensitive assets	$2,749,719	$2,823,384	$4,295,966	$5,626,446	$6,507,323	$6,604,841	$6,604,841
Cumulative ratio of interest-earning assets to interest-bearing liabilities	295.92%	225.20%	213.92%	218.98%	204.44%	182.93%	182.93%
Interest sensitivity gap to total assets	17.70	0.47	9.48	8.57	5.67	0.63	42.52
Ratio of cumulative gap to total assets	17.70	18.18	27.66	36.22	41.89	42.52	42.52

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
(2)Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(2.6) billion, or (16.75)% of total assets at March 31, 2023.

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

(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls Over Financial Reporting:  In the quarter ended March 31, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

In the normal course of our business, we have various legal proceedings and other contingent matters pending. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. Furthermore, in some matters, it is difficult to assess potential exposure because the legal proceeding is still in the pretrial stage. These claims and counter claims typically arise during the course of collection efforts on problem loans or with respect to actions to enforce liens on properties in which we hold a security interest, although we also are subject to claims related to employment matters. Claims related to employment matters may include, but are not limited to: claims by our employees of discrimination, harassment, violations of wage and hour requirements, or violations of other federal, state, or local laws and claims of misconduct or negligence on the part of our employees. Some or all of these claims may lead to litigation, including class action litigation, and these matters may cause us to incur negative publicity with respect to alleged claims. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operation for any period. At March 31, 2023, we had accrued $14.9 million related to these legal proceedings. The ultimate outcome of these legal proceedings could be more or less than what we have accrued. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, operations or cash flows, except as set forth below.

A class and collective action lawsuit, Bolding et al. v. Banner Bank, US Dist. Ct., WD WA., was filed against Banner Bank on April 17, 2017. The plaintiffs are former and/or current mortgage loan officers of AmericanWest Bank and/or Banner Bank, who allege that the employer bank failed to pay all required regular and overtime wages that were due pursuant to the Fair Labor Standards Act (FLSA) and related laws of the state respective to each individual plaintiff. The plaintiffs seek regular and overtime wages, plus certain penalty amounts and legal fees. On December 15, 2017, the Court granted the plaintiffs’ motion for conditional certification of a class with regard to the FLSA claims; following notice given to approximately 160 potential class members, 33 persons elected to “opt-in” as plaintiffs in the class. On October 10, 2018, the Court granted plaintiffs’ motion for certification of a different class of approximately 200 members, with regard to state law claims. Significant pre-trial motions were filed by both parties, including various motions by Banner Bank seeking to dismiss and/or limit the class claims. The Court granted in part and denied in part Banner Bank’s motions and has ultimately allowed the case to proceed. The Court ruled on the last of the pre-trial motions on September 13, 2021, increasing the likelihood of trial or settlement. The parties participated in a mediation in December 2022. The parties have reached agreement in principle regarding fundamental settlement terms, which they are in the process of reducing to a written settlement agreement for execution and presentation to the Court for its preliminary approval.

ITEM 1A – Risk Factors

The following risk factor supplements, and should be read in conjunction with, the Company’s risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Risks related to recent events impacting the banking industry could adversely affect our stock price, results of operations and financial condition

The banking industry has been negatively impacted by the failures of Silicon Valley Bank and Signature Bank in March 2023, and First Republic Bank on May 1, 2023. These failures have highlighted deposit-related risks to the banking industry, including in particular the speed at which deposits can be moved. These events have led to decreased investor and depositor confidence in regional banks as well as increased volatility in the stock trading prices of regional banks, to varying degrees. Despite differences in business models across the banking industry, further concerns related to these events could adversely impact our deposits, liquidity, results of operations and the trading price of our stock.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2023:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
January 1, 2023 - January 31, 2023	38	$62.91	—	—
February 1, 2023 - February 28, 2023	212	66.50	—	—
March 1, 2023 - March 31, 2023	48,504	57.12	—	—
Total for quarter	48,754	$57.16	—

(1)    Includes 48,754 shares surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants during the three months ended March 31, 2023.

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

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit	Index of Exhibits
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

May 4, 2023	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

May 4, 2023	/s/ Peter J. Conner
Peter J. Conner
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)