Form 10-Q
period 2023-06-30
BANNER CORP
filed 2023-08-03
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	☐	No	☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:			As of July 31, 2023
Common Stock, $.01 par value per share			34,345,210 shares

BANNER CORPORATION AND SUBSIDIARIES

All references to “Banner” refer to Banner Corporation and those to the “Bank” refer to its wholly-owned subsidiary, Banner Bank. As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.

Special Note Regarding Forward-Looking Statements

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items, including statements about our financial condition, liquidity and results of operations. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth caused by increasing political instability from acts of war including Russia’s invasion of Ukraine, as well as increasing supply chain disruptions; higher inflation and the current and future monetary policies of the Federal Reserve in response thereto; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses and provisions for credit losses; the ability to manage loan delinquency rates; competitive pressures among financial services companies; changes in consumer spending or borrowing and spending habits; interest rate movements generally and the relative differences between short and long-term interest rates, loan and deposit interest rates, net interest margin and funding sources; the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment; the transition away from the London Interbank Offered Rate (LIBOR) toward new interest rate benchmarks; the impact of repricing and competitors’ pricing initiatives on loan and deposit products; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values; the ability to adapt successfully to technological changes to meet clients’ needs and developments in the marketplace; the ability to access cost-effective funding; the ability to control operating costs and expenses, including the costs associated with our “Banner Forward” initiative; the use of estimates in determining fair value of certain assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect employees, and potential associated charges; disruptions, security breaches or other adverse events, failures or interruptions in, or attacks on, information technology systems or on the third-party vendors who perform critical processing functions; changes in financial markets; changes in economic conditions in general and in Washington, Idaho, Oregon and California in particular; secondary market conditions for loans and the ability to sell loans in the secondary market; the costs, effects and outcomes of litigation; legislation or regulatory changes, including but not limited to changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, results of safety and soundness and compliance examinations by the Board of Governors of the Federal Reserve System (the Federal Reserve), the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks (the Washington DFI), or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require restitution or institute an informal or formal enforcement action which could require an increase in reserves for loan losses, write-downs of assets or changes in regulatory capital position, or affect the ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions, any of which could adversely affect liquidity and earnings; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the quality and composition of our securities portfolio and the impact of adverse changes in the securities markets; the inability of key third-party providers to perform their obligations; changes in accounting principles, policies or guidelines, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business; other economic, competitive, governmental, regulatory and technological factors affecting operations, pricing, products and services; future acquisitions by the Company of other depository institutions or lines of business; and future goodwill impairment due to changes in the Company’s business, changes in market conditions; and other risks detailed in our Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”) and in our reports filed with or furnished to the U.S. Securities and Exchange Commission (SEC), including this report on Form 10-Q.

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

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares and per share amounts)
June 30, 2023 and December 31, 2022

ASSETS	June 30, 2023	December 31, 2022
Cash and due from banks	$229,918	$198,154
Interest bearing deposits	51,407	44,908
Total cash and cash equivalents	281,325	243,062
Securities—trading	25,659	28,694
Securities—available-for-sale, net of allowance for credit losses of $2,000 and none, respectively; amortized cost $2,879,179 and $3,218,777, respectively	2,465,960	2,789,031
Securities—held-to-maturity, net of allowance for credit losses of $355 and $379, respectively	1,098,570	1,117,588
Total securities	3,590,189	3,935,313
Federal Home Loan Bank (FHLB) stock	20,800	12,000
Securities purchased under agreements to resell	—	300,000
Loans held for sale (includes $59,336 and $51,779, at fair value, respectively)	60,612	56,857
Loans receivable	10,472,407	10,146,724
Allowance for credit losses – loans	(144,680)	(141,465)
Net loans receivable	10,327,727	10,005,259
Accrued interest receivable	57,007	57,284
Property and equipment, net	135,414	138,754
Goodwill	373,121	373,121
Other intangibles, net	7,399	9,440
Bank-owned life insurance (BOLI)	301,260	297,565
Deferred tax assets, net	167,993	178,131
Operating lease right-of-use assets	45,812	49,283
Other assets	216,077	177,362
Total assets	$15,584,736	$15,833,431
LIABILITIES
Deposits:
Non-interest-bearing	$5,369,187	$6,176,998
Interest-bearing transaction and savings accounts	6,373,269	6,719,531
Interest-bearing certificates	1,356,600	723,530
Total deposits	13,099,056	13,620,059
Advances from FHLB	270,000	50,000
Other borrowings	193,019	232,799
Subordinated notes, net	92,646	98,947
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	67,237	74,857
Operating lease liabilities	51,234	55,205
Accrued expenses and other liabilities	223,565	200,839
Deferred compensation	45,466	44,293
Total liabilities	14,042,223	14,376,999
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 34,344,627 shares issued and outstanding at June 30, 2023; 34,194,018 shares issued and outstanding at December 31, 2022	1,294,934	1,293,959
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2023; no shares issued and outstanding at December 31, 2022	—	—
Retained earnings	587,027	525,242
Carrying value of shares held in trust for stock-based compensation plans	(6,702)	(6,905)
Liability for common stock issued to stock related compensation plans	6,702	6,905
Accumulated other comprehensive loss	(339,448)	(362,769)
Total shareholders’ equity	1,542,513	1,456,432
Total liabilities and shareholders’ equity	$15,584,736	$15,833,431
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except shares and per share amounts)
For the Three and Six Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
INTEREST INCOME:
Loans receivable	$140,848	$104,506	$274,105	$204,856
Mortgage-backed securities	18,285	16,819	37,263	30,928
Securities and cash equivalents	12,676	11,676	27,402	20,108
Total interest income	171,809	133,001	338,770	255,892
INTEREST EXPENSE:
Deposits	20,539	2,008	29,783	4,094
FHLB advances	5,157	—	6,421	291
Other borrowings	771	80	1,152	164
Subordinated debt	2,824	1,902	5,584	3,678
Total interest expense	29,291	3,990	42,940	8,227
Net interest income	142,518	129,011	295,830	247,665
PROVISION (RECAPTURE) FOR CREDIT LOSSES	6,764	4,534	6,240	(2,427)
Net interest income after provision (recapture) for credit losses	135,754	124,477	289,590	250,092
NON-INTEREST INCOME:
Deposit fees and other service charges	10,600	11,000	21,162	22,189
Mortgage banking operations	1,686	3,978	4,377	8,418
BOLI	2,386	2,239	4,574	3,870
Miscellaneous	1,428	2,051	3,068	3,734
	16,100	19,268	33,181	38,211
Net (loss) gain on sale of securities	(4,527)	32	(11,779)	467
Net change in valuation of financial instruments carried at fair value	(3,151)	69	(3,703)	118
Gain on sale of branches, including related deposits	—	7,804	—	7,804
Total non-interest income	8,422	27,173	17,699	46,600
NON-INTEREST EXPENSE:
Salary and employee benefits	61,972	60,832	123,361	120,318
Less capitalized loan origination costs	(4,457)	(7,222)	(7,888)	(13,452)
Occupancy and equipment	11,994	13,284	23,964	26,504
Information and computer data services	7,082	5,997	14,229	12,648
Payment and card processing services	4,669	5,682	9,287	10,578
Professional and legal expenses	2,400	2,878	4,521	5,058
Advertising and marketing	940	822	1,746	1,283
Deposit insurance	2,839	1,440	4,729	2,964
State and municipal business and use taxes	1,229	1,004	2,529	2,166
Real estate operations, net	75	(121)	(202)	(200)
Amortization of core deposit intangibles	991	1,425	2,041	2,849
Loss on extinguishment of debt	—	—	—	793
Miscellaneous	5,671	6,032	11,709	11,739
Total non-interest expense	95,405	92,053	190,026	183,248
Income before provision for income taxes	48,771	59,597	117,263	113,444
PROVISION FOR INCOME TAXES	9,180	11,632	22,117	21,516
NET INCOME	$39,591	$47,965	$95,146	$91,928
Earnings per common share:
Basic	$1.15	$1.40	$2.77	$2.68
Diluted	$1.15	$1.39	$2.76	$2.66
Cumulative dividends declared per common share	$0.48	$0.44	$0.96	$0.88
Weighted average number of common shares outstanding:
Basic	34,373,434	34,307,001	34,306,853	34,303,889
Diluted	34,409,024	34,451,740	34,435,221	34,532,935
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands)
For the Three and Six Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET INCOME	$39,591	$47,965	$95,146	$91,928
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding (loss) gain on securities—available-for-sale arising during the period	(31,395)	(129,352)	4,748	(282,416)
Income tax benefit (expense) related to securities—available-for-sale unrealized holding losses	7,535	31,044	(1,140)	67,780
Reclassification for net loss (gain) on securities—available-for-sale realized in earnings	4,527	(32)	11,779	(467)
Income tax (benefit) expense related to securities—available-for-sale realized in earnings	(1,087)	8	(2,827)	112
Reclassification of provision for credit losses on securities—available-for-sale realized in earnings	2,000	—	2,000	—
Income tax expense related to the reclassification of provision for credit losses on securities—available-for-sale realized in earnings	(480)	—	(480)	—
Unrealized loss on securities transferred from available-for-sale to held-to-maturity	—	—	—	(34,596)
Income tax benefit related to securities transferred from available-for-sale to held-to-maturity	—	—	—	8,303
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	584	904	1,156	1,228
Income tax expense related to amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	(139)	(218)	(276)	(295)
Net unrealized (loss) gain on interest rate swaps used in cash flow hedges	(1,356)	(3,779)	3,382	(18,554)
Income tax benefit (expense) related to interest rate swaps used in cash flow hedges	325	907	(812)	4,453
Changes in fair value of junior subordinated debentures related to instrument specific credit risk	7,466	(1,719)	7,620	(2,932)
Income tax (expense) benefit related to junior subordinated debentures	(1,792)	413	(1,829)	704
Reclassification of fair value of junior subordinated debentures redeemed	—	—	—	765
Income tax expense related to junior subordinated debentures redeemed	—	—	—	(184)
Other comprehensive income (loss)	(13,812)	(101,824)	23,321	(256,099)
COMPREHENSIVE INCOME (LOSS)	$25,779	$(53,859)	$118,467	$(164,171)

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands, except shares and per share amounts)
For the Six Months Ended June 30, 2023 and the Year Ended December 31, 2022

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2022	34,252,632	$1,299,381	$390,762	$184	$1,690,327
Net income			43,963		43,963
Other comprehensive loss, net of income tax				(154,275)	(154,275)
Accrual of dividends on common stock ($0.44/share)			(15,066)		(15,066)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	120,152	(1,169)			(1,169)
Balance, March 31, 2022	34,372,784	$1,298,212	$419,659	$(154,091)	$1,563,780
Net income			47,965		47,965
Other comprehensive loss, net of income tax				(101,824)	(101,824)
Accrual of dividends on common stock ($0.44/share)			(15,378)		(15,378)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	18,546	2,247			2,247
Repurchase of common stock	(200,000)	(10,960)			(10,960)
Balance, June 30, 2022	34,191,330	$1,289,499	$452,246	$(255,915)	$1,485,830
Net income			49,070		49,070
Other comprehensive loss, net of income tax				(113,275)	(113,275)
Accrual of dividends on common stock ($0.44/share)			(15,208)		(15,208)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	429	2,242			2,242
Balance, September 30, 2022	34,191,759	$1,291,741	$486,108	$(369,190)	$1,408,659
Net income			54,380		54,380
Other comprehensive income, net of income tax				6,421	6,421
Accrual of dividends on common stock ($0.44/share)			(15,246)		(15,246)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	2,259	2,218			2,218
Balance, December 31, 2022	34,194,018	$1,293,959	$525,242	$(362,769)	$1,456,432

Balance, January 1, 2023	34,194,018	$1,293,959	$525,242	$(362,769)	$1,456,432
Net income			55,555		55,555
Other comprehensive income, net of income tax				37,133	37,133
Accrual of dividends on common stock ($0.48/share)			(16,691)		(16,691)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	114,522	(734)			(734)
Balance, March 31, 2023	34,308,540	1,293,225	564,106	(325,636)	1,531,695
Net income			39,591		39,591
Other comprehensive loss, net of income tax				(13,812)	(13,812)
Accrual of dividends on common stock ($0.48/share)			(16,670)		(16,670)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	36,087	1,709			1,709
Balance, June 30, 2023	34,344,627	$1,294,934	$587,027	$(339,448)	$1,542,513

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$95,146	$91,928
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	8,815	8,304
Deferred income and expense, net of amortization	(1,560)	(3,422)
Capitalized loan servicing rights, net of amortization	1,179	(282)
Amortization of core deposit intangibles	2,041	2,849
Loss (gain) on sale of securities, net	11,779	(467)
Net change in valuation of financial instruments carried at fair value	3,703	(118)
Gain on sale of branches, including related deposits	—	(7,804)
Decrease in deferred taxes	2,774	5,469
(Decrease) increase in current taxes payable	(4,836)	11,935
Stock-based compensation	4,393	4,417
Net change in cash surrender value of BOLI	(4,295)	(3,176)
Gain on sale of loans, excluding capitalized servicing rights	(1,815)	(4,370)
Gain on disposal of real estate held for sale and property and equipment, net	(311)	(65)
Provision (recapture) for credit losses	6,240	(2,427)
Loss on extinguishment of debt	—	765
Origination of loans held for sale	(110,364)	(299,105)
Proceeds from sales of loans held for sale	112,388	314,427
Net change in:
Other assets	(22,636)	(22,956)
Other liabilities	15,314	19,475
Net cash provided from operating activities	117,955	115,377
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(52,791)	(469,135)
Principal repayments and maturities of securities—available-for-sale	93,897	204,222
Proceeds from sales of securities—available-for-sale	277,610	24,491
Purchases of securities—held-to-maturity	—	(194,897)
Principal repayments and maturities of securities—held-to-maturity	18,915	26,052
Loan originations, net of repayments	(327,402)	(279,298)
Purchases of loans and participating interest in loans	—	(75,919)
Proceeds from sales of other loans	1,519	9,962
Net cash paid related to branch divestiture	—	(168,137)
Purchases of property and equipment	(5,505)	(7,414)
Proceeds from sale of real estate held for sale and sale of other property	358	5,870
Proceeds from FHLB stock repurchase program	79,040	2,000
Purchase of FHLB stock	(87,840)	—
Proceeds from maturity of securities purchased under agreements to resell	300,000	—
Investment in bank-owned life insurance	(41)	(50,043)
Other	517	3,601
Net cash provided from (used by) investing activities	298,277	(968,645)
Continued on next page

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023	2022
FINANCING ACTIVITIES:
(Decrease) increase in deposits, net	$(521,003)	$63,833
Repayment of long term FHLB advances	—	(50,000)
Advances of overnight and short term FHLB advances, net	220,000	—
Decrease in other borrowings, net	(39,780)	(29,752)
Repayment of junior subordinated debentures	—	(50,518)
Proceeds from redemption of trust preferred securities related to junior subordinated debentures	—	1,518
Cash dividends paid	(33,768)	(30,967)
Cash paid for repurchase of common stock	—	(10,960)
Taxes paid related to net share settlement of equity awards	(3,418)	(3,339)
Net cash used by financing activities	(377,969)	(110,185)
NET CHANGE IN CASH AND CASH EQUIVALENTS	38,263	(963,453)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	243,062	2,134,300
CASH AND CASH EQUIVALENTS, END OF PERIOD	$281,325	$1,170,847

	Six Months Ended June 30,
	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$34,698	$8,704
Tax paid	20,735	1,540
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividends accrued but not paid until after period end	751	816
Loans, held-for-sale, transferred (from) to portfolio	(3,964)	13,420
Securities, available-for-sale, transferred to held-to-maturity	—	462,159
DISPOSITIONS:
Assets divested	—	(1,539)
Liabilities divested	—	(178,209)

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2023, for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and note disclosures have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. Certain reclassifications have been made to the 2022 Consolidated Financial Statements and/or schedules to conform to the 2023 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

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

Reference Rate Reform (Topic 848)

In March 2020, the FASB issued guidance within ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, in response to the scheduled discontinuation of LIBOR on December 31, 2021. The amendments in this ASU provide optional guidance designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) necessitated by reference rate reform. Since the issuance of this guidance, the publication cessation of U.S. dollar LIBOR was extended to June 30, 2023.

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

The Company used the expedients in the Reference Rate Reform guidance to manage through the transition from LIBOR, specifically as they relate to loans, leases and hedging relationships. The adoption of this accounting guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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

Note 3: SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at June 30, 2023 and December 31, 2022 are summarized as follows (in thousands):

	June 30, 2023
	Amortized Cost	Fair Value
Trading:
Corporate bonds	$27,203	$25,659
	$27,203	$25,659

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$49,471	$14	$(1,123)	$—	$48,362
Municipal bonds	194,660	181	(34,073)	—	160,768
Corporate bonds	118,160	—	(16,372)	(2,000)	99,788
Mortgage-backed or related securities	2,294,371	275	(352,248)	—	1,942,398
Asset-backed securities	222,517	63	(7,936)	—	214,644
	$2,879,179	$533	$(411,752)	$(2,000)	$2,465,960

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$309	$—	$(7)	$302	$—
Municipal bonds	497,546	105	(62,883)	434,598	(170)
Corporate bonds	2,844	—	(24)	2,635	(185)
Mortgage-backed or related securities	598,226	—	(102,645)	495,581	—
	$1,098,925	$105	$(165,559)	$933,116	$(355)

	December 31, 2022
	Amortized Cost	Fair Value
Trading:
Corporate bonds	$27,203	$28,694
	$27,203	$28,694

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$56,344	$8	$(1,244)	$55,108
Municipal bonds	301,449	530	(40,770)	261,209
Corporate bonds	133,334	—	(11,481)	121,853
Mortgage-backed or related securities	2,505,172	885	(366,721)	2,139,336
Asset-backed securities	222,478	40	(10,993)	211,525
	$3,218,777	$1,463	$(431,209)	$2,789,031

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$312	$—	$(7)	$305	$—
Municipal bonds	503,117	109	(70,907)	432,319	(183)
Corporate bonds	2,961	—	(16)	2,945	(196)
Mortgage-backed or related securities	611,577	—	(104,966)	506,611	—
	$1,117,967	$109	$(175,896)	$942,180	$(379)

Accrued interest receivable on held-to-maturity debt securities was $4.7 million and $4.8 million as of June 30, 2023 and December 31, 2022, respectively, and was $11.1 million and $12.4 million on available-for-sale debt securities at June 30, 2023 and December 31, 2022, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Statements of Financial Condition and is excluded from the calculation of the allowance for credit losses.

At June 30, 2023 and December 31, 2022, the gross unrealized losses and the fair value for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	June 30, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$—	$—	$45,207	$(1,123)	$45,207	$(1,123)
Municipal bonds	34,744	(559)	119,287	(33,514)	154,031	(34,073)
Corporate bonds	9,599	(314)	95,502	(16,058)	105,101	(16,372)
Mortgage-backed or related securities	259,765	(9,381)	1,635,349	(342,867)	1,895,114	(352,248)
Asset-backed securities	121,210	(4,603)	83,292	(3,333)	204,502	(7,936)
	$425,318	$(14,857)	$1,978,637	$(396,895)	$2,403,955	$(411,752)

	December 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$33,407	$(882)	$16,732	$(362)	$50,139	$(1,244)
Municipal bonds	188,920	(25,592)	33,907	(15,178)	222,827	(40,770)
Corporate bonds	108,187	(9,547)	13,066	(1,934)	121,253	(11,481)
Mortgage-backed or related securities	930,566	(90,537)	1,159,110	(276,184)	2,089,676	(366,721)
Asset-backed securities	201,437	(10,993)	—	—	201,437	(10,993)
	$1,462,517	$(137,551)	$1,222,815	$(293,658)	$2,685,332	$(431,209)

At June 30, 2023, there were 245 securities—available-for-sale with unrealized losses, compared to 298 at December 31, 2022. As of June 30, 2023, we have an allowance for credit losses of $2.0 million related to the estimated credit loss on one security.  Management does not believe that any remaining individual unrealized loss as of June 30, 2023 or December 31, 2022 resulted from credit loss.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

There were no sales of securities—trading during the six months ended June 30, 2023 or 2022. There were no securities—trading in a nonaccrual status at June 30, 2023 or December 31, 2022.  Net unrealized holding losses of $3.0 million were recognized during the six months ended June 30, 2023, compared to $905,000 of net unrealized holding gains recognized during the six months ended June 30, 2022.

The following table presents gross gains and losses on sales and partial calls of securities available-for-sale (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Available-for-Sale:
Gross Gains	$145	$81	$377	$516
Gross Losses	(4,672)	(49)	(12,156)	(49)
Balance, end of the period	$(4,527)	$32	$(11,779)	$467

There were no securities—available-for-sale in a nonaccrual status at June 30, 2023 or December 31, 2022.

The following table presents the amortized cost and estimated fair value of securities at June 30, 2023, by contractual maturity and does not reflect any required periodic payments (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	June 30, 2023
	Trading		Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$—	$—	$719	$716	$21,769	$21,243
Maturing after one year through five years	—	—	158,285	143,916	21,090	20,352
Maturing after five years through ten years	—	—	416,915	364,317	26,732	25,554
Maturing after ten years	27,203	25,659	2,303,260	1,957,011	1,029,334	865,967
	$27,203	$25,659	$2,879,179	$2,465,960	$1,098,925	$933,116

The following table presents, as of June 30, 2023, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	June 30, 2023
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$248,951	$256,711	$224,566
Federal Reserve	118,643	118,643	100,314
Interest rate swap counterparties	3,039	3,249	2,865
Repurchase transaction accounts	273,613	273,613	225,628
Other	4,779	4,779	4,558
Total pledged securities	$649,025	$656,995	$557,931

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit ratings which are reviewed and updated quarterly. The Company’s non-rated held-to-maturity debt securities are primarily United States government sponsored enterprise debentures carrying minimal to no credit risk. The non-rated corporate bonds primarily consist of Community Reinvestment Act related bonds secured by loan instruments from low to moderate income borrowers. The remaining non-rated held-to-maturity debt securities balance is comprised of local municipal debt from within the Company’s geographic footprint and is monitored through quarterly or annual financial review. This municipal debt is predominately essential service or unlimited general obligation backed debt. The following tables summarize the amortized cost of held-to-maturity debt securities by credit rating at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$487,763	$500	$16,574	$504,837
Not Rated	309	9,783	2,344	581,652	594,088
	$309	$497,546	$2,844	$598,226	$1,098,925

	December 31, 2022
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$492,105	$500	$16,681	$509,286
Not Rated	312	11,012	2,461	594,896	608,681
	$312	$503,117	$2,961	$611,577	$1,117,967

The following tables present the activity in the allowance for credit losses for securities available-for-sale by major type for the three and six months ended June 30, 2023 (in thousands). We had no allowance for credit losses for securities available-for-sale during three and six months ended June 30, 2022.

	For the Three Months Ended June 30, 2023
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses – securities available-for-sale
Beginning balance	$—	$—	$—	$—	$—
Provision for credit losses	—	—	2,000	—	2,000
Ending balance	$—	$—	$2,000	$—	$2,000

	For the Six Months Ended June 30, 2023
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses – securities available-for-sale
Beginning balance	$—	$—	$—	$—	$—
Provision for credit losses	—	—	2,000	—	2,000
Ending balance	$—	$—	$2,000	$—	$2,000

Note 4: LOANS RECEIVABLE AND THE ALLOWANCE FOR CREDIT LOSSES - LOANS

The following table presents the loans receivable at June 30, 2023 and December 31, 2022 by class (dollars in thousands).

	June 30, 2023		December 31, 2022
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$894,876	8.5%	$845,320	8.3%
Investment properties	1,558,176	14.9	1,589,975	15.7
Small balance CRE	1,172,825	11.2	1,200,251	11.8
Multifamily real estate	699,830	6.7	645,071	6.4
Construction, land and land development:
Commercial construction	183,765	1.8	184,876	1.8
Multifamily construction	433,868	4.1	325,816	3.2
One- to four-family construction	547,200	5.2	647,329	6.4
Land and land development	345,053	3.3	328,475	3.2
Commercial business:
Commercial business (1)	1,313,226	12.5	1,283,407	12.7
Small business scored	982,283	9.4	947,092	9.3
Agricultural business, including secured by farmland (2)	310,120	3.0	295,077	2.9
One- to four-family residential	1,340,126	12.8	1,173,112	11.6
Consumer:
Consumer—home equity revolving lines of credit	577,725	5.5	566,291	5.6
Consumer—other	113,334	1.1	114,632	1.1
Total loans	10,472,407	100.0%	10,146,724	100.0%
Less allowance for credit losses – loans	(144,680)		(141,465)
Net loans	$10,327,727		$10,005,259

(1)    Includes $4.5 million and $7.6 million of U.S. Small Business Administration (SBA) Paycheck Protection Program (PPP) loans as of June 30, 2023 and December 31, 2022, respectively.
(2)    Includes $20,000 of SBA PPP loans as of June 30, 2023, and $334,000 as of December 31, 2022.

Loan amounts are net of unearned loan fees in excess of unamortized costs of $9.4 million as of June 30, 2023, and $8.1 million as of December 31, 2022. Net loans include net discounts on acquired loans of $5.5 million and $6.6 million as of June 30, 2023 and December 31, 2022, respectively. Net loans does not include accrued interest receivable. Accrued interest receivable on loans was $40.9 million as of June 30, 2023, and $39.8 million as of December 31, 2022 and was reported in accrued interest receivable on the Consolidated Statements of Financial Condition.

The Company had pledged $6.5 billion of loans as collateral for FHLB and other borrowings at both June 30, 2023 and December 31, 2022, respectively.

Purchased credit-deteriorated and purchased non-credit-deteriorated loans. Loans acquired in business combinations are recorded at their fair value at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-deteriorated (PCD) or purchased non-credit-deteriorated. There were no PCD loans acquired during the six months ended June 30, 2023 or June 30, 2022.
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

The following table presents the amortized cost basis and financial effect of loans at June 30, 2023, that were both experiencing financial difficulty and modified during the six months ended June 30, 2023 (in thousands):

	June 30, 2023
	Term Extension	Weighted-Average Term Extension (in months)
One- to four-family construction	$6,361	7
Total	$6,361	7

The Company has committed to lend additional amounts totaling $250,000 to the borrowers included in the previous table. The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

Credit Quality Indicators:  To appropriately and effectively manage the ongoing credit quality of the Company’s loan portfolio, management has implemented a risk-rating or loan grading system for its loans.  The system is a tool to evaluate portfolio asset quality throughout each applicable loan’s life as an asset of the Company.  Generally, loans are risk rated on an aggregate borrower/relationship basis with individual loans sharing similar ratings.  There are some instances when specific situations relating to individual loans will provide the basis for different risk ratings within the aggregate relationship.  Loans are graded on a scale of 1 to 9.  A description of the general characteristics of these categories is shown below.

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  The Company’s risk-rating and loan grading policies are reviewed and approved annually. There were no material changes in the risk-rating or loan grading system for the periods presented.

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

The following tables present the Company’s portfolio of risk-rated loans by class and by grade as of June 30, 2023 and December 31, 2022 (in thousands). In addition, the tables include the gross charge-offs for the six months ended June 30, 2023. Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	June 30, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$68,946	$168,118	$171,741	$142,543	$69,567	$183,759	$31,381	$836,055
Special Mention	—	—	—	—	—	—	—	—
Substandard	1,771	13,209	12,248	11,909	19,279	205	200	58,821
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$70,717	$181,327	$183,989	$154,452	$88,846	$183,964	$31,581	$894,876

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - investment properties
Risk Rating
Pass	$101,956	$171,321	$285,785	$127,071	$167,005	$662,188	$38,699	$1,554,025
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,955	1,196	4,151
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$101,956	$171,321	$285,785	$127,071	$167,005	$665,143	$39,895	$1,558,176

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily real estate
Risk Rating
Pass	$52,714	$148,947	$176,208	$99,694	$45,969	$174,623	$1,675	$699,830
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$52,714	$148,947	$176,208	$99,694	$45,969	$174,623	$1,675	$699,830

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	June 30, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Commercial construction
Risk Rating
Pass	$73,851	$69,935	$17,897	$12,829	$3,537	$5,716	$—	$183,765
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$73,851	$69,935	$17,897	$12,829	$3,537	$5,716	$—	$183,765

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily construction
Risk Rating
Pass	$64,851	$197,242	$165,364	$4,998	$1,413	$—	$—	$433,868
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$64,851	$197,242	$165,364	$4,998	$1,413	$—	$—	$433,868

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

One- to four- family construction
Risk Rating
Pass	$275,674	$241,523	$17,924	$—	$332	$—	$616	$536,069
Special Mention	—	—	—	—	—	—	—	—
Substandard	7,070	—	4,061	—	—	—	—	11,131
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$282,744	$241,523	$21,985	$—	$332	$—	$616	$547,200

Current period gross charge-offs	$136	$—	$—	$—	$—	$—	$—	$136

	June 30, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Land and land development
Risk Rating
Pass	$138,821	$116,643	$54,314	$14,000	$9,160	$11,545	$1	$344,484
Special Mention	—	—	—	—	—	—	—	—
Substandard	499	—	—	—	—	70	—	569
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$139,320	$116,643	$54,314	$14,000	$9,160	$11,615	$1	$345,053

Current period gross charge-offs	$—	$—	$—	$—	$—	$20	$—	$20

Commercial business
Risk Rating
Pass	$103,662	$246,605	$134,384	$139,435	$112,084	$155,259	$386,683	$1,278,112
Special Mention	—	—	—	3,277	—	—	898	4,175
Substandard	26	330	11,523	2,839	1,612	5,640	8,969	30,939
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$103,688	$246,935	$145,907	$145,551	$113,696	$160,899	$396,550	$1,313,226

Current period gross charge-offs	$—	$—	$700	$—	$—	$27	$133	$860

Agricultural business, including secured by farmland
Risk Rating
Pass	$23,165	$36,514	$26,739	$18,500	$25,586	$44,985	$113,594	$289,083
Special Mention	550	—	652	—	1,690	401	2,541	5,834
Substandard	1,631	3,528	970	—	6,566	2,508	—	15,203
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business, including secured by farmland	$25,346	$40,042	$28,361	$18,500	$33,842	$47,894	$116,135	$310,120

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$167,150	$198,787	$150,272	$74,171	$57,095	$148,902	$10,833	$807,210
Special Mention	—	—	—	2,829	—	42	201	3,072
Substandard	13,756	—	7,211	13,564	—	307	200	35,038
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$180,906	$198,787	$157,483	$90,564	$57,095	$149,251	$11,234	$845,320

Commercial real estate - investment properties
Risk Rating
Pass	$190,627	$323,160	$142,476	$182,853	$169,667	$547,899	$25,691	$1,582,373
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	3,283	—	3,007	1,312	7,602
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$190,627	$323,160	$142,476	$186,136	$169,667	$550,906	$27,003	$1,589,975

Multifamily real estate
Risk Rating
Pass	$139,383	$177,784	$93,961	$46,460	$29,665	$156,140	$1,678	$645,071
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$139,383	$177,784	$93,961	$46,460	$29,665	$156,140	$1,678	$645,071

	December 31, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Commercial construction
Risk Rating
Pass	$112,229	$46,679	$12,952	$4,260	$1,107	$—	$—	$177,227
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,931	1	—	—	4,717	—	—	7,649
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$115,160	$46,680	$12,952	$4,260	$5,824	$—	$—	$184,876

Multifamily construction
Risk Rating
Pass	$142,680	$161,066	$20,622	$1,448	$—	$—	$—	$325,816
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$142,680	$161,066	$20,622	$1,448	$—	$—	$—	$325,816

One- to four- family construction
Risk Rating
Pass	$572,701	$56,530	$677	$331	$—	$—	$711	$630,950
Special Mention	—	—	—	—	—	—	—	—
Substandard	13,473	2,906	—	—	—	—	—	16,379
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$586,174	$59,436	$677	$331	$—	$—	$711	$647,329

	December 31, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Land and land development
Risk Rating
Pass	$199,339	$88,066	$16,278	$11,866	$6,242	$6,164	$339	$328,294
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	97	84	—	181
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$199,339	$88,066	$16,278	$11,866	$6,339	$6,248	$339	$328,475

Commercial business
Risk Rating
Pass	$249,609	$149,140	$161,494	$126,416	$86,712	$85,386	$391,852	$1,250,609
Special Mention	74	26	3,467	—	—	—	200	3,767
Substandard	464	12,599	1,956	1,161	5,954	796	6,101	29,031
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$250,147	$161,765	$166,917	$127,577	$92,666	$86,182	$398,153	$1,283,407

Agricultural business, including secured by farmland
Risk Rating
Pass	$36,848	$35,440	$18,946	$28,354	$24,710	$27,063	$109,606	$280,967
Special Mention	—	336	271	—	—	—	357	964
Substandard	2,015	970	—	6,565	—	2,599	997	13,146
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business, including secured by farmland	$38,863	$36,746	$19,217	$34,919	$24,710	$29,662	$110,960	$295,077

The following tables present the Company’s portfolio of non-risk-rated loans by class and delinquency status as of June 30, 2023 and December 31, 2022 (in thousands). In addition, the tables include the gross charge-offs for the six months ended June 30, 2023. Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	June 30, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Small balance CRE
Past Due Category
Current	$48,371	$173,212	$219,220	$169,205	$123,643	$437,208	$404	$1,171,263
30-59 Days Past Due	599	—	—	—	—	961	—	1,560
60-89 Days Past Due	—	—	—	—	—	—	—	—
90 Days + Past Due	—	—	—	—	—	2	—	2
Total Small balance CRE	$48,970	$173,212	$219,220	$169,205	$123,643	$438,171	$404	$1,172,825

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Small business scored
Past Due Category
Current	$98,904	$290,943	$186,977	$92,432	$70,196	$114,229	$126,832	$980,513
30-59 Days Past Due	—	198	46	123	23	14	134	538
60-89 Days Past Due	—	25	20	17	—	—	20	82
90 Days + Past Due	—	35	177	93	460	219	166	1,150
Total Small business scored	$98,904	$291,201	$187,220	$92,665	$70,679	$114,462	$127,152	$982,283

Current period gross charge-offs	$—	$175	$84	$162	$262	$181	$—	$864

One- to four- family residential
Past Due Category
Current	$163,136	$588,388	$270,567	$58,947	$32,763	$217,977	$234	$1,332,012
30-59 Days Past Due	—	100	—	78	—	437	—	615
60-89 Days Past Due	—	—	—	393	377	228	—	998
90 Days + Past Due	1,060	—	1,632	753	1,160	1,896	—	6,501
Total One- to four- family residential	$164,196	$588,488	$272,199	$60,171	$34,300	$220,538	$234	$1,340,126

Current period gross charge-offs	$—	$—	$—	$4	$—	$30	$—	$34

	June 30, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$5,397	$2,932	$2,683	$1,446	$1,391	$5,354	$554,579	$573,782
30-59 Days Past Due	72	101	—	—	52	165	741	1,131
60-89 Days Past Due	—	—	—	—	—	241	217	458
90 Days + Past Due	—	—	49	1,043	311	854	97	2,354
Total Consumer—home equity revolving lines of credit	$5,469	$3,033	$2,732	$2,489	$1,754	$6,614	$555,634	$577,725

Current period gross charge-offs	$—	$—	$13	$73	$—	$20	$(4)	$102

Consumer-other
Past Due Category
Current	$6,093	$35,734	$11,076	$7,880	$4,843	$19,880	$27,527	$113,033
30-59 Days Past Due	—	53	14	39	1	48	86	241
60-89 Days Past Due	—	—	—	—	4	—	52	56
90 Days + Past Due	—	—	—	4	—	—	—	4
Total Consumer-other	$6,093	$35,787	$11,090	$7,923	$4,848	$19,928	$27,665	$113,334

Current period gross charge-offs	$—	$19	$44	$15	$34	$64	$377	$553

	December 31, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Small balance CRE
Past Due Category
Current	$177,605	$215,801	$172,286	$134,552	$142,592	$354,924	$630	$1,198,390
30-59 Days Past Due	—	—	460	—	—	1,399	—	1,859
60-89 Days Past Due	—	—	—	—	—	—	—	—
90 Days + Past Due	—	—	—	—	—	2	—	2
Total Small balance CRE	$177,605	$215,801	$172,746	$134,552	$142,592	$356,325	$630	$1,200,251

Small business scored
Past Due Category
Current	$307,109	$201,628	$99,867	$81,603	$56,420	$78,025	$119,281	$943,933
30-59 Days Past Due	146	518	54	262	46	280	173	1,479
60-89 Days Past Due	—	54	—	275	149	7	176	661
90 Days + Past Due	—	—	26	157	70	305	461	1,019
Total Small business scored	$307,255	$202,200	$99,947	$82,297	$56,685	$78,617	$120,091	$947,092

One- to four- family residential
Past Due Category
Current	$555,833	$279,331	$59,672	$34,607	$37,740	$191,890	$1,335	$1,160,408
30-59 Days Past Due	2,030	846	755	—	116	1,462	78	5,287
60-89 Days Past Due	1,060	—	—	—	115	1,067	—	2,242
90 Days + Past Due	—	1,819	973	712	94	1,577	—	5,175
Total One- to four- family residential	$558,923	$281,996	$61,400	$35,319	$38,065	$195,996	$1,413	$1,173,112

	December 31, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$7,442	$1,089	$329	$1,355	$1,611	$3,788	$547,068	$562,682
30-59 Days Past Due	49	40	75	—	74	214	1,372	1,824
60-89 Days Past Due	—	50	—	—	49	45	59	203
90 Days + Past Due	—	14	73	476	64	675	280	1,582
Total Consumer—home equity revolving lines of credit	$7,491	$1,193	$477	$1,831	$1,798	$4,722	$548,779	$566,291

Consumer-other
Past Due Category
Current	$39,740	$12,138	$9,334	$5,695	$5,384	$16,675	$25,219	$114,185
30-59 Days Past Due	49	—	16	5	2	67	120	259
60-89 Days Past Due	41	9	29	24	—	13	62	178
90 Days + Past Due	—	10	—	—	—	—	—	10
Total Consumer-other	$39,830	$12,157	$9,379	$5,724	$5,386	$16,755	$25,401	$114,632

The following tables provide the amortized cost basis of collateral-dependent loans as of June 30, 2023 and December 31, 2022 (in thousands). Our collateral dependent loans presented in the tables below have no significant concentrations by property type or location.

	June 30, 2023
	Real Estate	Equipment	Inventory	Total
Small balance CRE	$1,865	$—	$—	$1,865
Construction, land and land development:
One- to four-family construction	8,072	—	—	8,072
Land and land development	499	—	—	499
Commercial business
Commercial business	94	4,023	9	4,126
Small business scored	—	288	—	288
Agricultural business, including secured by farmland	3,175	89	139	3,403
One- to four-family residential	3,541	—	—	3,541
Consumer—home equity revolving lines of credit	821	—	—	821
Total	$18,067	$4,400	$148	$22,615

	December 31, 2022
	Real Estate	Equipment	Total
Small balance CRE	$2,953	$—	$2,953
Commercial business
Commercial business	—	4,537	4,537
Small business scored	—	307	307
One- to four-family residential	1,622	—	1,622
Total	$4,575	$4,844	$9,419

The following tables provide additional detail on the age analysis of the Company’s past due loans as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$—	$—	$—	$894,876	$894,876	$—	$66	$—
Investment properties	—	—	—	—	1,558,176	1,558,176	—	—	—
Small balance CRE	1,560	—	2	1,562	1,171,263	1,172,825	1,865	2,412	—
Multifamily real estate	—	—	—	—	699,830	699,830	—	—	—
Construction, land and land development:
Commercial construction	—	—	—	—	183,765	183,765	—	—	—
Multifamily construction	—	—	—	—	433,868	433,868	—	—	—
One- to four-family construction	—	1,255	709	1,964	545,236	547,200	1,711	1,711	—
Land and land development	—	498	—	498	344,555	345,053	499	569	—
Commercial business:
Commercial business	17	—	6,290	6,307	1,306,919	1,313,226	5,979	6,397	—
Small business scored	538	82	1,150	1,770	980,513	982,283	284	2,042	—
Agricultural business, including secured by farmland	1,724	—	2,952	4,676	305,444	310,120	3,997	3,997	—
One- to four-family residential	615	998	6,501	8,114	1,332,012	1,340,126	3,479	7,605	60
Consumer:
Consumer—home equity revolving lines of credit	1,131	458	2,354	3,943	573,782	577,725	821	3,258	49
Consumer—other	241	56	4	301	113,033	113,334	—	14	—
Total	$5,826	$3,347	$19,962	$29,135	$10,443,272	$10,472,407	$18,635	$28,071	$109

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$—	$—	$—	$845,320	$845,320	$—	$143	$—
Investment properties	—	—	—	—	1,589,975	1,589,975	—	—	—
Small balance CRE	1,859	—	2	1,861	1,198,390	1,200,251	2,927	3,540	—
Multifamily real estate	—	—	—	—	645,071	645,071	—	—	—
Construction, land and land development:
Commercial construction	—	—	—	—	184,876	184,876	—	—	—
Multifamily construction	—	—	—	—	325,816	325,816	—	—	—
One- to four-family construction	900	—	—	900	646,429	647,329	—	—	—
Land and land development	921	—	97	1,018	327,457	328,475	—	181	—
Commercial business:
Commercial business	2,100	4,145	649	6,894	1,276,513	1,283,407	6,998	7,356	—
Small business scored	1,479	661	1,019	3,159	943,933	947,092	303	2,530	—
Agricultural business, including secured by farmland	1,185	—	594	1,779	293,298	295,077	594	594	—
One-to four-family residential	5,287	2,242	5,175	12,704	1,160,408	1,173,112	1,569	5,236	1,023
Consumer:
Consumer—home equity revolving lines of credit	1,824	203	1,582	3,609	562,682	566,291	—	2,124	254
Consumer—other	259	178	10	447	114,185	114,632	—	2	10
Total	$15,814	$7,429	$9,128	$32,371	$10,114,353	$10,146,724	$12,391	$21,706	$1,287

(1)     The Company did not recognize any interest income on non-accrual loans during the six months ended June 30, 2023, or the year ended December 31, 2022.

The following tables provide the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended June 30, 2023
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses:
Beginning balance	$42,975	$8,475	$28,433	$33,735	$3,094	$15,736	$9,009	$141,457
Provision/(recapture) for credit losses	587	(436)	1,567	187	477	969	208	3,559
Recoveries	74	—	—	524	2	36	117	753
Charge-offs	—	—	(156)	(566)	—	(4)	(363)	(1,089)
Ending balance	$43,636	$8,039	$29,844	$33,880	$3,573	$16,737	$8,971	$144,680

	For the Six Months Ended June 30, 2023
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses:
Beginning balance	$44,086	$7,734	$29,171	$33,299	$3,475	$14,729	$8,971	$141,465
(Recapture)/provision for credit losses	(708)	305	829	1,662	(13)	1,889	369	4,333
Recoveries	258	—	—	643	111	153	286	1,451
Charge-offs	—	—	(156)	(1,724)	—	(34)	(655)	(2,569)
Ending balance	$43,636	$8,039	$29,844	$33,880	$3,573	$16,737	$8,971	$144,680

	For the Three Months Ended June 30, 2022
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses:
Beginning balance	$47,264	$7,183	$26,679	$26,655	$2,586	$8,109	$6,995	$125,471
(Recapture)/provision for credit losses	(1,020)	(277)	260	2,032	402	1,366	381	3,144
Recoveries	129	—	—	234	14	98	112	587
Charge-offs	—	—	—	(248)	—	—	(252)	(500)
Ending balance	$46,373	$6,906	$26,939	$28,673	$3,002	$9,573	$7,236	$128,702

	For the Six Months Ended June 30, 2022
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for loan losses:
Beginning balance	$52,995	$7,043	$27,294	$26,421	$3,190	$8,205	$6,951	$132,099
(Recapture)/provision for credit losses	(6,836)	(137)	(734)	2,199	(320)	1,230	366	(4,232)
Recoveries	216	—	384	383	132	138	328	1,581
Charge-offs	(2)	—	(5)	(330)	—	—	(409)	(746)
Ending balance	$46,373	$6,906	$26,939	$28,673	$3,002	$9,573	$7,236	$128,702

Note 5: GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At June 30, 2023, intangible assets are comprised of goodwill and core deposit intangibles (CDI) acquired in business combinations. Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed at least annually for impairment. The Company has identified one reporting unit for the purpose of evaluating goodwill for impairment. The Company completed an assessment of qualitative factors as of December 31, 2022 and concluded that no further analysis was required as it is more likely than not that the fair value of Banner Bank, the reporting unit, exceeds the carrying value.

CDI represents the value of transaction-related deposits and the value of the client relationships associated with the deposits. The Company amortizes CDI assets over their estimated useful lives and reviews them at least annually for events or circumstances that could impair their value.

The following table summarizes the changes in the Company’s goodwill and other intangibles for the six months ended June 30, 2023, and the year ended December 31, 2022 (in thousands):

	Goodwill	CDI	Total
Balance, December 31, 2021	$373,121	$14,855	$387,976
Amortization	—	(5,279)	(5,279)
Other changes(1)	—	(136)	(136)
Balance, December 31, 2022	373,121	9,440	382,561
Amortization	—	(2,041)	(2,041)
Balance, June 30, 2023	$373,121	$7,399	$380,520

(1)    Acquired CDI was adjusted for the sale of branches in 2022.

The following table presents the estimated amortization expense with respect to CDI as of June 30, 2023, for the periods indicated (in thousands):

Estimated Amortization
Remainder of 2023	$1,715
2024	2,626
2025	1,567
2026	904
2027	426
Thereafter	161
$7,399

Mortgage Servicing Rights:  Mortgage and SBA servicing rights are reported in other assets.  SBA servicing rights are initially recorded and carried at fair value. Mortgage servicing rights are initially recognized at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the three and six months ended June 30, 2023 and 2022, the Company did not record any impairment charges or recoveries against mortgage servicing rights. The unpaid principal balance of loans for which mortgage and SBA servicing rights have been recognized totaled $2.74 billion and $2.77 billion at June 30, 2023 and December 31, 2022, respectively.  Custodial accounts maintained in connection with this servicing totaled $17.7 million and $11.2 million at June 30, 2023 and December 31, 2022, respectively.

An analysis of the mortgage and SBA servicing rights for the three and six months ended June 30, 2023 and 2022 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of the period	$15,613	$18,008	$16,166	$17,206
Additions—amounts capitalized	349	804	485	2,757
Additions—through purchase	85	83	124	145
Amortization (1)	(827)	(1,115)	(1,674)	(2,346)
Fair value adjustments (3)	(109)	(147)	10	(129)
Balance, end of the period (2)	$15,111	$17,633	$15,111	$17,633

(1)    Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income within mortgage banking operations and any unamortized balance is fully amortized if the loan repays in full.
(2)    There was no valuation allowance on mortgage servicing rights as of both June 30, 2023 and 2022.
(3)    Fair value adjustments relate to SBA servicing rights. These adjustments are estimated based on an independent dealer analysis by discounting estimated net future cash flows from servicing SBA loans.

Note 6: DEPOSITS

Deposits consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Non-interest-bearing accounts	$5,369,187	$6,176,998
Interest-bearing checking	1,908,402	1,811,153
Regular savings accounts	2,588,298	2,710,090
Money market accounts	1,876,569	2,198,288
Total interest-bearing transaction and savings accounts	6,373,269	6,719,531
Certificates of deposit:
Certificates of deposit greater than or equal to $250,000	397,784	178,324
Certificates of deposit less than $250,000	958,816	545,206
Total certificates of deposit	1,356,600	723,530
Total deposits	$13,099,056	$13,620,059
Included in total deposits:
Public fund transaction and savings accounts	$380,731	$392,859
Public fund interest-bearing certificates	45,840	26,810
Total public deposits	$426,571	$419,669
Total brokered certificates of deposit	$203,649	$—

Scheduled maturities and weighted average interest rates of certificates of deposit at June 30, 2023 are as follows (dollars in thousands):

	June 30, 2023
	Amount	Weighted Average Rate
Maturing in one year or less	$1,259,221	3.20%
Maturing after one year through two years	60,692	1.15
Maturing after two years through three years	24,503	0.66
Maturing after three years through four years	6,572	0.35
Maturing after four years through five years	4,686	0.57
Maturing after five years	926	0.86
Total certificates of deposit	$1,356,600	3.04%

Note 7: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2023 and December 31, 2022, whether or not recognized or recorded in the Consolidated Statements of Financial Condition (dollars in thousands):

		June 30, 2023		December 31, 2022
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$281,325	$281,325	$243,062	$243,062
Securities—trading	3	25,659	25,659	28,694	28,694
Securities—available-for-sale	2	2,465,960	2,465,960	2,789,031	2,789,031
Securities—held-to-maturity	2	1,090,949	925,485	1,109,319	933,513
Securities—held-to-maturity	3	7,621	7,631	8,648	8,667
Securities purchased under agreements to resell	2	—	—	300,000	300,000
Loans held for sale	2	60,612	60,645	56,857	56,948
Loans receivable, net	3	10,327,727	9,895,896	10,005,259	9,810,965
Equity securities	1	547	547	553	553
FHLB stock	3	20,800	20,800	12,000	12,000
Bank-owned life insurance	1	301,260	301,260	297,565	297,565
Mortgage servicing rights	3	14,266	35,185	15,331	35,148
SBA servicing rights	3	845	845	835	835
Investments in limited partnerships	3	12,776	12,776	12,427	12,427
Derivatives:
Interest rate swaps	2	18,996	18,996	19,339	19,339
Interest rate lock and forward sales commitments	2,3	349	349	142	142
Liabilities:
Demand, interest checking and money market accounts	2	9,154,158	9,154,158	10,186,439	10,186,439
Regular savings	2	2,588,298	2,588,298	2,710,090	2,710,090
Certificates of deposit	2	1,356,600	1,335,503	723,530	702,581
FHLB advances	2	270,000	270,000	50,000	50,000
Other borrowings	2	193,019	193,019	232,799	232,799
Subordinated notes, net	2	92,646	90,163	98,947	96,718
Junior subordinated debentures	3	67,237	67,237	74,857	74,857
Derivatives:
Interest rate swaps	2	36,777	36,777	37,150	37,150
Interest rate lock and forward sales commitments	2,3	2	2	118	118
Risk participation agreement	2	52	52	67	67

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (Trust Preferred Securities)	$—	$—	$25,659	$25,659

Securities—available-for-sale
U.S. Government and agency obligations	—	48,362	—	48,362
Municipal bonds	—	160,768	—	160,768
Corporate bonds	—	99,788	—	99,788
Mortgage-backed or related securities	—	1,942,398	—	1,942,398
Asset-backed securities	—	214,644	—	214,644
	—	2,465,960	—	2,465,960

Loans held for sale(1)	—	17,201	—	17,201
Equity securities	547	—	—	547
SBA servicing rights	—	—	845	845
Investment in limited partnerships	—	—	12,776	12,776

Derivatives
Interest rate swaps	—	18,996	—	18,996
Interest rate lock and forward sales commitments	—	79	270	349
	$547	$2,502,236	$39,550	$2,542,333

Liabilities:
Junior subordinated debentures	$—	$—	$67,237	$67,237
Derivatives
Interest rate swaps	—	36,777	—	36,777
Interest rate lock and forward sales commitments	—	—	2	2
Risk participation agreement	—	52	—	52
	$—	$36,829	$67,239	$104,068

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (Trust Preferred Securities)	$—	$—	$28,694	$28,694

Securities—available-for-sale
U.S. Government and agency obligations	—	55,108	—	55,108
Municipal bonds	—	261,209	—	261,209
Corporate bonds	—	121,853	—	121,853
Mortgage-backed or related securities	—	2,139,336	—	2,139,336
Asset-backed securities	—	211,525	—	211,525
	—	2,789,031	—	2,789,031

Loans held for sale(1)	—	2,305	—	2,305
Equity securities	553	—	—	553
SBA servicing rights	—	—	835	835
Investment in limited partnerships	—	—	12,427	12,427

Derivatives
Interest rate swaps	—	19,339	—	19,339
Interest rate lock and forward sales commitments	—	61	81	142
	$553	$2,810,736	$42,037	$2,853,326

Liabilities:
Junior subordinated debentures	$—	$—	$74,857	$74,857
Derivatives
Interest rate swaps	—	37,150	—	37,150
Interest rate lock and forward sales commitments	—	76	42	118
Risk participation agreement	—	67	—	67
	$—	$37,293	$74,899	$112,192

(1)    The unpaid principal balance of residential mortgage loans held for sale carried at fair value on a recurring basis was $16.8 million and $2.2 million at June 30, 2023 and December 31, 2022, respectively.

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2023 and December 31, 2022.  The factors used in the fair value estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, and quantitative and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and non-recurring basis at June 30, 2023 and December 31, 2022:

			Weighted Average Rate
Financial Instruments	Valuation Technique	Unobservable Inputs	June 30, 2023	December 31, 2022
Corporate bonds (TPS)	Discounted cash flows	Discount rate	10.55%	8.27%
Junior subordinated debentures	Discounted cash flows	Discount rate	10.55%	8.27%
Loans individually evaluated	Collateral valuations	Discount to appraised value	n/a	n/a
REO	Appraisals	Discount to appraised value	58.18%	68.35%
Interest rate lock commitments	Pricing model	Pull-through rate	87.76%	78.65%
SBA servicing rights	Discounted cash flows	Constant prepayment rate	14.61%	14.10%

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

Junior subordinated debentures: Similar to the TPS discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner’s credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of June 30, 2023, or the passage of time, will result in negative fair value adjustments. At June 30, 2023, the discount rate utilized was based on a credit spread of 500 basis points and three-month LIBOR of 555 basis points.

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

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended
	June 30, 2023
	Level 3 Fair Value Inputs
	TPS	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$28,591	$74,703	$480	$12,394	$954
Net change recognized in earnings	(2,932)	—	(212)	(142)	(109)
Net change recognized in accumulated other comprehensive income (AOCI)	—	(7,466)	—	—	—
Purchases, issuances and settlements	—	—	—	524	—
Ending balance at June 30, 2023	$25,659	$67,237	$268	$12,776	$845

	Six Months Ended
	June 30, 2023
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$28,694	$74,857	$39	$12,427	$835
Net change recognized in earnings	(3,035)		229	(662)	10
Net change recognized in AOCI		(7,620)	—	—	—
Purchases, issuances and settlements	—	—	—	1,011	—
Ending balance at June 30, 2023	$25,659	$67,237	$268	$12,776	$845

	Three Months Ended
	June 30, 2022
	Level 3 Fair Value Inputs
	TPS	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$27,354	$70,510	$(66)	$10,982	$1,162
Net change recognized in earnings	532	—	423	(155)	(147)
Net change recognized in AOCI	—	1,719	—	—	—
Purchases, issuances and settlements	—	—	—	1,054	—
Ending balance at June 30, 2022	$27,886	$72,229	$357	$11,881	$1,015

	Six Months Ended
	June 30, 2022
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$26,981	$119,815	$1,467	$10,257	$1,161
Net change recognized in earnings	905	—	(1,110)	(372)	(146)
Net change recognized in AOCI	—	2,932	—	—	—
Purchases, issuances and settlements	—	—	—	1,996	—
Redemptions	—	(50,518)	—	—	—
Ending balance at June 30, 2022	$27,886	$72,229	$357	$11,881	$1,015

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

Items Measured at Fair Value on a Non-recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
REO	—	—	546	546
Loans held for sale	—	42,134	—	42,134

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$1,883	$1,883
REO	—	—	340	340
Loans held for sale	—	49,474	—	49,474

The following table presents the gains and losses resulting from non-recurring fair value adjustments for the three and six months ended June 30, 2023 and June 30, 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REO	—	—	—	—
Loans held for sale	(757)	(458)	(463)	(1,061)
Total loss from non-recurring measurements	$(757)	$(458)	$(463)	$(1,061)

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

As of June 30, 2023, the Company has recognized $1.6 million of unrecognized tax benefits for uncertain tax positions. The Company does not anticipate that there are additional uncertain tax positions or that any uncertain tax position which has not been recognized would materially affect the effective tax rate if recognized. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense. The Company files consolidated income tax returns in the U.S. federal jurisdiction and in the Oregon, California, Utah, Idaho and Montana state jurisdictions.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Tax credit investments	$106,486	$71,430
Unfunded commitments—tax credit investments	74,299	44,563

The following table presents other information related to the Company’s tax credit investments for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Tax credits and other tax benefits recognized	$2,134	$1,486	$4,269	$2,972
Tax credit amortization expense included in provision for income taxes	1,722	1,263	3,444	2,571
Note 9: CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings per share data for the three and six months ended June 30, 2023 and 2022 (in thousands, except shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$39,591	$47,965	$95,146	$91,928

Basic weighted average shares outstanding	34,373,434	34,307,001	34,306,853	34,303,889
Dilutive effect of unvested restricted stock	35,590	144,739	128,368	229,046
Diluted weighted shares outstanding	34,409,024	34,451,740	34,435,221	34,532,935
Earnings per common share
Basic	$1.15	$1.40	$2.77	$2.68
Diluted	$1.15	$1.39	$2.76	$2.66

Note 10: STOCK-BASED COMPENSATION PLANS

The Company operates the 2014 Omnibus Incentive Plan (the 2014 Plan), the 2018 Omnibus Incentive Plan (the 2018 Plan) and the 2023 Omnibus Incentive Plan (the 2023 Plan), all of which were approved by its shareholders. The 2023 Plan was approved by shareholders on May 24, 2023. The purpose of these plans is to promote the success and enhance the value of the Company by providing a means for attracting and retaining highly skilled employees, officers and directors of the Company and linking their personal interests with those of the Company’s shareholders. Under these plans, the Company currently has outstanding awards of restricted stock shares and restricted stock units.

The Company reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of June 30, 2023, 276,904 restricted stock shares and 440,336 restricted stock units have been granted under the 2014 Plan of which 4,409 restricted stock shares and 22,626 restricted stock units were unvested.

The Company reserved 900,000 shares of common stock for issuance under the 2018 Plan in connection with the exercise of awards. As of June 30, 2023, 741,429 restricted stock units have been granted under the 2018 Plan of which 343,033 restricted stock units were unvested.

The Company reserved 625,000 shares of common stock for issuance under the 2023 Plan in connection with the exercise of awards. As of June 30, 2023, no shares had been granted under the 2023 Plan.

The expense associated with all restricted stock grants (including restricted stock shares and restricted stock units) was $2.3 million and $4.4 million for the three and six month periods ended June 30, 2023, and was $2.3 million and $4.3 million for the three and six month periods ended June 30, 2022, respectively. Unrecognized compensation expense for these awards as of June 30, 2023, was $16.7 million and will be recognized over a weighted average period of 13 months.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	June 30, 2023	December 31, 2022
Commitments to extend credit	$3,911,428	$4,031,954
Standby letters of credit and financial guarantees	33,534	26,119
Commitments to originate loans	47,601	53,266
Risk participation agreements	47,146	48,566

Derivatives also included in Note 13:
Commitments to originate loans held for sale	24,671	10,525
Commitments to sell loans secured by one- to four-family residential properties	13,063	12,568
Commitments to sell securities related to mortgage banking activities	22,500	7,000

In addition to the commitments disclosed in the table above, the Company is committed to funding its’ unfunded tax credit investments. The Company has also entered into agreements to invest in several limited partnerships. As of June 30, 2023 and December 31, 2022, the funded balances and remaining outstanding commitments of these limited partnership investments were as follows (in thousands):

	June 30, 2023		December 31, 2022
	Funded Balance	Unfunded Balance	Funded Balance	Unfunded Balance
Limited partnerships investments	$11,283	$11,217	$10,272	$12,228

Commitments to extend credit are agreements to lend to a client, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each client’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the client. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company’s allowance for credit losses - unfunded loan commitments at both June 30, 2023 and December 31, 2022 was $14.7 million.

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to clients during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the client. The Bank then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans would require a lock extension. The cost of a lock extension at times was borne by the client and at times by the Bank. These lock extension costs have not had a material impact to the Company’s operations. For mandatory delivery commitments the Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during the three and six months ended June 30, 2023 or June 30, 2022. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to clients and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Bank holds a security interest.   Based upon the information known to management at this time, the Company has accrued $14.8 million related to outstanding legal proceedings. There are no other legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at June 30, 2023.

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

As of June 30, 2023 and December 31, 2022, the notional values or contractual amounts and fair values of the Company’s derivatives were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2023		December 31, 2022		June 30, 2023		December 31, 2022
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
Hedged interest rate swaps	$—	$—	$—	$—	$400,000	$24,198	$400,000	$26,485
Interest rate swaps not designated in hedge relationships	426,710	35,660	440,731	37,119	426,710	35,682	440,731	37,150
Less: Master netting agreements		(16,664)		(17,780)		(16,664)		(17,780)
Less: Cash settlements		—		—		(6,439)		(8,705)
Net interest rate swaps		18,996		19,339		36,777		37,150
Risk participation agreements	1,167	—	1,283	—	45,979	52	47,283	67
Mortgage loan commitments	24,671	270	15,920	81	—	—	12,367	42
Forward sales contracts	32,010	79	16,568	61	2,276	2	3,000	76
Total	$484,558	$19,345	$474,502	$19,481	$474,965	$36,831	$503,381	$37,335

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on the Company’s variable-rate assets. During the next 12 months, the Company estimates that an additional $17.5 million will be reclassified as a decrease to interest income.

The following table presents the effect of cash flow hedge accounting on AOCI for the three and six months ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended June 30, 2023
	Amount of Gain or (Loss) Recognized in AOCI on Derivative	Amount of Gain or (Loss) Recognized in AOCI Included Component	Amount of Gain or (Loss) Recognized in AOCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest rate swaps	$(5,514)	$(5,514)	$—	Interest Income	$(4,159)	$(4,159)	$—

	For the Six Months Ended June 30, 2023
	Amount of Gain or (Loss) Recognized in AOCI on Derivative	Amount of Gain or (Loss) Recognized in AOCI Included Component	Amount of Gain or (Loss) Recognized in AOCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest rate swaps	$(4,390)	$(4,390)	$—	Interest Income	$(7,772)	$(7,772)	$—

	For the Three Months Ended June 30, 2022
	Amount of Gain or (Loss) Recognized in AOCI on Derivative	Amount of Gain or (Loss) Recognized in AOCI Included Component	Amount of Gain or (Loss) Recognized in AOCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest rate swaps	$(3,617)	$(3,617)	$—	Interest Income	$161	$161	$—

	For the Six Months Ended June 30, 2022
	Amount of Gain or (Loss) Recognized in AOCI on Derivative	Amount of Gain or (Loss) Recognized in AOCI Included Component	Amount of Gain or (Loss) Recognized in AOCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest rate swaps	$(17,642)	$(17,642)	$—	Interest Income	$912	$912	$—

At June 30, 2023 and December 31, 2022, we recorded total net unrealized losses on cash flow hedges in AOCI of $17.6 million and $20.1 million, respectively.

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

Gains (losses) recognized in income within mortgage banking operations on non-designated hedging instruments for the three and six months ended June 30, 2023 and 2022, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Mortgage loan commitments	$(210)	$1,889	$230	$(1,110)
Forward sales contracts	(221)	(2,287)	79	(1)
	$(431)	$(398)	$309	$(1,111)

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between the Bank and the dealer counterparties, the agreements contain a provision where if the Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required the Bank to maintain a specific capital level. If the Bank had breached any of these provisions at June 30, 2023 or December 31, 2022, it could have been required to settle its obligations under the agreements at the termination value. As of June 30, 2023 and December 31, 2022, the Company had no obligations to dealer counterparties related to these agreements. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $17.1 million and $22.2 million as of June 30, 2023 and December 31, 2022, respectively. The collateral posted included restricted cash of $14.1 million and $15.9 million as of June 30, 2023 and 2022, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable. In addition, some of interest rate swap derivatives between the Company and the dealer counterparties are cleared through central clearing houses. These clearing houses characterize the variation margin payments as settlements of the derivative’s market exposure and not as collateral. The variation margin is treated as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative liability. As of June 30, 2023 and December 31, 2022, the variation margin adjustment was a negative adjustment of $6.4 million and $8.7 million, respectively.

The following tables present additional information related to the Company’s derivative contracts, by type of financial instrument, as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$35,660	$(16,664)	$18,996	$—	$—	$18,996
	$35,660	$(16,664)	$18,996	$—	$—	$18,996

Derivative liabilities
Interest rate swaps	$59,880	$(23,103)	$36,777	$—	$(13,195)	$23,582
	$59,880	$(23,103)	$36,777	$—	$(13,195)	$23,582

	December 31, 2022
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$37,119	$(17,780)	$19,339	$—	$—	$19,339
	$37,119	$(17,780)	$19,339	$—	$—	$19,339

Derivative liabilities
Interest rate swaps	$63,634	$(26,484)	$37,150	$—	$(14,972)	$22,178
	$63,634	$(26,484)	$37,150	$—	$(14,972)	$22,178

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Banner is a bank holding company incorporated in the State of Washington, which wholly owns one subsidiary bank, Banner Bank. The Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of June 30, 2023, it had 137 branch offices and 18 loan production offices located in Washington, Oregon, California, Idaho and Utah.  Banner is subject to regulation by the Federal Reserve.  The Bank is subject to regulation by the Washington DFI and the FDIC.  As of June 30, 2023, we had total consolidated assets of $15.58 billion, total loans of $10.47 billion, total deposits of $13.10 billion and total shareholders’ equity of $1.54 billion.

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

Banner’s successful execution of its super community bank model and strategic initiatives have delivered solid core operating results and profitability over the last several years. Banner’s longer term strategic initiatives continue to focus on originating high quality assets and client acquisition, which we believe will continue to generate strong revenue while maintaining the Company’s moderate risk profile.

SEC regulations allow registrants to compare the results of the most recently completed quarter to the results of either the immediately preceding quarter or the corresponding quarter of the preceding year. Banner has elected to compare our results for the three months ended June 30, 2023 and March 31, 2023, where applicable, throughout this Management’s Discussion and Analysis.

Second Quarter 2023 Highlights
•Revenues decreased 7% to $150.9 million, compared to $162.6 million in the preceding quarter.
•Net interest income decreased 7% to $142.5 million in the second quarter of 2023, compared to $153.3 million in the preceding quarter.
•Net interest margin, on a tax equivalent basis, was 4.00%, compared to 4.30% in the preceding quarter.
•Mortgage banking revenues decreased 37% to $1.7 million, compared to $2.7 million in the preceding quarter.
•Return on average assets was 1.02%, compared to 1.44% in the preceding quarter.
•Net loans receivable increased 3% to $10.33 billion at June 30, 2023, compared to $10.02 billion at March 31, 2023.
•Non-performing assets increased to $28.7 million, or 0.18% of total assets, at June 30, 2023, compared to $27.1 million, or 0.17% of total assets at March 31, 2023.
•The allowance for credit losses - loans was $144.7 million, or 1.38% of total loans receivable, as of June 30, 2023, compared to $141.5 million, or 1.39% of total loans receivable, at March 31, 2023.
•Total deposits were $13.10 billion at June 30, 2023, compared to $13.15 billion at March 31, 2023.
•Core deposits (non-interest-bearing and interest-bearing transaction and savings accounts) decreased to $11.74 billion at June 30, 2023, compared to $12.20 billion at March 31, 2023. Core deposits represented 90% of total deposits at June 30, 2023.
•The Bank’s uninsured deposits were 31% of total deposits at June 30, 2023, compared to 33% at March 31, 2023.
•The Bank’s uninsured deposits excluding collateralized public deposits and affiliate deposits were 28% of total deposits at June 30, 2023, compared to 31% at March 31, 2023.
•Available borrowing capacity was $4.02 billion at June 30, 2023, compared to $4.25 billion at March 31, 2023.
•On balance sheet liquidity was $3.07 billion at June 30, 2023, compared to $3.40 billion at March 31, 2023.
•Dividends paid to shareholders were $0.48 per share in the quarter ended June 30, 2023.
•Common shareholders’ equity per share increased 1% to $44.91 at June 30, 2023, compared to $44.64 at the preceding quarter end.
•Tangible common shareholders’ equity per share* increased 1% to $33.83 at June 30, 2023, compared to $33.52 at the preceding quarter end.

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

	Quarters Ended			For the Six Months Ended June 30,
	Jun 30, 2023	Mar 31, 2023	Jun 30, 2022	2023	2022
ADJUSTED REVENUE
Net interest income (GAAP)	$142,518	$153,312	$129,011	$295,830	$247,665
Non-interest income (GAAP)	8,422	9,277	27,173	17,699	46,600
Total revenue (GAAP)	150,940	162,589	156,184	313,529	294,265
Exclude: Net loss (gain) on sale of securities	4,527	7,252	(32)	11,779	(467)
Net change in valuation of financial instruments carried at fair value	3,151	552	(69)	3,703	(118)
Gain on sale of branches	—	—	(7,804)	—	(7,804)
Adjusted Revenue (non-GAAP)	$158,618	$170,393	$148,279	$329,011	$285,876

	Quarters Ended			For the Six Months Ended June 30,
	Jun 30, 2023	Mar 31, 2023	Jun 30, 2022	2023	2022
ADJUSTED EARNINGS
Net income (GAAP)	$39,591	$55,555	$47,965	$95,146	$91,928
Exclude: Net loss (gain) on sale of securities	4,527	7,252	(32)	11,779	(467)
Net change in valuation of financial instruments carried at fair value	3,151	552	(69)	3,703	(118)
Gain on sale of branches	—	—	(7,804)	—	(7,804)
Banner Forward expenses	195	143	1,579	338	4,044
Loss on extinguishment of debt	—	—	—	—	793
Related net tax benefit	(1,890)	(1,907)	1,518	(3,797)	852
Total adjusted earnings (non-GAAP)	$45,574	$61,595	$43,157	$107,169	$89,228
Diluted earnings per share (GAAP)	$1.15	$1.61	$1.39	$2.76	$2.66
Diluted adjusted earnings per share (non-GAAP)	$1.32	$1.79	$1.25	$3.11	$2.58

	Quarters Ended			For the Six Months Ended June 30,
	Jun 30, 2023	Mar 31, 2023	Jun 30, 2022	2023	2022
ADJUSTED EFFICIENCY RATIO
Non-interest expense (GAAP)	$95,405	$94,621	$92,053	$190,026	$183,248
Exclude: Banner Forward expenses	(195)	(143)	(1,579)	(338)	(4,044)
CDI amortization	(991)	(1,050)	(1,425)	(2,041)	(2,849)
State and municipal tax expense	(1,229)	(1,300)	(1,004)	(2,529)	(2,166)
REO operations	(75)	277	121	202	200
Loss on extinguishment of debt	—	—	—	—	(793)
Adjusted non-interest expense (non-GAAP)	$92,915	$92,405	$88,166	$185,320	$173,596

Net interest income (GAAP)	$142,518	$153,312	$129,011	$295,830	$247,665
Non-interest income (GAAP)	8,422	9,277	27,173	17,699	46,600
Total revenue (GAAP)	150,940	162,589	156,184	313,529	294,265
Exclude: Net loss (gain) on sale of securities	4,527	7,252	(32)	11,779	(467)
Net change in valuation of financial instruments carried at fair value	3,151	552	(69)	3,703	(118)
Gain on sale of branches	—	—	(7,804)	—	(7,804)
Adjusted revenue (non-GAAP)	$158,618	$170,393	$148,279	$329,011	$285,876

Efficiency ratio (GAAP)	63.21%	58.20%	58.94%	60.61%	62.27%
Adjusted efficiency ratio (non-GAAP)	58.58%	54.23%	59.46%	56.33%	60.72%

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

TANGIBLE COMMON SHAREHOLDERS’ EQUITY TO TANGIBLE ASSETS
	June 30, 2023	December 31, 2022	June 30, 2022
Shareholders’ equity (GAAP)	$1,542,513	$1,456,432	$1,485,830
Exclude goodwill and other intangible assets, net	380,520	382,561	384,991
Tangible common shareholders’ equity (non-GAAP)	$1,161,993	$1,073,871	$1,100,839
Total assets (GAAP)	$15,584,736	$15,833,431	$16,385,197
Exclude goodwill and other intangible assets, net	380,520	382,561	384,991
Total tangible assets (non-GAAP)	$15,204,216	$15,450,870	$16,000,206
Common shareholders’ equity to total assets (GAAP)	9.90%	9.20%	9.07%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	7.64%	6.95%	6.88%

TANGIBLE COMMON SHAREHOLDERS’ EQUITY PER SHARE
Tangible common shareholders’ equity (non-GAAP)	$1,161,993	$1,073,871	$1,100,839
Common shares outstanding at end of period	34,344,627	34,194,018	34,191,330
Common shareholders’ equity (book value) per share (GAAP)	$44.91	$42.59	$43.46
Tangible common shareholders’ equity (tangible book value) per share (non-GAAP)	$33.83	$31.41	$32.20

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

Summary of Critical Accounting Estimates

Our critical accounting estimates are described in detail in the Critical Accounting Estimates section of the 2022 Form 10-K. The condensed consolidated financial statements are prepared in conformity with GAAP and follow general practices within the financial services industry, in which the Company operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements. As this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain estimates inherently have a greater reliance on the use of assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes that the allowance for credit losses, fair value, goodwill, income taxes and deferred tax assets and legal contingencies are important to the portrayal of the Company’s financial condition and results of operations and requires significant judgements and assumptions which are susceptible to significant changes based on the current environment. There have been no significant changes in our application of critical accounting estimates since December 31, 2022.

Comparison of Financial Condition at June 30, 2023 and December 31, 2022

General:  Total assets decreased $248.7 million to $15.58 billion at June 30, 2023, from $15.83 billion at December 31, 2022. The decrease was primarily due to $300.0 million of reverse repurchase agreements maturing as well as the sale of securities during 2023, partially offset by loan growth.

Loans and lending: Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans to total deposits ratio at a level designed to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. Our loan to deposit ratio typically ranges from 90% to 95%. Our loan to deposit ratio at June 30, 2023 was 80%. During the most recent quarters, our loan to deposit ratio has begun to trend upward as the unprecedented level of market liquidity begins to reduce. We offer a wide range of loan products to meet the demands of our clients. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Total loans receivable (gross loans less deferred fees and discounts and excluding loans held for sale) increased $325.7 million at June 30, 2023, compared to December 31, 2022, primarily reflecting increased one-to-four family residential, multifamily real estate, commercial business and multifamily construction. At June 30, 2023, our loans receivable totaled $10.47 billion compared to $10.15 billion at December 31, 2022.

The following table sets forth the composition of the Company’s loans receivable by type of loan as of the dates indicated (dollars in thousands):

				Percentage Change
	Jun 30, 2023	Dec 31, 2022	Jun 30, 2022	Year End	Prior Year Qtr.
Commercial real estate:
Owner-occupied	$894,876	$845,320	$845,184	5.9%	5.9%
Investment properties	1,558,176	1,589,975	1,628,105	(2.0)	(4.3)
Small balance CRE	1,172,825	1,200,251	1,191,903	(2.3)	(1.6)
Total Commercial real estate	3,625,877	3,635,546	3,665,192	(0.3)	(1.1)
Multifamily real estate	699,830	645,071	575,183	8.5	21.7
Construction, land and land development:
Commercial construction	183,765	184,876	193,984	(0.6)	(5.3)
Multifamily construction	433,868	325,816	256,952	33.2	68.9
One- to four-family construction	547,200	647,329	625,488	(15.5)	(12.5)
Land and land development	345,053	328,475	320,041	5.0	7.8
Total Construction, land and land development	1,509,886	1,486,496	1,396,465	1.6	8.1
Commercial business:
Commercial business	1,313,226	1,283,407	1,206,938	2.3	8.8
Small business scored	982,283	947,092	865,828	3.7	13.5
Total Commercial business	2,295,509	2,230,499	2,072,766	2.9	10.7
Agricultural business, including secured by farmland	310,120	295,077	283,415	5.1	9.4
One- to four-family residential	1,340,126	1,173,112	868,175	14.2	54.4
Consumer:
Consumer—home equity revolving lines of credit	577,725	566,291	506,524	2.0	14.1
Consumer—other	113,334	114,632	89,109	(1.1)	27.2
Total Consumer	691,059	680,923	595,633	1.5	16.0
Total loans receivable	$10,472,407	$10,146,724	$9,456,829	3.2%	10.7%

Our commercial real estate loans totaled $3.63 billion, or 35% of our loan portfolio, at June 30, 2023. In addition, multifamily real estate loans totaled $699.8 million and comprised 7% of our loan portfolio at June 30, 2023. Commercial real estate loans decreased by $9.7 million during the first six months of 2023, while multifamily real estate loans increased by $54.8 million.

Our construction, land and land development loans totaled $1.51 billion, or 14% of our loan portfolio at June 30, 2023, compared to $1.49 billion at December 31, 2022. The largest shifts in our construction, land and land development portfolio occurred in multifamily and one- to four-family construction loans. Multifamily construction loans increased $108.1 million, or 33%, to $433.9 million at June 30, 2023, compared December 31, 2022. Multifamily construction loans represented approximately 4% of our total loan portfolio at June 30, 2023 and is comprised of market rate multifamily and affordable housing projects. One- to four-family construction loans decreased $100.1 million, or 15%, to $547.2 million at June 30, 2023, compared to $647.3 million at December 31, 2022. One- to four-family construction loans represented approximately 5% of our total loan portfolio at June 30, 2023, and included speculative construction loans, as well as “all-in-one” construction loans made to owner occupants that convert to permanent loans upon completion of the homes that, depending on market conditions, may be subsequently sold into the secondary market.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  Our commercial and agricultural business loans increased $80.1 million, or 3%, to $2.61 billion at June 30, 2023, compared to $2.53 billion at December 31, 2022. Commercial and agricultural business loans represented approximately 25% of our loan portfolio at June 30, 2023. Our commercial business lending, to a lesser extent, includes participation in certain syndicated loans, including shared national credits, which totaled $276.8 million at June 30, 2023, compared to $234.1 million at December 31, 2022.

We are active originators of one- to four-family residential loans in most communities where we have established offices in Washington, Oregon, California, Idaho and Utah. Most of the one- to four-family residential loans we originate in normal market conditions are sold in secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking operations. Although our originations of loans held for sale have declined significantly, originations of portfolio one- to four-family residential loans have remained relatively strong despite increases in interest rates during 2023 and 2022. At June 30, 2023, one- to four-family residential loans retained in our portfolio increased $167.0 million, to $1.34 billion, compared to $1.17 billion at December 31, 2022. The increase in one- to four-family residential loans was primarily the result of a higher percentage of new production and one- to four-family construction loans converting to one- to four-family residential loans being held in portfolio. One- to four-family residential loans represented 13% of our loan portfolio at June 30, 2023.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit clients. At June 30, 2023, consumer loans, including home equity revolving lines of credit, increased $10.1 million to $691.1 million, compared to $680.9 million at December 31, 2022.

The following table shows the commitment amount for loan origination (excluding loans held for sale) activity for the three months ended June 30, 2023, March 31, 2023 and June 30, 2022, as well as the six months ended June 30, 2023 and June 30, 2022 (in thousands):

	Three Months Ended			Six Months Ended
	Jun 30, 2023	Mar 31, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Commercial real estate	$94,640	$75,768	$121,365	$170,408	$208,786
Multifamily real estate	3,441	35,520	2,959	38,961	24,128
Construction and land	488,980	247,842	643,832	736,822	1,189,307
Commercial business	128,404	131,826	245,997	260,230	518,510
Agricultural business	28,367	23,181	26,786	51,548	55,462
One-to four- family residential	52,618	34,265	126,963	86,883	182,784
Consumer	112,555	60,888	193,853	173,443	315,812
Total commitment amount for loan originations (excluding loans held for sale)	$909,005	$609,290	$1,361,755	$1,518,295	$2,494,789

Loans held for sale increased to $60.6 million at June 30, 2023, compared to $56.9 million at December 31, 2022, as originations exceeded sales of held-for-sale loans during the six months ended June 30, 2023. Originations of loans held for sale decreased to $110.4 million for the six months ended June 30, 2023, compared to $299.1 million for the same period last year, primarily due to decreased refinance activity as well as an overall decrease in purchase activity for one- to four-family residential mortgage and multifamily loans due to the increase in interest rates during the current year. The volume of one- to four-family residential mortgage loans sold was $103.1 million during the six months ended June 30, 2023, compared to $299.0 million in the same period a year ago. During the six months ended June 30, 2023, we sold $7.6 million of multifamily loans, compared to $15.8 million for the same period a year ago. Loans held for sale included $42.1 million and $49.5 million of multifamily loans at June 30, 2023 and December 31, 2022, respectively, with the remaining balance in one- to four-family residential mortgage loans.

The following table presents loans by geographic concentration at June 30, 2023, December 31, 2022 and June 30, 2022 (dollars in thousands):

	Jun 30, 2023		Dec 31, 2022	Jun 30, 2022	Percentage Change
	Amount	Percentage	Amount	Amount	Year End	Prior Year Qtr.
Washington	$4,945,074	47.2%	$4,777,546	$4,436,092	3.5%	11.5%
California	2,537,121	24.2	2,484,980	2,227,532	2.1	13.9
Oregon	1,913,929	18.3	1,826,743	1,699,238	4.8	12.6
Idaho	595,065	5.7	565,586	562,464	5.2	5.8
Utah	62,720	0.6	75,967	94,508	(17.4)	(33.6)
Other	418,498	4.0	415,902	436,995	0.6	(4.2)
Total loans receivable	$10,472,407	100.0%	$10,146,724	$9,456,829	3.2%	10.7%

Investment Securities: Total securities decreased $345.1 million to $3.59 billion at June 30, 2023, from $3.94 billion at December 31, 2022, primarily due to the sale of securities as well as normal portfolio cash flows. Securities sales, paydowns and maturities exceeded purchases during the six-month period ended June 30, 2023. Purchases during the six months ended June 30, 2023, consisted primarily of state and local government obligations and agency commercial mortgage-backed securities. The average effective duration of the Company’s securities portfolio was 6.8 years at June 30, 2023, compared to 6.5 years at December 31, 2022. Net fair value adjustments to the portfolio of securities held for trading, which were included in net income, decreased $3.0 million in the six months ended June 30, 2023. In addition, fair value adjustments for securities designated as available-for-sale increased $4.7 million for the six months ended June 30, 2023, which was included, net of the associated tax expense of $1.1 million, as a component of other comprehensive income, and largely occurred as a result of decreases in market interest rates during the six months ended June 30, 2023. In addition, we recorded a $2.0 million provision for credit losses on the available for sale securities portfolio related to an investment in subordinated debt. The Company held no securities purchased under resell agreements at June 30, 2023, compared to $300.0 million at December 31, 2022. The decrease in securities purchased under resell agreements was due to $300.0 million of reverse repurchase agreements maturing during the six months ended June 30, 2023.

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

The following table sets forth the Company’s deposits by type of deposit account as of the dates indicated (dollars in thousands):

				Percentage Change
	Jun 30, 2023	Dec 31, 2022	Jun 30, 2022	Year End	Prior Year Qtr.
Non-interest-bearing	$5,369,187	$6,176,998	$6,388,815	(13.1)%	(16.0)%
Interest-bearing checking	1,908,402	1,811,153	1,859,582	5.4	2.6
Regular savings accounts	2,588,298	2,710,090	2,801,177	(4.5)	(7.6)
Money market accounts	1,876,569	2,198,288	2,406,678	(14.6)	(22.0)
Interest-bearing transaction & savings accounts	6,373,269	6,719,531	7,067,437	(5.2)	(9.8)
Total core deposits	11,742,456	12,896,529	13,456,252	(8.9)	(12.7)
Interest-bearing certificates	1,356,600	723,530	756,312	87.5	79.4
Total deposits	$13,099,056	$13,620,059	$14,212,564	(3.8)%	(7.8)%

Total deposits decreased $521.0 million compared to December 31, 2022, with core deposits decreasing $1.15 billion, partially offset by a $633.1 million increase in certificates of deposit. The decline in deposits during the first six months of 2023 was primarily due to interest rate sensitive clients moving a portion of their non-operating deposit balances to higher yielding investments, as well as seasonal customer deposit outflows. Certificates of deposit increased 87% at June 30, 2023, compared to December 31, 2022, reflecting increasing rates attracting customers to these deposit types and a $203.6 million increase in brokered deposits. We had $203.6 million of brokered deposits at June 30, 2023, compared to none at December 31, 2022. Core deposits represented 90% and 95% of total deposits at June 30, 2023 and December 31, 2022, respectively.

The Bank’s uninsured deposits were $4.06 billion or 31% of total deposits at June 30, 2023, compared to $4.84 billion or 35% of total deposits at December 31, 2022. The uninsured deposit calculation includes $309.7 million and $304.2 million of collateralized public deposits at June 30, 2023 and December 31, 2022, respectively. Uninsured deposits also includes cash held by the Company of $95.0 million and $77.2 million at June 30, 2023 and December 31, 2022, respectively. The Bank’s uninsured deposits, excluding collateralized public deposits and cash held at the holding company, were 28% of total deposits at June 30, 2023, compared to 33% of total deposits at December 31, 2022.

The following table sets forth the number and average account balance of the Company’s deposit accounts as of the dates indicated (dollars in thousands):

	Jun 30, 2023	Dec 31, 2022	Jun 30, 2022
Number of deposit accounts	467,490	471,140	495,249
Average account balance per account	$28	$29	$29

The following table presents deposits by geographic concentration at June 30, 2023, December 31, 2022 and June 30, 2022 (dollars in thousands):

	Jun 30, 2023		Dec 31, 2022	Jun 30, 2022	Percentage Change
	Amount	Percentage	Amount	Amount	Year End	Prior Year Qtr.
Washington	$7,255,731	55.5%	$7,563,056	$7,820,321	(4.1)%	(7.2)%
Oregon	2,914,267	22.2	2,998,572	3,123,110	(2.8)	(6.7)
California	2,257,247	17.2	2,331,524	2,520,493	(3.2)	(10.4)
Idaho	671,811	5.1	726,907	748,640	(7.6)	(10.3)
Total deposits	$13,099,056	100.0%	$13,620,059	$14,212,564	(3.8)%	(7.8)%

Borrowings: We had $270.0 million of FHLB advances at June 30, 2023, compared to $50.0 million at December 31, 2022. Other borrowings, consisting of retail repurchase agreements primarily related to client cash management accounts, decreased $39.8 million, or 17%, to $193.0 million at June 30, 2023, compared to $232.8 million at December 31, 2022. Junior subordinated debentures totaled $67.2 million at June 30, 2023, compared to $74.9 million at December 31, 2022. Subordinated notes, net of issuance costs were $92.6 million at June 30, 2023, compared to $98.9 million at December 31, 2022. The decrease in subordinated notes was primarily due to Banner Bank’s purchase of $6.5 million of Banner’s subordinated debt during the second quarter of 2023.

Shareholders’ Equity: Total shareholders’ equity increased $86.1 million to $1.54 billion at June 30, 2023, as compared to $1.46 billion at December 31, 2022. The increase in shareholders’ equity was primarily due to a $61.8 million increase in retained earnings, as a result of $95.1 million in net income partially offset by the accrual of cash dividends during the six months ended June 30, 2023, and a $23.3 million increase in AOCI, primarily due to a decrease in the unrealized loss on the security portfolio. There were no shares of common stock repurchased during the six months ended June 30, 2023. Tangible common shareholders’ equity, which excludes goodwill and other intangible assets, increased $88.1 million to $1.16 billion, or 7.64% of tangible assets at June 30, 2023, compared to $1.07 billion, or 6.95% of tangible assets at December 31, 2022.

Comparison of Results of Operations for the Three Months Ended June 30, 2023, and March 31, 2023, and the Six Months Ended June 30, 2023 and 2022

For the quarter ended June 30, 2023, net income was $39.6 million, or $1.15 per diluted share, compared to $55.6 million, or $1.61 per diluted share, for the preceding quarter. For the six months ended June 30, 2023, our net income was $95.1 million, or $2.76 per diluted share, compared to net income of $91.9 million, or $2.66 per diluted share for the same period a year earlier. The decrease in net income for the current quarter was primarily due to decreased net interest income as a result of an increase in funding costs and an increase in the provision for credit losses. Our net income for the six months ended June 30, 2023, included increased net interest income, partially offset by a decrease in non-interest income and increases in the provision for credit losses and non-interest expense. The increased net interest income for the current six months is due to increased interest-earning assets, offset by higher interest expense, compared to the same period a year ago.

Net interest margin for the current quarter was impacted by an increase in funding costs due to an increase in higher cost certificates of deposit and the lag effect of prior market rate increases on current period deposit costs, partially offset by increased yields on loans due to the rising interest rates during the quarter. The increased funding costs resulted in decreased total revenue for the quarter ended June 30, 2023, compared to the preceding quarter. Rising market interest rates during the current and previous year resulted in yields on loans and investment securities increasing at a faster pace than our funding costs for the six months ended June 30, 2023, compared to the same period a year ago. The increase in the yields on loans and investment securities, partially offset by increased funding costs during the period improved our net interest margin for the six months ended June 30, 2023, compared to the same period a year earlier. Total revenue increased during the six months ended June 30, 2023, compared to the same period a year earlier due to increased interest income, partially offset by increased funding costs and the net loss on the sale of securities recorded during the current period.

We recorded a $6.8 million provision for credit losses for the quarter ended June 30, 2023, compared to a $524,000 recapture of provision for credit losses in the prior quarter. The provision for credit losses for the current quarter primarily reflects increased loan balances and unfunded loan commitments, a deterioration in forecasted economic conditions, and rating downgrades on bank subordinated debt investments. The recapture of provision for credit losses for the preceding quarter primarily reflected a decrease in unfunded construction loan commitments, which was partially offset by higher net loan charge-offs during the preceding quarter. Banner recorded a $6.2 million provision for credit losses for the six months ended June 30, 2023, compared to a $2.4 million recapture of provision for credit losses for the same period a year ago. The provision for credit losses for the six months ended June 30, 2023, reflects growth in loan balances, a deterioration in forecasted economic conditions and rating downgrades on bank subordinated debt investments.

Non-interest expenses increased in the quarter ended June 30, 2023, compared to the prior quarter and increased during the six months ended June 30, 2023, compared to the same period a year ago. The increase in non-interest expense for the current quarter compared to the prior quarter primarily reflects increases in salary and employee benefits and deposit insurance, partially offset by an increase in the capitalized loan origination costs. The six month year-over-year increase in non-interest expense primarily reflects an increase in salary and employee benefits, a decrease in capitalized loan origination costs, and increases in information and computer data services and deposit insurance, partially offset by decreases in occupancy and equipment, payment and card processing services, and amortization of core deposit intangibles.

OPERATING DATA:	Quarters Ended			Six months ended
(In thousands)	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest income	$171,809	$166,961	$133,001	$338,770	$255,892
Interest expense	29,291	13,649	3,990	42,940	8,227
Net interest income	142,518	153,312	129,011	295,830	247,665
Provision (recapture) for credit losses	6,764	(524)	4,534	6,240	(2,427)
Net interest income after provision (recapture) for credit losses	135,754	153,836	124,477	289,590	250,092
Deposit fees and other service charges	10,600	10,562	11,000	21,162	22,189
Mortgage banking operations	1,686	2,691	3,978	4,377	8,418
Net (loss) gain on sale of securities	(4,527)	(7,252)	32	(11,779)	467
Net change in valuation of financial instruments carried at fair value	(3,151)	(552)	69	(3,703)	118
All other non-interest income	3,814	3,828	12,094	7,642	15,408
Total non-interest income	8,422	9,277	27,173	17,699	46,600
Salary and employee benefits	61,972	61,389	60,832	123,361	120,318
All other non-interest expenses	33,433	33,232	31,221	66,665	62,930
Total non-interest expense	95,405	94,621	92,053	190,026	183,248
Income before provision for income tax expense	48,771	68,492	59,597	117,263	113,444
Provision for income tax expense	9,180	12,937	11,632	22,117	21,516
Net income	$39,591	$55,555	$47,965	$95,146	$91,928

PER COMMON SHARE DATA:	Quarters Ended			Six months ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income:
Basic	$1.15	$1.62	$1.40	$2.77	$2.68
Diluted	1.15	1.61	1.39	2.76	2.66

Net Interest Income. Net interest income decreased by $10.8 million, or 7%, for the quarter ended June 30, 2023, compared to the preceding quarter. The decrease in net interest income was primarily due to increases in the cost of funding liabilities, partially offset by increases in the average yields on loans and investment securities.

The net interest margin on a tax equivalent basis decreased 30 basis points to 4.00% for the quarter ended June 30, 2023, compared to a net interest margin on a tax equivalent basis of 4.30% for the preceding quarter, reflecting a 46 basis-point increase in the cost of funding liabilities, partially offset by a 12 basis-point increase in the average yields on interest-earning assets during the current quarter. Since March 2022, in response to inflation, the Federal Open Market Committee of the Federal Reserve System has increased the target range for the federal funds rate by 500 basis points, including 25 basis points during the second quarter of 2023, to a range of 5.00% to 5.25%. The increase in average yields on interest-earning assets reflects the benefit of variable rate interest-earning assets repricing higher, as well as new loans being originated at higher interest rates. The increase in the overall cost of funding liabilities compared to the previous quarter was primarily due to the increase in the costs of deposits which was due to an increase in higher cost certificates of deposit and the lag effect of prior market rate increases on current period deposit costs.

Net interest income increased by $48.2 million, or 19%, to $295.8 million for the six months ended June 30, 2023, compared to $247.7 million for the same period one year earlier, primarily due to an increase in the average yields on interest-earning assets, partially offset by increased funding costs. The higher average yield on interest-earning assets compared to same period a year ago is primarily the result of rising interest rates. The net interest margin on a tax equivalent basis increased to 4.15% for the six months ended June 30, 2023, compared to 3.31% for the same period in the prior year.

Interest Income. Interest income for the quarter ended June 30, 2023 was $171.8 million, compared to $167.0 million for the preceding quarter.  The increase in interest income during the current quarter compared to the prior quarter occurred primarily as a result of average yields on total interest-earning assets increasing 12 basis points, partially offset by the average balance of interest-earning assets decreasing $141.9 million. The increased yield on interest-earning assets primarily reflects increases in the average yields on loans.

Interest income on loans increased by $7.6 million for the current quarter from the preceding quarter. The increased interest income on loans was due to the average loan yields increasing to 5.51% for the quarter ended June 30, 2023, from 5.38% in the preceding quarter, reflecting the impact of rising interest rates. Average loans receivable for the quarter ended June 30, 2023 increased 2%, compared to the preceding quarter, primarily reflecting the increase in one- to four-family loans.

The combined average balance of mortgage-backed securities, other investment securities, equity securities, interest-bearing deposits and FHLB stock (total investment securities or combined portfolio) decreased to $4.21 billion for the quarter ended June 30, 2023 (excluding the effect of fair value adjustments), compared to $4.57 billion for the preceding quarter. The interest and dividend income from those investments decreased by $2.7 million compared to the preceding quarter. The average yield on the combined portfolio decreased to 3.05% for the quarter ended June 30, 2023, from 3.10% in the preceding quarter. The decrease in the average yield for the current quarter compared to the preceding quarter reflects higher yielding reverse repurchase agreements maturing during the current and previous quarters.

Interest income for the six months ended June 30, 2023 was $338.8 million, compared to $255.9 million for the same period in the prior year, an increase of $82.9 million. The results between the periods primarily reflect an increase in the average yield on interest-earning assets, mostly due to rising interest rates, partially offset by lower average balance of interest-earning assets.

Interest Expense. Interest expense for the quarter ended June 30, 2023 increased $15.6 million, or 115%, compared to the prior preceding quarter. The increase in interest expense occurred as a result of a 46 basis-point increase in the average cost of all funding liabilities to 0.86%, partially offset by the average balance of funding liabilities decreasing $156.9 million. The decrease in the average balance of funding liabilities reflects decreases in non-interest-bearing deposits and interest-bearing transaction and savings accounts, partially offset by higher average balances of certificates of deposit and FHLB advances.

Interest expense for the six months ended June 30, 2023 was $42.9 million, compared to $8.2 million for the same period in the prior year. The increase in interest expense occurred as a result of a 52 basis-point increase in the average cost of all funding liabilities to 0.63% for the six months ended June 30, 2023, compared to 0.11% for the same period in the prior year, partially offset by a $1.12 billion, or 7%, decrease in average funding liabilities.  The decrease in the average balance of funding liabilities reflects decreases in non-interest-bearing deposits and interest-bearing transaction and savings accounts, partially offset by higher average balances of certificates of deposit and FHLB advances.

Deposit interest expense for the quarter ended June 30, 2023 increased $11.3 million, or 122%, compared to the preceding quarter, primarily as a result of an increase in the average rate paid on interest-bearing deposits. The cost of interest-bearing deposits increased by 59 basis points to 1.10% for the quarter ended June 30, 2023, compared to 0.51% in the preceding quarter. The average rate paid on total deposits was 0.64% for the quarter ended June 30, 2023, compared to 0.28% in the preceding quarter. Average deposit balances decreased to $12.94 billion for the quarter ended June 30, 2023, from $13.33 billion for the preceding quarter. The increase in the average costs of deposits was due an increase in higher cost certificates of deposits, including brokered deposits, and the lag effect of prior market rate increases on current period deposit costs.

Deposit interest expense for the six months ended June 30, 2023 increased $25.7 million to $29.8 million, compared to $4.1 million for the same period in the prior year. Average deposit balances decreased to $13.13 billion for the six months ended June 30, 2023, from $14.43 billion for the same period a year earlier, while the average rate paid on deposits increased to 0.46% for the six months ended June 30, 2023 from 0.06% for the same period in the prior year. The average cost of interest-bearing deposits increased by 71 basis points to 0.81% for the six months ended June 30, 2023, compared to 0.10% in the same period a year earlier. The increase in the average cost of interest-bearing deposits was primarily the result of a 162 basis-point increase in the cost of certificates of deposit along with a $165.4 million increase in the average balance of certificates of deposit.

Interest expense on total borrowings for the quarter ended June 30, 2023 increased to $8.8 million from $4.4 million for the preceding quarter, primarily due to an increase in the average rate paid and average balance of total borrowings. The average rate paid on total borrowings for the quarter ended June 30, 2023 increased to 4.60% from 3.41% for the preceding quarter. Average total borrowings were $763.9 million for the quarter ended June 30, 2023, compared to $524.6 million for the preceding quarter. The increase in average total borrowings was largely due to a $284.7 million increase in the average balance of FHLB advances, partially offset by a $41.4 million decrease in the average balance of other borrowings.

Interest expense on total borrowings for the six months ended June 30, 2023 increased to $13.2 million from $4.1 million for the same period a year earlier. Average total borrowings were $645.9 million for the six months ended June 30, 2023, compared to $470.6 million for the same period a year earlier. The increase was primarily due to a $228.1 million increase in the average balance of FHLB advances, partially offset by a $50.4 million decrease in the average balance of other borrowings. The average rate paid on total borrowings for the six months ended June 30, 2023 increased to 4.11% from 1.77% for the same period a year earlier.

Analysis of Net Interest Spread. The following tables present for the periods indicated our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities with additional comparative data on our operating performance (dollars in thousands):

ANALYSIS OF NET INTEREST SPREAD	Quarters Ended
(rates / ratios annualized)	Jun 30, 2023			Mar 31, 2023
(dollars in thousands)	Average Balance	Interest and Dividends(3)	Yield / Cost(3)	Average Balance	Interest and Dividends(3)	Yield / Cost(3)
Interest-earning assets:
Held for sale loans	$56,073	$738	5.28%	$52,657	$671	5.17%
Mortgage loans	8,413,392	112,097	5.34	8,267,386	106,900	5.24
Commercial/agricultural loans	1,763,264	27,616	6.28	1,702,553	25,176	6.00
SBA PPP loans	5,247	67	5.12	6,792	50	2.99
Consumer and other loans	138,902	2,137	6.17	137,096	2,115	6.26
Total loans(1)	10,376,878	142,655	5.51	10,166,484	134,912	5.38
Mortgage-backed securities	2,958,700	18,429	2.50	3,093,860	19,123	2.51
Other securities	1,184,503	12,932	4.38	1,404,355	15,095	4.36
Interest-bearing deposits with banks	44,922	557	4.97	53,584	608	4.60
FHLB stock	25,611	157	2.46	14,236	90	2.56
Total investment securities	4,213,736	32,075	3.05	4,566,035	34,916	3.10
Total interest-earning assets	14,590,614	174,730	4.80	14,732,519	169,828	4.68
Non-interest-earning assets	939,100			921,217
Total assets	$15,529,714			$15,653,736
Deposits:
Interest-bearing checking accounts	$1,870,605	2,331	0.50	$1,779,664	906	0.21
Savings accounts	2,536,713	4,895	0.77	2,615,173	1,884	0.29
Money market accounts	1,957,553	6,007	1.23	2,167,138	3,799	0.71
Certificates of deposit	1,126,647	7,306	2.60	810,821	2,655	1.33
Total interest-bearing deposits	7,491,518	20,539	1.10	7,372,796	9,244	0.51
Non-interest-bearing deposits	5,445,960	—	—	5,960,791	—	—
Total deposits	12,937,478	20,539	0.64	13,333,587	9,244	0.28
Other interest-bearing liabilities:
FHLB advances	390,705	5,157	5.29	105,984	1,264	4.84
Other borrowings	188,060	771	1.64	229,459	381	0.67
Junior subordinated debentures and subordinated notes	185,096	2,824	6.12	189,178	2,760	5.92
Total borrowings	763,861	8,752	4.60	524,621	4,405	3.41
Total funding liabilities	13,701,339	29,291	0.86	13,858,208	13,649	0.40
Other non-interest-bearing liabilities(2)	279,232			293,205
Total liabilities	13,980,571			14,151,413
Shareholders’ equity	1,549,143			1,502,323
Total liabilities and shareholders’ equity	$15,529,714			$15,653,736
Net interest income/rate spread (tax equivalent)		$145,439	3.94%		$156,179	4.28%
Net interest margin (tax equivalent)			4.00%			4.30%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(2,921)			(2,867)
Net interest income and margin, as reported		$142,518	3.92%		$153,312	4.22%
Additional Key Financial Ratios:
Return on average assets			1.02%			1.44%
Return on average equity			10.25			15.00
Average equity/average assets			9.98			9.60
Average interest-earning assets/average interest-bearing liabilities			176.74			186.55
Average interest-earning assets/average funding liabilities			106.49			106.31
Non-interest income/average assets			0.22			0.24
Non-interest expense/average assets			2.46			2.45
Efficiency ratio(4)			63.21			58.20
Adjusted efficiency ratio(5)			58.58			54.23
(1)Average balances include loans accounted for on a nonaccrual basis and accruing loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $1.8 million and $1.7 million for the three months ended June 30, 2023 and March 31, 2023, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.1 million and $1.2 million for the three months ended June 30, 2023 and March 31, 2023, respectively.
(4)Non-interest expense divided by the total of net interest income and non-interest income.
(5)Adjusted non-interest expense divided by adjusted revenue. Represent non-GAAP financial measures. See, non-GAAP financial measure reconciliations presented above following Second Quarter 2023 Highlights.

	Six months ended June 30, 2023			Six months ended June 30, 2022
	Average Balance	Interest and Dividends (3)	Yield/ Cost (3)	Average Balance	Interest and Dividends (3)	Yield/ Cost (3)
Interest-earning assets:
Held for sale loans	$54,375	$1,409	5.23%	$103,508	$1,770	3.45%
Mortgage loans	8,340,792	218,997	5.29	7,453,483	166,440	4.50
Commercial/agricultural loans	1,733,075	52,792	6.14	1,526,345	32,164	4.25
SBA PPP loans	6,016	117	3.92	67,111	3,840	11.54
Consumer and other loans	138,004	4,252	6.21	116,525	3,383	5.85
Total loans(1)(3)	10,272,262	277,567	5.45	9,266,972	207,597	4.52
Mortgage-backed securities	3,025,907	37,552	2.50	3,073,630	31,200	2.05
Other securities	1,294,743	28,027	4.37	1,600,164	18,755	2.36
Interest-bearing deposits with banks	49,229	1,165	4.77	1,435,629	3,101	0.44
FHLB stock	19,955	247	2.50	10,873	206	3.82
Total investment securities (3)	4,389,834	66,991	3.08	6,120,296	53,262	1.75
Total interest-earning assets	14,662,096	344,558	4.74	15,387,268	260,859	3.42
Non-interest-earning assets	930,208			1,327,169
Total assets	$15,592,304			$16,714,437
Deposits:
Interest-bearing checking accounts	$1,825,386	3,237	0.36	$1,941,766	562	0.06
Savings accounts	2,575,726	6,779	0.53	2,829,098	706	0.05
Money market accounts	2,061,767	9,806	0.96	2,411,152	1,037	0.09
Certificates of deposit	969,607	9,961	2.07	804,167	1,789	0.45
Total interest-bearing deposits	7,432,486	29,783	0.81	7,986,183	4,094	0.10
Non-interest-bearing deposits	5,701,953	—	—	6,438,885	—	—
Total deposits	13,134,439	29,783	0.46	14,425,068	4,094	0.06
Other interest-bearing liabilities:
FHLB advances	249,131	6,421	5.20	20,994	291	2.80
Other borrowings	208,645	1,152	1.11	259,078	164	0.13
Junior subordinated debentures and subordinated notes	188,142	5,584	5.99	190,573	3,678	3.89
Total borrowings	645,918	13,157	4.11	470,645	4,133	1.77
Total funding liabilities	13,780,357	42,940	0.63	14,895,713	8,227	0.11
Other non-interest-bearing liabilities (2)	286,084			232,853
Total liabilities	14,066,441			15,128,566
Shareholders’ equity	1,525,863			1,585,871
Total liabilities and shareholders’ equity	$15,592,304			$16,714,437
Net interest income/rate spread (tax equivalent)		$301,618	4.11%		$252,632	3.31%
Net interest margin (tax equivalent)			4.15%			3.31%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(5,788)			(4,967)
Net interest income and margin		$295,830	4.07%		$247,665	3.25%
Additional Key Financial Ratios:
Return on average assets			1.23%			1.11%
Return on average equity			12.57			11.69
Average equity / average assets			9.79			9.49
Average interest-earning assets / average interest-bearing liabilities			181.50			181.95
Average interest-earning assets / average funding liabilities			106.40			103.30
Non-interest income / average assets			0.23			0.56
Non-interest expense / average assets			2.46			2.21
Efficiency ratio (4)			60.61			62.27
Adjusted efficiency ratio (5)			56.33			60.72
(1)Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $3.5 million and $2.7 million for the six months ended June 30, 2023 and 2022, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $2.3 million and $2.2 million for the six months ended June 30, 2023 and 2022, respectively.
(4)Non-interest expense divided by the total of net interest income and non-interest income.
(5)Adjusted non-interest expense divided by adjusted revenue. Represent non-GAAP financial measures. See, non-GAAP financial measure reconciliations presented above following Second Quarter 2023 Highlights.

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

	Quarters Ended			Six Months Ended
CHANGE IN THE ALLOWANCE FOR CREDIT LOSSES - LOANS	Jun 30, 2023	Mar 31, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022

Balance, beginning of period	$141,457	$141,465	$125,471	$141,465	$132,099
Provision (recapture) for credit losses – loans	3,559	774	3,144	4,333	(4,232)
Recoveries of loans previously charged off:
Commercial real estate	74	184	129	258	216
Construction and land	—	—	—	—	384
One- to four-family residential	36	117	98	153	138
Commercial business	524	119	234	643	383
Agricultural business, including secured by farmland	2	109	14	111	132
Consumer	117	169	112	286	328
	753	698	587	1,451	1,581
Loans charged off:
Commercial real estate	—	—	—	—	(2)
Construction and land	(156)	—	—	(156)	(5)
One- to four-family residential	(4)	(30)	—	(34)	—
Commercial business	(566)	(1,158)	(248)	(1,724)	(330)
Consumer	(363)	(292)	(252)	(655)	(409)
	(1,089)	(1,480)	(500)	(2,569)	(746)
Net (charge-offs) recoveries	(336)	(782)	87	(1,118)	835
Balance, end of period	$144,680	$141,457	$128,702	$144,680	$128,702
Net (charge-offs) recoveries / Average loans receivable	(0.003)%	(0.008)%	0.001%	(0.011)%	0.009%
Allowance for credit losses - loans as a percentage of total loans	1.38%	1.39%	1.36%	1.38%	1.36%
The provision for credit losses - loans reflects the amount required to maintain the allowance for credit losses - loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. During the quarter ended June 30, 2023, we recorded a provision for credit losses - loans of $3.6 million, compared to a provision for credit losses - loans of $774,000 during the prior quarter. The provision for credit losses - loans for the current quarter primarily reflects increased loan balances and a deterioration in forecasted economic conditions. The provision for credit losses – loans for the preceding quarter was recorded to offset the loan charge-offs during the first quarter of 2023 and provided allowance for the nominal increase in loan balances during the preceding quarter. Future assessments of the expected credit losses will not only be impacted by changes in the composition of and amount of loans and to the reasonable and supportable forecast, but will also include an updated assessment of qualitative factors, as well as consideration of any required changes in the reasonable and supportable forecast reversion period.

Net loan charge-offs were $336,000 for the quarter ended June 30, 2023, compared to net loan charge-offs of $782,000 in the preceding quarter. The allowance for credit losses - loans as a percentage of total loans (loans receivable excluding allowance for credit losses - loans) was 1.38% at June 30, 2023, as compared to 1.39% at March 31, 2023.

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

	Quarters Ended			Six Months Ended
CHANGE IN THE ALLOWANCE FOR CREDIT LOSSES - UNFUNDED LOAN COMMITMENTS	Jun 30, 2023	Mar 31, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Balance, beginning of period	$13,443	$14,721	$12,860	$14,721	$12,432
Provision (recapture) for credit losses - unfunded loan commitments	1,221	(1,278)	1,386	(57)	1,814
Balance, end of period	$14,664	$13,443	$14,246	$14,664	$14,246

The increase in the allowance for credit losses - unfunded loan commitments reflects an increase in the balance of unfunded loan commitments as of June 30, 2023 in addition to changes in forecasted economic factors.

Non-interest Income. The following table presents the key components of non-interest income for the three months ended June 30, 2023 and March 31, 2023 (dollars in thousands):

	Quarters Ended				Six months ended June 30,
	Jun 30, 2023	Mar 31, 2023	Change Amount	Change Percent	2023	2022	Change Amount	Change Percent
Deposit fees and other service charges	$10,600	$10,562	$38	0.4%	$21,162	$22,189	$(1,027)	(4.6)%
Mortgage banking operations	1,686	2,691	(1,005)	(37.3)	4,377	8,418	(4,041)	(48.0)
Bank owned life insurance	2,386	2,188	198	9.0	4,574	3,870	704	18.2
Miscellaneous	1,428	1,640	(212)	(12.9)	3,068	3,734	(666)	(17.8)
	16,100	17,081	(981)	(5.7)	33,181	38,211	(5,030)	(13.2)
Net (loss) gain on sale of securities	(4,527)	(7,252)	2,725	(37.6)	(11,779)	467	(12,246)	nm
Net change in valuation of financial instruments carried at fair value	(3,151)	(552)	(2,599)	470.8	(3,703)	118	(3,821)	nm
Gain on sale of branches, including related deposits	—	—	—	nm	—	7,804	(7,804)	(100.0)
Total non-interest income	$8,422	$9,277	$(855)	(9.2)%	$17,699	$46,600	$(28,901)	(62.0)%

Non-interest income was $8.4 million for the quarter ended June 30, 2023, compared to $9.3 million for the preceding quarter, and was $17.7 million for the six months ended June 30, 2023, compared to $46.6 million for the same period a year earlier. The decrease in non-interest income during the current quarter compared to the prior quarter was primarily due to the increased negative change in the valuation of financial instruments and a decrease in mortgage banking revenues, partially offset by a decrease in the net loss on the sale of securities. The decrease in non-interest income for the six months ended June 30, 2023, compared to the same period a year earlier was primarily due to an increase in the net loss recorded during the current period on the sale of securities, the recognition of a net loss for fair value adjustments on financial instruments carried at fair value, decreases in revenues from mortgage banking operations and deposit fees and other service charges and a gain on sale of branches recognized during the six months ended June 30, 2022.

Deposit fees and other service charges were flat for the quarter ended June 30, 2023, compared to the preceding quarter. Deposit fees and other service charges decreased by $1.0 million, or 5%, for the six months ended June 30, 2023, compared to the same period a year earlier, primarily as a result of increased deposit transaction activity during the six months ended June 30, 2022.

Revenues from mortgage banking operations, including gains on one- to four-family and multifamily loan sales and loan servicing fees, decreased $1.0 million for the quarter ended June 30, 2023, compared to the preceding quarter, and decreased $4.0 million for the six months ended June 30, 2023, compared to the same period a year earlier. Gains on sales of one- to four-family loans resulted in income of $1.5 million and $2.7 million for the quarter and six months ended June 30, 2023, respectively, compared to $1.2 million in the preceding quarter, and $7.8 million for the six months ended June 30, 2022. Home purchase activity accounted for 93% of one- to four-family mortgage loan originations in the second quarter of 2023, compared to 88% in the preceding quarter. Mortgage banking operations included a $757,000 lower of cost or market downward adjustment on multifamily held for sale loans for the quarter ended June 30, 2023, due to increases in market interest rates during the second quarter of 2023. There were no multifamily loans sold during the quarter ended June 30, 2023. This compares to a $295,000 lower of cost or market upward adjustment recorded during the preceding quarter due to decreases in market interest rates during the first quarter as well as $87,000 of gain recognized on the sale of multifamily loans. Mortgage banking revenue included a $463,000 lower of cost or market downward adjustment on multifamily held for sale loans for the six months ended June 30, 2023, due to increases in market interest rates during the first six months of 2023, as well as $87,000 of gain recognized on the sale of multifamily loans. This compares to a $1.1 million lower of cost or market downward adjustment recorded during the six months ended June 30, 2022, due to increases in market interest rates, as well as $340,000 of gain recognized on the sale of multifamily loans.

The net loss on sale of securities in the three and six months ended June 30, 2023 reflect strategic sales of securities to minimize the impact of increasing rates on our securities portfolio. The net loss for fair value adjustments for changes in the valuation of financial instruments carried at fair value were due to declines in the current market valuation of investment securities held for trading and limited partnership investments.

Non-interest Expense.  The following table represents key elements of non-interest expense for the three months ended June 30, 2023 and March 31, 2023 (dollars in thousands):

	Quarters Ended				Six months ended June 30,
	Jun 30, 2023	Mar 31, 2023	Change Amount	Change Percent	2023	2022	Change Amount	Change Percent
Salary and employee benefits	$61,972	$61,389	$583	0.9%	$123,361	$120,318	$3,043	2.5%
Less capitalized loan origination costs	(4,457)	(3,431)	(1,026)	29.9	(7,888)	(13,452)	5,564	(41.4)
Occupancy and equipment	11,994	11,970	24	0.2	23,964	26,504	(2,540)	(9.6)
Information and computer data services	7,082	7,147	(65)	(0.9)	14,229	12,648	1,581	12.5
Payment and card processing services	4,669	4,618	51	1.1	9,287	10,578	(1,291)	(12.2)
Professional and legal expenses	2,400	2,121	279	13.2	4,521	5,058	(537)	(10.6)
Advertising and marketing	940	806	134	16.6	1,746	1,283	463	36.1
Deposit insurance	2,839	1,890	949	50.2	4,729	2,964	1,765	59.5
State and municipal business and use taxes	1,229	1,300	(71)	(5.5)	2,529	2,166	363	16.8
Real estate operations, net	75	(277)	352	(127.1)	(202)	(200)	(2)	1.0
Amortization of core deposit intangibles	991	1,050	(59)	(5.6)	2,041	2,849	(808)	(28.4)
Loss on extinguishment of debt	—	—	—	nm	—	793	(793)	(100.0)
Miscellaneous	5,671	6,038	(367)	(6.1)	11,709	11,739	(30)	(0.3)
Total non-interest expense	$95,405	$94,621	$784	0.8%	$190,026	$183,248	$6,778	3.7%

Non-interest expense was $95.4 million for the quarter ended June 30, 2023, compared to $94.6 million for the preceding quarter, and $190.0 million for the six months ended June 30, 2023, compared to $183.2 million for the same period last year. The current quarter increase in non-interest expense primarily reflects increases in salary and employee benefits and deposit insurance, partially offset by an increase in capitalized loan origination costs. The increase in non-interest expense for the six months ended June 30, 2023, compared to the same period a year earlier was primarily due to an increase in salary and employee benefits, a decrease in capitalized loan origination costs, and increases in information and computer data services and deposit insurance, partially offset by decreases in occupancy and equipment, and payment and card processing services.

Salary and employee benefits increased for the quarter ended June 30, 2023, compared to the preceding quarter, primarily due to normal annual salary and wage increases. Salary and employee benefits increased for the six months ended June 30, 2023, compared to the same period last year, primarily due to normal annual salary and wage increases, partially offset by decreases in loan production related commission expense and severance expense.

Capitalized loan origination costs increased for the quarter ended June 30, 2023, compared to the preceding quarter, due to increased loan production in the second quarter of 2023, and decreased for the six months ended June 30, 2023, compared to the same period in the prior year, primarily due to decreased loan production compared to the same period last year.

Occupancy and equipment decreased for the six months ended June 30, 2023, compared to the same period last year, primarily due to a reduction in building rent expense during the current year as a result of exiting a large lease agreement in the second quarter of 2022.

Information and computer data services increased for the six months ended June 30, 2023, compared to the same period last year, primarily due to an increase in computer software expenses. Deposit insurance increased $949,000 for the quarter ended June 30, 2023, compared to the preceding quarter, and increased $1.8 million compared to the same period last year due to an increase in the FDIC assessment rate in 2023.

Our efficiency ratio was 63.21% for the current quarter, compared to 58.20% in the preceding quarter. Our adjusted efficiency ratio, a non-GAAP financial measure, was 58.58% for the current quarter, compared to 54.23% in the preceding quarter. See, non-GAAP financial measure reconciliations presented above in the Second Quarter 2023 Highlights section.

Income Taxes. For the quarter ended June 30, 2023, we recognized $9.2 million in income tax expense for an effective tax rate of 18.8%, which reflects our blended statutory tax rate reduced by the effect of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting. Our statutory income tax rate is 23.5%, representing a blend of the statutory federal income tax rate of 21.0% and apportioned effects of the state income tax rates. For the quarter ended March 31, 2023, we recognized $12.9 million in income tax expense for an effective tax rate of 18.9%. For the six months ended June 30, 2023, we recognized $22.1 million in income tax expense for an effective tax rate of 18.9%, compared to $21.5 million in income tax expense for an effective tax rate of 19.0% for the same period in the prior year.

Asset Quality

Maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us. We actively engage with our borrowers to resolve classified loans and other problem assets and effectively manage REO as a result of foreclosures.

Non-Performing Assets:  Non-performing assets increased to $28.7 million, or 0.18% of total assets, at June 30, 2023, from $23.4 million, or 0.15% of total assets, at December 31, 2022. Our allowance for credit losses - loans was $144.7 million, or 513% of non-performing loans, at June 30, 2023, compared to $141.5 million, or 615% of non-performing loans, at December 31, 2022.

The following table sets forth information with respect to our non-performing assets at the dates indicated (dollars in thousands):

	June 30, 2023	December 31, 2022	June 30, 2022
Nonaccrual Loans:
Secured by real estate:
Commercial	$2,478	$3,683	$10,041
Construction and land	2,280	181	200
One- to four-family	7,605	5,236	2,002
Commercial business	8,439	9,886	1,521
Agricultural business, including secured by farmland	3,997	594	1,022
Consumer	3,272	2,126	1,874
	28,071	21,706	16,660
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	—	—	899
One- to four-family	60	1,023	1,053
Commercial business	—	—	20
Consumer	49	264	83
	109	1,287	2,055
Total non-performing loans	28,180	22,993	18,715
REO, net	546	340	340
Other repossessed assets held for sale	—	17	17
Total non-performing assets	$28,726	$23,350	$19,072

Total non-performing assets to total assets	0.18%	0.15%	0.12%
Total nonaccrual loans to loans before allowance for credit losses - loans	0.27%	0.21%	0.18%

Loans 30-89 days past due and on accrual	$6,259	$17,186	$8,336

For the six months ended June 30, 2023, interest income was reduced by $870,000 as a result of nonaccrual loan activity, which includes the reversal of $295,000 of accrued interest as of the date the loan was placed on nonaccrual. There was no interest income recognized on nonaccrual loans for the six months ended June 30, 2023.

The following table presents the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade at the dates indicated (in thousands):

	June 30, 2023	December 31, 2022	June 30, 2022

Pass	$10,315,687	$10,000,493	$9,274,655
Special Mention	11,745	9,081	27,711
Substandard	144,975	137,150	154,463
Total	$10,472,407	$10,146,724	$9,456,829

The increase in substandard loans during the six months ended June 30, 2023, primarily reflects commercial real estate loan risk rating downgrades during the first half of 2023.

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

Our primary investing activity is the origination of loans and, in certain periods, the purchase of securities or loans.  During the six months ended June 30, 2023 and 2022, our loan originations, including originations of loans held for sale, exceeded our loan repayments by $437.8 million and $578.4 million, respectively. There were no loan purchases during the six months ended June 30, 2023, and $75.9 million of loan purchases during the six months ended June 30, 2022. This activity was funded primarily through borrowings. During the six months ended June 30, 2023 and 2022, we received proceeds of $113.9 million and $324.4 million, respectively, from the sale of loans. Securities purchased during the six months ended June 30, 2023 and 2022 totaled $52.8 million and $664.0 million, respectively, and securities repayments, maturities and sales in those periods were $390.4 million and $254.8 million, respectively.

Our primary financing activity is gathering deposits. Total deposits decreased by $521.0 million during the first six months of 2023, as a $1.15 billion decrease in core deposits was partially offset by the $633.1 million increase in certificates of deposit. The decline in deposits during the first six months of 2023 was primarily due to interest rate sensitive clients moving a portion of their non-operating deposit balances to higher yielding investments, however the pace of deposit outflows was slower near the end of the second quarter of 2023, as compared to the first quarter of 2023. Certificates of deposit are generally more vulnerable to competition and more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At June 30, 2023, certificates of deposit totaled $1.36 billion, or 10% of our total deposits, including $1.26 billion which were scheduled to mature within one year.  The increase in certificates of deposits during the first six months of 2023 was primarily due a $203.6 million increase in brokered deposits and clients seeking higher yields moving funds from core deposit accounts to higher yielding certificates of deposits. While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our certificates of deposit as they mature.

The Bank’s uninsured deposits were $4.06 billion or 31% of total deposits at June 30, 2023, compared to $4.84 billion or 35% of total deposits at December 31, 2022. The uninsured deposit calculation includes $309.7 million and $304.2 million of collateralized public deposits at June 30, 2023 and December 31, 2022, respectively. Uninsured deposits also includes cash held by the Company of $95.0 million and $77.2 million at June 30, 2023 and December 31, 2022, respectively. Banner Bank’s uninsured deposits, excluding collateralized public deposits and cash held at the holding company, were 28% of total deposits at June 30, 2023, compared to 33% of total deposits at December 31, 2022.

We had $270.0 million of FHLB advances at June 30, 2023, compared to $50.0 million at December 31, 2022. Other borrowings decreased $39.8 million to $193.0 million at June 30, 2023 from $232.8 million at December 31, 2022. Subordinated notes, net of issuance costs decreased to $92.6 million at June 30, 2023, compared to $98.9 million at December 31, 2022, primarily due to Banner Bank’s purchase of $6.5 million investment in Banner’s subordinated debt during the second quarter of 2023.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the six months ended June 30, 2023, we used our sources of funds primarily to fund loan growth. At June 30, 2023, we had outstanding loan commitments totaling $4.06 billion, primarily relating to undisbursed loans in process and unused credit lines. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB, which provide for advances that in the aggregate would equal the lesser of 45% of the Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock).  At June 30, 2023, under these credit facilities based on pledged collateral, the Bank had $2.64 billion of available credit capacity. Advances under these credit facilities totaled $270.0 million at June 30, 2023. In addition, the Bank has been approved for participation in the FRBSF’s Borrower-In-Custody program. Under this program, based on pledged collateral, the Bank had available lines of credit of approximately $1.13 billion as of June 30, 2023, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans. The Bank also had $124.2 million of additional borrowing capacity through the FRBSF’s bank term funding program. We had no funds borrowed from the FRBSF at June 30, 2023 or December 31, 2022. At June 30, 2023, the Bank also had uncommitted federal funds line of credit agreements with other financial institutions totaling $125.0 million. No balances were outstanding under these agreements as of June 30, 2023 or December 31, 2022. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage. Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner’s primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.48 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued dividend payments during 2023 at this rate of $0.48 per share, our average total dividend paid each quarter would be approximately $16.5 million based on the number of outstanding shares at June 30, 2023. At June 30, 2023, Banner (on an unconsolidated basis) had liquid assets of $97.8 million.

As noted below, Banner Corporation and its subsidiary bank continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the six months ended June 30, 2023, total shareholders’ equity increased $86.1 million, to $1.54 billion.  At June 30, 2023, tangible common shareholders’ equity, which excludes goodwill and other intangible assets, was $1.16 billion, or 7.64% of tangible assets.  Tangible common shareholders’ equity represents a non-GAAP financial measure. See, non-GAAP financial measure reconciliations presented above in the Second Quarter 2023 Highlights section

Capital Requirements

Banner is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve.  The Bank, as state-chartered, federally insured commercial bank, is subject to the capital requirements established by the FDIC.

The capital adequacy requirements are quantitative measures established by regulation that require Banner and the Bank to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  In addition to the minimum capital ratios, the Bank has to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At June 30, 2023, Banner and the Bank each exceeded all regulatory capital requirements to be “well capitalized”.

The actual regulatory capital ratios calculated for Banner Corporation and Banner Bank as of June 30, 2023, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as “Adequately Capitalized”		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Amount
Banner Corporation—consolidated
Total capital to risk-weighted assets	$1,838,722	14.19%	$1,036,732	8.00%	$1,295,915	10.00%
Tier 1 capital to risk-weighted assets	1,587,820	12.25	777,549	6.00	777,549	6.00
Tier 1 leverage capital to average assets	1,587,820	10.22	621,427	4.00	n/a	n/a
Common equity tier 1 capital	1,501,320	11.59	583,162	4.50	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	1,734,777	13.39	1,036,372	8.00	1,295,465	10.00
Tier 1 capital to risk-weighted assets	1,583,875	12.23	777,279	6.00	1,036,372	8.00
Tier 1 leverage capital to average assets	1,583,875	10.20	621,054	4.00	776,318	5.00
Common equity tier 1 capital	1,583,875	12.23	582,959	4.50	842,052	6.50

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to clients than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of June 30, 2023, our loans with interest rate floors totaled $4.49 billion and had a weighted average floor rate of 4.21% compared to a current average note rate of 6.27%.  As of June 30, 2023, our loans with interest rates at their floors totaled $1.44 billion and had a weighted average note rate of 4.11%. The Company actively manages its exposure to interest rate risk through on-going adjustments to the mix of interest-earning assets and funding sources that affect the repricing speeds of loans, investments, interest-bearing deposits and borrowings.

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

The following table sets forth, as of June 30, 2023, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+300	$(20,930)	(3.5)%	$(13,046)	(1.0)%	$(355,442)	(12.9)%
+200	(3,813)	(0.6)	13,098	1.0	(199,060)	(7.2)
+100	2,975	0.5	17,060	1.4	(86,424)	(3.1)
0	—	—	—	—	—	—
-100	(21,548)	(3.6)	(59,289)	(4.7)	48,775	1.8
-200	(44,257)	(7.4)	(123,246)	(9.8)	17,574	0.6
-300	(69,700)	(11.7)	(196,707)	(15.6)	(108,447)	(3.9)

(1)    Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.  The targeted Federal Funds Rate was between 5.0% and 5.25% at June 30, 2023.

Another monitoring tool for assessing interest rate risk is gap analysis.  The matching of the repricing characteristics of assets and liabilities may be analyzed by examining the extent to which assets and liabilities are interest sensitive and by monitoring an institution’s interest sensitivity gap.  An asset or liability is said to be interest sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice, based upon certain assumptions, within that same time period.  A gap is considered positive when the amount of interest-sensitive assets exceeds the amount of interest-sensitive liabilities.  A gap is considered negative when the amount of interest-sensitive liabilities exceeds the amount of interest-sensitive assets.  Generally, during a period of rising rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income.  During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2023 (dollars in thousands).  The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At June 30, 2023, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $2.22 billion, representing a one-year cumulative gap to total assets ratio of 14.25%.  The interest rate risk indicators and interest sensitivity gaps as of June 30, 2023 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$878,359	$62,546	$171,147	$36,019	$21,562	$183	$1,169,816
Fixed-rate mortgage loans	255,460	213,267	725,382	558,238	768,414	258,480	2,779,241
Adjustable-rate mortgage loans	1,091,072	321,912	1,300,315	938,727	348,988	57,179	4,058,193
Fixed-rate mortgage-backed securities	87,986	85,851	333,820	418,102	879,739	1,035,727	2,841,225
Adjustable-rate mortgage-backed securities	310,695	375	3,356	210	4,130	—	318,766
Fixed-rate commercial/agricultural loans	95,841	103,295	252,413	141,400	151,731	31,716	776,396
Adjustable-rate commercial/agricultural loans	875,344	28,190	65,678	63,304	3,949	—	1,036,465
Consumer and other loans	458,775	70,815	64,908	35,017	28,654	43,762	701,931
Investment securities and interest-earning deposits	114,097	13,192	71,189	41,040	237,637	437,611	914,766
Total rate sensitive assets	4,167,629	899,443	2,988,208	2,232,057	2,444,804	1,864,658	14,596,799
Interest-bearing liabilities: (2)
Regular savings	242,811	157,821	528,604	396,833	616,412	645,817	2,588,298
Interest checking accounts	215,790	100,954	336,529	253,732	410,130	591,267	1,908,402
Money market deposit accounts	204,947	112,045	377,131	284,955	444,837	452,654	1,876,569
Certificates of deposit	558,804	700,432	85,195	11,259	911	—	1,356,601
FHLB advances	270,000	—	—	—	—	—	270,000
Subordinated notes	—	—	93,500	—	—	—	93,500
Junior subordinated debentures	89,178	—	—	—	—	—	89,178
Retail repurchase agreements	193,019	—	—	—	—	—	193,019
Total rate sensitive liabilities	1,774,549	1,071,252	1,420,959	946,779	1,472,290	1,689,738	8,375,567
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$2,393,080	$(171,809)	$1,567,249	$1,285,278	$972,514	$174,920	$6,221,232
Cumulative excess of interest-sensitive assets	$2,393,080	$2,221,271	$3,788,520	$5,073,798	$6,046,312	$6,221,232	$6,221,232
Cumulative ratio of interest-earning assets to interest-bearing liabilities	234.86%	178.05%	188.79%	197.32%	190.43%	174.28%	174.28%
Interest sensitivity gap to total assets	15.36	(1.10)	10.06	8.25	6.24	1.12	39.92
Ratio of cumulative gap to total assets	15.36	14.25	24.31	32.56	38.80	39.92	39.92

(Footnotes on following page)

Footnotes for Table of Interest Sensitivity Gap

(1)Adjustable-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due to mature, and fixed-rate assets are included in the period in which they are scheduled to be repaid based upon scheduled amortization, in each case adjusted to take into account estimated prepayments.  Mortgage loans and other loans are not reduced for allowances for credit losses and non-performing loans.  Mortgage loans, mortgage-backed securities, other loans and investment securities are not adjusted for deferred fees or unamortized acquisition premiums and discounts.
(2)Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(3.1) billion, or (20.00)% of total assets at June 30, 2023.

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

(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls Over Financial Reporting:  In the quarter ended June 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

In the normal course of our business, we have various legal proceedings and other contingent matters pending. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. Furthermore, in some matters, it is difficult to assess potential exposure because the legal proceeding is still in the pretrial stage. These claims and counter claims typically arise during the course of collection efforts on problem loans or with respect to actions to enforce liens on properties in which we hold a security interest, although we also are subject to claims related to employment matters. Claims related to employment matters may include, but are not limited to: claims by our employees of discrimination, harassment, violations of wage and hour requirements, or violations of other federal, state, or local laws and claims of misconduct or negligence on the part of our employees. Some or all of these claims may lead to litigation, including class action litigation, and these matters may cause us to incur negative publicity with respect to alleged claims. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operation for any period. At June 30, 2023, we had accrued $14.8 million related to these legal proceedings. The ultimate outcome of these legal proceedings could be more or less than what we have accrued. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, operations or cash flows, except as set forth below.

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

Risks related to recent events impacting the banking industry could adversely affect our stock price, results of operations and financial condition

The banking industry has been negatively impacted by the failures of Silicon Valley Bank and Signature Bank in March 2023, and First Republic Bank in May 2023. These failures have highlighted deposit-related risks to the banking industry, in particular the speed at which deposits can be moved. These events have led to decreased investor and depositor confidence in regional banks as well as increased volatility in the stock trading prices of regional banks, to varying degrees. Despite differences in business models across the banking industry, further concerns related to these events could adversely impact our deposits, liquidity, results of operations and the trading price of our stock.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2023:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
April 1, 2023 - April 30, 2023	11,632	$54.28	—	—
May 1, 2023 - May 31, 2023	—	—	—	—
June 1, 2023 - June 30, 2023	—	—	—	—
Total for quarter	11,632	$54.28	—

(1)    Includes 11,632 shares surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants during the three months ended June 30, 2023.

ITEM 3 – Defaults upon Senior Securities

Not Applicable.

ITEM 4 – Mine Safety Disclosures

Not Applicable.

ITEM 5 – Other Information

(a) None

(b) None

(c) None

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

10{j}	Amended and Restated Executive Severance and Change in Control Plan and Summary Plan Description (Amended and Restated effective as of July 1, 2023)

10{k}	2023 Omnibus Incentive Plan [incorporated by reference as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 18, 2023 (File No. 000-26584)]

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit	Index of Exhibits

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

August 3, 2023	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

August 3, 2023	/s/ Peter J. Conner
Peter J. Conner
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)