Form 10-Q
period 2023-09-30
BANNER CORP
filed 2023-11-02
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	☐	No	☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:			As of October 31, 2023
Common Stock, $.01 par value per share			34,348,094 shares

BANNER CORPORATION AND SUBSIDIARIES

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements. The Unaudited Condensed Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:

Consolidated Statements of Financial Condition as of September 30, 2023 and December 31, 2022	4

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022	5

Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2023 and 2022	6

Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2023 and the Year Ended December 31, 2022	7

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022	8

Selected Notes to the Consolidated Financial Statements	10

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview	47

Comparison of Financial Condition at September 30, 2023 and December 31, 2022	49

Comparison of Results of Operations for the Three Months Ended September 30, 2023 and June 30, 2023 and the Nine Months Ended September 30, 2023 and 2022	54

Asset Quality	62

Liquidity and Capital Resources	63

Capital Requirements	64

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	65

Sensitivity Analysis	66

Item 4 – Controls and Procedures	68

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	69

Item 1A – Risk Factors	69

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	70

Item 3 – Defaults upon Senior Securities	70

Item 4 – Mine Safety Disclosures	70

Item 5 – Other Information	70

Item 6 – Exhibits	71

SIGNATURES	73

All references to “Banner” refer to Banner Corporation and those to the “Bank” refer to its wholly-owned subsidiary, Banner Bank. As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.

Special Note Regarding Forward-Looking Statements

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items, including statements about our financial condition, liquidity and results of operations. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions, or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth caused by increasing political instability from acts of war including Russia’s invasion of Ukraine, as well as increasing supply chain disruptions; changes in the interest rate environment, including the recent increases in the Board of Governors of the Federal Reserve System (the Federal Reserve) benchmark rate and duration at which such increased interest rate levels are maintained, which could adversely affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity; the impact of continuing high inflation and the current and future monetary policies of the Federal Reserve in response thereto; the effects of any federal government shutdown; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses and provisions for credit losses; the ability to manage loan delinquency rates; competitive pressures among financial services companies; changes in consumer spending or borrowing and spending habits; interest rate movements generally and the relative differences between short and long-term interest rates, loan and deposit interest rates, net interest margin and funding sources; the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment; the transition away from the London Interbank Offered Rate (LIBOR) toward new interest rate benchmarks; the impact of repricing and competitors’ pricing initiatives on loan and deposit products; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values; the ability to adapt successfully to technological changes to meet clients’ needs and developments in the marketplace; the ability to access cost-effective funding; the ability to control operating costs and expenses, including the costs associated with our “Banner Forward” initiative; the use of estimates in determining fair value of certain assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect employees, and potential associated charges; disruptions, security breaches or other adverse events, failures or interruptions in, or attacks on, information technology systems or on the third-party vendors who perform critical processing functions; changes in financial markets; changes in economic conditions in general and in Washington, Idaho, Oregon and California in particular; secondary market conditions for loans and the ability to sell loans in the secondary market; the costs, effects and outcomes of litigation; legislation or regulatory changes, including but not limited to changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, results of safety and soundness and compliance examinations by the Federal Reserve, the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks (the Washington DFI), or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require restitution or institute an informal or formal enforcement action which could require an increase in reserves for loan losses, write-downs of assets or changes in regulatory capital position, or affect the ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions, any of which could adversely affect liquidity and earnings; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the quality and composition of our securities portfolio and the impact of adverse changes in the securities markets; the inability of key third-party providers to perform their obligations; changes in accounting principles, policies or guidelines, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business; other economic, competitive, governmental, regulatory and technological factors affecting operations, pricing, products and services; future acquisitions by the Company of other depository institutions or lines of business; and future goodwill impairment due to changes in the Company’s business, changes in market conditions; and other risks detailed in our Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”) and in our reports filed with or furnished to the U.S. Securities and Exchange Commission (SEC), including this report on Form 10-Q.

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

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares and per share amounts)
September 30, 2023 and December 31, 2022

ASSETS	September 30, 2023	December 31, 2022
Cash and due from banks	$207,171	$198,154
Interest bearing deposits	44,535	44,908
Total cash and cash equivalents	251,706	243,062
Securities—trading	25,268	28,694
Securities—available-for-sale, net of allowance for credit losses of $750 and none, respectively; amortized cost $2,774,972 and $3,218,777, respectively	2,287,993	2,789,031
Securities—held-to-maturity, net of allowance for credit losses of $349 and $379, respectively	1,082,156	1,117,588
Total securities	3,395,417	3,935,313
Federal Home Loan Bank (FHLB) stock	15,600	12,000
Securities purchased under agreements to resell	—	300,000
Loans held for sale (includes $51,697 and $51,779, at fair value, respectively)	54,158	56,857
Loans receivable	10,611,417	10,146,724
Allowance for credit losses – loans	(146,960)	(141,465)
Net loans receivable	10,464,457	10,005,259
Accrued interest receivable	61,040	57,284
Property and equipment, net	136,504	138,754
Goodwill	373,121	373,121
Other intangibles, net	6,542	9,440
Bank-owned life insurance (BOLI)	303,347	297,565
Deferred tax assets, net	186,775	178,131
Operating lease right-of-use assets	43,447	49,283
Other assets	215,766	177,362
Total assets	$15,507,880	$15,833,431
LIABILITIES
Deposits:
Non-interest-bearing	$5,197,854	$6,176,998
Interest-bearing transaction and savings accounts	6,518,385	6,719,531
Interest-bearing certificates	1,458,313	723,530
Total deposits	13,174,552	13,620,059
Advances from FHLB	140,000	50,000
Other borrowings	188,440	232,799
Subordinated notes, net	92,748	98,947
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	66,284	74,857
Operating lease liabilities	48,642	55,205
Accrued expenses and other liabilities	231,478	200,839
Deferred compensation	45,129	44,293
Total liabilities	13,987,273	14,376,999
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 34,345,949 shares issued and outstanding at September 30, 2023; 34,194,018 shares issued and outstanding at December 31, 2022	1,297,307	1,293,959
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2023; no shares issued and outstanding at December 31, 2022	—	—
Retained earnings	616,215	525,242
Carrying value of shares held in trust for stock-based compensation plans	(6,546)	(6,905)
Liability for common stock issued to stock related compensation plans	6,546	6,905
Accumulated other comprehensive loss	(392,915)	(362,769)
Total shareholders’ equity	1,520,607	1,456,432
Total liabilities and shareholders’ equity	$15,507,880	$15,833,431
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except shares and per share amounts)
For the Three and Nine Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
INTEREST INCOME:
Loans receivable	$149,254	$116,610	$423,359	$321,466
Mortgage-backed securities	17,691	17,558	54,954	48,486
Securities and cash equivalents	12,119	16,951	39,521	37,059
Total interest income	179,064	151,119	517,834	407,011
INTEREST EXPENSE:
Deposits	31,001	2,407	60,784	6,501
FHLB advances	2,233	—	8,654	291
Other borrowings	1,099	81	2,251	245
Subordinated debt	2,965	2,188	8,549	5,866
Total interest expense	37,298	4,676	80,238	12,903
Net interest income	141,766	146,443	437,596	394,108
PROVISION FOR CREDIT LOSSES	2,027	6,087	8,267	3,660
Net interest income after provision for credit losses	139,739	140,356	429,329	390,448
NON-INTEREST INCOME:
Deposit fees and other service charges	10,916	11,449	32,078	33,638
Mortgage banking operations	2,049	105	6,426	8,523
BOLI	2,062	1,804	6,636	5,674
Miscellaneous	942	1,689	4,010	5,423
	15,969	15,047	49,150	53,258
Net (loss) gain on sale of securities	(2,657)	6	(14,436)	473
Net change in valuation of financial instruments carried at fair value	(654)	532	(4,357)	650
Gain on sale of branches, including related deposits	—	—	—	7,804
Total non-interest income	12,658	15,585	30,357	62,185
NON-INTEREST EXPENSE:
Salary and employee benefits	61,091	61,639	184,452	181,957
Less capitalized loan origination costs	(4,498)	(5,984)	(12,386)	(19,436)
Occupancy and equipment	11,722	12,008	35,686	38,512
Information and computer data services	7,118	6,803	21,347	19,451
Payment and card processing services	5,172	5,508	14,459	16,086
Professional and legal expenses	3,042	2,619	7,563	7,677
Advertising and marketing	1,362	1,326	3,108	2,609
Deposit insurance	2,874	1,946	7,603	4,910
State and municipal business and use taxes	1,359	1,223	3,888	3,389
Real estate operations, net	(383)	68	(585)	(132)
Amortization of core deposit intangibles	857	1,215	2,898	4,064
Loss on extinguishment of debt	—	—	—	793
Miscellaneous	6,175	6,663	17,884	18,402
Total non-interest expense	95,891	95,034	285,917	278,282
Income before provision for income taxes	56,506	60,907	173,769	174,351
PROVISION FOR INCOME TAXES	10,652	11,837	32,769	33,353
NET INCOME	$45,854	$49,070	$141,000	$140,998
Earnings per common share:
Basic	$1.33	$1.43	$4.11	$4.11
Diluted	$1.33	$1.43	$4.09	$4.09
Cumulative dividends declared per common share	$0.48	$0.44	$1.44	$1.32
Weighted average number of common shares outstanding:
Basic	34,379,865	34,224,640	34,331,458	34,277,182
Diluted	34,429,726	34,416,017	34,439,214	34,499,246
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited) (In thousands)
For the Three and Nine Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET INCOME	$45,854	$49,070	$141,000	$140,998
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF INCOME TAXES:
Unrealized holding loss on securities—available-for-sale arising during the period	(76,417)	(140,312)	(71,669)	(422,728)
Income tax benefit related to securities—available-for-sale unrealized holding losses	18,341	33,675	17,201	101,455
Reclassification for net loss (gain) on securities—available-for-sale realized in earnings	2,657	(6)	14,436	(473)
Income tax (benefit) expense related to securities—available-for-sale realized in earnings	(638)	2	(3,465)	114
Reclassification of (recapture) provision for credit losses on securities—available-for-sale realized in earnings	(1,250)	—	750	—
Income tax benefit (expense) related to the reclassification of (recapture) provision for credit losses on securities—available-for-sale realized in earnings	300	—	(180)	—
Unrealized loss on securities transferred from available-for-sale to held-to-maturity	—	—	—	(34,596)
Income tax benefit related to securities transferred from available-for-sale to held-to-maturity	—	—	—	8,303
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	617	754	1,773	1,982
Income tax expense related to amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	(150)	(181)	(426)	(476)
Net unrealized gain (loss) on interest rate swaps used in cash flow hedges	3,090	(7,871)	6,472	(26,425)
Income tax (expense) benefit related to interest rate swaps used in cash flow hedges	(741)	1,889	(1,553)	6,342
Changes in fair value of junior subordinated debentures related to instrument specific credit risk	953	(1,612)	8,573	(4,544)
Income tax (expense) benefit related to junior subordinated debentures	(229)	387	(2,058)	1,091
Reclassification of fair value of junior subordinated debentures redeemed	—	—	—	765
Income tax expense related to junior subordinated debentures redeemed	—	—	—	(184)
Other comprehensive loss	(53,467)	(113,275)	(30,146)	(369,374)
COMPREHENSIVE (LOSS) INCOME	$(7,613)	$(64,205)	$110,854	$(228,376)

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands, except shares and per share amounts)
For the Nine Months Ended September 30, 2023 and the Year Ended December 31, 2022

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2022	34,252,632	$1,299,381	$390,762	$184	$1,690,327
Net income			43,963		43,963
Other comprehensive loss, net of income tax				(154,275)	(154,275)
Accrual of dividends on common stock ($0.44/share)			(15,066)		(15,066)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	120,152	(1,169)			(1,169)
Balance, March 31, 2022	34,372,784	$1,298,212	$419,659	$(154,091)	$1,563,780
Net income			47,965		47,965
Other comprehensive loss, net of income tax				(101,824)	(101,824)
Accrual of dividends on common stock ($0.44/share)			(15,378)		(15,378)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	18,546	2,247			2,247
Repurchase of common stock	(200,000)	(10,960)			(10,960)
Balance, June 30, 2022	34,191,330	$1,289,499	$452,246	$(255,915)	$1,485,830
Net income			49,070		49,070
Other comprehensive loss, net of income tax				(113,275)	(113,275)
Accrual of dividends on common stock ($0.44/share)			(15,208)		(15,208)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	429	2,242			2,242
Balance, September 30, 2022	34,191,759	$1,291,741	$486,108	$(369,190)	$1,408,659
Net income			54,380		54,380
Other comprehensive income, net of income tax				6,421	6,421
Accrual of dividends on common stock ($0.44/share)			(15,246)		(15,246)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	2,259	2,218			2,218
Balance, December 31, 2022	34,194,018	$1,293,959	$525,242	$(362,769)	$1,456,432

Balance, January 1, 2023	34,194,018	$1,293,959	$525,242	$(362,769)	$1,456,432
Net income			55,555		55,555
Other comprehensive income, net of income tax				37,133	37,133
Accrual of dividends on common stock ($0.48/share)			(16,691)		(16,691)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	114,522	(734)			(734)
Balance, March 31, 2023	34,308,540	1,293,225	564,106	(325,636)	1,531,695
Net income			39,591		39,591
Other comprehensive loss, net of income tax				(13,812)	(13,812)
Accrual of dividends on common stock ($0.48/share)			(16,670)		(16,670)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	36,087	1,709			1,709
Balance, June 30, 2023	34,344,627	$1,294,934	$587,027	$(339,448)	$1,542,513
Net income			45,854		45,854
Other comprehensive loss, net of income tax				(53,467)	(53,467)
Accrual of dividends on common stock ($0.48/share)			(16,666)		(16,666)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	1,322	2,373			2,373
Balance, September 30, 2023	34,345,949	$1,297,307	$616,215	$(392,915)	$1,520,607

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$141,000	$140,998
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	13,314	12,594
Deferred income and expense, net of amortization	(2,490)	(3,743)
Capitalized loan servicing rights, net of amortization	1,520	479
Amortization of core deposit intangibles	2,898	4,064
Loss (gain) on sale of securities, net	14,436	(473)
Net change in valuation of financial instruments carried at fair value	4,357	(650)
Gain on sale of branches, including related deposits	—	(7,804)
Decrease in deferred taxes	877	9,233
(Decrease) increase in current taxes receivable, net	(3,370)	9,706
Stock-based compensation	6,785	6,592
Net change in cash surrender value of BOLI	(6,357)	(4,980)
Gain on sale of loans, excluding capitalized servicing rights	(2,277)	(3,246)
Gain on disposal of real estate held for sale and property and equipment, net	(442)	239
Provision for credit losses	8,267	3,660
Loss on extinguishment of debt	—	765
Origination of loans held for sale	(187,077)	(376,654)
Proceeds from sales of loans held for sale	200,525	375,656
Net change in:
Other assets	(21,602)	(55,631)
Other liabilities	19,188	46,562
Net cash provided from operating activities	189,552	157,367
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(54,192)	(606,622)
Principal repayments and maturities of securities—available-for-sale	138,402	296,272
Proceeds from sales of securities—available-for-sale	334,937	25,030
Purchases of securities—held-to-maturity	—	(190,645)
Principal repayments and maturities of securities—held-to-maturity	35,329	40,810
Loan originations, net of repayments	(479,482)	(621,444)
Purchases of loans and participating interest in loans	—	(103,268)
Proceeds from sales of other loans	11,519	13,269
Net cash paid related to branch divestiture	—	(168,137)
Purchases of property and equipment	(11,626)	(12,244)
Proceeds from sale of real estate held for sale and sale of other property	1,019	5,940
Proceeds from FHLB stock repurchase program	119,840	2,000
Purchase of FHLB stock	(123,440)	—
Proceeds from maturity of securities purchased under agreements to resell	300,000	—
Investment in bank-owned life insurance	(66)	(50,052)
Other	419	3,544
Net cash provided from (used by) investing activities	272,659	(1,365,547)
Continued on next page

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022
FINANCING ACTIVITIES:
(Decrease) increase in deposits, net	$(445,507)	$85,535
Repayment of long term FHLB advances	—	(50,000)
Advances of overnight and short term FHLB advances, net	90,000	—
Decrease in other borrowings, net	(44,360)	(30,483)
Repayment of junior subordinated debentures	—	(50,518)
Proceeds from redemption of trust preferred securities related to junior subordinated debentures	—	1,518
Cash dividends paid	(50,263)	(46,019)
Cash paid for repurchase of common stock	—	(10,960)
Taxes paid related to net share settlement of equity awards	(3,437)	(3,272)
Net cash used by financing activities	(453,567)	(104,199)
NET CHANGE IN CASH AND CASH EQUIVALENTS	8,644	(1,312,379)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	243,062	2,134,300
CASH AND CASH EQUIVALENTS, END OF PERIOD	$251,706	$821,921

	Nine Months Ended September 30,
	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$66,461	$11,332
Tax paid	29,931	10,670
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Transfer of loans to real estate owned and other repossessed assets	205	—
Dividends accrued but not paid until after period end	921	972
Loans, held-for-sale, transferred (from) to portfolio	(8,472)	13,420
Securities, available-for-sale, transferred to held-to-maturity	—	462,159
DISPOSITIONS:
Assets divested	—	(1,539)
Liabilities divested	—	(178,209)

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2023, for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and note disclosures have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. Certain reclassifications have been made to the 2022 Consolidated Financial Statements and/or schedules to conform to the 2023 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

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

Note 3: SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at September 30, 2023 and December 31, 2022 are summarized as follows (in thousands):

	September 30, 2023
	Amortized Cost	Fair Value
Trading:
Corporate bonds	$27,203	$25,268
	$27,203	$25,268

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$35,342	$—	$(1,015)	$—	$34,327
Municipal bonds	166,902	—	(43,304)	—	123,598
Corporate bonds	106,015	—	(14,247)	(750)	91,018
Mortgage-backed or related securities	2,244,179	—	(424,727)	—	1,819,452
Asset-backed securities	222,534	207	(3,143)	—	219,598
	$2,774,972	$207	$(486,436)	$(750)	$2,287,993

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$308	$—	$(8)	$300	$—
Municipal bonds	491,152	12	(95,444)	395,551	(169)
Corporate bonds	2,813	—	(27)	2,606	(180)
Mortgage-backed or related securities	588,232	—	(133,036)	455,196	—
	$1,082,505	$12	$(228,515)	$853,653	$(349)

	December 31, 2022
	Amortized Cost	Fair Value
Trading:
Corporate bonds	$27,203	$28,694
	$27,203	$28,694

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$56,344	$8	$(1,244)	$55,108
Municipal bonds	301,449	530	(40,770)	261,209
Corporate bonds	133,334	—	(11,481)	121,853
Mortgage-backed or related securities	2,505,172	885	(366,721)	2,139,336
Asset-backed securities	222,478	40	(10,993)	211,525
	$3,218,777	$1,463	$(431,209)	$2,789,031

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$312	$—	$(7)	$305	$—
Municipal bonds	503,117	109	(70,907)	432,319	(183)
Corporate bonds	2,961	—	(16)	2,945	(196)
Mortgage-backed or related securities	611,577	—	(104,966)	506,611	—
	$1,117,967	$109	$(175,896)	$942,180	$(379)

Accrued interest receivable on held-to-maturity debt securities was $4.2 million and $4.8 million at September 30, 2023 and December 31, 2022, respectively, and was $11.0 million and $12.4 million on available-for-sale debt securities at September 30, 2023 and December 31, 2022, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Statements of Financial Condition and is excluded from the calculation of the allowance for credit losses.

At September 30, 2023 and December 31, 2022, the gross unrealized losses and the fair value for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	September 30, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$—	$—	$34,327	$(1,015)	$34,327	$(1,015)
Municipal bonds	24,409	(2,095)	99,189	(41,209)	123,598	(43,304)
Corporate bonds	5,715	(264)	88,682	(13,983)	94,397	(14,247)
Mortgage-backed or related securities	178,325	(4,816)	1,641,125	(419,911)	1,819,450	(424,727)
Asset-backed securities	114,512	(1,863)	85,345	(1,280)	199,857	(3,143)
	$322,961	$(9,038)	$1,948,668	$(477,398)	$2,271,629	$(486,436)

	December 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$33,407	$(882)	$16,732	$(362)	$50,139	$(1,244)
Municipal bonds	188,920	(25,592)	33,907	(15,178)	222,827	(40,770)
Corporate bonds	108,187	(9,547)	13,066	(1,934)	121,253	(11,481)
Mortgage-backed or related securities	930,566	(90,537)	1,159,110	(276,184)	2,089,676	(366,721)
Asset-backed securities	201,437	(10,993)	—	—	201,437	(10,993)
	$1,462,517	$(137,551)	$1,222,815	$(293,658)	$2,685,332	$(431,209)

At September 30, 2023, there were 233 securities—available-for-sale with unrealized losses, compared to 298 at December 31, 2022. As of September 30, 2023, we had an allowance for credit losses of $750,000 related to the estimated credit loss on one security.  Management does not believe that any remaining individual unrealized loss as of September 30, 2023 or December 31, 2022 resulted from credit loss.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

There were no sales of securities—trading during the nine months ended September 30, 2023 or 2022. There were no securities—trading in a nonaccrual status at September 30, 2023 or December 31, 2022.  Net unrealized holding losses of $3.4 million were recognized during the nine months ended September 30, 2023, compared to $1.4 million of net unrealized holding gains recognized during the nine months ended September 30, 2022.

The following table presents gross gains and losses on sales and partial calls of securities available-for-sale (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Available-for-Sale:
Gross Gains	$—	$6	$377	$522
Gross Losses	(2,657)	—	(14,813)	(49)
Balance, end of the period	$(2,657)	$6	$(14,436)	$473

There were no securities—available-for-sale in a nonaccrual status at September 30, 2023 or December 31, 2022.

The following table presents the amortized cost and estimated fair value of securities at September 30, 2023, by contractual maturity and does not reflect any required periodic payments (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	September 30, 2023
	Trading		Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$—	$—	$—	$—	$17,239	$16,820
Maturing after one year through five years	—	—	169,465	151,453	19,702	18,871
Maturing after five years through ten years	—	—	385,977	334,298	25,857	24,234
Maturing after ten years	27,203	25,268	2,219,530	1,802,242	1,019,707	793,728
	$27,203	$25,268	$2,774,972	$2,287,993	$1,082,505	$853,653

The following table presents, as of September 30, 2023, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	September 30, 2023
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$251,566	$268,603	$214,868
Federal Reserve	116,703	116,704	93,257
Interest rate swap counterparties	974	974	755
Repurchase transaction accounts	269,808	269,808	206,692
Other	2,347	2,347	2,077
Total pledged securities	$641,398	$658,436	$517,649

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit ratings which are reviewed and updated quarterly. The Company’s non-rated held-to-maturity debt securities are primarily United States government sponsored enterprise debentures carrying minimal to no credit risk. The non-rated corporate bonds primarily consist of Community Reinvestment Act related bonds secured by loan instruments from low to moderate income borrowers. The remaining non-rated held-to-maturity debt securities balance is comprised of local municipal debt from within the Company’s geographic footprint and is monitored through quarterly or annual financial review. This municipal debt is predominately essential service or unlimited general obligation backed debt. The following tables summarize the amortized cost of held-to-maturity debt securities by credit rating at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$481,496	$500	$16,518	$498,514
Not Rated	308	9,656	2,313	571,714	583,991
	$308	$491,152	$2,813	$588,232	$1,082,505

	December 31, 2022
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$492,105	$500	$16,681	$509,286
Not Rated	312	11,012	2,461	594,896	608,681
	$312	$503,117	$2,961	$611,577	$1,117,967

The following tables present the activity in the allowance for credit losses for securities available-for-sale by major type for the three and nine months ended September 30, 2023 (in thousands). We had no allowance for credit losses for securities available-for-sale during three and nine months ended September 30, 2022.

	For the Three Months Ended September 30, 2023
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses – securities available-for-sale
Beginning balance	$—	$—	$2,000	$—	$2,000
(Recapture) provision for credit losses	—	—	(1,250)	—	(1,250)
Ending balance	$—	$—	$750	$—	$750

	For the Nine Months Ended September 30, 2023
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses – securities available-for-sale
Beginning balance	$—	$—	$—	$—	$—
Provision for credit losses	—	—	750	—	750
Ending balance	$—	$—	$750	$—	$750

Note 4: LOANS RECEIVABLE AND THE ALLOWANCE FOR CREDIT LOSSES - LOANS

The following table presents the loans receivable at September 30, 2023 and December 31, 2022 by class (dollars in thousands).

	September 30, 2023		December 31, 2022
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$911,540	8.6%	$845,320	8.3%
Investment properties	1,530,087	14.4	1,589,975	15.7
Small balance CRE	1,169,828	11.0	1,200,251	11.8
Multifamily real estate	766,571	7.2	645,071	6.4
Construction, land and land development:
Commercial construction	168,061	1.6	184,876	1.8
Multifamily construction	453,129	4.3	325,816	3.2
One- to four-family construction	536,349	5.1	647,329	6.4
Land and land development	346,362	3.3	328,475	3.2
Commercial business:
Commercial business (1)	1,263,747	11.9	1,283,407	12.7
Small business scored	1,000,714	9.4	947,092	9.3
Agricultural business, including secured by farmland (2)	334,626	3.1	295,077	2.9
One- to four-family residential	1,438,694	13.6	1,173,112	11.6
Consumer:
Consumer—home equity revolving lines of credit	579,836	5.4	566,291	5.6
Consumer—other	111,873	1.1	114,632	1.1
Total loans	10,611,417	100.0%	10,146,724	100.0%
Less allowance for credit losses – loans	(146,960)		(141,465)
Net loans	$10,464,457		$10,005,259

(1)    Includes $4.1 million and $7.6 million of U.S. Small Business Administration (SBA) Paycheck Protection Program (PPP) loans as of September 30, 2023 and December 31, 2022, respectively.
(2)    Includes no SBA PPP loans as of September 30, 2023, and $334,000 as of December 31, 2022.

Loan amounts are net of unearned loan fees in excess of unamortized costs of $11.2 million as of September 30, 2023, and $8.1 million as of December 31, 2022. Net loans include net discounts on acquired loans of $5.1 million and $6.6 million as of September 30, 2023 and December 31, 2022, respectively. Net loans does not include accrued interest receivable. Accrued interest receivable on loans was $45.5 million as of September 30, 2023, and $39.8 million as of December 31, 2022 and was reported in accrued interest receivable on the Consolidated Statements of Financial Condition.

The Company had pledged $7.2 billion and $6.5 billion of loans as collateral for FHLB and other borrowings at September 30, 2023 and December 31, 2022, respectively.

Purchased credit-deteriorated and purchased non-credit-deteriorated loans. Loans acquired in business combinations are recorded at their fair value at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-deteriorated (PCD) or purchased non-credit-deteriorated. There were no PCD loans acquired during the nine months ended September 30, 2023 or September 30, 2022.
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

The following table presents the amortized cost basis and financial effect of loans at September 30, 2023, that were both experiencing financial difficulty and modified during the nine months ended September 30, 2023 (in thousands):

	September 30, 2023
	Payment Delay	Term Extension	Total
One- to four-family construction	—	$6,362	$6,362
Commercial business	121	—	121
Agricultural business, including secured by farmland	1,580	—	1,580
One- to four-family residential	1,060	—	1,060
Total	$2,761	$6,362	$9,123

The Company has committed to lend additional amounts totaling $195,000 to the borrowers included in the previous table. The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months at September 30, 2023 (in thousands):

	September 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
Commercial business	—	—	121	121
Agricultural business, including secured by farmland	—	—	1,580	1,580
One- to four-family residential	—	—	1,060	1,060
Total	$—	$—	$2,761	$2,761

The following table presents the financial effect of the loan modifications presented above for borrowers experiencing financial difficulty for the nine months ended September 30, 2023:
	Nine Months Ended September 30, 2023
	Weighted Average Payment Delay Period (in months)	Weighted-Average Term Extension (in months)
Commercial real estate:
One- to four-family construction	n/a	11
Commercial business	8	n/a
Agricultural business, including secured by farmland	8	n/a
One- to four-family residential	8	n/a

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

Risk Rating 8: Doubtful
A credit with an extremely high probability of loss is risk rated 8.  These credits have all the same critical weaknesses that are found in a substandard loan; however, the weaknesses are elevated to the point that based upon current information, collection or liquidation in full is improbable.  While some loss on doubtful credits is expected, pending events may make the amount and timing of any loss indeterminable.  In these situations, taking the loss is inappropriate until the outcome of the pending event is clear.

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

The following tables present the Company’s portfolio of risk-rated loans by class and by grade as of September 30, 2023 and December 31, 2022 (in thousands). In addition, the tables include the gross charge-offs for the nine months ended September 30, 2023. Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	September 30, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$102,138	$169,190	$171,403	$141,986	$70,398	$170,367	$34,798	$860,280
Special Mention	1,771	—	—	—	—	—	2	1,773
Substandard	—	13,135	12,250	4,768	19,140	194	—	49,487
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$103,909	$182,325	$183,653	$146,754	$89,538	$170,561	$34,800	$911,540

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - investment properties
Risk Rating
Pass	$115,175	$170,017	$283,410	$124,196	$159,398	$633,933	$39,715	$1,525,844
Special Mention	—	—	—	—	—	—	1,698	1,698
Substandard	985	—	—	—	—	1,560	—	2,545
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$116,160	$170,017	$283,410	$124,196	$159,398	$635,493	$41,413	$1,530,087

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily real estate
Risk Rating
Pass	$100,886	$154,906	$188,340	$101,808	$47,136	$171,673	$1,822	$766,571
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$100,886	$154,906	$188,340	$101,808	$47,136	$171,673	$1,822	$766,571

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	September 30, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Commercial construction
Risk Rating
Pass	$65,309	$73,102	$11,207	$12,768	$—	$5,675	$—	$168,061
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$65,309	$73,102	$11,207	$12,768	$—	$5,675	$—	$168,061

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily construction
Risk Rating
Pass	$89,261	$241,857	$121,595	$416	$—	$—	$—	$453,129
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$89,261	$241,857	$121,595	$416	$—	$—	$—	$453,129

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

One- to four- family construction
Risk Rating
Pass	$390,539	$112,833	$20,962	$—	$331	$—	$282	$524,947
Special Mention	—	—	—	—	—	—	—	—
Substandard	8,073	253	3,076	—	—	—	—	11,402
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$398,612	$113,086	$24,038	$—	$331	$—	$282	$536,349

Current period gross charge-offs	$136	$—	$—	$—	$—	$—	$—	$136

	September 30, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Land and land development
Risk Rating
Pass	$165,451	$96,873	$50,679	$12,912	$8,730	$11,218	$1	$345,864
Special Mention	—	—	—	—	—	—	—	—
Substandard	498	—	—	—	—	—	—	498
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$165,949	$96,873	$50,679	$12,912	$8,730	$11,218	$1	$346,362

Current period gross charge-offs	$—	$—	$—	$—	$—	$20	$—	$20

Commercial business
Risk Rating
Pass	$110,637	$239,070	$128,206	$141,556	$107,820	$147,395	$356,568	$1,231,252
Special Mention	—	—	760	3,183	—	1,972	1,850	7,765
Substandard	1,016	4,878	5,265	1,213	1,555	3,364	7,439	24,730
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$111,653	$243,948	$134,231	$145,952	$109,375	$152,731	$365,857	$1,263,747

Current period gross charge-offs	$22	$108	$681	$5	$—	$27	$144	$987

Agricultural business, including secured by farmland
Risk Rating
Pass	$40,724	$36,644	$27,956	$17,851	$25,201	$40,386	$126,821	$315,583
Special Mention	550	—	652	—	1,690	386	2,572	5,850
Substandard	3,687	—	650	—	6,566	2,290	—	13,193
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business, including secured by farmland	$44,961	$36,644	$29,258	$17,851	$33,457	$43,062	$129,393	$334,626

Current period gross charge-offs	$—	$430	$134	$—	$—	$—	$—	$564

	December 31, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$167,150	$198,787	$150,272	$74,171	$57,095	$148,902	$10,833	$807,210
Special Mention	—	—	—	2,829	—	42	201	3,072
Substandard	13,756	—	7,211	13,564	—	307	200	35,038
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$180,906	$198,787	$157,483	$90,564	$57,095	$149,251	$11,234	$845,320

Commercial real estate - investment properties
Risk Rating
Pass	$190,627	$323,160	$142,476	$182,853	$169,667	$547,899	$25,691	$1,582,373
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	3,283	—	3,007	1,312	7,602
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$190,627	$323,160	$142,476	$186,136	$169,667	$550,906	$27,003	$1,589,975

Multifamily real estate
Risk Rating
Pass	$139,383	$177,784	$93,961	$46,460	$29,665	$156,140	$1,678	$645,071
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$139,383	$177,784	$93,961	$46,460	$29,665	$156,140	$1,678	$645,071

	December 31, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Commercial construction
Risk Rating
Pass	$112,229	$46,679	$12,952	$4,260	$1,107	$—	$—	$177,227
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,931	1	—	—	4,717	—	—	7,649
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$115,160	$46,680	$12,952	$4,260	$5,824	$—	$—	$184,876

Multifamily construction
Risk Rating
Pass	$142,680	$161,066	$20,622	$1,448	$—	$—	$—	$325,816
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$142,680	$161,066	$20,622	$1,448	$—	$—	$—	$325,816

One- to four- family construction
Risk Rating
Pass	$572,701	$56,530	$677	$331	$—	$—	$711	$630,950
Special Mention	—	—	—	—	—	—	—	—
Substandard	13,473	2,906	—	—	—	—	—	16,379
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$586,174	$59,436	$677	$331	$—	$—	$711	$647,329

	December 31, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Land and land development
Risk Rating
Pass	$199,339	$88,066	$16,278	$11,866	$6,242	$6,164	$339	$328,294
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	97	84	—	181
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$199,339	$88,066	$16,278	$11,866	$6,339	$6,248	$339	$328,475

Commercial business
Risk Rating
Pass	$249,609	$149,140	$161,494	$126,416	$86,712	$85,386	$391,852	$1,250,609
Special Mention	74	26	3,467	—	—	—	200	3,767
Substandard	464	12,599	1,956	1,161	5,954	796	6,101	29,031
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$250,147	$161,765	$166,917	$127,577	$92,666	$86,182	$398,153	$1,283,407

Agricultural business, including secured by farmland
Risk Rating
Pass	$36,848	$35,440	$18,946	$28,354	$24,710	$27,063	$109,606	$280,967
Special Mention	—	336	271	—	—	—	357	964
Substandard	2,015	970	—	6,565	—	2,599	997	13,146
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business, including secured by farmland	$38,863	$36,746	$19,217	$34,919	$24,710	$29,662	$110,960	$295,077

The following tables present the Company’s portfolio of non-risk-rated loans by class and delinquency status as of September 30, 2023 and December 31, 2022 (in thousands). In addition, the tables include the gross charge-offs for the nine months ended September 30, 2023. Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	September 30, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Small balance CRE
Past Due Category
Current	$70,771	$173,658	$219,478	$168,195	$124,351	$412,984	$391	$1,169,828
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
90 Days + Past Due	—	—	—	—	—	—	—	—
Total Small balance CRE	$70,771	$173,658	$219,478	$168,195	$124,351	$412,984	$391	$1,169,828

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Small business scored
Past Due Category
Current	$148,103	$282,890	$181,094	$88,641	$66,077	$103,493	$127,140	$997,438
30-59 Days Past Due	—	65	73	386	63	354	534	1,475
60-89 Days Past Due	—	—	188	8	15	606	47	864
90 Days + Past Due	25	309	—	30	505	68	—	937
Total Small business scored	$148,128	$283,264	$181,355	$89,065	$66,660	$104,521	$127,721	$1,000,714

Current period gross charge-offs	$169	$386	$166	$179	$271	$182	$—	$1,353

One- to four- family residential
Past Due Category
Current	$258,337	$600,917	$267,544	$58,001	$32,951	$212,790	$116	$1,430,656
30-59 Days Past Due	—	—	—	—	—	211	99	310
60-89 Days Past Due	236	596	234	—	—	321	—	1,387
90 Days + Past Due	1,060	543	1,894	577	636	1,631	—	6,341
Total One- to four- family residential	$259,633	$602,056	$269,672	$58,578	$33,587	$214,953	$215	$1,438,694

Current period gross charge-offs	$—	$—	$—	$4	$—	$30	$—	$34

	September 30, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$5,227	$2,557	$1,477	$1,578	$1,240	$5,653	$557,691	$575,423
30-59 Days Past Due	28	120	—	150	72	236	595	1,201
60-89 Days Past Due	—	51	—	—	20	149	255	475
90 Days + Past Due	—	217	77	1,043	281	1,119	—	2,737
Total Consumer—home equity revolving lines of credit	$5,255	$2,945	$1,554	$2,771	$1,613	$7,157	$558,541	$579,836

Current period gross charge-offs	$—	$—	$14	$73	$—	$19	$(3)	$103

Consumer-other
Past Due Category
Current	$9,136	$33,926	$10,692	$7,379	$4,603	$18,967	$26,820	$111,523
30-59 Days Past Due	—	77	15	13	10	44	101	260
60-89 Days Past Due	—	—	3	—	—	11	76	90
90 Days + Past Due	—	—	—	—	—	—	—	—
Total Consumer-other	$9,136	$34,003	$10,710	$7,392	$4,613	$19,022	$26,997	$111,873

Current period gross charge-offs	$—	$40	$56	$20	$39	$95	$591	$841

	December 31, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Small balance CRE
Past Due Category
Current	$177,605	$215,801	$172,286	$134,552	$142,592	$354,924	$630	$1,198,390
30-59 Days Past Due	—	—	460	—	—	1,399	—	1,859
60-89 Days Past Due	—	—	—	—	—	—	—	—
90 Days + Past Due	—	—	—	—	—	2	—	2
Total Small balance CRE	$177,605	$215,801	$172,746	$134,552	$142,592	$356,325	$630	$1,200,251

Small business scored
Past Due Category
Current	$307,109	$201,628	$99,867	$81,603	$56,420	$78,025	$119,281	$943,933
30-59 Days Past Due	146	518	54	262	46	280	173	1,479
60-89 Days Past Due	—	54	—	275	149	7	176	661
90 Days + Past Due	—	—	26	157	70	305	461	1,019
Total Small business scored	$307,255	$202,200	$99,947	$82,297	$56,685	$78,617	$120,091	$947,092

One- to four- family residential
Past Due Category
Current	$555,833	$279,331	$59,672	$34,607	$37,740	$191,890	$1,335	$1,160,408
30-59 Days Past Due	2,030	846	755	—	116	1,462	78	5,287
60-89 Days Past Due	1,060	—	—	—	115	1,067	—	2,242
90 Days + Past Due	—	1,819	973	712	94	1,577	—	5,175
Total One- to four- family residential	$558,923	$281,996	$61,400	$35,319	$38,065	$195,996	$1,413	$1,173,112

	December 31, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$7,442	$1,089	$329	$1,355	$1,611	$3,788	$547,068	$562,682
30-59 Days Past Due	49	40	75	—	74	214	1,372	1,824
60-89 Days Past Due	—	50	—	—	49	45	59	203
90 Days + Past Due	—	14	73	476	64	675	280	1,582
Total Consumer—home equity revolving lines of credit	$7,491	$1,193	$477	$1,831	$1,798	$4,722	$548,779	$566,291

Consumer-other
Past Due Category
Current	$39,740	$12,138	$9,334	$5,695	$5,384	$16,675	$25,219	$114,185
30-59 Days Past Due	49	—	16	5	2	67	120	259
60-89 Days Past Due	41	9	29	24	—	13	62	178
90 Days + Past Due	—	10	—	—	—	—	—	10
Total Consumer-other	$39,830	$12,157	$9,379	$5,724	$5,386	$16,755	$25,401	$114,632

The following tables provide the amortized cost basis of collateral-dependent loans as of September 30, 2023 and December 31, 2022 (in thousands). Our collateral dependent loans presented in the tables below have no significant concentrations by property type or location.

	September 30, 2023
	Real Estate	Equipment	Total
Small balance CRE	$808	$—	$808
Construction, land and land development:
One- to four-family construction	11,149	—	11,149
Land and land development	499	—	499
Commercial business
Commercial business	—	3,618	3,618
Small business scored	—	288	288
Agricultural business, including secured by farmland	2,576	—	2,576
One- to four-family residential	3,354	—	3,354
Consumer—home equity revolving lines of credit	821	—	821
Total	$19,207	$3,906	$23,113

	December 31, 2022
	Real Estate	Equipment	Total
Small balance CRE	$2,953	$—	$2,953
Commercial business
Commercial business	—	4,537	4,537
Small business scored	—	307	307
One- to four-family residential	1,622	—	1,622
Total	$4,575	$4,844	$9,419

The following tables provide additional detail on the age analysis of the Company’s past due loans as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$—	$—	$—	$911,540	$911,540	$—	$63	$—
Investment properties	—	—	—	—	1,530,087	1,530,087	—	—	—
Small balance CRE	—	—	—	—	1,169,828	1,169,828	808	1,302	—
Multifamily real estate	—	—	—	—	766,571	766,571	—	—	—
Construction, land and land development:
Commercial construction	—	—	—	—	168,061	168,061	—	—	—
Multifamily construction	—	—	—	—	453,129	453,129	—	—	—
One- to four-family construction	—	—	5,040	5,040	531,309	536,349	4,788	5,040	—
Land and land development	—	42	499	541	345,821	346,362	498	498	—
Commercial business:
Commercial business	497	—	3,935	4,432	1,259,315	1,263,747	3,617	4,027	—
Small business scored	1,475	864	937	3,276	997,438	1,000,714	287	1,262	—
Agricultural business, including secured by farmland	—	48	2,174	2,222	332,404	334,626	3,170	3,170	—
One- to four-family residential	310	1,387	6,341	8,038	1,430,656	1,438,694	2,256	5,480	1,799
Consumer:
Consumer—home equity revolving lines of credit	1,201	475	2,737	4,413	575,423	579,836	821	3,369	245
Consumer—other	260	90	—	350	111,523	111,873	—	9	—
Total	$3,743	$2,906	$21,663	$28,312	$10,583,105	$10,611,417	$16,245	$24,220	$2,044

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$—	$—	$—	$845,320	$845,320	$—	$143	$—
Investment properties	—	—	—	—	1,589,975	1,589,975	—	—	—
Small balance CRE	1,859	—	2	1,861	1,198,390	1,200,251	2,927	3,540	—
Multifamily real estate	—	—	—	—	645,071	645,071	—	—	—
Construction, land and land development:
Commercial construction	—	—	—	—	184,876	184,876	—	—	—
Multifamily construction	—	—	—	—	325,816	325,816	—	—	—
One- to four-family construction	900	—	—	900	646,429	647,329	—	—	—
Land and land development	921	—	97	1,018	327,457	328,475	—	181	—
Commercial business:
Commercial business	2,100	4,145	649	6,894	1,276,513	1,283,407	6,998	7,356	—
Small business scored	1,479	661	1,019	3,159	943,933	947,092	303	2,530	—
Agricultural business, including secured by farmland	1,185	—	594	1,779	293,298	295,077	594	594	—
One-to four-family residential	5,287	2,242	5,175	12,704	1,160,408	1,173,112	1,569	5,236	1,023
Consumer:
Consumer—home equity revolving lines of credit	1,824	203	1,582	3,609	562,682	566,291	—	2,124	254
Consumer—other	259	178	10	447	114,185	114,632	—	2	10
Total	$15,814	$7,429	$9,128	$32,371	$10,114,353	$10,146,724	$12,391	$21,706	$1,287

(1)     The Company did not recognize any interest income on non-accrual loans during the nine months ended September 30, 2023, or the year ended December 31, 2022.

The following tables provide the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended September 30, 2023
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses:
Beginning balance	$43,636	$8,039	$29,844	$33,880	$3,573	$16,737	$8,971	$144,680
Provision/(recapture) for credit losses	210	765	(484)	398	690	1,129	235	2,943
Recoveries	170	—	29	403	19	59	126	806
Charge-offs	—	—	—	(616)	(564)	—	(289)	(1,469)
Ending balance	$44,016	$8,804	$29,389	$34,065	$3,718	$17,925	$9,043	$146,960

	For the Nine Months Ended September 30, 2023
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses:
Beginning balance	$44,086	$7,734	$29,171	$33,299	$3,475	$14,729	$8,971	$141,465
(Recapture)/provision for credit losses	(498)	1,070	345	2,060	677	3,018	604	7,276
Recoveries	428	—	29	1,046	130	212	412	2,257
Charge-offs	—	—	(156)	(2,340)	(564)	(34)	(944)	(4,038)
Ending balance	$44,016	$8,804	$29,389	$34,065	$3,718	$17,925	$9,043	$146,960

	For the Three Months Ended September 30, 2022
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses:
Beginning balance	$46,373	$6,906	$26,939	$28,673	$3,002	$9,573	$7,236	$128,702
(Recapture)/provision for credit losses	(2,096)	208	1,071	2,395	243	2,796	1,730	6,347
Recoveries	88	—	—	924	252	25	85	1,374
Charge-offs	—	—	(25)	(138)	(42)	—	(300)	(505)
Ending balance	$44,365	$7,114	$27,985	$31,854	$3,455	$12,394	$8,751	$135,918

	For the Nine Months Ended September 30, 2022
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for loan losses:
Beginning balance	$52,995	$7,043	$27,294	$26,421	$3,190	$8,205	$6,951	$132,099
(Recapture)/provision for credit losses	(8,932)	71	337	4,594	(77)	4,026	2,096	2,115
Recoveries	304	—	384	1,307	384	163	413	2,955
Charge-offs	(2)	—	(30)	(468)	(42)	—	(709)	(1,251)
Ending balance	$44,365	$7,114	$27,985	$31,854	$3,455	$12,394	$8,751	$135,918

Note 5: GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At September 30, 2023, intangible assets are comprised of goodwill and core deposit intangibles (CDI) acquired in business combinations. Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed at least annually for impairment. The Company has identified one reporting unit for the purpose of evaluating goodwill for impairment. The Company completed an assessment of qualitative factors as of December 31, 2022 and concluded that no further analysis was required as it is more likely than not that the fair value of Banner Bank, the reporting unit, exceeds the carrying value.

CDI represents the value of transaction-related deposits and the value of the client relationships associated with the deposits. The Company amortizes CDI assets over their estimated useful lives and reviews them at least annually for events or circumstances that could impair their value.

The following table summarizes the changes in the Company’s goodwill and other intangibles for the nine months ended September 30, 2023, and the year ended December 31, 2022 (in thousands):

	Goodwill	CDI	Total
Balance, December 31, 2021	$373,121	$14,855	$387,976
Amortization	—	(5,279)	(5,279)
Other changes(1)	—	(136)	(136)
Balance, December 31, 2022	373,121	9,440	382,561
Amortization	—	(2,898)	(2,898)
Balance, September 30, 2023	$373,121	$6,542	$379,663

(1)    Acquired CDI was adjusted for the sale of branches in 2022.

The following table presents the estimated amortization expense with respect to CDI as of September 30, 2023, for the periods indicated (in thousands):

Estimated Amortization
Remainder of 2023	$857
2024	2,626
2025	1,567
2026	904
2027	426
Thereafter	162
$6,542

Mortgage Servicing Rights:  Mortgage and SBA servicing rights are reported in other assets.  SBA servicing rights are initially recorded and carried at fair value. Mortgage servicing rights are initially recognized at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the three and nine months ended September 30, 2023 and 2022, the Company did not record any impairment charges or recoveries against mortgage servicing rights. The unpaid principal balance of loans for which mortgage and SBA servicing rights have been recognized totaled $2.76 billion and $2.77 billion at September 30, 2023 and December 31, 2022, respectively.  Custodial accounts maintained in connection with this servicing totaled $29.1 million and $11.2 million at September 30, 2023 and December 31, 2022, respectively.

An analysis of the mortgage and SBA servicing rights for the three and nine months ended September 30, 2023 and 2022 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of the period	$15,111	$17,633	$16,166	$17,206
Additions—amounts capitalized	638	296	1,123	3,053
Additions—through purchase	98	57	222	202
Amortization (1)	(851)	(985)	(2,525)	(3,331)
Fair value adjustments (3)	(128)	(72)	(118)	(201)
Balance, end of the period (2)	$14,868	$16,929	$14,868	$16,929

(1)    Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income within mortgage banking operations and any unamortized balance is fully amortized if the loan repays in full.
(2)    There was no valuation allowance on mortgage servicing rights as of both September 30, 2023 and 2022.
(3)    Fair value adjustments relate to SBA servicing rights. These adjustments are estimated based on an independent dealer analysis by discounting estimated net future cash flows from servicing SBA loans.

Note 6: DEPOSITS

Deposits consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Non-interest-bearing accounts	$5,197,854	$6,176,998
Interest-bearing checking	2,006,866	1,811,153
Regular savings accounts	2,751,453	2,710,090
Money market accounts	1,760,066	2,198,288
Total interest-bearing transaction and savings accounts	6,518,385	6,719,531
Certificates of deposit:
Certificates of deposit greater than or equal to $250,000	448,843	178,324
Certificates of deposit less than $250,000	1,009,470	545,206
Total certificates of deposit	1,458,313	723,530
Total deposits	$13,174,552	$13,620,059
Included in total deposits:
Public fund transaction and savings accounts	$357,889	$392,859
Public fund interest-bearing certificates	46,349	26,810
Total public deposits	$404,238	$419,669
Total brokered certificates of deposit	$162,856	$—

Scheduled maturities and weighted average interest rates of certificates of deposit at September 30, 2023 are as follows (dollars in thousands):

	September 30, 2023
	Amount	Weighted Average Rate
Maturing in one year or less	$1,373,905	3.45%
Maturing after one year through two years	52,138	1.48
Maturing after two years through three years	23,152	0.70
Maturing after three years through four years	3,966	0.34
Maturing after four years through five years	4,310	0.65
Maturing after five years	842	0.78
Total certificates of deposit	$1,458,313	3.32%

Note 7: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2023 and December 31, 2022, whether or not recognized or recorded in the Consolidated Statements of Financial Condition (dollars in thousands):

		September 30, 2023		December 31, 2022
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$251,706	$251,706	$243,062	$243,062
Securities—trading	3	25,268	25,268	28,694	28,694
Securities—available-for-sale	2	2,287,993	2,287,993	2,789,031	2,789,031
Securities—held-to-maturity	2	1,074,574	846,061	1,109,319	933,513
Securities—held-to-maturity	3	7,582	7,592	8,648	8,667
Securities purchased under agreements to resell	2	—	—	300,000	300,000
Loans held for sale	2	54,158	54,213	56,857	56,948
Loans receivable, net	3	10,464,457	9,914,151	10,005,259	9,810,965
Equity securities	1	552	552	553	553
FHLB stock	3	15,600	15,600	12,000	12,000
Bank-owned life insurance	1	303,347	303,347	297,565	297,565
Mortgage servicing rights	3	14,151	36,469	15,331	35,148
SBA servicing rights	3	717	717	835	835
Investments in limited partnerships	3	12,841	12,841	12,427	12,427
Derivatives:
Interest rate swaps	2	23,809	23,809	19,339	19,339
Interest rate lock and forward sales commitments	2,3	338	338	142	142
Liabilities:
Demand, interest checking and money market accounts	2	8,964,786	8,964,786	10,186,439	10,186,439
Regular savings	2	2,751,453	2,751,453	2,710,090	2,710,090
Certificates of deposit	2	1,458,313	1,440,378	723,530	702,581
FHLB advances	2	140,000	140,000	50,000	50,000
Other borrowings	2	188,440	188,440	232,799	232,799
Subordinated notes, net	2	92,748	90,322	98,947	96,718
Junior subordinated debentures	3	66,284	66,284	74,857	74,857
Derivatives:
Interest rate swaps	2	45,938	45,938	37,150	37,150
Interest rate lock and forward sales commitments	2,3	25	25	118	118
Risk participation agreement	2	19	19	67	67

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (Trust Preferred Securities)	$—	$—	$25,268	$25,268

Securities—available-for-sale
U.S. Government and agency obligations	—	34,327	—	34,327
Municipal bonds	—	123,598	—	123,598
Corporate bonds	—	91,018	—	91,018
Mortgage-backed or related securities	—	1,819,452	—	1,819,452
Asset-backed securities	—	219,598	—	219,598
	—	2,287,993	—	2,287,993

Loans held for sale(1)	—	11,634	—	11,634
Equity securities	552	—	—	552
SBA servicing rights	—	—	717	717
Investment in limited partnerships	—	—	12,841	12,841

Derivatives
Interest rate swaps	—	23,809	—	23,809
Interest rate lock and forward sales commitments	—	236	102	338
	$552	$2,323,672	$38,928	$2,363,152

Liabilities:
Junior subordinated debentures	$—	$—	$66,284	$66,284
Derivatives
Interest rate swaps	—	45,938	—	45,938
Interest rate lock and forward sales commitments	—	—	25	25
Risk participation agreement	—	19	—	19
	$—	$45,957	$66,309	$112,266

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (Trust Preferred Securities)	$—	$—	$28,694	$28,694

Securities—available-for-sale
U.S. Government and agency obligations	—	55,108	—	55,108
Municipal bonds	—	261,209	—	261,209
Corporate bonds	—	121,853	—	121,853
Mortgage-backed or related securities	—	2,139,336	—	2,139,336
Asset-backed securities	—	211,525	—	211,525
	—	2,789,031	—	2,789,031

Loans held for sale(1)	—	2,305	—	2,305
Equity securities	553	—	—	553
SBA servicing rights	—	—	835	835
Investment in limited partnerships	—	—	12,427	12,427

Derivatives
Interest rate swaps	—	19,339	—	19,339
Interest rate lock and forward sales commitments	—	61	81	142
	$553	$2,810,736	$42,037	$2,853,326

Liabilities:
Junior subordinated debentures	$—	$—	$74,857	$74,857
Derivatives
Interest rate swaps	—	37,150	—	37,150
Interest rate lock and forward sales commitments	—	76	42	118
Risk participation agreement	—	67	—	67
	$—	$37,293	$74,899	$112,192

(1)    The unpaid principal balance of residential mortgage loans held for sale carried at fair value on a recurring basis was $11.5 million and $2.2 million at September 30, 2023 and December 31, 2022, respectively.

The following methods were used to estimate the fair value of each class of financial instruments above:

Securities:  The estimated fair values of investment securities and mortgage-backed securities are priced using current active market quotes, if available, which are considered Level 1 measurements.  For most of the portfolio, matrix pricing based on the securities’ relationship to other benchmark quoted prices is used to establish the fair value.  These measurements are considered Level 2.  Due to the continued limited activity in the trust preferred markets that have limited the observability of market spreads for some of the Company’s trust preferred securities (TPS), management has classified these securities as a Level 3 fair value measure. Management periodically reviews the pricing information received from third-party pricing services and tests those prices against other sources to validate the reported fair values.

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

Junior Subordinated Debentures:  The fair value of junior subordinated debentures is estimated using an income approach technique. The significant inputs included in the estimation of fair value are the credit risk adjusted spread and three month SOFR (Secured Overnight Financing Rate). The credit risk adjusted spread represents the nonperformance risk of the liability. The Company utilizes an external valuation firm to validate the reasonableness of the credit risk adjusted spread used to determine the fair value. The junior subordinated debentures are carried at fair value which represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants. Due to inactivity in the trust preferred markets that have limited the observability of market spreads, management has classified this as a Level 3 fair value measurement.

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2023 and December 31, 2022.  The factors used in the fair value estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, and quantitative and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and non-recurring basis at September 30, 2023 and December 31, 2022:

			Weighted Average Rate
Financial Instruments	Valuation Technique	Unobservable Inputs	September 30, 2023	December 31, 2022
Corporate bonds (TPS)	Discounted cash flows	Discount rate	10.91%	8.27%
Junior subordinated debentures	Discounted cash flows	Discount rate	10.91%	8.27%
Loans individually evaluated	Collateral valuations	Discount to appraised value	n/a	n/a
REO	Appraisals	Discount to appraised value	58.18%	68.35%
Interest rate lock commitments	Pricing model	Pull-through rate	92.79%	78.65%
SBA servicing rights	Discounted cash flows	Constant prepayment rate	15.91%	14.10%

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

Junior subordinated debentures: Similar to the TPS discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner’s credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of September 30, 2023, or the passage of time, will result in negative fair value adjustments. At September 30, 2023, the discount rate utilized was based on a credit spread of 551 basis points and three-month SOFR of 540 basis points.

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

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended
	September 30, 2023
	Level 3 Fair Value Inputs
	TPS	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$25,659	$67,237	$268	$12,776	$845
Net change recognized in earnings	(391)	—	(191)	(268)	(128)
Net change recognized in accumulated other comprehensive income (AOCI)	—	(953)	—	—	—
Purchases, issuances and settlements	—	—	—	333	—
Ending balance at September 30, 2023	$25,268	$66,284	$77	$12,841	$717

	Nine Months Ended
	September 30, 2023
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$28,694	$74,857	$39	$12,427	$835
Net change recognized in earnings	(3,426)	—	38	(930)	(118)
Net change recognized in AOCI	—	(8,573)	—	—	—
Purchases, issuances and settlements	—	—	—	1,344	—
Ending balance at September 30, 2023	$25,268	$66,284	$77	$12,841	$717

	Three Months Ended
	September 30, 2022
	Level 3 Fair Value Inputs
	TPS	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$27,886	$72,229	$357	$11,881	$1,015
Net change recognized in earnings	497	—	(389)	(38)	(72)
Net change recognized in AOCI	—	1,612	—	—	—
Purchases, issuances and settlements	—	—	—	296	—
Ending balance at September 30, 2022	$28,383	$73,841	$(32)	$12,139	$943

	Nine Months Ended
	September 30, 2022
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$26,981	$119,815	$1,467	$10,257	$1,161
Net change recognized in earnings	1,402	765	(1,499)	(410)	(218)
Net change recognized in AOCI	—	3,779	—	—	—
Purchases, issuances and settlements	—	—	—	2,292	—
Redemptions	—	(50,518)	—	—	—
Ending balance at September 30, 2022	$28,383	$73,841	$(32)	$12,139	$943

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

Items Measured at Fair Value on a Non-recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
REO	$—	$—	$546	$546
Loans held for sale	—	40,063	—	40,063

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$1,883	$1,883
REO	—	—	340	340
Loans held for sale	—	49,474	—	49,474

The following table presents the gains and losses resulting from non-recurring fair value adjustments for the three and nine months ended September 30, 2023 and September 30, 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REO	$—	$—	$—	$—
Loans held for sale	(456)	(2,200)	(919)	(3,261)
Total loss from non-recurring measurements	$(456)	$(2,200)	$(919)	$(3,261)

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

As of September 30, 2023, the Company has recognized $1.6 million of unrecognized tax benefits for uncertain tax positions. The Company does not anticipate that there are additional uncertain tax positions or that any uncertain tax position which has not been recognized would materially affect the effective tax rate if recognized. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense. The Company files consolidated income tax returns in the U.S. federal jurisdiction and in the Oregon, California, Utah, Idaho and Montana state jurisdictions.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Tax credit investments	$104,590	$71,430
Unfunded commitments—tax credit investments	65,035	44,563

The following table presents other information related to the Company’s tax credit investments for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Tax credits and other tax benefits recognized	$2,134	$1,458	$6,403	$4,374
Tax credit amortization expense included in provision for income taxes	1,887	1,173	5,331	3,744
Note 9: CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings per share data for the three and nine months ended September 30, 2023 and 2022 (in thousands, except shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$45,854	$49,070	$141,000	$140,998

Basic weighted average shares outstanding	34,379,865	34,224,640	34,331,458	34,277,182
Dilutive effect of unvested restricted stock	49,861	191,377	107,756	222,064
Diluted weighted shares outstanding	34,429,726	34,416,017	34,439,214	34,499,246
Earnings per common share
Basic	$1.33	$1.43	$4.11	$4.11
Diluted	$1.33	$1.43	$4.09	$4.09

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

The Company reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of September 30, 2023, 277,304 restricted stock shares and 441,806 restricted stock units have been granted under the 2014 Plan of which 4,809 restricted stock shares and 23,143 restricted stock units were unvested.

The Company reserved 900,000 shares of common stock for issuance under the 2018 Plan in connection with the exercise of awards. As of September 30, 2023, 735,744 restricted stock units have been granted under the 2018 Plan of which 336,986 restricted stock units were unvested.

The Company reserved 625,000 shares of common stock for issuance under the 2023 Plan in connection with the exercise of awards. As of September 30, 2023, no shares had been granted under the 2023 Plan.

The expense associated with all restricted stock grants (including restricted stock shares and restricted stock units) was $2.4 million and $6.8 million for the three and nine month periods ended September 30, 2023, and was $2.3 million and $6.6 million for the three and nine month periods ended September 30, 2022, respectively. Unrecognized compensation expense for these awards as of September 30, 2023, was $14.2 million and will be recognized over a weighted average period of 12 months.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	September 30, 2023	December 31, 2022
Commitments to extend credit	$3,974,069	$4,031,954
Standby letters of credit and financial guarantees	31,218	26,119
Commitments to originate loans	32,185	53,266
Risk participation agreements	46,748	48,566

Derivatives also included in Note 13:
Commitments to originate loans held for sale	26,278	10,525
Commitments to sell loans secured by one- to four-family residential properties	9,373	12,568
Commitments to sell securities related to mortgage banking activities	26,000	7,000

In addition to the commitments disclosed in the table above, the Company is committed to funding its’ unfunded tax credit investments. The Company has also entered into agreements to invest in several limited partnerships. As of September 30, 2023 and December 31, 2022, the funded balances and remaining outstanding commitments of these limited partnership investments were as follows (in thousands):

	September 30, 2023		December 31, 2022
	Funded Balance	Unfunded Balance	Funded Balance	Unfunded Balance
Limited partnerships investments	$11,615	$10,885	$10,272	$12,228

Commitments to extend credit are agreements to lend to a client, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each client’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the client. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company’s allowance for credit losses - unfunded loan commitments at September 30, 2023 and December 31, 2022 was $15.0 million and $14.7 million, respectively.

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to clients during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the client. The Bank then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans would require a lock extension. The cost of a lock extension at times was borne by the client and at times by the Bank. These lock extension costs have not had a material impact to the Company’s operations. For mandatory delivery commitments the Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during the three and nine months ended September 30, 2023 or September 30, 2022. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to clients and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Bank holds a security interest.  Based upon the information known to management at this time, the Company has accrued $14.8 million related to outstanding legal proceedings. There are no other legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at September 30, 2023.

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

As of September 30, 2023 and December 31, 2022, the notional values or contractual amounts and fair values of the Company’s derivatives were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2023		December 31, 2022		September 30, 2023		December 31, 2022
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
Hedged interest rate swaps	$—	$—	$—	$—	$400,000	$21,166	$400,000	$26,485
Interest rate swaps not designated in hedge relationships	431,935	43,821	440,731	37,119	431,935	43,866	440,731	37,150
Master netting agreements		(20,012)		(17,780)		(20,012)		(17,780)
Cash offset/(settlement)		—		—		918		(8,705)
Net interest rate swaps		23,809		19,339		45,938		37,150
Risk participation agreements	1,108	—	1,283	—	45,639	19	47,283	67
Mortgage loan commitments	26,278	102	15,920	81	—	—	12,367	42
Forward sales contracts	28,544	236	16,568	61	4,368	25	3,000	76
Total	$487,865	$24,147	$474,502	$19,481	$481,942	$45,982	$503,381	$37,335

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on the Company’s variable-rate assets. During the next 12 months, the Company estimates that an additional $17.8 million will be reclassified as a decrease to interest income.

The following table presents the effect of cash flow hedge accounting on AOCI for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended September 30, 2023
	Amount of Gain or (Loss) Recognized in AOCI on Derivative	Amount of Gain or (Loss) Recognized in AOCI Included Component	Amount of Gain or (Loss) Recognized in AOCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest rate swaps	$(1,455)	$(1,455)	$—	Interest Income	$(4,546)	$(4,546)	$—

	For the Nine Months Ended September 30, 2023
	Amount of Gain or (Loss) Recognized in AOCI on Derivative	Amount of Gain or (Loss) Recognized in AOCI Included Component	Amount of Gain or (Loss) Recognized in AOCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest rate swaps	$(5,845)	$(5,845)	$—	Interest Income	$(12,317)	$(12,317)	$—

	For the Three Months Ended September 30, 2022
	Amount of Gain or (Loss) Recognized in AOCI on Derivative	Amount of Gain or (Loss) Recognized in AOCI Included Component	Amount of Gain or (Loss) Recognized in AOCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest rate swaps	$(9,153)	$(9,153)	$—	Interest Income	$(1,283)	$(1,283)	$—

	For the Nine Months Ended September 30, 2022
	Amount of Gain or (Loss) Recognized in AOCI on Derivative	Amount of Gain or (Loss) Recognized in AOCI Included Component	Amount of Gain or (Loss) Recognized in AOCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest rate swaps	$(26,795)	$(26,795)	$—	Interest Income	$(371)	$(371)	$—

At September 30, 2023 and December 31, 2022, we recorded total net unrealized losses on cash flow hedges in AOCI of $15.2 million and $20.1 million, respectively.

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

Mortgage Loan Commitments: The Company sells originated one- to four-family mortgage loans into the secondary mortgage loan markets. During the period of loan origination and prior to the sale of the loans into the secondary market, the Company has exposure to movements in interest rates associated with written interest rate lock commitments with potential borrowers to originate one- to four-family loans that are intended to be sold and for closed one- to four-family mortgage loans held for sale for which fair value accounting has been elected, that are awaiting sale and delivery into the secondary market. The Company economically hedges the risk of changing interest rates associated with these mortgage loan commitments by entering into forward sales contracts to sell one- to four-family mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates.

Gains (losses) recognized in income within mortgage banking operations on non-designated hedging instruments for the three and nine months ended September 30, 2023 and 2022, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Mortgage loan commitments	$(165)	$(472)	$65	$(1,582)
Forward sales contracts	522	682	601	681
	$357	$210	$666	$(901)

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between the Bank and the dealer counterparties, the agreements contain a provision where if the Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required the Bank to maintain a specific capital level. If the Bank had breached any of these provisions at September 30, 2023 or December 31, 2022, it could have been required to settle its obligations under the agreements at the termination value. As of September 30, 2023 and December 31, 2022, the Company had no obligations to dealer counterparties related to these agreements. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $19.3 million and $22.2 million as of September 30, 2023 and December 31, 2022, respectively. The collateral posted included restricted cash of $18.3 million and $15.9 million as of September 30, 2023 and 2022, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable. In addition, some interest rate swap derivatives between the Company and the dealer counterparties are cleared through central clearing houses. These clearing houses characterize the variation margin payments as settlements of the derivative’s market exposure and not as collateral. The variation margin is treated as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative liability. The variation margin adjustment was a positive adjustment of $918,000 and a negative adjustment of $8.7 million as of September 30, 2023 and December 31, 2022, respectively.

The following tables present additional information related to the Company’s derivative contracts, by type of financial instrument, as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$43,821	$(20,012)	$23,809	$—	$—	$23,809
	$43,821	$(20,012)	$23,809	$—	$—	$23,809

Derivative liabilities
Interest rate swaps	$65,032	$(19,094)	$45,938	$—	$(17,408)	$28,530
	$65,032	$(19,094)	$45,938	$—	$(17,408)	$28,530

	December 31, 2022
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$37,119	$(17,780)	$19,339	$—	$—	$19,339
	$37,119	$(17,780)	$19,339	$—	$—	$19,339

Derivative liabilities
Interest rate swaps	$63,634	$(26,484)	$37,150	$—	$(14,972)	$22,178
	$63,634	$(26,484)	$37,150	$—	$(14,972)	$22,178

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Banner is a bank holding company incorporated in the State of Washington, which wholly owns one subsidiary bank, Banner Bank. The Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of September 30, 2023, it had 135 branch offices and 18 loan production offices located in Washington, Oregon, California, Idaho and Utah.  Banner is subject to regulation by the Federal Reserve.  The Bank is subject to regulation by the Washington DFI and the FDIC.  As of September 30, 2023, we had total consolidated assets of $15.51 billion, total loans of $10.61 billion, total deposits of $13.17 billion and total shareholders’ equity of $1.52 billion.

The Bank is a regional bank that offers a wide variety of commercial banking services and financial products to individuals, businesses and public sector entities in its primary market areas.  The Bank’s primary business is that of traditional banking institutions, accepting deposits and originating loans in locations surrounding our offices in Washington, Oregon, California, Idaho and Utah.  The Bank is also an active participant in secondary loan markets, engaging in mortgage banking operations largely through the origination and sale of one- to four-family residential loans.  In 2023, the Bank discontinued the origination of multifamily loans for sale into the secondary market. Lending activities include commercial business and commercial real estate loans, agriculture business loans, construction and land development loans, one- to four-family and multifamily residential loans, SBA loans and consumer loans.

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

Third Quarter 2023 Highlights
•Revenues increased 2% to $154.4 million, compared to $150.9 million in the preceding quarter.
•Net interest income decreased 1% to $141.8 million in the third quarter of 2023, compared to $142.5 million in the preceding quarter.
•Net interest margin, on a tax equivalent basis, was 3.93%, compared to 4.00% in the preceding quarter.
•Mortgage banking revenue increased 22% to $2.0 million, compared to $1.7 million in the preceding quarter.
•Return on average assets was 1.17%, compared to 1.02% in the preceding quarter.
•Net loans receivable increased 1% to $10.46 billion at September 30, 2023, compared to $10.33 billion at June 30, 2023.
•Non-performing assets decreased to $26.8 million, or 0.17% of total assets, at September 30, 2023, compared to $28.7 million, or 0.18% of total assets at June 30, 2023.
•The allowance for credit losses - loans was $147.0 million, or 1.38% of total loans receivable, as of September 30, 2023, compared to $144.7 million, or 1.38% of total loans receivable, at June 30, 2023.
•Total deposits increased to $13.17 billion at September 30, 2023, compared to $13.10 billion at June 30, 2023.
•Core deposits (non-interest-bearing and interest-bearing transaction and savings accounts) decreased to $11.72 billion at September 30, 2023, compared to $11.74 billion at June 30, 2023. Core deposits represented 89% of total deposits at September 30, 2023.
•The Bank’s estimated uninsured deposits were approximately 31% of total deposits at both September 30, 2023 and June 30, 2023.
•The Bank’s estimated uninsured deposits, excluding collateralized public deposits and affiliate deposits, were approximately 28% of total deposits at both September 30, 2023 and June 30, 2023.
•Available borrowing capacity was $4.62 billion at September 30, 2023, compared to $4.02 billion at June 30, 2023.
•On balance sheet liquidity was $2.86 billion at September 30, 2023, compared to $3.07 billion at June 30, 2023.
•Dividends paid to shareholders were $0.48 per share in the quarter ended September 30, 2023.
•Common shareholders’ equity per share decreased 1% to $44.27 at September 30, 2023, compared to $44.91 at the preceding quarter end.
•Tangible common shareholders’ equity per share* decreased 2% to $33.22 at September 30, 2023, compared to $33.83 at the preceding quarter end.

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

	Quarters Ended			For the Nine Months Ended September 30,
	Sep 30, 2023	Jun 30, 2023	Sep 30, 2022	2023	2022
ADJUSTED REVENUE
Net interest income (GAAP)	$141,766	$142,518	$146,443	$437,596	$394,108
Non-interest income (GAAP)	12,658	8,422	15,585	30,357	62,185
Total revenue (GAAP)	154,424	150,940	162,028	467,953	456,293
Exclude: Net loss (gain) on sale of securities	2,657	4,527	(6)	14,436	(473)
Net change in valuation of financial instruments carried at fair value	654	3,151	(532)	4,357	(650)
Gain on sale of branches	—	—	—	—	(7,804)
Adjusted Revenue (non-GAAP)	$157,735	$158,618	$161,490	$486,746	$447,366

	Quarters Ended			For the Nine Months Ended September 30,
	Sep 30, 2023	Jun 30, 2023	Sep 30, 2022	2023	2022
ADJUSTED EARNINGS
Net income (GAAP)	$45,854	$39,591	$49,070	$141,000	$140,998
Exclude: Net loss (gain) on sale of securities	2,657	4,527	(6)	14,436	(473)
Net change in valuation of financial instruments carried at fair value	654	3,151	(532)	4,357	(650)
Gain on sale of branches	—	—	—	—	(7,804)
Banner Forward expenses(1)	996	195	411	1,334	4,455
Loss on extinguishment of debt	—	—	—	—	793
Related net tax (benefit) expense	(1,033)	(1,890)	31	(4,830)	883
Total adjusted earnings (non-GAAP)	$49,128	$45,574	$48,974	$156,297	$138,202
Diluted earnings per share (GAAP)	$1.33	$1.15	$1.43	$4.09	$4.09
Diluted adjusted earnings per share (non-GAAP)	$1.43	$1.32	$1.42	$4.54	$4.01

	Quarters Ended			For the Nine Months Ended September 30,
	Sep 30, 2023	Jun 30, 2023	Sep 30, 2022	2023	2022
ADJUSTED EFFICIENCY RATIO
Non-interest expense (GAAP)	$95,891	$95,405	$95,034	$285,917	$278,282
Exclude: Banner Forward expenses(1)	(996)	(195)	(411)	(1,334)	(4,455)
CDI amortization	(857)	(991)	(1,215)	(2,898)	(4,064)
State and municipal tax expense	(1,359)	(1,229)	(1,223)	(3,888)	(3,389)
REO operations	383	(75)	(68)	585	132
Loss on extinguishment of debt	—	—	—	—	(793)
Adjusted non-interest expense (non-GAAP)	$93,062	$92,915	$92,117	$278,382	$265,713

Net interest income (GAAP)	$141,766	$142,518	$146,443	$437,596	$394,108
Non-interest income (GAAP)	12,658	8,422	15,585	30,357	62,185
Total revenue (GAAP)	154,424	150,940	162,028	467,953	456,293
Exclude: Net loss (gain) on sale of securities	2,657	4,527	(6)	14,436	(473)
Net change in valuation of financial instruments carried at fair value	654	3,151	(532)	4,357	(650)
Gain on sale of branches	—	—	—	—	(7,804)
Adjusted revenue (non-GAAP)	$157,735	$158,618	$161,490	$486,746	$447,366

Efficiency ratio (GAAP)	62.10%	63.21%	58.65%	61.10%	60.99%
Adjusted efficiency ratio (non-GAAP)	59.00%	58.58%	57.04%	57.19%	59.39%
(1)Included in miscellaneous expenses in the Consolidated Statement of Operations.

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

TANGIBLE COMMON SHAREHOLDERS’ EQUITY TO TANGIBLE ASSETS
	September 30, 2023	December 31, 2022	September 30, 2022
Shareholders’ equity (GAAP)	$1,520,607	$1,456,432	$1,408,659
Exclude goodwill and other intangible assets, net	379,663	382,561	383,776
Tangible common shareholders’ equity (non-GAAP)	$1,140,944	$1,073,871	$1,024,883
Total assets (GAAP)	$15,507,880	$15,833,431	$16,360,809
Exclude goodwill and other intangible assets, net	379,663	382,561	383,776
Total tangible assets (non-GAAP)	$15,128,217	$15,450,870	$15,977,033
Common shareholders’ equity to total assets (GAAP)	9.81%	9.20%	8.61%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	7.54%	6.95%	6.41%

TANGIBLE COMMON SHAREHOLDERS’ EQUITY PER SHARE
Tangible common shareholders’ equity (non-GAAP)	$1,140,944	$1,073,871	$1,024,883
Common shares outstanding at end of period	34,345,949	34,194,018	34,191,759
Common shareholders’ equity (book value) per share (GAAP)	$44.27	$42.59	$41.20
Tangible common shareholders’ equity (tangible book value) per share (non-GAAP)	$33.22	$31.41	$29.97

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

Summary of Critical Accounting Estimates

Our critical accounting estimates are described in detail in the Critical Accounting Estimates section of the 2022 Form 10-K. The condensed consolidated financial statements are prepared in conformity with GAAP and follow general practices within the financial services industry in which the Company operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements. As this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain estimates inherently have a greater reliance on the use of assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes that the allowance for credit losses, fair value, goodwill, income taxes and deferred tax assets and legal contingencies are important to the portrayal of the Company’s financial condition and results of operations and requires significant judgements and assumptions which are susceptible to significant changes based on the current environment. There have been no significant changes in our application of critical accounting estimates since December 31, 2022.

Comparison of Financial Condition at September 30, 2023 and December 31, 2022

General:  Total assets decreased $325.6 million to $15.51 billion at September 30, 2023, from $15.83 billion at December 31, 2022. The decrease was primarily due to $300.0 million of reverse repurchase agreements maturing as well as the sale of securities during 2023, partially offset by loan growth.

Loans and lending: Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a total loans to total deposits ratio at a level designed to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. Our loan to deposit ratio at September 30, 2023 was 81%. We offer a wide range of loan products to meet the demands of our clients. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Total loans receivable (gross loans less deferred fees and discounts and excluding loans held for sale) increased $464.7 million at September 30, 2023, compared to December 31, 2022, primarily reflecting increased one-to-four family residential, multifamily real estate and multifamily construction. At September 30, 2023, our loans receivable totaled $10.61 billion compared to $10.15 billion at December 31, 2022.

The following table sets forth the composition of the Company’s loans receivable by type of loan as of the dates indicated (dollars in thousands):

				Percentage Change
	Sep 30, 2023	Dec 31, 2022	Sep 30, 2022	Year End	Prior Year Qtr.
Commercial real estate:
Owner-occupied	$911,540	$845,320	$862,792	7.8%	5.7%
Investment properties	1,530,087	1,589,975	1,604,881	(3.8)	(4.7)
Small balance CRE	1,169,828	1,200,251	1,188,351	(2.5)	(1.6)
Total Commercial real estate	3,611,455	3,635,546	3,656,024	(0.7)	(1.2)
Multifamily real estate	766,571	645,071	592,834	18.8	29.3
Construction, land and land development:
Commercial construction	168,061	184,876	171,029	(9.1)	(1.7)
Multifamily construction	453,129	325,816	275,488	39.1	64.5
One- to four-family construction	536,349	647,329	666,350	(17.1)	(19.5)
Land and land development	346,362	328,475	329,459	5.4	5.1
Total Construction, land and land development	1,503,901	1,486,496	1,442,326	1.2	4.3
Commercial business:
Commercial business	1,263,747	1,283,407	1,242,550	(1.5)	1.7
Small business scored	1,000,714	947,092	906,647	5.7	10.4
Total Commercial business	2,264,461	2,230,499	2,149,197	1.5	5.4
Agricultural business, including secured by farmland	334,626	295,077	299,400	13.4	11.8
One- to four-family residential	1,438,694	1,173,112	1,025,143	22.6	40.3
Consumer:
Consumer—home equity revolving lines of credit	579,836	566,291	545,807	2.4	6.2
Consumer—other	111,873	114,632	116,365	(2.4)	(3.9)
Total Consumer	691,709	680,923	662,172	1.6	4.5
Total loans receivable	$10,611,417	$10,146,724	$9,827,096	4.6%	8.0%

Our commercial real estate loans totaled $3.61 billion, or 34% of our loan portfolio, at September 30, 2023. In addition, multifamily real estate loans totaled $766.6 million and comprised 7% of our loan portfolio at September 30, 2023. Commercial real estate loans decreased by $24.1 million during the nine months of 2023, while multifamily real estate loans increased by $121.5 million.

Our construction, land and land development loans totaled $1.50 billion, or 14% of our loan portfolio at September 30, 2023, compared to $1.49 billion at December 31, 2022. The largest shifts in our construction, land and land development portfolio occurred in multifamily and one- to four-family construction loans. Multifamily construction loans increased $127.3 million, or 39%, to $453.1 million at September 30, 2023, compared December 31, 2022. Multifamily construction loans represented approximately 4% of our total loan portfolio at September 30, 2023 and is comprised of affordable housing projects and to a lesser extent market rate multifamily projects across our footprint. One- to four-family construction loans decreased $111.0 million, or 17%, to $536.3 million at September 30, 2023, compared to $647.3 million at December 31, 2022. One- to four-family construction loans represented approximately 5% of our total loan portfolio at September 30, 2023, and included speculative construction loans, as well as “all-in-one” construction loans made to owner occupants that convert to permanent loans upon completion of the homes that, depending on market conditions, may be subsequently sold into the secondary market.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  Our commercial and agricultural business loans increased $73.5 million, or 3%, to $2.60 billion at September 30, 2023, compared to $2.53 billion at December 31, 2022. Commercial and agricultural business loans represented approximately 24% of our loan portfolio at September 30, 2023. Our commercial business lending also includes participation in certain syndicated loans, including shared national credits, which totaled $252.8 million, or 2% of our loan portfolio, at September 30, 2023, compared to $234.1 million, or 2% of our loan portfolio, at December 31, 2022.

We are active originators of one- to four-family residential loans in most communities where we have established offices in Washington, Oregon, California, Idaho and Utah. Most of the one- to four-family residential loans we originate in normal market conditions are sold in secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking operations. At September 30, 2023, one- to four-family residential loans retained in our portfolio increased $265.6 million, to $1.44 billion, compared to $1.17 billion at December 31, 2022. The increase in one- to four-family residential loans was primarily the result of a higher percentage of one- to four-family construction loans converting to one- to four-family residential loans and new production being held in portfolio. One- to four-family residential loans represented 14% of our loan portfolio at September 30, 2023.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit clients. At September 30, 2023, consumer loans, including home equity revolving lines of credit, increased $10.8 million to $691.7 million, compared to $680.9 million at December 31, 2022.

The following table shows the commitment amount for loan origination (excluding loans held for sale) activity for the three months ended September 30, 2023, June 30, 2023 and September 30, 2022, as well as the nine months ended September 30, 2023 and September 30, 2022 (in thousands):

	Three Months Ended			Nine Months Ended
	Sep 30, 2023	Jun 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Commercial real estate	$62,337	$94,640	$92,062	$232,745	$300,848
Multifamily real estate	12,725	3,441	4,603	51,686	28,731
Construction and land	421,656	488,980	444,365	1,158,478	1,633,672
Commercial business	157,833	128,404	218,044	418,063	736,554
Agricultural business	17,466	28,367	9,879	69,014	65,341
One-to four- family residential	43,622	52,618	92,701	130,505	275,485
Consumer	70,043	112,555	126,940	243,486	442,752
Total commitment amount for loan originations (excluding loans held for sale)	$785,682	$909,005	$988,594	$2,303,977	$3,483,383

Loans held for sale decreased to $54.2 million at September 30, 2023, compared to $56.9 million at December 31, 2022, as sales exceeded originations of held-for-sale loans during the nine months ended September 30, 2023. Originations of loans held for sale decreased to $187.1 million for the nine months ended September 30, 2023, compared to $376.7 million for the same period last year, primarily due to decreased refinance activity as well as an overall decrease in purchase activity for one- to four-family residential mortgage and multifamily loans due to the increase in interest rates during the current year. The volume of one- to four-family residential mortgage loans sold was $190.4 million during the nine months ended September 30, 2023, compared to $348.7 million in the same period a year ago. During the nine months ended September 30, 2023, we sold $7.6 million of multifamily loans, compared to $26.3 million for the same period a year ago. Loans held for sale included $40.1 million and $49.5 million of multifamily loans at September 30, 2023 and December 31, 2022, respectively, with the remaining balance in one- to four-family residential mortgage loans. In 2023, the Bank discontinued the origination of multifamily loans for sale into the secondary market.

The following table presents loans by geographic concentration at September 30, 2023, December 31, 2022 and September 30, 2022 (dollars in thousands):

	Sep 30, 2023		Dec 31, 2022	Sep 30, 2022	Percentage Change
	Amount	Percentage	Amount	Amount	Year End	Prior Year Qtr.
Washington	$5,046,028	47.6%	$4,777,546	$4,648,124	5.6%	8.6%
California	2,570,175	24.2	2,484,980	2,323,740	3.4	10.6
Oregon	1,929,531	18.2	1,826,743	1,765,254	5.6	9.3
Idaho	600,648	5.7	565,586	588,498	6.2	2.1
Utah	57,711	0.5	75,967	95,250	(24.0)	(39.4)
Other	407,324	3.8	415,902	406,230	(2.1)	0.3
Total loans receivable	$10,611,417	100.0%	$10,146,724	$9,827,096	4.6%	8.0%

Investment Securities: Total securities decreased $539.9 million to $3.40 billion at September 30, 2023, from $3.94 billion at December 31, 2022, primarily due to $300.0 million of reverse repurchase agreements maturing as well as the sale of securities. Securities sales, paydowns and maturities exceeded purchases during the nine-month period ended September 30, 2023. Purchases during the nine months ended September 30, 2023, consisted primarily of state and local government obligations and agency commercial mortgage-backed securities. The average effective duration of the Company’s securities portfolio was 6.8 years at September 30, 2023, compared to 6.5 years at December 31, 2022. Net fair value adjustments to the portfolio of securities held for trading, which were included in net income, were a loss of $3.4 million for the nine months ended September 30, 2023. In addition, fair value adjustments for securities designated as available-for-sale decreased $71.7 million for the nine months ended September 30, 2023, which was included, net of the associated tax benefit of $17.2 million, as a component of other comprehensive income, and largely occurred as a result of increases in market interest rates during the nine months ended September 30, 2023. We also recorded a 750,000 provision for credit losses on the available for sale securities portfolio for the nine months ended September 30, 2023, related to an investment in subordinated debt. The Company held no securities purchased under resell agreements at September 30, 2023, compared to $300.0 million at December 31, 2022. The decrease in securities purchased under resell agreements was due to $300.0 million of reverse repurchase agreements maturing during the nine months ended September 30, 2023.

Deposits: Deposits, client retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes. We compete with other financial institutions and financial intermediaries in attracting deposits and we generally attract deposits within our primary market areas. Much of the focus of our branch strategy and marketing efforts over the last several years have been directed toward attracting additional deposit client relationships and balances. This effort has been particularly directed towards emphasizing core deposit activity in non-interest-bearing and other transaction and savings accounts. Despite rate sensitive deposits shifting out of non-interest bearing deposits during 2023, our strategy of focusing on relationship banking remains intact.

The following table sets forth the Company’s deposits by type of deposit account as of the dates indicated (dollars in thousands):

				Percentage Change
	Sep 30, 2023	Dec 31, 2022	Sep 30, 2022	Year End	Prior Year Qtr.
Non-interest-bearing	$5,197,854	$6,176,998	$6,507,523	(15.9)%	(20.1)%
Interest-bearing checking	2,006,866	1,811,153	1,856,244	10.8	8.1
Regular savings accounts	2,751,453	2,710,090	2,824,711	1.5	(2.6)
Money market accounts	1,760,066	2,198,288	2,323,844	(19.9)	(24.3)
Interest-bearing transaction & savings accounts	6,518,385	6,719,531	7,004,799	(3.0)	(6.9)
Total core deposits	11,716,239	12,896,529	13,512,322	(9.2)	(13.3)
Interest-bearing certificates	1,458,313	723,530	721,944	101.6	102.0
Total deposits	$13,174,552	$13,620,059	$14,234,266	(3.3)%	(7.4)%

Total deposits decreased $445.5 million compared to December 31, 2022, with core deposits decreasing $1.18 billion, partially offset by a $734.8 million increase in certificates of deposit. The decline in deposits during the nine months of 2023 was primarily due to interest rate sensitive clients moving a portion of their non-operating deposit balances to higher yielding investments. Certificates of deposit increased 102% at September 30, 2023, compared to December 31, 2022, reflecting increasing rates attracting customers to these deposit types and a $162.9 million increase in brokered deposits. We had $162.9 million of brokered deposits at September 30, 2023, compared to none at December 31, 2022. Core deposits represented 89% and 95% of total deposits at September 30, 2023 and December 31, 2022, respectively. Competition for deposits in our market areas remains strong.

The Bank’s estimated uninsured deposits were $4.08 billion or 31% of total deposits at September 30, 2023, compared to $4.84 billion or 35% of total deposits at December 31, 2022. The estimated uninsured deposit calculation includes $300.2 million and $304.2 million of collateralized public deposits at September 30, 2023 and December 31, 2022, respectively. Estimated uninsured deposits also include cash held by the Company of $97.8 million and $77.2 million at September 30, 2023 and December 31, 2022, respectively. The Bank’s estimated uninsured deposits, excluding collateralized public deposits and cash held at the holding company, were 28% of total deposits at September 30, 2023, compared to 33% of total deposits at December 31, 2022.

The following table sets forth the number and average account balance of the Company’s deposit accounts as of the dates indicated (dollars in thousands):

	Sep 30, 2023	Dec 31, 2022	Sep 30, 2022
Number of deposit accounts	466,159	471,140	477,082
Average account balance per account	$28	$29	$30

The following table presents deposits by geographic concentration at September 30, 2023, December 31, 2022 and September 30, 2022 (dollars in thousands):

	Sep 30, 2023		Dec 31, 2022	Sep 30, 2022	Percentage Change
	Amount	Percentage	Amount	Amount	Year End	Prior Year Qtr.
Washington	$7,241,341	55.0%	$7,563,056	$7,845,755	(4.3)%	(7.7)%
Oregon	2,918,446	22.1	2,998,572	3,148,520	(2.7)	(7.3)
California	2,342,345	17.8	2,331,524	2,493,977	0.5	(6.1)
Idaho	672,420	5.1	726,907	746,014	(7.5)	(9.9)
Total deposits	$13,174,552	100.0%	$13,620,059	$14,234,266	(3.3)%	(7.4)%

Borrowings: We had $140.0 million of FHLB advances at September 30, 2023, compared to $50.0 million at December 31, 2022. At September 30, 2023, Banner’s off-balance sheet liquidity included additional borrowing capacity of $2.98 billion at the FHLB and $1.52 billion at the Federal Reserve as well as federal funds line of credit agreements with other financial institutions of $125.0 million. Other borrowings, consisting of retail repurchase agreements primarily related to client cash management accounts, decreased $44.4 million, or 19%, to $188.4 million at September 30, 2023, compared to $232.8 million at December 31, 2022. Junior subordinated debentures totaled $66.3 million at September 30, 2023, compared to $74.9 million at December 31, 2022. Subordinated notes, net of issuance costs were $92.7 million at September 30, 2023, compared to $98.9 million at December 31, 2022. The decrease in subordinated notes was primarily due to Banner Bank’s purchase of $6.5 million of Banner’s subordinated debt during the second quarter of 2023.

Shareholders’ Equity: Total shareholders’ equity increased $64.2 million to $1.52 billion at September 30, 2023, as compared to $1.46 billion at December 31, 2022. The increase in shareholders’ equity was primarily due to a $91.0 million increase in retained earnings, as a result of $141.0 million in net income, partially offset by the accrual of cash dividends during the nine months ended September 30, 2023. In addition, AOCI decreased by $30.1 million, primarily due to an increase in the unrealized losses on the security portfolio. There were no shares of common stock repurchased during the nine months ended September 30, 2023. Tangible common shareholders’ equity, which excludes goodwill and other intangible assets and is a non-GAAP financial measure, increased $67.1 million to $1.14 billion, or 7.54% of tangible assets at September 30, 2023, compared to $1.07 billion, or 6.95% of tangible assets at December 31, 2022. A reconciliation of this non-GAAP financial measure to its comparable GAAP financial measure is presented above following Third Quarter 2023 Highlights.

Comparison of Results of Operations for the Three Months Ended September 30, 2023, and June 30, 2023, and the Nine Months Ended September 30, 2023 and 2022

For the quarter ended September 30, 2023, net income was $45.9 million, or $1.33 per diluted share, compared to $39.6 million, or $1.15 per diluted share, for the preceding quarter. For both the nine months ended September 30, 2023 and 2022, our net income was $141.0 million, or $4.09 per diluted share. The increase in net income for the current quarter was primarily due to a reduction in the provision for credit losses and an increase in non-interest income, partially offset by decreased net interest income. The decrease in net interest income was a result of an increase in funding costs due to an increase in the mix of higher cost retail certificates of deposit and the effect of market rate increases on deposit costs, partially offset by increased yields on loans due to the rising interest rates during the quarter. Our net income for the nine months ended September 30, 2023, included increased net interest income, partially offset by a decrease in non-interest income and increases in the provision for credit losses and non-interest expense.

Net interest margin for the current quarter was impacted by an increase in funding costs due to an increase in the mix of higher cost retail certificates of deposit and the effect of market rate increases on deposit costs, partially offset by increased yields on loans due to the rising interest rates during the quarter. Total revenue for the quarter ended September 30, 2023 increased compared to the preceding quarter due to increased interest income, a reduction in the net loss recognized on the sale of securities and a reduction in the net loss for fair value adjustments on financial instruments carried at fair value, partially offset by increased funding costs. Rising market interest rates during the current and previous year resulted in yields on loans and investment securities increasing at a faster pace than our funding costs for the nine months ended September 30, 2023, compared to the same period a year ago. The increase in the yields on loans and investment securities, partially offset by increased funding costs during the period improved our net interest margin for the nine months ended September 30, 2023, compared to the same period a year earlier. Total revenue increased during the nine months ended September 30, 2023, compared to the same period a year earlier due to increased interest income, partially offset by increased funding costs and the net loss on the sale of securities recorded during the current period.

We recorded a $2.0 million provision for credit losses for the quarter ended September 30, 2023, compared to a $6.8 million provision for credit losses in the preceding quarter. The provision for credit losses for the current quarter primarily reflects increased loan balances and unfunded loan commitments, partially offset by an increase in the trading price on bank subordinated debt investments. Banner recorded an $8.3 million provision for credit losses for the nine months ended September 30, 2023, compared to a $3.7 million provision for credit losses for the same period a year ago. The provision for credit losses for the nine months ended September 30, 2023, reflects growth in loan balances, a deterioration in forecasted economic conditions and rating downgrades on bank subordinated debt investments.

Total non-interest income increased in the quarter ended September 30, 2023, compared to the preceding quarter and decreased during the nine months ended September 30, 2023, compared to the same period a year ago. The increase in non-interest income during the current quarter compared to the preceding quarter was primarily due to a reduction in the net loss recognized on the sale of securities as well as a reduction in the net loss for fair value adjustments on financial instruments during the current quarter. The decrease in non-interest income during the nine months ended September 30, 2023, compared to the same period last year was primarily due to a net loss recognized on the sale of securities and a net loss for fair value adjustments on financial instruments, as well as a $7.8 million gain on the sale of branches, including related deposits, during the nine months ended September 30, 2022.

Total non-interest expense increased in the quarter ended September 30, 2023, compared to the preceding quarter and increased during the nine months ended September 30, 2023, compared to the same period a year ago. The increase in non-interest expense for the current quarter compared to the preceding quarter primarily reflects increases in payment and card processing services expense, professional and legal expenses and miscellaneous expense, partially offset by a decrease in salary and employee benefits expense. The nine month year-over-year increase in non-interest expense primarily reflects an increase in salary and employee benefits, a decrease in capitalized loan origination costs, and increases in information and computer data services and deposit insurance, partially offset by decreases in occupancy and equipment, payment and card processing services, and amortization of core deposit intangibles.

OPERATING DATA:	Quarters Ended			Nine months ended
(In thousands)	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest income	$179,064	$171,809	$151,119	$517,834	$407,011
Interest expense	37,298	29,291	4,676	80,238	12,903
Net interest income	141,766	142,518	146,443	437,596	394,108
Provision for credit losses	2,027	6,764	6,087	8,267	3,660
Net interest income after provision for credit losses	139,739	135,754	140,356	429,329	390,448
Deposit fees and other service charges	10,916	10,600	11,449	32,078	33,638
Mortgage banking operations	2,049	1,686	105	6,426	8,523
Net (loss) gain on sale of securities	(2,657)	(4,527)	6	(14,436)	473
Net change in valuation of financial instruments carried at fair value	(654)	(3,151)	532	(4,357)	650
All other non-interest income	3,004	3,814	3,493	10,646	18,901
Total non-interest income	12,658	8,422	15,585	30,357	62,185
Salary and employee benefits	61,091	61,972	61,639	184,452	181,957
All other non-interest expenses	34,800	33,433	33,395	101,465	96,325
Total non-interest expense	95,891	95,405	95,034	285,917	278,282
Income before provision for income tax expense	56,506	48,771	60,907	173,769	174,351
Provision for income tax expense	10,652	9,180	11,837	32,769	33,353
Net income	$45,854	$39,591	$49,070	$141,000	$140,998

PER COMMON SHARE DATA:	Quarters Ended			Nine months ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income:
Basic	$1.33	$1.15	$1.43	$4.11	$4.11
Diluted	1.33	1.15	1.43	4.09	4.09

Net Interest Income. Net interest income decreased by $752,000, or 1%, for the quarter ended September 30, 2023, compared to the preceding quarter. The decrease in net interest income was primarily due to increases in the cost of funding liabilities, partially offset by increases in the average yields on loans and investment securities.

The net interest margin on a tax equivalent basis decreased seven basis points to 3.93% for the quarter ended September 30, 2023, compared to a net interest margin on a tax equivalent basis of 4.00% for the preceding quarter, reflecting a 22 basis-point increase in the cost of funding liabilities, partially offset by a 14 basis-point increase in the average yields on interest-earning assets during the current quarter. Since March 2022, in response to inflation, the Federal Open Market Committee of the Federal Reserve System has increased the target range for the federal funds rate by 525 basis points, including 25 basis points during the third quarter of 2023, to a range of 5.25% to 5.50%. The increase in average yields on interest-earning assets reflects the benefit of variable rate interest-earning assets repricing higher, as well as new loans being originated at higher interest rates. The increase in the overall cost of funding liabilities compared to the previous quarter was primarily due to the increase in the costs of deposits from an increase in the higher cost retail certificates of deposit and the effect of market rate increases on deposit costs.

Net interest income increased by $43.5 million, or 11%, to $437.6 million for the nine months ended September 30, 2023, compared to $394.1 million for the same period one year earlier, primarily due to an increase in the average yields on interest-earning assets, partially offset by increased funding costs. The higher average yield on interest-earning assets compared to same period a year ago is primarily the result of rising interest rates. The net interest margin on a tax equivalent basis increased to 4.07% for the nine months ended September 30, 2023, compared to 3.49% for the same period in the prior year.

Interest Income. Interest income for the quarter ended September 30, 2023 was $179.1 million, compared to $171.8 million for the preceding quarter.  The increase in interest income during the current quarter compared to the preceding quarter occurred primarily as a result of average yields on total interest-earning assets increasing 14 basis points and the average balance of interest-earning assets increasing $23.2 million. The increased yield on interest-earning assets primarily reflects increases in the average yields on loans.

Interest income on loans for the current quarter increased by $8.4 million from the preceding quarter. The increased interest income on loans was due to the average loan yields increasing to 5.65% for the quarter ended September 30, 2023, from 5.51% in the preceding quarter, reflecting the impact of rising interest rates. Average loans receivable for the quarter ended September 30, 2023 increased 2%, compared to the preceding quarter, primarily reflecting the increase in one- to four-family loans.

The average balance of total investment securities decreased to $3.99 billion for the quarter ended September 30, 2023 (excluding the effect of fair value adjustments), compared to $4.21 billion for the preceding quarter. The interest and dividend income for the current quarter from those investments decreased by $1.2 million compared to the preceding quarter. The average yield on the combined portfolio increased slightly to 3.07% for the quarter ended September 30, 2023, from 3.05% in the preceding quarter.

Interest income for the nine months ended September 30, 2023 was $517.8 million, compared to $407.0 million for the same period in the prior year, an increase of $110.8 million. The results between the periods primarily reflect an increase in the average yield on interest-earning assets, mostly due to rising interest rates, partially offset by lower average balance of interest-earning assets.

Interest Expense. Interest expense for the quarter ended September 30, 2023 increased $8.0 million, or 27%, compared to the preceding quarter. The increase in interest expense occurred as a result of a 22 basis-point increase in the average cost of all funding liabilities to 1.08%. The average balance of funding liabilities decreased $9.3 million for the quarter ended September 30, 2023 compared to the preceding quarter due to decreases in non-interest-bearing deposits and FHLB advances, partially offset by higher average balances of certificates of deposit and interest-bearing transaction and savings accounts.

Interest expense for the nine months ended September 30, 2023 was $80.2 million, compared to $12.9 million for the same period in the prior year. The increase in interest expense occurred as a result of a 66 basis-point increase in the average cost of all funding liabilities to 0.78% for the nine months ended September 30, 2023, compared to 0.12% for the same period in the prior year, partially offset by a $1.08 billion, or 7%, decrease in average funding liabilities.  The decrease in the average balance of funding liabilities reflects decreases in non-interest-bearing deposits and interest-bearing transaction and savings accounts, partially offset by higher average balances of certificates of deposit and FHLB advances.

Deposit interest expense for the quarter ended September 30, 2023 increased $10.5 million, or 51%, compared to the preceding quarter, primarily as a result of an increase in the average rate paid on interest-bearing deposits and an increase in the average balance of higher cost certificates of deposit, including brokered deposits. The cost of interest-bearing deposits increased by 47 basis points to 1.57% for the quarter ended September 30, 2023, compared to 1.10% in the preceding quarter. The average rate paid on total deposits was 0.94% for the quarter ended September 30, 2023, compared to 0.64% in the preceding quarter. Average deposit balances increased to $13.15 billion for the quarter ended September 30, 2023, from $12.94 billion for the preceding quarter.

Deposit interest expense for the nine months ended September 30, 2023 increased $54.3 million to $60.8 million, compared to $6.5 million for the same period in the prior year. Average deposit balances decreased to $13.14 billion for the nine months ended September 30, 2023, from $14.37 billion for the same period a year earlier, while the average rate paid on deposits increased to 0.62% for the nine months ended September 30, 2023 from 0.06% for the same period in the prior year. The average cost of interest-bearing deposits increased by 96 basis points to 1.07% for the nine months ended September 30, 2023, compared to 0.11% in the same period a year earlier. The increase in the average cost of interest-bearing deposits was primarily the result of a 217 basis-point increase in the cost of certificates of deposit along with a $336.3 million increase in the average balance of certificates of deposit.

Interest expense on total borrowings for the quarter ended September 30, 2023 decreased to $6.3 million from $8.8 million for the preceding quarter, primarily due to a decrease in the average balance of total borrowings. Average total borrowings were $538.4 million for the quarter ended September 30, 2023, compared to $763.9 million for the preceding quarter. The decrease in average total borrowings was largely due to a $229.6 million decrease in the average balance of FHLB advances, partially offset by a $6.6 million increase in the average balance of other borrowings. The average rate paid on total borrowings for the quarter ended September 30, 2023 increased to 4.64% from 4.60% for the preceding quarter.

Interest expense on total borrowings for the nine months ended September 30, 2023 increased to $19.5 million from $6.4 million for the same period a year earlier due to an increase in both the average balance of and rate paid on total borrowings. Average total borrowings were $610.4 million for the nine months ended September 30, 2023, compared to $457.6 million for the same period a year earlier. The increase was primarily due to a $205.5 million increase in the average balance of FHLB advances, partially offset by a $49.6 million decrease in the average balance of other borrowings. The average rate paid on total borrowings for the nine months ended September 30, 2023 increased to 4.26% from 1.87% for the same period a year earlier.

Analysis of Net Interest Spread. The following tables present for the periods indicated our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities with additional comparative data on our operating performance (dollars in thousands):

ANALYSIS OF NET INTEREST SPREAD	Quarters Ended
(rates / ratios annualized)	Sep 30, 2023			Jun 30, 2023
(dollars in thousands)	Average Balance	Interest and Dividends(3)	Yield / Cost(3)	Average Balance	Interest and Dividends(3)	Yield / Cost(3)
Interest-earning assets:
Held for sale loans	$56,697	$765	5.35%	$56,073	$738	5.28%
Mortgage loans	8,596,705	118,285	5.46%	8,413,392	112,097	5.34%
Commercial/agricultural loans	1,822,609	29,866	6.50%	1,763,264	27,616	6.28%
SBA PPP loans	4,298	28	2.58%	5,247	67	5.12%
Consumer and other loans	138,723	2,226	6.37%	138,902	2,137	6.17%
Total loans(1)	10,619,032	151,170	5.65%	10,376,878	142,655	5.51%
Mortgage-backed securities	2,863,345	17,834	2.47%	2,958,700	18,429	2.50%
Other securities	1,071,389	12,128	4.49%	1,184,503	12,932	4.38%
Interest-bearing deposits with banks	43,594	529	4.81%	44,922	557	4.97%
FHLB stock	16,443	385	9.29%	25,611	157	2.46%
Total investment securities	3,994,771	30,876	3.07%	4,213,736	32,075	3.05%
Total interest-earning assets	14,613,803	182,046	4.94%	14,590,614	174,730	4.80%
Non-interest-earning assets	932,364			939,100
Total assets	$15,546,167			$15,529,714
Deposits:
Interest-bearing checking accounts	$1,971,179	4,190	0.84%	$1,870,605	2,331	0.50%
Savings accounts	2,659,890	8,400	1.25%	2,536,713	4,895	0.77%
Money market accounts	1,793,953	6,639	1.47%	1,957,553	6,007	1.23%
Certificates of deposit	1,412,542	11,772	3.31%	1,126,647	7,306	2.60%
Total interest-bearing deposits	7,837,564	31,001	1.57%	7,491,518	20,539	1.10%
Non-interest-bearing deposits	5,316,023	—	—%	5,445,960	—	—%
Total deposits	13,153,587	31,001	0.94%	12,937,478	20,539	0.64%
Other interest-bearing liabilities:
FHLB advances	161,087	2,233	5.50%	390,705	5,157	5.29%
Other borrowings	194,659	1,099	2.24%	188,060	771	1.64%
Junior subordinated debentures and subordinated notes	182,678	2,965	6.44%	185,096	2,824	6.12%
Total borrowings	538,424	6,297	4.64%	763,861	8,752	4.60%
Total funding liabilities	13,692,011	37,298	1.08%	13,701,339	29,291	0.86%
Other non-interest-bearing liabilities(2)	296,578			279,232
Total liabilities	13,988,589			13,980,571
Shareholders’ equity	1,557,578			1,549,143
Total liabilities and shareholders’ equity	$15,546,167			$15,529,714
Net interest income/rate spread (tax equivalent)		$144,748	3.86%		$145,439	3.94%
Net interest margin (tax equivalent)			3.93%			4.00%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(2,982)			(2,921)
Net interest income and margin, as reported		$141,766	3.85%		$142,518	3.92%
Additional Key Financial Ratios:
Return on average assets			1.17%			1.02%
Return on average equity			11.68%			10.25%
Average equity/average assets			10.02%			9.98%
Average interest-earning assets/average interest-bearing liabilities			174.47%			176.74%
Average interest-earning assets/average funding liabilities			106.73%			106.49%
Non-interest income/average assets			0.32%			0.22%
Non-interest expense/average assets			2.45%			2.46%
Efficiency ratio(4)			62.10%			63.21%
Adjusted efficiency ratio(5)			59.00%			58.58%
(1)Average balances include loans accounted for on a nonaccrual basis and accruing loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $1.9 million and $1.8 million for the three months ended September 30, 2023 and June 30, 2023, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.1 million for both the three months ended September 30, 2023 and June 30, 2023.
(4)Non-interest expense divided by the total of net interest income and non-interest income.
(5)Adjusted non-interest expense divided by adjusted revenue. Represents non-GAAP financial measures. See non-GAAP financial measure reconciliations presented above following Third Quarter 2023 Highlights.

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
	Average Balance	Interest and Dividends (3)	Yield/ Cost (3)	Average Balance	Interest and Dividends (3)	Yield/ Cost (3)
Interest-earning assets:
Held for sale loans	$55,157	$2,174	5.27%	$94,289	$2,446	3.47%
Mortgage loans	8,427,034	337,282	5.35%	7,581,540	261,021	4.60%
Commercial/agricultural loans	1,763,248	82,658	6.27%	1,574,957	52,582	4.46%
SBA PPP loans	5,437	145	3.57%	51,890	4,453	11.47%
Consumer and other loans	138,246	6,478	6.26%	117,892	5,207	5.91%
Total loans(1)	10,389,122	428,737	5.52%	9,420,568	325,709	4.62%
Mortgage-backed securities	2,971,124	55,386	2.49%	3,110,769	48,904	2.10%
Other securities	1,220,074	40,155	4.40%	1,624,138	32,333	2.66%
Interest-bearing deposits with banks	47,330	1,694	4.79%	1,214,076	7,507	0.83%
FHLB stock	18,772	632	4.50%	10,579	281	3.55%
Total investment securities	4,257,300	97,867	3.07%	5,959,562	89,025	2.00%
Total interest-earning assets	14,646,422	526,604	4.81%	15,380,130	414,734	3.61%
Non-interest-earning assets	930,934			1,250,719
Total assets	$15,577,356			$16,630,849
Deposits:
Interest-bearing checking accounts	$1,874,518	7,427	0.53%	$1,915,184	991	0.07%
Savings accounts	2,604,089	15,179	0.78%	2,826,757	1,187	0.06%
Money market accounts	1,971,514	16,445	1.12%	2,400,267	1,806	0.10%
Certificates of deposit	1,118,874	21,733	2.60%	782,548	2,517	0.43%
Total interest-bearing deposits	7,568,995	60,784	1.07%	7,924,756	6,501	0.11%
Non-interest-bearing deposits	5,571,896	—	—%	6,445,579	—	—%
Total deposits	13,140,891	60,784	0.62%	14,370,335	6,501	0.06%
Other interest-bearing liabilities:
FHLB advances	219,461	8,654	5.27%	13,919	291	2.80%
Other borrowings	203,932	2,251	1.48%	253,545	245	0.13%
Junior subordinated debentures and subordinated notes	186,964	8,549	6.11%	190,103	5,866	4.13%
Total borrowings	610,357	19,454	4.26%	457,567	6,402	1.87%
Total funding liabilities	13,751,248	80,238	0.78%	14,827,902	12,903	0.12%
Other non-interest-bearing liabilities (2)	289,558			241,010
Total liabilities	14,040,806			15,068,912
Shareholders’ equity	1,536,550			1,561,937
Total liabilities and shareholders’ equity	$15,577,356			$16,630,849
Net interest income/rate spread (tax equivalent)		$446,366	4.03%		$401,831	3.49%
Net interest margin (tax equivalent)			4.07%			3.49%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(8,770)			(7,723)
Net interest income and margin		$437,596	3.99%		$394,108	3.43%
Additional Key Financial Ratios:
Return on average assets			1.21%			1.13%
Return on average equity			12.27%			12.07%
Average equity / average assets			9.86%			9.39%
Average interest-earning assets / average interest-bearing liabilities			179.07%			183.48%
Average interest-earning assets / average funding liabilities			106.51%			103.72%
Non-interest income / average assets			0.26%			0.50%
Non-interest expense / average assets			2.45%			2.24%
Efficiency ratio (4)			61.10%			60.99%
Adjusted efficiency ratio (5)			57.19%			59.39%
(1)Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $5.4 million and $4.2 million for the nine months ended September 30, 2023 and 2022, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $3.4 million and $3.5 million for the nine months ended September 30, 2023 and 2022, respectively.
(4)Non-interest expense divided by the total of net interest income and non-interest income.
(5)Adjusted non-interest expense divided by adjusted revenue. Represents non-GAAP financial measures. See non-GAAP financial measure reconciliations presented above following Third Quarter 2023 Highlights.

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

	Quarters Ended			Nine Months Ended
CHANGE IN THE ALLOWANCE FOR CREDIT LOSSES - LOANS	Sep 30, 2023	Jun 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022

Balance, beginning of period	$144,680	$141,457	$128,702	$141,465	$132,099
Provision for credit losses – loans	2,943	3,559	6,347	7,276	2,115
Recoveries of loans previously charged off:
Commercial real estate	170	74	88	428	304
Construction and land	29	—	—	29	384
One- to four-family residential	59	36	25	212	163
Commercial business	403	524	924	1,046	1,307
Agricultural business, including secured by farmland	19	2	252	130	384
Consumer	126	117	85	412	413
	806	753	1,374	2,257	2,955
Loans charged off:
Commercial real estate	—	—	—	—	(2)
Construction and land	—	(156)	(25)	(156)	(30)
One- to four-family residential	—	(4)	—	(34)	—
Commercial business	(616)	(566)	(138)	(2,340)	(468)
Agricultural business, including secured by farmland	(564)	—	(42)	(564)	(42)
Consumer	(289)	(363)	(300)	(944)	(709)
	(1,469)	(1,089)	(505)	(4,038)	(1,251)
Net (charge-offs) recoveries	(663)	(336)	869	(1,781)	1,704
Balance, end of period	$146,960	$144,680	$135,918	$146,960	$135,918
Net (charge-offs) recoveries / Average loans receivable	(0.006)%	(0.003)%	0.009%	(0.017)%	0.018%
Allowance for credit losses - loans as a percentage of total loans	1.38%	1.38%	1.38%	1.38%	1.38%
The provision for credit losses - loans reflects the amount required to maintain the allowance for credit losses - loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. During the quarter ended September 30, 2023, we recorded a provision for credit losses - loans of $2.9 million, compared to a provision for credit losses - loans of $3.6 million during the preceding quarter. The provision for credit losses - loans for the current quarter primarily reflects increased loan balances. The provision for credit losses – loans for the preceding quarter reflected increased loan balances and a deterioration in forecasted economic conditions. Future assessments of the expected credit losses will not only be impacted by changes in both the composition and amount of loans, and to the reasonable and supportable forecast, but will also include an updated assessment of qualitative factors, as well as consideration of any required changes in the reasonable and supportable forecast reversion period.

Net loan charge-offs were $663,000 for the quarter ended September 30, 2023, compared to net loan charge-offs of $336,000 in the preceding quarter. The allowance for credit losses - loans as a percentage of total loans (loans receivable excluding allowance for credit losses - loans) was 1.38% at both September 30, 2023 and June 30, 2023.

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

	Quarters Ended			Nine Months Ended
CHANGE IN THE ALLOWANCE FOR CREDIT LOSSES - UNFUNDED LOAN COMMITMENTS	Sep 30, 2023	Jun 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Balance, beginning of period	$14,664	$13,443	$14,246	$14,721	$12,432
Provision (recapture) for credit losses - unfunded loan commitments	346	1,221	(205)	289	1,609
Balance, end of period	$15,010	$14,664	$14,041	$15,010	$14,041

The increase in the allowance for credit losses - unfunded loan commitments reflects an increase in the balance of unfunded loan commitments as of September 30, 2023.

Non-interest Income. The following table presents the key components of non-interest income for the periods indicated (dollars in thousands):

	Quarters Ended				Nine Months Ended September 30,
	Sep 30, 2023	Jun 30, 2023	Change Amount	Change Percent	2023	2022	Change Amount	Change Percent
Deposit fees and other service charges	$10,916	$10,600	$316	3.0%	$32,078	$33,638	$(1,560)	(4.6)%
Mortgage banking operations	2,049	1,686	363	21.5	6,426	8,523	(2,097)	(24.6)
Bank owned life insurance	2,062	2,386	(324)	(13.6)	6,636	5,674	962	17.0
Miscellaneous	942	1,428	(486)	(34.0)	4,010	5,423	(1,413)	(26.1)
	15,969	16,100	(131)	(0.8)	49,150	53,258	(4,108)	(7.7)
Net (loss) gain on sale of securities	(2,657)	(4,527)	1,870	(41.3)	(14,436)	473	(14,909)	nm
Net change in valuation of financial instruments carried at fair value	(654)	(3,151)	2,497	(79.2)	(4,357)	650	(5,007)	nm
Gain on sale of branches, including related deposits	—	—	—	nm	—	7,804	(7,804)	(100.0)
Total non-interest income	$12,658	$8,422	$4,236	50.3%	$30,357	$62,185	$(31,828)	(51.2)%

Non-interest income was $12.7 million for the quarter ended September 30, 2023, compared to $8.4 million for the preceding quarter, and was $30.4 million for the nine months ended September 30, 2023, compared to $62.2 million for the same period a year earlier. The increase in non-interest income during the current quarter compared to the preceding quarter was primarily due to a decrease in the net loss on the sale of securities and an improvement in the change in the valuation of financial instruments. The decrease in non-interest income for the nine months ended September 30, 2023, compared to the same period a year earlier was primarily due to the net loss recorded during the current period on the sale of securities, the recognition of a net loss for fair value adjustments on financial instruments carried at fair value, decreases in revenue from mortgage banking operations and deposit fees and other service charges, and a gain on sale of branches recognized during the nine months ended September 30, 2022.

Deposit fees and other service charges decreased by $1.6 million, or 5%, for the nine months ended September 30, 2023, compared to the same period a year earlier, primarily as a result of decreased deposit transaction activity and the discontinuation of certain deposit fees related to overdrafts during the nine months ended September 30, 2022.

Revenue from mortgage banking operations, including gains on one- to four-family and multifamily loan sales and loan servicing fees, decreased $2.1 million for the nine months ended September 30, 2023, compared to the same period a year earlier. Gains on sales of one- to four-family loans resulted in income of $1.6 million and $4.2 million for the quarter and nine months ended September 30, 2023, respectively, compared to $1.5 million in the preceding quarter, and $9.2 million for the nine months ended September 30, 2022. Home purchase activity accounted for 90% of one- to four-family mortgage loan originations in the third quarter of 2023, compared to 93% in the preceding quarter. Mortgage banking operations included a $456,000 lower of cost or market downward adjustment on multifamily held for sale loans for the quarter ended September 30, 2023, due to increases in market interest rates during the third quarter of 2023. This compares to a $757,000 lower of cost or market downward adjustment recorded during the preceding quarter. There were no multifamily loans sold during the third and second quarters of 2023. Mortgage banking revenue included a $919,000 lower of cost or market downward adjustment on multifamily held for sale loans for the nine months ended September 30, 2023, due to increases in market interest rates during the nine months of 2023, as well as $87,000 of gain recognized on the sale of multifamily loans. This compares to a $3.3 million lower of cost or market downward adjustment recorded during the nine months ended September 30, 2022 due to increases in market interest rates, as well as $398,000 of gain recognized on the sale of multifamily loans.

The net loss on sale of securities in the three and nine months ended September 30, 2023 reflects strategic sales of securities to minimize the impact of increasing rates on our securities portfolio. The net loss for fair value adjustments for changes in the valuation of financial instruments carried at fair value were due to declines in the current market valuation of investment securities held for trading and limited partnership investments.

Non-interest Expense.  The following table represents key elements of non-interest expense for the periods indicated (dollars in thousands):

	Quarters Ended				Nine Months Ended September 30,
	Sep 30, 2023	Jun 30, 2023	Change Amount	Change Percent	2023	2022	Change Amount	Change Percent
Salary and employee benefits	$61,091	$61,972	$(881)	(1.4)%	$184,452	$181,957	$2,495	1.4%
Less capitalized loan origination costs	(4,498)	(4,457)	(41)	0.9	(12,386)	(19,436)	7,050	(36.3)
Occupancy and equipment	11,722	11,994	(272)	(2.3)	35,686	38,512	(2,826)	(7.3)
Information and computer data services	7,118	7,082	36	0.5	21,347	19,451	1,896	9.7
Payment and card processing services	5,172	4,669	503	10.8	14,459	16,086	(1,627)	(10.1)
Professional and legal expenses	3,042	2,400	642	26.8	7,563	7,677	(114)	(1.5)
Advertising and marketing	1,362	940	422	44.9	3,108	2,609	499	19.1
Deposit insurance	2,874	2,839	35	1.2	7,603	4,910	2,693	54.8
State and municipal business and use taxes	1,359	1,229	130	10.6	3,888	3,389	499	14.7
Real estate operations, net	(383)	75	(458)	(610.7)	(585)	(132)	(453)	343.2
Amortization of core deposit intangibles	857	991	(134)	(13.5)	2,898	4,064	(1,166)	(28.7)
Loss on extinguishment of debt	—	—	—	nm	—	793	(793)	(100.0)
Miscellaneous	6,175	5,671	504	8.9	17,884	18,402	(518)	(2.8)
Total non-interest expense	$95,891	$95,405	$486	0.5%	$285,917	$278,282	$7,635	2.7%

Non-interest expense was $95.9 million for the quarter ended September 30, 2023, compared to $95.4 million for the preceding quarter, and $285.9 million for the nine months ended September 30, 2023, compared to $278.3 million for the same period last year. The increase in non-interest expense for the current quarter compared to the preceding quarter primarily reflects increases in payment and card processing services, professional and legal expenses, and miscellaneous expense, partially offset by a decrease in salary and employee benefits. The current quarter included $996,000 of Banner Forward expenses related to the consolidation of two branch locations, as well as expenses related to the discontinuation of the multifamily loans originated for sale business line due to the continued lack of an active secondary market for originated loans. The increase in non-interest expense for the nine months ended September 30, 2023, compared to the same period a year earlier was primarily due to an increase in salary and employee benefits, a decrease in capitalized loan origination costs, and increases in information and computer data services and deposit insurance, partially offset by decreases in occupancy and equipment, payment and card processing services, and amortization of core deposit intangibles.

Salary and employee benefits decreased for the quarter ended September 30, 2023, compared to the preceding quarter, primarily due to decreases in loan production related commission expense and salaries and wages expense. Salary and employee benefits increased for the nine months ended September 30, 2023, compared to the same period last year, primarily due to normal annual salary and wage increases, partially offset by decreases in loan production related commission expense.

Capitalized loan origination costs decreased for the nine months ended September 30, 2023, compared to the same period in the prior year, primarily due to decreased loan production compared to the same period last year.

Occupancy and equipment decreased for the nine months ended September 30, 2023, compared to the same period last year, primarily due to a reduction in building rent expense during the current year as a result of exiting a large lease agreement in the second quarter of 2022.

Information and computer data services increased for the nine months ended September 30, 2023, compared to the same period last year, primarily due to an increase in computer software expenses.

Deposit insurance increased $2.7 million for the nine months ended September 30, 2023, compared to the same period last year due to an increase in the FDIC assessment rate in 2023.

Our efficiency ratio was 62.10% for the current quarter, compared to 63.21% in the preceding quarter. Our adjusted efficiency ratio, a non-GAAP financial measure, was 59.00% for the current quarter, compared to 58.58% in the preceding quarter. See non-GAAP financial measure reconciliations presented above in the Third Quarter 2023 Highlights section.

Income Taxes. For the quarter ended September 30, 2023, we recognized $10.7 million in income tax expense for an effective tax rate of 18.9%, which reflects our blended statutory tax rate reduced by the effect of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting. Our statutory income tax rate is 23.5%, representing a blend of the statutory federal income tax rate of 21.0% and apportioned effects of the state income tax rates. For the quarter ended June 30, 2023, we recognized $9.2 million in income tax expense for an effective tax rate of 18.8%. For the nine months ended September 30, 2023, we recognized $32.8 million in income tax expense for an effective tax rate of 18.9%, compared to $33.4 million in income tax expense for an effective tax rate of 19.1% for the same period in the prior year.

Asset Quality

Maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us. We actively engage with our borrowers to resolve classified loans and other problem assets and effectively manage REO as a result of foreclosures.

Non-Performing Assets:  Non-performing assets increased to $26.8 million, or 0.17% of total assets, at September 30, 2023, from $23.4 million, or 0.15% of total assets, at December 31, 2022. Our allowance for credit losses - loans was $147.0 million, or 560% of non-performing loans, at September 30, 2023, compared to $141.5 million, or 615% of non-performing loans, at December 31, 2022.

The following table sets forth information with respect to our non-performing assets at the dates indicated (dollars in thousands):

	September 30, 2023	December 31, 2022	September 30, 2022
Nonaccrual Loans:
Secured by real estate:
Commercial	$1,365	$3,683	$6,997
Construction and land	5,538	181	299
One- to four-family	5,480	5,236	2,381
Commercial business	5,289	9,886	1,462
Agricultural business, including secured by farmland	3,170	594	594
Consumer	3,378	2,126	1,779
	24,220	21,706	13,512
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
One- to four-family	1,799	1,023	1,556
Commercial business	—	—	64
Consumer	245	264	61
	2,044	1,287	1,681
Total non-performing loans	26,264	22,993	15,193
REO, net	546	340	340
Other repossessed assets held for sale	—	17	17
Total non-performing assets	$26,810	$23,350	$15,550

Total non-performing assets to total assets	0.17%	0.15%	0.10%
Total nonaccrual loans to loans before allowance for credit losses - loans	0.23%	0.21%	0.14%

Loans 30-89 days past due and on accrual	$6,108	$17,186	$15,208

For the nine months ended September 30, 2023, interest income was reduced by $1.2 million as a result of nonaccrual loan activity, which includes the reversal of $410,000 of accrued interest as of the date the loan was placed on nonaccrual. There was no interest income recognized on nonaccrual loans for the nine months ended September 30, 2023.

The following table presents the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade at the dates indicated (in thousands):

	September 30, 2023	December 31, 2022	September 30, 2022

Pass	$10,467,498	$10,000,493	$9,672,473
Special Mention	19,394	9,081	18,251
Substandard	124,525	137,150	136,372
Total	$10,611,417	$10,146,724	$9,827,096

The decrease in substandard loans during the nine months ended September 30, 2023, primarily reflects risk rating upgrades as well as the payoff and sale of substandard loans. The increase in special mention loans during the nine months ended September 30, 2023, primarily reflects risk rating downgrades from pass to special mention as well as risk rating upgrades from substandard to special mention.

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

Our primary investing activity is the origination of loans and, in certain periods, the purchase of securities or loans.  During the nine months ended September 30, 2023 and 2022, our loan originations, including originations of loans held for sale, exceeded our loan repayments by $666.6 million and $998.1 million, respectively. There were no loan purchases during the nine months ended September 30, 2023, and $103.3 million of loan purchases during the nine months ended September 30, 2022. This activity was funded primarily through borrowings. During the nine months ended September 30, 2023 and 2022, we received proceeds of $212.0 million and $388.9 million, respectively, from the sale of loans. Securities purchased during the nine months ended September 30, 2023 and 2022 totaled $54.2 million and $797.3 million, respectively, and securities repayments, maturities and sales in those periods were $508.7 million and $362.1 million, respectively.

Our primary financing activity is gathering deposits. Total deposits decreased by $445.5 million during the nine months ended September 30, 2023, as a $1.18 billion decrease in core deposits was partially offset by the $734.8 million increase in certificates of deposit. The decline in deposits during the nine months of 2023 was primarily due to interest rate sensitive clients moving a portion of their non-operating deposit balances to higher yielding investments during the first and second quarters of 2023, partially offset by increases in deposits during the third quarter of 2023. Certificates of deposit are generally more vulnerable to competition and more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At September 30, 2023, certificates of deposit totaled $1.46 billion, or 11% of our total deposits, including $1.37 billion which were scheduled to mature within one year.  The increase in certificates of deposit during 2023 was due to a $162.9 million increase in brokered deposits, as well as clients seeking higher yields moving funds from core deposit accounts to higher yielding certificates of deposit. While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our certificates of deposit as they mature.

The Bank’s estimated uninsured deposits were $4.08 billion or 31% of total deposits at September 30, 2023, compared to $4.84 billion or 35% of total deposits at December 31, 2022. The estimated uninsured deposit calculation includes $300.2 million and $304.2 million of collateralized public deposits at September 30, 2023 and December 31, 2022, respectively. Estimated uninsured deposits also includes cash held by the Company of $97.8 million and $77.2 million at September 30, 2023 and December 31, 2022, respectively. Banner Bank’s estimated uninsured deposits, excluding collateralized public deposits and cash held at the holding company, were 28% of total deposits at September 30, 2023, compared to 33% of total deposits at December 31, 2022.

We had $140.0 million of FHLB advances at September 30, 2023, compared to $50.0 million at December 31, 2022. Other borrowings decreased $44.4 million to $188.4 million at September 30, 2023 from $232.8 million at December 31, 2022. Subordinated notes, net of issuance costs decreased to $92.7 million at September 30, 2023, compared to $98.9 million at December 31, 2022, primarily due to Banner Bank’s purchase of $6.5 million investment in Banner’s subordinated debt during the second quarter of 2023.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the nine months ended September 30, 2023, we used our sources of funds primarily to fund loan growth and deposit outflows. At September 30, 2023, we had outstanding loan commitments totaling $4.11 billion, relating to undisbursed loans in process and unused credit lines. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB, which provide for advances that in the aggregate would equal the lesser of 45% of the Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock).  At September 30, 2023, under these credit facilities based on pledged collateral, the Bank had $2.98 billion of available credit capacity. Advances under these credit facilities totaled $140.0 million at September 30, 2023. In addition, the Bank has been approved for participation in the FRBSF’s Borrower-In-Custody program. Under this program, based on pledged collateral, the Bank had available lines of credit of approximately $1.40 billion as of September 30, 2023, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans. The Bank also had $122.2 million of additional borrowing capacity through the FRBSF’s bank term funding program. We had no funds borrowed from the FRBSF at September 30, 2023 or December 31, 2022. At September 30, 2023, the Bank also had uncommitted federal funds line of credit agreements with other financial institutions totaling $125.0 million. No balances were outstanding under these agreements as of September 30, 2023 or December 31, 2022. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage. Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner’s primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.48 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued dividend payments during 2023 at this rate of $0.48 per share, our average total dividend paid each quarter would be approximately $16.5 million based on the number of outstanding shares at September 30, 2023. At September 30, 2023, Banner (on an unconsolidated basis) had liquid assets of $98.0 million.

As noted below, Banner Corporation and its subsidiary bank continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the nine months ended September 30, 2023, total shareholders’ equity increased $64.2 million, to $1.52 billion.  At September 30, 2023, tangible common shareholders’ equity, which excludes goodwill and other intangible assets, was $1.14 billion, or 7.54% of tangible assets.  Tangible common shareholders’ equity represents a non-GAAP financial measure. See, non-GAAP financial measure reconciliations presented above in the Third Quarter 2023 Highlights section

Capital Requirements

Banner is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve.  The Bank, as state-chartered, federally insured commercial bank, is subject to the capital requirements established by the FDIC.

The capital adequacy requirements are quantitative measures established by regulation that require Banner and the Bank to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets.  In addition to the minimum capital ratios, the Bank has to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At September 30, 2023, Banner and the Bank each exceeded all regulatory capital requirements to be “well capitalized”.

The actual regulatory capital ratios calculated for Banner Corporation and Banner Bank as of September 30, 2023, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as “Adequately Capitalized”		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Amount
Banner Corporation—consolidated
Total capital to risk-weighted assets	$1,873,419	14.34%	$1,045,239	8.00%	$1,306,548	10.00%
Tier 1 capital to risk-weighted assets	1,621,146	12.41	783,929	6.00	783,929	6.00
Tier 1 leverage capital to average assets	1,621,146	10.40	623,306	4.00	n/a	n/a
Common equity tier 1 capital	1,534,646	11.75	587,947	4.50	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	1,768,801	13.54	1,045,221	8.00	1,306,526	10.00
Tier 1 capital to risk-weighted assets	1,616,528	12.37	783,916	6.00	1,045,221	8.00
Tier 1 leverage capital to average assets	1,616,528	10.38	623,184	4.00	778,980	5.00
Common equity tier 1 capital	1,616,528	12.37	587,937	4.50	849,242	6.50

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management

Our financial condition and operations are influenced significantly by general economic conditions, including the absolute level of interest rates as well as changes in interest rates and the slope of the yield curve.  Our profitability is dependent, to a large extent, on our net interest income, which is the difference between the interest received from our interest-earning assets and the interest expense incurred on our interest-bearing liabilities.

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to clients than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of September 30, 2023, our loans with interest rate floors totaled $4.64 billion and had a weighted average floor rate of 4.29% compared to a current average note rate of 6.44%.  As of September 30, 2023, our loans with interest rates at their floors totaled $1.39 billion and had a weighted average note rate of 4.10%. The Company actively manages its exposure to interest rate risk through on-going adjustments to the mix of interest-earning assets and funding sources that affect the repricing speeds of loans, investments, interest-bearing deposits and borrowings.

The principal objectives of asset/liability management are: to evaluate the interest rate risk exposure; to determine the appropriate level of risk given our operating environment, business plan strategies, performance objectives, capital and liquidity constraints, and asset and liability allocation alternatives; and to manage our interest rate risk consistent with regulatory guidelines and policies approved by the Board of Directors.  Through such management, we seek to reduce the vulnerability of our earnings and capital position to changes in the level of interest rates.  Our actions in this regard are taken under the guidance of the Asset/Liability Management Committee, which is comprised of members of our senior management.  The Committee closely monitors our interest sensitivity exposure, asset and liability allocation decisions, liquidity and capital positions, and local and national economic conditions and attempts to structure the loan and investment portfolios and funding sources to maximize earnings within acceptable risk tolerances.

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

The following table sets forth, as of September 30, 2023, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+300	$(20,643)	(3.5)%	$(2,206)	(0.2)%	$(366,146)	(13.7)%
+200	(3,507)	(0.6)	20,684	1.6	(204,479)	(7.6)
+100	3,618	0.6	21,819	1.7	(85,045)	(3.2)
0	—	—	—	—	—	—
-100	(22,514)	(3.8)	(62,100)	(4.9)	50,314	1.9
-200	(45,076)	(7.6)	(125,780)	(9.9)	59,101	2.2
-300	(70,180)	(11.8)	(197,924)	(15.6)	(28,752)	(1.1)

(1)    Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.  The targeted Federal Funds Rate was between 5.25% and 5.50% at September 30, 2023.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 2023 (dollars in thousands).  The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At September 30, 2023, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $2.23 billion, representing a one-year cumulative gap to total assets ratio of 14.35%.  The interest rate risk indicators and interest sensitivity gaps as of September 30, 2023 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$946,350	$74,436	$155,384	$35,493	$26,188	$152	$1,238,003
Fixed-rate mortgage loans	232,637	192,604	707,759	558,471	782,420	305,193	2,779,084
Adjustable-rate mortgage loans	1,079,037	348,098	1,331,944	922,267	430,577	32,111	4,144,034
Fixed-rate mortgage-backed securities	83,500	92,533	337,395	417,082	853,710	1,004,548	2,788,768
Adjustable-rate mortgage-backed securities	293,567	45	193	212	4,103	—	298,120
Fixed-rate commercial/agricultural loans	106,519	90,053	247,811	141,993	152,402	30,741	769,519
Adjustable-rate commercial/agricultural loans	883,233	23,836	75,429	64,472	3,589	—	1,050,559
Consumer and other loans	448,991	92,656	51,616	36,055	27,973	43,472	700,763
Investment securities and interest-earning deposits	94,400	6,442	53,455	10,610	127,925	565,828	858,660
Total rate sensitive assets	4,168,234	920,703	2,960,986	2,186,655	2,408,887	1,982,045	14,627,510
Interest-bearing liabilities: (2)
Regular savings	250,247	164,406	552,999	418,059	656,643	709,099	2,751,453
Interest checking accounts	246,128	111,610	367,024	270,934	425,607	585,563	2,006,866
Money market deposit accounts	195,529	104,296	351,245	265,660	415,506	427,831	1,760,067
Certificates of deposit	1,079,544	294,419	75,290	8,276	784	—	1,458,313
FHLB advances	140,000	—	—	—	—	—	140,000
Subordinated notes	—	—	93,500	—	—	—	93,500
Junior subordinated debentures	89,178	—	—	—	—	—	89,178
Retail repurchase agreements	188,440	—	—	—	—	—	188,440
Total rate sensitive liabilities	2,189,066	674,731	1,440,058	962,929	1,498,540	1,722,493	8,487,817
Excess of interest-sensitive assets over interest-sensitive liabilities	$1,979,168	$245,972	$1,520,928	$1,223,726	$910,347	$259,552	$6,139,693
Cumulative excess of interest-sensitive assets	$1,979,168	$2,225,140	$3,746,068	$4,969,794	$5,880,141	$6,139,693	$6,139,693
Cumulative ratio of interest-earning assets to interest-bearing liabilities	190.41%	177.70%	187.04%	194.36%	186.92%	172.34%	172.34%
Interest sensitivity gap to total assets	12.76	1.59	9.81	7.89	5.87	1.67	39.59
Ratio of cumulative gap to total assets	12.76	14.35	24.16	32.05	37.92	39.59	39.59

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
(2)Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(3.2) billion, or (20.77)% of total assets at September 30, 2023.

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

(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls Over Financial Reporting:  In the quarter ended September 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

In the normal course of our business, we have various legal proceedings and other contingent matters pending. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. Furthermore, in some matters, it is difficult to assess potential exposure because the legal proceeding is still in the pretrial stage. These claims and counter claims typically arise during the course of collection efforts on problem loans or with respect to actions to enforce liens on properties in which we hold a security interest, although we also are subject to claims related to employment matters. Claims related to employment matters may include, but are not limited to, claims by our employees of discrimination, harassment, violations of wage and hour requirements, or violations of other federal, state, or local laws and claims of misconduct or negligence on the part of our employees. Some or all of these claims may lead to litigation, including class action litigation, and these matters may cause us to incur negative publicity with respect to alleged claims. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operation for any period. At September 30, 2023, we had accrued $14.8 million related to these legal proceedings. The ultimate outcome of these legal proceedings could be more or less than what we have accrued. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, operations or cash flows, except as set forth below.

A class and collective action lawsuit, Bolding et al. v. Banner Bank, US Dist. Ct., WD WA., was filed against Banner Bank on April 17, 2017. The plaintiffs are former and/or current mortgage loan officers of AmericanWest Bank and/or Banner Bank, who allege that the employer bank failed to pay all required regular and overtime wages that were due pursuant to the Fair Labor Standards Act (FLSA) and related laws of the state respective to each individual plaintiff. The plaintiffs seek regular and overtime wages, plus certain penalty amounts and legal fees. On December 15, 2017, the Court granted the plaintiffs’ motion for conditional certification of a class with regard to the FLSA claims; following notice given to approximately 160 potential class members, 33 persons elected to “opt-in” as plaintiffs in the class. On October 10, 2018, the Court granted plaintiffs’ motion for certification of a different class of approximately 200 members, with regard to state law claims. Significant pre-trial motions were filed by both parties, including various motions by Banner Bank seeking to dismiss and/or limit the class claims. The Court granted in part and denied in part Banner Bank’s motions and has ultimately allowed the case to proceed. The Court ruled on the last of the pre-trial motions on September 13, 2021, increasing the likelihood of trial or settlement. The parties participated in a mediation in December 2022. The parties have executed a written settlement agreement and on October 4, 2023, the Court issued an order granting preliminary approval of the settlement. A fairness hearing has been scheduled for February 22, 2024, for the Court to determine whether the settlement should be given final approval.

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

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2023:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
July 1, 2023 - July 31, 2023	363	$47.41	—	—
August 1, 2023 - August 31, 2023	30	47.02	—	—
September 1, 2023 - September 30, 2023	—	—	—	—
Total for quarter	393	$47.38	—

(1)    Includes 393 shares surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants during the three months ended September 30, 2023.

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
Amended and Restated Executive Severance and Change in Control Plan and Summary Plan Description (Amended and Restated effective as of July 1, 2023) [incorporated by reference to exhibit 10{j} included in the Form 10-Q dated June 30, 2023 (File No. 000-26584)]

10{k}	2023 Omnibus Incentive Plan [incorporated by reference as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 18, 2023 (File No. 000-26584)]

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit	Index of Exhibits

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

November 2, 2023	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

November 2, 2023	/s/ Robert G. Butterfield
Robert G. Butterfield
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)