Form 10-K
period 2023-12-31
BANNER CORP
filed 2024-02-23
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
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
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company" and emerging growth company in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U. S. C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s common stock quoted on The NASDAQ Stock Market on June 30, 2023, was:
Common Stock – $1,478,884,667
 (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)
 The number of shares outstanding of each of the classes of the registrant’s classes of common stock as of January 31, 2024:
Common Stock, $.01 par value – 34,348,455 shares
 Documents Incorporated by Reference
Portions of Proxy Statement for Annual Meeting of Shareholders to be held May 22, 2024 are incorporated by reference into Part III.

BANNER CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items, including statements about our financial condition, liquidity and results of operations. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth caused by increasing political instability from acts of war, and increasing supply chain disruptions; changes in the interest rate environment, including past increases in the Board of Governors of the Federal Reserve System (the Federal Reserve) benchmark rate and duration at which such increased interest rate levels are maintained, which could adversely affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity; the impact of continuing elevated inflation and the current and future monetary policies of the Federal Reserve in response thereto; the effects of any federal government shutdown; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses and provisions for credit losses; the ability to manage loan delinquency rates; competitive pressures among financial services companies; changes in consumer spending or borrowing and spending habits; interest rate movements generally and the relative differences between short and long-term interest rates, loan and deposit interest rates, net interest margin and funding sources; the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment; the transition to new interest rate benchmarks; the impact of repricing and competitors’ pricing initiatives on loan and deposit products; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values; the ability to adapt successfully to technological changes to meet clients’ needs and developments in the marketplace; the ability to access cost-effective funding; the ability to control operating costs and expenses; the use of estimates in determining fair value of certain assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect employees, and potential associated charges; disruptions, security breaches or other adverse events, failures or interruptions in, or attacks on, information technology systems or on the third-party vendors who perform critical processing functions; changes in financial markets; changes in economic conditions in general and in Washington, Idaho, Oregon and California in particular; secondary market conditions for loans and the ability to sell loans in the secondary market; the costs, effects and outcomes of litigation; legislation or regulatory changes, including but not limited to changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, results of safety and soundness and compliance examinations by the Federal Reserve, the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks (the Washington DFI), or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require restitution or institute an informal or formal enforcement action which could require an increase in reserves for loan losses, write-downs of assets or changes in regulatory capital position, or affect the ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions, any of which could adversely affect liquidity and earnings; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the quality and composition of our securities portfolio and the impact of adverse changes in the securities markets; the inability of key third-party providers to perform their obligations; changes in accounting principles, policies or guidelines, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business; other economic, competitive, governmental, regulatory and technological factors affecting operations, pricing, products and services; future acquisitions by Banner of other depository institutions or lines of business; and future goodwill impairment due to changes in Banner’s business, changes in market conditions; and other risks detailed from time to time in our reports filed with and furnished to the U.S. Securities and Exchange Commission (SEC), including this Annual Report on Form 10-K.

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

PART 1

Item 1 – Business

General

Banner is a bank holding company incorporated in the State of Washington which wholly owns one subsidiary bank, Banner Bank. The Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2023, its 135 branch offices and 13 loan production offices located in Washington, Oregon, California, Idaho and Utah. Banner is subject to regulation by the Federal Reserve. The Bank is subject to regulation by the Washington DFI and the FDIC. As of December 31, 2023, we had total consolidated assets of $15.67 billion, net loans of $10.66 billion, total deposits of $13.03 billion and total shareholders’ equity of $1.65 billion. Banner’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol “BANR.”

The Bank is a regional bank which offers a wide variety of commercial banking services and financial products to individuals, businesses and public sector entities in its primary market areas.  The Bank’s primary business is that of traditional banking institutions, accepting deposits and originating loans in locations surrounding our offices in Washington, Oregon, California and Idaho. In addition, the bank originates loans in the area surrounding its loan production office located in Utah.  The Bank is also an active participant in secondary loan markets, engaging in mortgage banking operations largely through the origination and sale of one- to four-family residential loans. Lending activities include commercial business and commercial real estate loans, agriculture business loans, construction and land development loans, one- to four-family and multifamily residential loans, U.S. Small Business Administration (SBA) loans and consumer loans.

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

We also focus on expanding our product offerings and investing heavily in marketing campaigns designed to significantly increase the brand awareness for the Bank. These marketing investments are a significant element in our strategy to grow client relationships and increase our market presence, while allowing us to better serve existing and future clients. We believe our branch network, broad product line and heightened brand awareness have created a franchise that is well positioned for growth and successful execution of our super community bank model. Our overall strategy is focused on delivering clients—including middle market and small businesses, business owners, their families and employees—a compelling value proposition by providing the financial sophistication and breadth of products of a regional bank while retaining the appeal, responsiveness, and superior service level of a community bank.

Our successful execution of a super community bank model and strategic initiatives have delivered solid core operating results and profitability over the last several years. Banner’s longer term strategic initiatives continue to focus on originating high quality assets and client acquisition, which we believe will continue to generate strong revenue while maintaining the Company’s moderate risk profile. In addition, our strategic initiatives relate to efficiency, talent retention and technology improvements.

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

Our net income is also affected by the level of our non-interest income, including deposit fees and other service charges, results of mortgage banking operations—which includes gains and losses on the sale of loans and servicing fees—gains and losses on the sale of securities, as well as our non-interest expenses and provisions for credit losses and income taxes.

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

Our lending activities are primarily directed toward the origination of commercial real estate and business loans. Commercial real estate loans include owner-occupied, investment properties and multifamily residential real estate. The level of activity in commercial real estate loans declined in 2023 with the rising interest rate environment. We also originate residential one- to four-family loans and construction, and land and land development loans, of which a significant component are residential one- to four-family construction loans. Throughout the year sales of completed homes continued to outpace new originations due to constrained housing inventories. Our commercial business lending is directed toward meeting the credit and related deposit and treasury management needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas. To a lesser extent, our commercial business lending has also included participation in certain national syndicated loans. Typically, most of the one- to four-family loans that we originate are sold in the secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. Demand for residential one- to four-family loans slowed during 2023 with the rising interest rate environment reducing refinance originations. Additionally, refinancing of custom construction loans into the secondary market at completion of construction has been impacted by the higher rate environment, leading to a large increase in retention of one- to four-family production held in the portfolio. Our consumer loan activity is primarily directed at meeting demand from our existing deposit clients. At December 31, 2023 our net loan portfolio totaled $10.81 billion compared to $10.15 billion at December 31, 2022.

One- to Four-Family Residential Real Estate Lending:  We originate loans secured by first mortgages on one- to four-family residences in the markets we serve.  Through our mortgage banking activities, we sell residential loans on either a servicing-retained or servicing-released basis. We have generally sold a significant portion of our conventional residential mortgage originations and nearly all of our government insured loans in the secondary market. As of December 31, 2023 14% of the loan portfolio, $1.52 billion, consisted of permanent one- to four-family residences.

We offer fixed- and adjustable-rate mortgages (ARMs) at rates and terms competitive with market conditions, primarily with the intent of selling these loans into the secondary market. Fixed-rate loans generally are offered on a fully amortizing basis for terms ranging from 10 to 30 years at interest rates and fees that reflect current secondary market pricing. Most ARM products offered by us adjust annually after an initial period ranging from one to five years, subject to a limitation on the annual adjustment and a lifetime rate cap. For a small portion of the portfolio, where the initial period exceeds one year, the first interest rate change may exceed the annual limitation on subsequent adjustments. Our ARM products most frequently adjust based upon the average yield on Treasury securities adjusted to a constant maturity of one year or other indices plus a margin or spread above the index.  ARM loans held in our portfolio may allow for interest-only payments for an initial period, up to five years, but do not provide for negative amortization of principal and carry no prepayment restrictions. The retention of ARM loans in our loan portfolio can help reduce our exposure to changes in interest rates.

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

Construction and Land Lending: Historically, we have invested a significant portion of our loan portfolio in residential construction and land loans to professional home builders and developers. Our land loans are typically on improved or entitled land, versus raw land. On a more limited basis, we also make land and land development loans to developers, builders and individuals to finance the acquisition and/or development of improved lots or unimproved land. In making land loans, we follow more conservative underwriting policies than those for construction loans but maintain similar disbursement and monitoring procedures. The initial term on land loans is typically one to three years with interest-only payments, payable monthly, with provisions for principal reduction as lots are sold and released.

We also make construction loans to qualified owner occupants, which upon completion of the construction phase convert to long-term amortizing one- to four-family residential loans that are eligible for sale in the secondary market. We regularly monitor our construction and land loan portfolios and the economic conditions and housing inventory in each of our markets and increase or decrease this type of lending as we observe market conditions change. Our residential construction and land and land development lending has been increasing recently in select markets and has made a meaningful contribution to our net interest income and profitability. We also originate construction loans for commercial and multifamily real estate.

Construction and land lending affords us the opportunity to achieve higher interest rates and fees with shorter terms to maturity than are generally available on other types of lending. Construction and land lending, however, involves a higher degree of risk than other lending opportunities. We attempt to address these risks by adhering to strict underwriting policies, disbursement procedures and monitoring practices, and the portfolio remains well diversified with respect to sub-markets, price ranges and borrowers.

Commercial and Multifamily Real Estate Lending: We originate loans secured by multifamily and commercial real estate, including loans for construction of multifamily and commercial real estate projects. Commercial real estate loans are made for both owner-occupied and investor-owned properties. Multifamily and commercial real estate lending affords us an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. In originating multifamily and commercial real estate loans, we consider the location, marketability and overall attractiveness of the properties. Our underwriting guidelines for multifamily and commercial real estate loans require an appraisal from a qualified independent appraiser, as well as an environmental risk assessment and an economic analysis of each property with regard to annual revenue and expenses, debt service coverage and fair value to determine the maximum loan amount. In the approval process we assess the borrower’s willingness and ability to manage the property and repay the loan and the adequacy of the collateral in relation to the loan amount. Our multifamily real estate portfolio, $811.2 million as of December 31, 2023, is granular in size and split between affordable housing projects and middle-income housing. Within our Commercial Real Estate portfolio, we have limited exposure to the office sector at 6% of total loans. The portfolio is granular in nature, geographically diversified and nearly 55% of the loans secured by office properties are owner occupied.

Multifamily and commercial real estate loans originated by us are both fixed- and adjustable-rate loans with intermediate terms of generally five to 10 years. A significant portion of our multifamily and commercial real estate loans are linked to various FHLB advance rates, certain prime rates, US Treasury rates, or other market rate indices. Rates on these adjustable-rate loans generally adjust with a frequency of one to five years after an initial fixed-rate period ranging from one to 10 years. Our commercial real estate portfolio consists of loans on a variety of property types with no large concentrations by property type, location or borrower. At December 31, 2023, the average size of our commercial real estate loans was $1.1 million and the largest commercial real estate loan, in terms of an outstanding balance, in our portfolio was $22.9 million.

Commercial Business Lending: We are active in small- to medium-sized business lending. Our commercial bankers are focused on local markets and devote a great deal of effort to developing client relationships and providing these types of borrowers with a full array of products and services delivered in a thorough and responsive manner. Our experienced commercial bankers and senior credit staff help us meet our commitment to small business lending while also focusing on corporate lending opportunities for borrowers with credit needs generally in a $3 million to $25 million range. In addition to providing earning assets, commercial business lending has helped us increase our deposit base. In recent years, our commercial business lending has included modest participation in certain national syndicated loans, including shared national credits. We also originate smaller balance business loans principally through our retail branch network, using our QuickStep business loan program, which is closely aligned with our consumer lending operations and relies on centralized underwriting procedures. QuickStep business loans are available up to $1.0 million, business lines of credit are available up to $500,000 and real estate loans are available up to $1.0 million.

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

Agricultural Lending:  Agriculture is a major industry in several of our markets. We make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting.  Payments on agricultural loans depend, to a large degree, on the results of operations of the related farm entity.  The repayment is also subject to other economic and weather conditions and market prices for agricultural products, which can be highly volatile.

Agricultural operating loans generally are made as a percentage of the borrower’s anticipated income to support budgeted operating expenses.  These loans are secured by a blanket lien on all crops, livestock, equipment, accounts and products and proceeds thereof.  In the case of crops, consideration is given to projected yields and prices from each commodity.  The interest rate is normally floating, based on the prime rate or another index, plus a negotiated margin.  Because these loans are made to finance a farm’s or ranch’s annual operations, they are usually written on a one-year review and renewable basis.  The renewal is dependent upon the prior year’s performance and the forthcoming year’s projections as well as the overall financial strength of the borrower.  We carefully monitor these loans and related variance reports on income and expenses compared to budget estimates.  To meet the seasonal operating needs of a farm, borrowers may qualify for single payment notes, revolving lines of credit and/or non-revolving lines of credit.

In underwriting agricultural operating loans, we consider the cash flow of the borrower based upon the expected operating results and the value of collateral used to secure the loans.  Collateral generally consists of cash crops produced by the farm, such as milk, grains, fruit, grass seed, peas, sugar beets, mint, onions, potatoes, corn and alfalfa, or livestock.  In addition to considering cash flow and obtaining a blanket security interest in the farm’s cash crop, we may also collateralize an operating loan with the farm’s operating equipment, breeding stock, real estate and federal agricultural program payments to the borrower.

We also originate loans to finance the purchase of farm equipment.  Loans to purchase farm equipment are made for terms of up to seven years.  On occasion, we also originate agricultural real estate loans secured primarily by first liens on farmland and improvements thereon located in our market areas, although generally only to service the needs of our existing clients.  Loans are generally written in amounts ranging from 50% to 75% of the tax assessed or appraised value of the property for terms of five to 20 years.  These loans typically have interest rates that adjust at least every five years based upon a Treasury index or FHLB advance rate plus a negotiated margin.  Fixed-rate loans are granted on terms usually not to exceed five years.  In originating agricultural real estate loans, we consider the debt service coverage of the borrower’s cash flow, the appraised value of the underlying property, the experience and knowledge of the borrower, the borrower’s past performance with us and the market area.  These loans normally are not made to start-up businesses and are reserved for existing clients with substantial equity and a proven history.

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

Consumer and Other Lending:  We originate a variety of consumer loans, including home equity lines of credit; automobile, boat and recreational vehicle loans; and loans secured by deposit accounts.  While consumer lending has traditionally been a small part of our business, with loans made primarily to accommodate our existing client base, it has received consistent emphasis in recent years.  Part of this emphasis includes a Banner Bank-owned credit card program.  Similar to other consumer loan programs, we focus this credit card program on our existing client base to add to the depth of our client relationships.  In addition to earning balances, credit card accounts produce non-interest revenues through interchange fees and other activity-based revenues. Our underwriting of consumer loans is focused on the borrower’s credit history and ability to repay the debt as evidenced by documented sources of income.

Loan Solicitation and Processing:  We originate real estate loans in our market areas by direct solicitation of builders, developers, depositors, walk-in clients, real estate brokers and visitors to our website.  One- to four-family residential loan applications are taken by our mortgage loan officers or through our website and are processed in branch or regional locations. In addition, we have specialized loan origination units focused on construction and land development, commercial real estate and multifamily loans. Most underwriting and loan administration functions for our real estate loans are performed by loan personnel at central locations.

In addition to commercial real estate loans, our commercial bankers solicit commercial and agricultural business loans through call programs focused on local businesses and farmers.  While commercial bankers are delegated reasonable lending authority based upon their qualifications, credit decisions on significant commercial and agricultural loans are made by senior credit officers based on their lending authority or, if required, by the Credit Risk Committee of the Board of Directors of the Bank.

We originate consumer loans and small business (including QuickStep) commercial business loans through various marketing efforts directed primarily toward our existing deposit and loan clients.  Consumer and small business commercial business loan applications are primarily underwritten and documented by centralized administrative personnel.

Loan Originations, Sales and Purchases

While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative client demand and competition in each market we serve.  For the years ended December 31, 2023 and 2022, we originated loans, net of repayments, including our participation in syndicated loans and loans held for sale of $886.8 million and $1.3 billion, respectively.

We sell many of our newly originated residential one- to four-family loans to secondary market purchasers as part of our interest rate risk management strategy. We previously originated multifamily loans for sale in the secondary market, but discontinued this line of business during the fourth quarter of 2023. Sales of loans generally are beneficial to us because these sales may generate income at the time of sale, provide funds for additional lending and other investments, increase liquidity or reduce interest rate risk.  We sell one- to four-family mortgage loans on both a servicing-retained and a servicing-released basis.  All loans are sold without recourse but subject to the standard representations and warranties contained in the loan sale agreement. The decision to hold or sell loans is based on asset liability management goals, strategies and policies and on market conditions.  In addition, we generally sell the guaranteed portion of SBA loans.

We periodically purchase whole loans, loan participation interests, and participate in syndications, including shared national credits. These purchases are made during periods of reduced loan demand in our primary market area and to support our Community Reinvestment Act lending activities.  Any such purchases or loan participations are generally made on terms consistent with our underwriting standards; however, the loans may be located outside of our normal lending area.

Loan Servicing

We receive fees from a variety of institutional owners in return for performing the traditional services of collecting individual payments and managing portfolios of sold loans.  At December 31, 2023, we were servicing $3.05 billion of loans for others.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance.  In addition to earning fee income, we retain certain amounts in escrow for the benefit of the lender for which we incur no interest expense but are able to invest the funds into earning assets.

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

Asset Quality

Classified Assets:  State and federal regulations require that the Bank review and classify its problem assets on a regular basis.  In addition, in connection with examinations of insured institutions, state and federal examiners have authority to identify problem assets and, if appropriate, require them to be classified.  Historically, we have not had any meaningful differences of opinion with the examiners with respect to asset classification.  The Bank’s Credit Policy Division reviews detailed information with respect to the composition and performance of the loan portfolios, including information on risk concentrations, delinquencies and classified assets for the Bank.  The Credit Policy Division approves all recommendations for new classified loans or, in the case of smaller-balance homogeneous loans including residential real estate and consumer loans, it has approved policies governing such classifications, or changes in classifications, and develops and monitors action plans to resolve the problems associated with the assets.  The Credit Policy Division also approves recommendations for establishing the appropriate level of the allowance for credit losses.  Significant problem loans are transferred to the Bank’s Special Assets Department for resolution or collection activities.  We review asset quality at least quarterly.

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

Real Estate Owned:  Real estate owned (REO) is property acquired by foreclosure or receiving a deed in-lieu-of foreclosure and is recorded at the estimated fair value of the property, less expected selling costs.  Development and improvement costs relating to the property are capitalized to the extent they add value to the property.  The carrying value of the property is periodically evaluated by Management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are credited or charged to operations in the period in which they are realized.  The amounts we will ultimately recover from REO may differ substantially from the carrying value of the assets because of market factors beyond our control or because of changes in our strategies for recovering the investment.

Investment Activities

Investment Securities: Under Washington state law and FDIC regulation, banks are permitted to invest in various types of marketable securities.  Authorized securities include but are not limited to Treasury obligations, securities of various federal agencies (including government-sponsored enterprises), mortgage-backed and asset-backed securities, certain certificates of deposit of insured banks and savings institutions, bankers’ acceptances, repurchase agreements, federal funds, commercial paper, corporate debt and equity securities and obligations of states and their political subdivisions.  Our investment policies are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate risk or credit risk.  Our policies generally limit investments to U.S. Government and agency (including government-sponsored entities) securities, municipal bonds, certificates of deposit, corporate debt obligations and mortgage-backed securities.  Investment in mortgage-backed securities may include those issued or guaranteed by Freddie Mac, Fannie Mae, Government National Mortgage Association (Ginnie Mae or GNMA) and investment grade privately issued mortgage-backed securities, and collateralized mortgage obligations (CMOs).  All of our investment securities, including those with a credit rating, are subject to market risk in so far as a change in market rates of interest or other conditions may cause a change in an investment’s earnings performance and/or market value.

Derivatives: We are party to various derivative instruments that are used for asset and liability management and client financing needs. Derivative instruments are contracts between two or more parties that have a notional amount and an underlying variable, require no net investment and allow for the net settlement of positions. The notional amount serves as the basis for the payment provision of the contract and takes the form of units, such as shares or dollars. The underlying variable represents a specified interest rate, index, or other component. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and influences the market value of the derivative contract.

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

Deposit Activities and Other Sources of Funds

General:  Deposits, FHLB advances (or other borrowings) and loan repayments are our major sources of funds for lending and other investment purposes.  Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced by general economic, interest rate and money market conditions and may vary significantly.  Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources.  Borrowings may also be used on a longer-term basis to fund loans and investments, and to manage interest rate risk.

We face competition from various financial institutions and intermediaries for deposits. Intense competition exists for transaction balances and savings deposits, with commercial banks, credit unions and non-bank entities, including securities brokerage firms, mutual funds and diversified corporations with nationwide office networks, actively participating. Our efforts, including acquisitions, branch relocations, renovations, and marketing campaigns, are primarily focused on expanding deposit client relationships and balances.  In addition, our electronic and digital banking activities, encompassing debit card and ATM programs, internet banking services, and remote deposit and mobile banking capabilities, aim to offer products and services that not only enhance client relationships but also contribute to the growth of deposit balances and generate fee income. Core deposits, consisting of non-interest-bearing checking accounts and interest-bearing transaction and savings accounts, constitute a fundamental element of our business strategy. As of December 31, 2023, core deposits represented 89% of total deposits, down from 95% a year earlier.

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

Between 2002 and 2007, we issued junior subordinated debentures in conjunction with the sale of trust preferred securities (TPS). These securities were sold through special purpose business trusts established by Banner and were privately offered to pooled investment vehicles. The proceeds from the TPS issuances were predominantly invested as additional paid-in capital at the Bank. In addition, through acquisitions, Banner acquired additional junior subordinated debentures. During 2020, we issued and sold 5.0% fixed-to-floating subordinated notes, which are due in 2030.

Personnel
Human Capital

At Banner, our employees are a critical component of our success. Because our business depends on our ability to retain, develop and attract top talent, we seek to provide a work environment that allows for career growth and opportunities for meaningful community involvement. Our employees contribute to our commitment to corporate responsibility through personal volunteerism and active engagement in the communities in which they live and work.

As our business grows and evolves, the demand for qualified candidates continues to grow. Meanwhile, the pool of experienced candidates in the financial services industry is shrinking, presenting a growing challenge to securing top talent. To address this challenge, we have developed and continue to enhance a robust and comprehensive company-wide talent management program. This program encompasses talent acquisition and selection, performance coaching, career development, retention of top talent and succession planning, all with a commitment to promoting diversity, equity and inclusion.

Diversity, Equity and Inclusion (DEI). We believe that diversity of thought and experiences results in better outcomes for all of our stakeholders and empowers our employees to make more meaningful contributions within our Company and communities.

Our Board of Directors, through its Compensation and Human Capital Committee and in partnership with the Bank’s executive team, including its Chief Human Resources and Diversity Officer, oversees our human capital management strategies, programs and practices, including our diversity and inclusion initiatives; governs our establishment, maintenance and administration of appropriately designed compensation programs and plans; and reviews our employee engagement and exit survey trends.

Our cross-functional, employee-led DEI council provides leadership and serves as a catalyst for inclusion and diversity initiatives across our organization. The DEI council is intended to help develop effective strategies to encourage diversity, equity and inclusion in our workplace and to attract, develop and retain diverse talent. Our CEO, Mark Grescovich, signed the CEO Action for Diversity & Inclusion Pledge in 2022 to demonstrate our commitment to fostering a diverse and inclusive workplace. With this commitment, among other things, we require all of our employees, including new hires, to complete unconscious bias training to help them recognize their blind spots. In addition to unconscious bias training, in 2023, we provided quarterly DEI learning opportunities on topics such as LGBTQ+ Inclusion, DEI at Work, and Cultural Competence.

In 2023, we conducted a pulse survey to assess our inclusion and diversity efforts. Over 1,000 employees participated and the results indicated we are strong at integrating differences, providing psychological safety, and creating a sense of belonging. Additionally, our employees provided feedback on which Employee Resource Groups (ERGs) to add in 2023. In response, we launched two new ERGs in 2023-- Black, Indigenous, People of Color (BIPOC) and Veterans, in addition to the two ERGs that were established in 2022-- Women in Leadership and Working Parents and Caregivers. Our ERGs give employees the opportunity to discuss issues important to the group and are designed to support our business goals, diversify our leadership, and promote an inclusive and supportive culture.

We aim to maintain a work environment where every employee is treated with dignity and respect, is free from discrimination and harassment and is allowed to devote their full attention and best efforts to performing their job to the best of their ability; we maintain a Respectful Workplace Policy in alignment with this commitment. We strive to operate with an “open door policy” where employee concerns can be discussed anytime directly with leadership or human resources.

Employing the best talent—including individuals who possess a broad range of experiences, backgrounds and skills—enables us to anticipate and meet the needs of our business and our clients. We have a strong team of colleagues who are collectively capable of professionally operating the business and fulfilling our vision. The following tables illustrate our employees’ gender and racial diversity by level as of December 31, 2023:

Employee Position Level	Female	Male
Individual Contributor	69%	31%
Manager	65%	35%
Director*	44%	56%
Executive	40%	60%
Total workforce	67%	33%
* Refers to director-level employees, not Board of Directors

Employee Position Level	Persons of Color	White
Individual Contributor	30%	70%
Manager	22%	78%
Director*	15%	85%
Executive	—%	100%
Total workforce	28%	72%
* Refers to director-level employees, not Board of Directors

Talent Acquisition and Attrition. To cultivate and recruit hard-to-fill positions, we partner closely with several colleges and universities with well-known programs relevant to our business. In 2023, we continued our Flexible Workplace Program which provides hybrid and remote career opportunities. The program was formally launched in 2022 to support hiring talent from a more diverse group of candidates, improve the work experience for our employees, enhance retention and strengthen our leadership pipeline. Additionally, we remain highly focused on retention of female and diverse talent where competitive pressures continue to escalate. Our voluntary employee turnover rate in 2023 decreased to 15% as compared to 21% in 2022.

Our employment application and hiring processes do not solicit prior compensation information from candidates. This approach helps ensure that our new hire compensation is based on individual qualifications and roles, rather than being influenced by a candidate’ previous compensation history. In 2023, Banner initiated a partnership with BankWork$, an organization dedicated to assisting young adults from under-resourced communities in building meaningful careers in banking. This collaboration involves a free, eight-week career training program, placement assistance, and ongoing coaching. As a result of this partnership, we successfully hired seven participants from the BankWork$ program. In total, we hired 355 new employees into our workforce in 2023. As of December 31, 2023, approximately 38% of our workforce was working remotely. Among remote employees, women comprised 65% and people of color represented 21%. Our flexibility to accommodate remote work arrangements underscores our commitment to fostering a diverse and inclusive workplace and creating a more equitable work environment, by addressing some of the challenges that tend to disproportionately impact women and people of color.

Employee Engagement. We utilize anonymous employee surveys to gather valuable feedback on key initiatives, utilizing the results to enhance existing programs and develop new ones. In our commitment to fostering employee engagement and transparency, we share the survey results with our workforce. Additionally, senior leadership analyzes areas of progress or opportunities for improvement, prioritizing responsive actions and activities. In 2023, we conducted an engagement survey, achieving an overall engagement score of 86%, with 76% of our employees participating in the survey. The survey results, among other things, indicated that our employees demonstrate ethical conduct in business dealings, possess knowledge about our clients’ needs, and understand their own contributions to the Bank’s goals. Beyond a formal engagement survey, we provide regular opportunities for managers and employees to ask questions, raise concerns and provide suggestions for ways to build a better and stronger company. Throughout 2023, this initiative included quarterly virtual meetings where we communicated our results and progress on strategic initiatives. Additionally, more than 1,300 employees attended more than a dozen in-person employee townhalls providing direct access for employees to engage with Company leaders. This multifaceted approach supports open communication channels and strengthens our commitment to continuous improvement and employee satisfaction.

Total Rewards (Compensation and Benefits). We provide robust compensation and benefits programs to help meet the needs of our employees. These programs include, subject to eligibility policies, variable pay tied to performance for all employees, a 401(k) plan (including an employer match up to 4% of eligible earnings), healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family care resources, flexible work schedules, employee assistance programs and tuition assistance, among many others. New employees are eligible for group benefits on the first day of the month following their hire date. For some employees, this means they become eligible for coverage in their first week of employment. We also grant long-term, stock-based incentive awards to a select group of senior leaders who we believe play critical roles in the Company’s future. We believe our compensation program is competitive within the financial industry, and we periodically review our plans and programs, as well as market surveys, to help ensure that our compensation program is consistent with our level of performance and that we have a current understanding of peer practices.

We offer comprehensive health insurance coverage, including telehealth services, to employees working an average of 20 hours or more per week. Coverage is also available to eligible employees’ family members including domestic partners. Beyond traditional health insurance, we offer a range of mental health-related programs and benefits, including text-based and telehealth services, a 24-hour nurse line and an employee assistance program. Additionally, we offer virtual physical therapy benefits, virtual support for hypertension and diabetes, and subsidized child, adult or senior care planning services. To further support employees and their caregivers dealing with cancer, we offer cancer support services. Dedicated cancer care coaches are available 24/7 to provide personalized guidance on navigating the complexities of cancer care.

In addition to our core benefits program, we recognize the importance of supporting employees during significant life events. Therefore, we offer parental leave, providing eight weeks of leave for both birth and non-birth parents, including adoption or surrogacy. Our benefits package also includes traditional sick leave of up to 10 days per year and 12 weeks of short-term disability coverage. Furthermore, employees have the flexibility to take up to 16 paid personal hours throughout the year to observe individual days of significance, such as religious holidays or culturally significant days, or for other personal reasons. This comprehensive benefits package reflects our commitment to the well-being and work-life balance of our valued employees.

Pay Equity. Pay equity and pay transparency are core tenets of our compensation philosophy and central to our values. We began conducting thorough pay equity studies in 2017, collaborating with external experts to ensure a methodical examination of employee groups with similar roles. These studies take into account various factors that appropriately explain differences in pay, including job location and experience. We intend to continue conducting comprehensive pay equity studies on a periodic basis to support our commitment to fostering fair and equitable compensation practices.

In January 2023, as part of our ongoing commitment to fair pay, we took a significant step by raising our company minimum hourly wage to $18 per hour and carefully reviewed and made appropriate compensation adjustments for other positions directly and indirectly affected by this change. This proactive measure demonstrates our dedication to maintaining fair compensation structures and ensuring that our employees are fairly rewarded for their contributions. We remain committed to upholding pay equity and transparency as essential components of our organizational values.

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

Health, Safety and Well-being. The success of our business is fundamentally connected to the well-being of our employees. We provide employees and their families with access to a variety of programs to support their physical and mental health. We offer a wellness coach benefit (which can also be shared with up to five non-family members) that provides unlimited free one-on-one personal coaching in several different categories such as fitness, nutrition, life coaching, and financial coaching, as well as a range of tools to improve sleep quality.

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

Talent Development. We invest significant resources developing the talent needed to be an employer of choice by providing a variety of professional development opportunities, including participation in industry conferences, instructor-led continuing education and training sessions, as well as online training sessions that focus on industry, regulatory, business, and leadership topics to help our employees achieve their career goals, build management skills and lead their teams. To encourage advancement and growth within our organization, we provide information and guides to help individuals design their own career paths. With this strong focus on internal talent development, we filled 22% of all open positions with internal candidates in 2023. Internal mobility is a particular focus for our DEI council as part of our strategy to increase diverse representation at more senior levels of the organization.

As part of our commitment to continuous learning, we require that all employees complete a diverse range of online training courses annually. These include both job-specific courses and general courses covering regulatory compliance, cybersecurity, fraud prevention, workplace standards, and ethics. We also encourage employees to enroll in outside education programs to broaden their knowledge and enhance job performance, and facilitate career growth by providing tuition assistance to help employees obtain bachelor’s and master’s degrees. This comprehensive approach underscores our dedication to nurturing a skilled, diverse, and empowered workforce.

Succession Planning. Recognizing the critical significance of succession planning for our CEO and other key executives, our Board of Directors takes an active role in overseeing and monitoring these efforts. Annually, the Board conducts a thorough review of our succession plans for senior leadership roles. The primary objective is to ensure that we consistently have the appropriate leadership talent in place, aligning with the organization’s long-term strategic plans. To facilitate this oversight, the Board engages through its Compensation and Human Capital Committee, which provides dedicated governance of talent development and succession planning for senior leadership roles. This committee is responsible for reviewing various metrics, including those related to the gender and ethnic diversity of high-potential employees. By doing so, the Board gains a comprehensive understanding of the talent pipeline, fostering a commitment to diversity and inclusion at the highest levels of our organization.

Human Capital Metrics. We capture critical metrics regarding human capital management and report them to the Compensation and Human Capital Committee of the Board of Directors on a quarterly basis. The Human Capital Management Dashboard includes a mixture of trending and point-in-time metrics designed to provide information and analysis of workforce demographics; talent acquisition; workforce stability (retention, turnover, etc.); employee engagement; learning and development; and total rewards. As of December 31, 2023, we employed 1,928 full- and part-time employees across our four-state footprint, which equates to 1,966 full-time equivalent employees (based on scheduled hours). Our employees are not represented by a collective bargaining agreement. As of December 31, 2023, 58% of our employees work in Washington State. We also have employees working in Oregon (19%), California (15%) and other states (8%). As of December 31, 2023, four generations of employees were represented in our workplace with Millennials being our largest generation (37%), followed by Gen-Xers (36%), Boomers (17%) and Gen-Zers (10%).

Taxation

Tax-Sharing Agreement

The Company files its federal and state income tax returns on a consolidated basis under a tax-sharing agreement between Banner and the Bank, including the Bank’s subsidiaries. Each company of the consolidated group has calculated a minimum income tax which would be required if the individual subsidiary were to file federal and state income tax returns as a separate entity.  Each subsidiary pays to Banner an amount equal to the estimated income tax due if it were to file as a separate entity.  The payment is made on or about the time the subsidiary would be required to make such tax payments to the United States Treasury or the applicable State Departments of Revenue.  In the event the computation of the subsidiary’s federal or state income tax liability, after taking into account any estimated tax payments made, would result in a refund if the subsidiary were filing income tax returns as a separate entity, then Banner pays to the subsidiary an amount equal to the hypothetical refund.  Banner is an agent for each subsidiary with respect to all matters related to the consolidated tax returns and refunds claims.  If Banner’s consolidated federal or state income tax liability is adjusted for any period, the liability of each party under the tax-sharing agreement is recomputed to give effect to such adjustments and any additional payments required as a result of the adjustments are made within a reasonable time after the corresponding additional tax payments are made or refunds are received.

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

California, Oregon, Idaho, Montana and Utah Taxation: Corporations with nexus in the states of California, Oregon, Idaho, Montana and Utah are subject to a corporate level income tax.  In addition, the state of Oregon has a tax on Oregon corporate revenue. If a large percentage of our income were to come from these states, our state income tax provision would have an increased effect on our effective tax rate and results of operations.

Competition

We encounter significant competition both in attracting deposits and in originating loans.  Our most direct competition for deposits comes from other commercial and savings banks, savings associations and credit unions with offices in our market areas.  We also experience competition from securities firms, insurance companies, money market and mutual funds, and other investment vehicles.  We expect continued strong competition from such financial institutions and investment vehicles in the foreseeable future, including competition from online banking competitors and “FinTech” companies that rely on technology to provide financial services.  Our ability to attract and retain deposits depends on our ability to provide transaction services and investment opportunities that satisfy the requirements of depositors.  We compete for deposits by offering a variety of accounts and financial services, including electronic banking capabilities, with competitive rates and terms, at convenient locations and business hours, and delivered with a high level of personal service and expertise.

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

Regulation

General:  As a state-chartered, federally insured commercial bank, the Bank is subject to extensive regulation and must comply with various statutory and regulatory requirements, including prescribed minimum capital standards.  The Bank is regularly examined by the FDIC and the Washington DFI and files periodic reports about its activities and financial condition with these banking regulators.  The Bank’s relationship with depositors and borrowers is also regulated to a great extent by both federal and state law, especially in such matters as the ownership of deposit accounts and the form and content of mortgage and other loan documents.

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

The following is a summary discussion of certain laws and regulations applicable to Banner and the Bank, which is qualified in its entirety by reference to the actual laws and regulations.

Banner Bank

State Regulation and Supervision:  As a Washington state-chartered commercial bank with branches in Washington, Oregon, Idaho and California, the Bank is subject not only to the applicable provisions of Washington law and regulations, but is also subject to Oregon, Idaho and California law and regulations.  These state laws and regulations govern the Bank’s ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its clients and to establish branch offices.

Deposit Insurance: The Deposit Insurance Fund of the FDIC insures deposit accounts of the Bank up to $250,000 per separately insured deposit relationship category.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. Under the FDIC’s rules, the assessment base for a bank is equal to its total average consolidated assets less average tangible capital.

Under the current rules, when the reserve ratio for the prior assessment period reaches, or is greater than 2.0% and less than 2.5%, assessment rates will range from two basis points to 28 basis points and when the reserve ratio for the prior assessment period is greater than 2.5%, assessment rates will range from one basis-point to 25 basis points (in each case subject to adjustments as described above for current rates).  No institution may pay a dividend if it is in default on its federal deposit insurance assessment. As of December 31, 2023, assessment rates ranged from five basis points to 32 basis points for all institutions, subject to adjustments for unsecured debt issued by the institution, unsecured debt issued by other FDIC-insured institutions, and brokered deposits held by the institution.

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

In November 2023, the FDIC Board approved a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The special assessment will be collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods beginning with the first quarterly assessment period of 2024. The assessment base is equal to an insured depository institution’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion. As of December 31, 2022, the Bank’s estimated uninsured deposits were $4.84 billion.

The FDIC conducts examinations of and requires reporting by state non-member banks, such as the Bank. The FDIC also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the deposit insurance fund.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management is not aware of any existing circumstances which would result in termination of deposit insurance of the Bank.

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

In October 2023, considering recent and historical bank failures, the FDIC proposed guidelines aimed at establishing corporate governance and risk management expectations for all insured state-chartered banks, excluding those who are member of the Federal Reserve, with total assets exceeding $10 billion. This initiative, conducted through rulemaking under Section 39 of the Federal Deposit Insurance Act, empowers the FDIC to set forth enforceable standards, incorporated as an appendix to Part 364 of its regulations. The guidelines focus on defining obligations of the board of directors, specifying board composition and committee structures, and outlining expectations for an independent risk management function. The FDIC aims to enhance a bank’s safety and soundness, minimizing the likelihood of failure and mitigating potential losses.

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

Trust preferred securities issued by a bank holding company, such as the Company, with total consolidated assets of less than $15 billion before May 19, 2010, and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible to be treated as regulatory capital.  If an institution grows above $15 billion as a result of an acquisition, the trust preferred securities are excluded from Tier 1 capital and instead included in Tier 2 capital. Mortgage servicing assets and deferred tax assets over designated percentages of CET1 are deducted from capital.  In addition, Tier 1 capital includes AOCI, which includes all unrealized gains and losses on available-for-sale debt and equity securities.  However, because of our asset size, we were eligible to elect, and did elect, to permanently opt out of the inclusion of unrealized gains and losses on available-for-sale debt and equity securities in our capital calculations.

For purposes of determining risk-based capital, assets and certain off-balance sheet items are risk-weighted from 0% to 1250%, depending on the risk characteristics of the asset or item. The regulations include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (up from 0%); and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

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

Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the prior methodology and the amount required under CECL. Concurrent with enactment of the CARES Act, federal banking agencies issued an interim final rule that delayed the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provides banking organizations that implemented CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The changes in the final rule apply only to those banking organizations that elect the CECL transition relief provided under the rule. Banner and the Bank elected this option.

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

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized.  Failure by the Bank to comply with applicable capital requirements would, if unremedied, result in progressively more severe restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator.  Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.  Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements. As of December 31, 2023, Banner and the Bank met the requirements to be “well capitalized” and the capital conservation buffer requirements.

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

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy.  As of December 31, 2023, the Bank’s aggregate recorded loan balances for construction, land development and land loans were 90% of total regulatory capital.  In addition, at December 31, 2023, the Bank’s loans secured by commercial real estate represent 180% of total regulatory capital.

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

Washington State has enacted laws regarding financial institution parity.  These laws afford Washington-chartered commercial banks the same powers as Washington-chartered savings banks and provide that Washington-chartered commercial banks may exercise any of the powers that the Federal Reserve has determined to be closely related to the business of banking and the powers of national banks, subject to the approval of the Director in certain situations.  Finally, the law provides additional flexibility for Washington-chartered banks with respect to interest rates on loans and other extensions of credit.  Specifically, they may charge the maximum interest rate allowable for loans and other extensions of credit by federally chartered financial institutions.

Environmental Issues Associated With Real Estate Lending: The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) is a federal statute that generally imposes strict liability on all prior and present “owners and operators” of sites containing hazardous waste.  However, Congress acted to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site.  Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.  To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potentially hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Federal Reserve System:  The Federal Reserve has the authority to establish reserve requirements on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  Interest-bearing checking accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a bank.  In March 2020, the Federal Reserve reduced requirements to zero percent to support lending to households and businesses. Currently, the Federal Reserve has stated it has no plans to re-impose reserve requirements. However, the Federal Reserve may adjust reserve requirement ratios in the future if conditions warrant.

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

Community Reinvestment Act:  The Bank is subject to the provisions of the Community Reinvestment Act of 1977 (CRA), which requires the appropriate federal banking regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the bank, including low- and moderate-income neighborhoods.  The regulatory agency’s assessment of the bank’s record is made available to the public.  Further, a bank’s CRA performance rating must be considered in connection with a bank’s application to, among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.  The Bank received an “outstanding” rating during its most recently completed CRA examination.

On October 24, 2023, the federal banking agencies, including the FDIC issued a final rule designed to strengthen and modernize regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type.

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

The California Consumer Privacy Act of 2018 (the CCPA), which became effective on January 1, 2020, gives California residents the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of personal information, and the right not to be discriminated against for exercising these rights. The CCPA also created a private right of action with statutory damages for data security breaches, thereby increasing potential liability associated with a data breach, which has triggered a number of class action lawsuits against other companies since January 1, 2020. Although the Bank is covered by several fairly broad exemptions from the CCPA’s privacy requirements, those exemptions do not extend to the private right of action for a data security breach. In November 2020, voters in the State of California approved the California Privacy Rights Act (CPRA), a ballot measure that amends and supplements the substantive requirements of the CCPA, and provides certain mechanisms for administration and enforcement of the statute by creating the California Privacy Protection Agency, a watchdog privacy agency. The CCPA, the CPRA and other similar state data privacy laws and regulations, may require the establishment by the Bank of certain regulatory compliance and risk management controls. Non-compliance with the CCPA, the CPRA or similar state privacy laws and regulations could lead to substantial regulator-imposed fines and penalties, damages from private causes of action and/or reputational harm.

In addition, Congress and federal regulatory agencies are considering similar laws or regulations that could create new individual privacy rights and impose increased obligations on companies handling personal data. On April 1, 2022, the federal banking agencies’ new rule, became effective, providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rule requires banking organizations to notify their primary federal regulator as soon as possible, and no later than 36 hours after, the discovery of a computer-security incident that rises to the level of a notification incident as defined by the rule. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify any affected bank to which it provides services as soon as possible when it determines it has experienced a computer-security incident that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, covered services provided by that entity to the bank for four or more hours.

Anti-Money Laundering and Client Identification:  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act) was signed into law on October 26, 2001.  The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. Financial institutions must establish procedures to identify and verify the identity of clients seeking to open new financial accounts, and the beneficial owners of accounts. Bank regulators are directed to consider an institution’s effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications.  The Bank’s policies and procedures are designed to comply with the requirements of the USA PATRIOT Act.

Other Consumer Protection Laws and Regulations:  The CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. The Bank and its affiliates and subsidiaries are subject to CFPB supervisory and enforcement authority.

The Bank is subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers.  While the list set forth below is not exhaustive, these include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfers Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, flood insurance laws, consumer protection laws connected with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, and various regulations that implement some or all of these areas.  These laws and regulations mandate certain disclosure requirements and regulate how financial institutions must deal with clients when taking deposits, making loans, collecting loans, and providing other services.  Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

Banner Corporation

General:  Banner, as sole shareholder of the Bank, is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, or the BHCA, and the regulations of the Federal Reserve.  We are required to file quarterly reports with the Federal Reserve and provide additional information as the Federal Reserve may require.  The Federal Reserve may examine us, and any of our subsidiaries.  The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries).  In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.  Banner is also required to file certain reports with, and comply with the rules and regulations of the SEC.

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

Among other things, the Dodd-Frank Act requires public companies, like Banner, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials about the relationship between executive compensation paid and the financial performance of the issuer; and (iv) disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

The regulations to implement the provisions of Section 619 of the Dodd-Frank Act, commonly referred to as the Volcker Rule, contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and hold certain interests in, or have certain relationships with, various types of investment funds, including hedge funds and private equity funds. Banner is continuously reviewing its investment portfolio to determine if changes in its investment strategies are in compliance with Volcker Rule regulations.

Interstate Banking and Branching:  The Federal Reserve must approve a bank holding company’s application to acquire control, or acquire all or substantially all the assets, of a bank located in a state other than the holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state.  The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by statutory law of the host state.  Nor may the Federal Reserve approve an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch.  Federal law does not affect states’ authority to limit the percentage of total insured deposits in the state which may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies.  Individual states may also waive the 30% state-wide concentration limit contained in the federal law.

Federal banking agencies are generally authorized to approve interstate merger transactions without regard to whether the transaction is prohibited by the law of any state.  Interstate branch acquisitions are permitted only if the law of the state in which the branch is located permits such acquisitions.  Interstate mergers and branch acquisitions are subject to the nationwide and statewide insured deposit concentration amounts described above.  Under the Dodd-Frank Act, the federal banking agencies may generally approve interstate de novo branching.

Dividends:  The Federal Reserve has issued a policy statement on cash dividend payments by bank holding companies, which expresses its view that, although there are no specific regulations restricting dividend payments by bank holding companies other than state corporate laws, a bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company’s net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company’s capital needs, asset quality, and overall financial condition.  The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. The capital conversion buffer requirement can also restrict Banner’s and the Bank’s ability to pay dividends. Further, under Washington law, Banner is prohibited from paying a dividend if, after making such dividend payment, it would be unable to pay its debts as they become due in the usual course of business. Banner is also prohibited from paying a dividend if its total liabilities, plus the amount that would be needed in the event Banner were to be dissolved at the time of the dividend payment exceed our total assets.

Stock Repurchases:  A bank holding company, except for certain “well capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of its consolidated net worth.  The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve.

Information about our Executive Officers

The following table provides information about the executive officers of Banner and the Bank as of December 31, 2023:

Name	Age	Position with Banner Corporation	Position with Banner Bank
Mark J. Grescovich	59	President, Chief Executive Officer, Director	President, Chief Executive Officer, Director
Janet M. Brown	56		Executive Vice President, Chief Information Officer
Robert G. Butterfield	55	Executive Vice President, Chief Financial Officer, Treasurer	Executive Vice President, Chief Financial Officer
James M. Costa	55		Executive Vice President, Chief Risk Officer
James P. Garcia	64		Executive Vice President, Chief Audit Executive
Karen Harrison	65		Executive Vice President, Community Banking Executive
Kayleen R. Kohler	51		Executive Vice President, Human Resources, Chief Diversity Officer
Kenneth A. Larsen	54		Executive Vice President, Mortgage Banking
Sherrey Luetjen	52	Executive Vice President, General Counsel, Ethics Officer, Secretary	Executive Vice President, General Counsel, Secretary
James P. G. McLean	59		Executive Vice President, Commercial Real Estate Lending Division
Cynthia D. Purcell	66		Executive Vice President, Chief Strategy and Administration Officer
M. Kirk Quillin	61		Executive Vice President, Chief Commercial Executive
James T. Reed, Jr.	61		Executive Vice President, Commercial Banking
Jill M. Rice	58		Executive Vice President, Chief Credit Officer

Biographical Information

The following section provides information about the executive officers of Banner Corporation and Banner Bank. There are no family relationships among or between the directors or executive officers.

Mark J. Grescovich is President and Chief Executive Officer, and a director, of Banner Corporation and Banner Bank. Mr. Grescovich became President and a director of Banner Corporation and Banner Bank in April 2010 and became Chief Executive Officer in August 2010, building on an extensive banking career specializing in finance, credit administration and risk management. Under his leadership, Banner has grown from $4.7 billion in assets in 2010 to more than $15 billion in 2023 through organic growth and selective acquisitions. During that time, Mr. Grescovich has guided the expansion of the Company’s footprint to over 135 locations in four states. Prior to joining the Bank, Mr. Grescovich was the Executive Vice President and Chief Corporate Banking Officer for FirstMerit Corporation and FirstMerit Bank N.A., a commercial bank with $14.5 billion in assets and over 200 branch offices in three states. He assumed responsibility for FirstMerit’s commercial and regional line of business in 2007, having served since 1994 in various commercial and corporate banking positions, including Chief Credit Officer. Prior to joining FirstMerit, Mr. Grescovich was a Managing Partner in corporate finance with Sequoia Financial Group, Inc. and a commercial and corporate lending officer and credit analyst with Society National Bank. He earned a bachelor’s degree in finance from Miami University and a master’s degree, also with a finance emphasis, from The University of Akron.

Janet M. Brown joined Banner Bank in 2020 as Chief Information Officer. She directs and oversees information technology and security across Banner Bank, including existing and emerging initiatives. Prior to joining the Company, Ms. Brown’s career included more than 25 years of information technology experience. She has specific expertise leading large, complex projects and technology environments. Ms. Brown served as Vice President of Governance & Infrastructure Shared Services at Epiq Global, a worldwide provider of legal services, from November 2018 through October 2020. In June 2018, Epiq Global purchased Garden City Group, where Ms. Brown had served as Senior Vice President and Chief Information Officer since September 2016. From March 2014 to September 2016, Ms. Brown was Vice President, Information Technology Applications for Premera, where she previously served as Information Technology Director, Strategic Services. Ms. Brown attended Washington State University and served eight years in the U.S. Marine Corps. She is a Desert Storm Veteran. Ms. Brown actively volunteers for several children’s welfare and development causes in the Puget Sound area and abroad.

Robert G. Butterfield was promoted to Executive Vice President and Chief Financial Officer of Banner Bank in April 2023 and to Executive Vice President and Chief Financial Officer of Banner Corporation in October 2023. Prior to those promotions, he was Senior Vice President and Chief Accounting Officer of Banner Bank, which he joined in 2015. A Certified Public Accountant, Mr. Butterfield has more than 25 years of highly specialized financial expertise, including more than 20 years in the financial services industry. He began his career as an auditor with a national accounting and professional services firm and held financial leadership positions at two community banks, including controller and principal accounting officer. Mr. Butterfield holds a bachelor’s degree in accounting from Eastern Washington University and is a graduate of Pacific Coast Banking School. As an active member of his community, he currently serves on the board of directors for Spokane Habitat for Humanity.

James M. Costa joined Banner Bank in October 2021 as Executive Vice President and Chief Risk Officer. He brings nearly 30 years of banking experience to his position. Prior to joining Banner, Mr. Costa served at Mann Lake Group in Minneapolis as the Chief Executive Officer and Founder from October 2020 where he provided advice to banks, trade associations and fintech firms on credit strategy, capital allocation, risk program design, regulatory relations, and compliance risk management. From 2013 to October 2020, he served as an executive officer of TCF Financial Corporation (TCF), including as Executive Vice President and Chief Risk Officer and Chief Credit Officer. TCF was a $49 billion regional bank holding company with operations in the United States, Canada and Asia. Prior to that, Mr. Costa was Executive Vice President and Head of Credit Strategy for Wachovia in Charlotte, NC, and PNC Financial Corp. A U.S. Air Force Veteran, Mr. Costa earned his bachelor’s degree from The Ohio State University and conducted his doctorate studies in economics at the University of Minnesota. He is an active community volunteer for a local Habitat for Humanity and Humane Society, and with the University of Minnesota Center for Children’s Cancer Research. Mr. Costa is also an advisory board member for the Midsize Bank Coalition of America and Moody’s Analytics.

James P. Garcia is the Chief Audit Executive responsible for proactively identifying and mitigating risks as well as providing internal audit services in the areas of financial compliance, IT governance, and operations. He has more than 40 years of experience in the financial services industry. Prior to joining the Company in 2017, Mr. Garcia served 16 years at the Bank of Hawaii, most recently as Executive Vice President and Chief Audit Executive, with prior positions as Vice President and Senior Audit Manager. Mr. Garcia also has 24 years of experience at Bank of America where he held several positions in consumer and commercial operations management and audit, including Audit Director. Mr. Garcia earned his bachelor’s degree in management from St. Mary’s College of California and is a graduate of the School of Mortgage Banking. He is a Certified Bank Auditor, holds a Certification in Risk Management Assurance and is a Certified Information Systems Auditor. Mr. Garcia is an active member in the Institute of Internal Audit, the Information Systems Audit and Control Association, and Mid-Sized Bank Coalition of America.

Karen Harrison was promoted to Executive Vice President of Community Banking at Banner Bank in June 2023 after joining Banner Bank in March 2022 as Senior Vice President, Community Banking Director. Ms. Harrison oversees the Bank’s branch network, business client management services, merchant services and Banner Investment Services. Ms. Harrison has more than 25 years of experience in financial services, including national leadership positions at large multi-national banks as well as serving nine years on the executive team of a regional credit union as Executive Vice President, Chief Retail Banking and Marketing Officer. From 2011 through March 2022, Ms. Harrison held several regional and national senior leadership roles at Bank of America, in San Diego, CA. Prior to joining Banner Bank in March 2022, Ms. Harrison served as Bank of America’s National SBA Executive, leading the bank’s nationwide SBA program from 2019 to 2022. Prior roles at Bank of America included National Credit Performance Executive and Small Business Banking Manager. Ms. Harrison earned her bachelor’s degree from California State University and an MBA from the University of Phoenix. Additionally, she has completed the Women’s Leadership Program at Columbia University Graduate School of Business. An active member of her community, Ms. Harrison has served on the board of directors for Junior Achievement, YMCA, LEAD San Diego, and the National Association of Women Business Owners.

Kayleen R. Kohler joined Banner Bank in 2016 as Executive Vice President of Human Resources and, in January 2021, was also appointed as the Bank’s Chief Diversity Officer. Ms. Kohler’s focus is on driving organizational design priorities at Banner Bank including leadership development, talent acquisition, workforce planning, employee relations, compensation, benefits, diversity initiatives, payroll, and safety. Prior to joining Banner, Ms. Kohler served 20 years in progressive human resource leadership roles for Plum Creek Timber Company, now Weyerhaeuser. She holds bachelor’s degrees in marketing as well as business management from Northwest Missouri State University and a master’s degree in organizational management from the University of Phoenix. Through continuing education, she maintains her certifications as a Senior Professional in Human Resources and a Society of Human Resources Management Senior Certified Professional.

Kenneth A. Larsen was promoted to Executive Vice President, Mortgage Banking Director in 2015. He joined Banner Bank in 2005 as Real Estate Administration Manager and was promoted to Mortgage Banking Director in 2010. Mr. Larsen is responsible for Banner Bank’s mortgage banking activities from origination, administration, secondary marketing, through loan servicing. Mr. Larsen has a 30-plus year career in mortgage banking, including holding positions in all facets of operations and management. A graduate of Eastern Washington University, he earned a bachelor’s degree in education with a degree in Social Science and earned certificates from the Pacific Coast Banking School and the School of Mortgage Banking. Mr. Larsen is also a Certified Mortgage Banker, the highest designation recognized by the Mortgage Bankers Association. Mr. Larsen began his career at Action Mortgage/Sterling Savings, later moving to Peoples Bank of Lynden where he managed mortgage banking operations. Mr. Larsen served as the 90th President of the Seattle Mortgage Bankers Association and Chairman of the Washington Mortgage Bankers Association. He currently serves as a commissioner on the Washington State Housing Finance Commission.

Sherrey Luetjen is Executive Vice President, General Counsel and Secretary for Banner Corporation and Banner Bank, as well as Ethics Officer for Banner Corporation. She joined Banner as Senior Vice President and Assistant General Counsel in 2019 and was promoted to her current position in 2021. Ms. Luetjen directs and oversees the company’s legal functions. Ms. Luetjen has more than 20 years of legal experience including more than 15 years as in-house counsel in the financial services industry. From 2010 through 2018, Ms. Luetjen was a Managing Director of Legal and Compliance at BlackRock, Inc., where she previously served as a Director of Legal and Compliance from 2007 through 2010. Prior to BlackRock, Ms. Luetjen served as Associate General Counsel at a privately held investment advisory firm. Ms. Luetjen earned concurrent JD and MBA degrees from the University of Washington and earned her bachelor’s degree from Seattle University. Ms. Luetjen’s community involvement includes nine years of service on the board of directors of The Arboretum Foundation, including two years as board chair.

James P.G. McLean joined Banner Bank in 2010 and is Executive Vice President, Commercial Real Estate Lending. He leads the Affordable Housing Division and LIHTC Investments, Community Financial Corporation, Homebuilder Finance and Income Property Divisions, as well as related loan administration functions. Mr. McLean has more than 30 years of real estate finance experience. His experience includes roles at large national commercial banks and at regional and community banks, as well as 15 years in executive leadership roles and as a principal of a mid-sized regional commercial real estate development firm. Mr. McLean earned his bachelor’s degree from the University of Washington. His community volunteering is focused on organizations that serve local youth, including the Boy Scouts of America, Lake Washington School District and numerous coaching positions.

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

M. Kirk Quillin joined Banner Bank’s commercial banking group in 2002 and now serves as Chief Commercial Banking Executive. Mr. Quillin began his career in the banking industry in 1984 with Idaho First National Bank, which is now U.S. Bank. His career also included management positions in commercial lending with Washington Mutual. He earned his bachelor’s degree in finance and economics from Boise State University and is certified by the Pacific Coast Banking School and Northwest Intermediate Commercial Lending School. As a dedicated, civic-minded community member, Mr. Quillin was active in Rotary for over 20 years, and served eight years as a Fire Commissioner.

James T. Reed, Jr. began his banking career in 1985 and joined Banner Bank in 1998. Since then he has held several leadership positions with progressive responsibilities within the Commercial Banking division. Today, he is Executive Vice President of Commercial Banking, and leads the teams that focus on commercial banking relationship management, portfolio management, and business development. Mr. Reed earned his bachelor’s degree from the University of Washington and is a graduate of Pacific Coast Banking School. Mr. Reed’s community involvement includes serving on the Association of Washington Businesses Executive Board as well as having served on the University of Washington Bothell Advisory Board.

Jill M. Rice joined Banner Bank in 2002 as a Regional Credit Risk Manager, was promoted to Senior Credit Officer overseeing the commercial banking credit function in 2008, and to Chief Credit Officer in 2020. Ms. Rice has more than 35 years of credit-related experience, including time as a Senior Bank Examiner with the FDIC. Ms. Rice earned her bachelor’s degree from Western Washington University, is a graduate of the Pacific Coast Banking School, and has held the RMA Credit Risk Certification since 2009. Ms. Rice’s community involvement includes having served on the board of directors for the Alzheimer’s Association Washington State Chapter, and LifeWire, a domestic violence prevention organization, including serving seven years on the board of directors, two of which she was the board president. In addition, she continues to volunteer with the local school districts.

Corporate Information

Our principal executive offices are located at 10 South First Avenue, Walla Walla, Washington 99362. Our company website is www.bannerbank.com.  The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.  Our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, are available free of charge through our website, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the SEC.

Item 1A – Risk Factors

An investment in our common stock is subject to risks inherent in our business.  Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all the other information included in this report.  The risks described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially and adversely affect our business, financial condition, capital levels, cash flows, liquidity, results of operations and prospects.  The market price of our common stock could decline significantly due to any of these identified or other risks, and you could lose some or all of your investment.  The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.  This report is qualified in its entirety by these risk factors.

Risks Related to Macroeconomic Conditions

Our business may be adversely affected by downturns in the national economy and the regional economies on which we depend.

Our operations are significantly affected by national and regional economic conditions.  Weakness in the national economy or the economies of the markets in which we operate could have a material adverse effect on our financial condition, results of operations and prospects. We provide banking and financial services primarily to businesses and individuals in the states of Washington, Oregon, California and Idaho.  All of our branches and most of our deposit clients are also located in these four states.  Further, as a result of a high concentration of our client base in the Puget Sound area and eastern Washington state regions, the deterioration of businesses in these areas, or one or more businesses with a large employee base in these areas, could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.  As we expand our presence in areas such as San Diego and Sacramento, and throughout California, we will be exposed to concentration risks in those areas as well. In addition, weakness in the global economy and prevalent global supply chain issues have adversely affected numerous businesses within our market areas, particularly those reliant on international trade. Changes in agreements or relationships between the United States and other countries may further impact these businesses and, by extension, our operations.

A downturn in economic conditions, be it due to inflation, recessive trends, geopolitical conflicts, adverse weather, the impact of COVID-19 variants, or other factors, could have a material adverse effect on our business, financial condition, liquidity and results of operations, including but not limited to:

•Reduced demand for our products and services, potentially leading to a decline in our overall loans or assets;
•Elevated instances of loan delinquencies, problematic assets, and foreclosures;
•An increase in our allowance for credit losses on loans;
•Declines in collateral values linked to our loans, thereby diminishing borrowing capacities and asset values tied to existing loans;
•Reduced net worth and liquidity of loan guarantors, possibly impairing their ability to meet commitments to us; and
•Reduction in our low-cost or non-interest-bearing deposits.

A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loans are more geographically diverse. Our loan portfolio is predominantly secured by real estate. Deterioration in the real estate markets where collateral for a loan is real property could negatively affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various factors, including economic conditions, regulatory changes, and natural disasters such as earthquakes, flooding and tornadoes. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

Adverse changes in the regional and general economy could reduce our growth rate, impair our ability to collect loans and generally have a negative effect on our financial condition and results of operations.

External economic factors, such as changes in monetary policy and inflation and deflation, may have an adverse effect on our business, financial condition and results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could lead to inflation, deflation, or other economic phenomena that could adversely affect our financial performance. Inflation has risen sharply since the end of 2021 at levels not seen for over 40 years. Inflationary pressures, while easing recently, remained elevated throughout most of 2023. Small- to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business clients to repay their loans may deteriorate quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition. Virtually all our assets and liabilities are monetary in nature. As a result, interest rates tend to have a more significant impact on our performance than general levels of inflation or deflation. Interest rates do not necessarily move in the same direction or by the same magnitude as the prices of goods and services.

Risks related to recent events impacting the banking industry could adversely affect our stock price, results of operations and financial condition.

The banking industry has been negatively impacted by the failures of Silicon Valley Bank and Signature Bank in March 2023, and First Republic Bank in May 2023. These failures highlighted deposit-related risks to the banking industry, in particular the speed at which deposits can be moved. These events led to decreased investor and depositor confidence in regional banks as well as increased volatility in the stock trading prices of regional banks, to varying degrees. Despite differences in business models across the banking industry, further concerns related to these events could adversely impact our deposits, liquidity, results of operations and the trading price of our stock.

Risks Related to Credit and Lending

Our loan portfolio includes loans with a higher risk of loss.

In addition to our first-lien one- to four-family residential real estate lending, we originate construction and land loans, commercial and multifamily mortgage loans, commercial business loans, agricultural mortgage loans and agricultural business loans, and consumer loans, primarily within our market areas, which generally involve a higher risk of loss than first-lien one- to four-family residential real estate lending.  We had $9.29 billion outstanding in these types of higher risk loans at December 31, 2023, compared to $8.97 billion at December 31, 2022, which typically present different risks to us than our first-lien one- to four-family residential real estate for a number of reasons, including the following:

•Construction and Land Loans. At December 31, 2023, construction and land loans were $1.54 billion, or 14% of our total loan portfolio. This type of lending carries inherent uncertainties in estimating a property’s future value upon project completion and the overall cost (including interest) of the project.  These uncertainties arise from challenges in estimating construction costs, assessing the market value upon project completion and considering the impact of government regulations on real property. Consequently, accurately evaluating the total funds required to complete a project and determining the loan-to-value ratio for the completed project is often challenging. If the estimate of construction costs proves inaccurate, we may be required to advance funds beyond the amount originally committed to ensure project completion. If our appraisal of a completed project’s value proves to be overstated, we may have inadequate security for loan repayment upon project completion and subsequent losses. Challenges such as disputes between borrowers and builders and the failure of builders to pay subcontractors, and the concentration of higher loan amounts among a limited number of builders further increases risk exposure. A downturn in housing or the real estate market could increase delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Multiple loans to a single builder amplify our risk exposure, wherein adverse developments in one loan or credit relationship pose significant loss potential. In addition, during the term of some of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly depleting the interest reserves prior to completion and/or increasing the end-purchaser’s borrowing costs, thereby possibly reducing the homeowner’s ability to finance the home upon completion or the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold, which also complicates the process of managing problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Loans on land under development or held for future construction also pose additional risk due to the lack of income generation from the property and potential liquidity of collateral, significantly affected by supply and demand.  As a result, this type of lending often involves disbursing substantial funds, with repayment dependent on project success and the borrower’s ability to sell or lease the property or obtain permanent financing, rather than independent repayment capability.

Construction loans made by us include those with a sales contract or permanent loan in place for the finished homes and those for which purchasers for the finished homes may not be identified either during or following the construction period, known as speculative construction loans. Speculative construction loans pose additional risks, especially regarding finding end-purchasers for finished projects. We attempt to mitigate this risk by actively monitoring the number of unsold homes in our construction loan portfolio and local housing markets in an attempt to maintain an appropriate balance between home sales and new loan originations. In addition, the maximum number of speculative construction loans (loans that are not pre-sold) approved for each builder is based on a combination of factors, including their financial capacity, market demand for the finished product and the ratio of sold to unsold inventory the builder maintains.  We have also attempted to diversify the risk associated with speculative construction lending by doing business with a large number of small and mid-sized builders spread over a relatively large geographic region representing numerous sub-markets within our service area.

At December 31, 2023, non-performing construction and land loans totaled $4.2 million, or 14% of total non-performing loans.

•Commercial and Multifamily Real Estate Loans. At December 31, 2023, commercial and multifamily real estate loans were $4.45 billion, or 41% of our total loan portfolio. Many of these loans involve higher principal amounts than other types of loans and some commercial borrowers maintain multiple loans with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Repayment of these loans typically is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property, potentially heightening the risk of default or non-payment. If we foreclose on a commercial or multifamily real estate loan, our holding period for the collateral typically longer than for one- to four-family residential loans because there are fewer potential purchasers of the collateral. At December 31, 2023, non-performing commercial and multifamily real estate loans totaled $2.7 million, or 9% of total non-performing loans.

•Commercial Business Loans.  At December 31, 2023, commercial business loans were $2.28 billion, or 21% of our total loan portfolio. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  A borrower’s cash flow may prove to be unpredictable, and collateral securing these loans may fluctuate in value.  Most often, this collateral includes accounts receivable, inventory, equipment or real estate.  In the case of loans secured by accounts receivable, the availability of funds for repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its clients.  Other collateral securing commercial business loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business.  At December 31, 2023, non-performing commercial business loans totaled $9.0 million, or 30% of total non-performing loans.

•Agricultural Loans.  At December 31, 2023, agricultural loans were $331.1 million, or 3% of our total loan portfolio.  Repayment of agricultural loans is dependent upon the successful operation of the business and is subject to many factors outside the control of either us or the borrowers. These factors include adverse weather conditions that prevent the planting of crops or limit crop yields (such as hail, drought and floods), loss of crops or livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies, tariffs and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. Consequently, agricultural loans may involve a greater degree of risk than other types of loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment (some of which is highly specialized with a limited or no market for resale), or assets such as livestock or crops. In such cases, any repossessed collateral for a defaulted agricultural operating loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation or because the assessed value of the collateral exceeds the eventual realization value. At December 31, 2023, non-performing agricultural loans totaled $3.2 million, or 11% of total non-performing loans.

•Consumer Loans.  At December 31, 2023, consumer loans were $699.4 million, or 6% of our total loan portfolio.  Home equity lines of credit, which represented 84% of our total consumer loan portfolio at December 31, 2023, generally entail greater risk than one- to four-family residential mortgage loans where we are in the first lien position. For home equity lines secured by a second mortgage, it is less likely that we will be successful in recovering all of our loan proceeds in the event of default as the value of the property must be sufficient to cover the repayment of the first mortgage loan, and the costs associated with foreclosure, before the balance on the second mortgage loan is repaid. In the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on these consumer loans. Loans that we purchased, or indirectly originated, may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as us, and a borrower may be able to assert against the assignee claims and defenses that it has against the seller of the underlying collateral. At December 31, 2023, non-performing consumer loans totaled $3.6 million, or 12% of total non-performing loans.

Our business may be adversely affected by credit risk associated with residential property and declining property values.

At December 31, 2023, first-lien one- to four-family residential loans were $1.52 billion or 14% of our total loan portfolio. Our first-lien one- to four-family residential loans are primarily made based on the repayment ability of the borrower and the collateral securing these loans. Foreclosure on the loans requires the value of the property to be sufficient to cover the repayment of the loan, and the costs associated with foreclosure.

This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A downturn in the economy or the housing market in our market areas or a rapid increase in interest rates may reduce the value of the real estate collateral securing these types of loans and increase the risk that we would incur losses if borrowers default on their loans. Residential loans with high combined loan-to-value generally will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which will in turn adversely affect our financial condition and results of operations.

Our allowance for credit losses on loans may not be sufficient to absorb losses in our loan portfolio, which would cause our results of operations, liquidity and financial condition to be adversely affected.

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

We maintain an allowance for credit losses— a reserve established through a provision for expected losses—we believe is appropriate to provide for lifetime expected credit losses in our loan portfolio. The appropriate level of the allowance for credit losses is determined by management through periodic reviews and consideration of several factors, including, but not limited to:

•our collective loss reserve, for loans evaluated on a pool basis with similar risk characteristics based on our life of loan historical default and loss experience, certain macroeconomic factors, reasonable and supportable forecasts, regulatory requirements, management’s expectations of future events and certain qualitative factors; and
•our individual loss reserve, based on our evaluation of individual loans that do not share similar risk characteristics and the present value of the expected future cash flows or the fair value of the underlying collateral.

Determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for credit losses may not be sufficient to cover the expected losses in our loan portfolio, resulting in the need for increases in our allowance for credit losses through the provision for credit losses which is recorded as a charge against income. Management also recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provision.

Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors—both within and outside of our control—may require an increase in the allowance for credit losses. If current conditions in the housing and real estate markets weaken, we expect we will experience increased delinquencies and credit losses.

Bank regulatory agencies also periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for credit losses, we may need additional provision to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

Risks Related to Merger and Acquisition Strategy

We pursue a strategy of supplementing internal growth by acquiring other financial companies or their assets and liabilities that we believe will help us fulfill our strategic objectives and enhance our earnings. We may be adversely affected by risks associated with potential acquisitions.

As part of our general growth strategy, we periodically expand our business through acquisitions. Although our business strategy emphasizes organic expansion, from time to time in the ordinary course of business, we engage in discussions with potential acquisition targets. There can be no assurance that we will successfully identify suitable acquisition candidates, complete acquisitions and successfully integrate acquired operations into our existing operations, or expand into new markets. The consummation of any future acquisitions may dilute shareholder value or may have an adverse effect upon our operating results while the operations of the acquired business are being integrated into our operations. In addition, once integrated, acquired operations may not achieve levels of profitability comparable to those achieved by Banner’s existing operations, or otherwise perform as expected. Further, transaction-related expenses may adversely affect our earnings. These adverse effects on our earnings and results of operations may have a negative impact on the value of Banner’s stock. Acquiring banks, bank branches or businesses involves risks commonly associated with acquisitions, including:

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
•the acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time-consuming and can also be disruptive to the clients of the acquired business. If the integration process is not conducted successfully and with minimal adverse effect on the acquired business and its clients, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose clients or employees of the acquired business. We may also experience greater than anticipated client losses even if the integration process is successful;
•to finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing shareholders;
•we have completed various acquisitions over the years that enhanced our rate of growth.  We may not be able to sustain our past rate of growth or to grow at all in the future; and
•to the extent our costs of an acquisition exceed the fair value of the net assets acquired, the acquisition will generate goodwill that must be analyzed for impairment at least annually.

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

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, and in particular the Federal Reserve. Since March 2022, in response to inflation, the Federal Open Market Committee (FOMC) of the Federal Reserve has increased the target range for the federal funds rate by 525 basis points, including 225 basis points during 2023, to a range of 5.25% to 5.50% as of December 31, 2023. As inflation eases, the FOMC has indicated rate decreases may be expected during 2024. However, if the FOMC further increases the targeted federal funds rate, overall interest rates will likely continue to rise, which may negatively impact our net interest margin and loan demand by reducing refinancing activity and new home purchases.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially affected.
Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations or by reducing our margins and profitability. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates, up or down, could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yields on interest-earning assets catch up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely decrease our income.

A sustained increase in market interest rates could adversely affect our earnings. As is the case with many banks, we attempt to maintain or increase our proportion of non-interest-bearing deposits comprising either, which has been challenging over the last year. At December 31, 2023, we had $1.40 billion in certificates of deposit that mature within one year and $11.55 billion in non-interest-bearing, negotiable order of withdrawal (NOW) checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans and other investments.

In addition, a substantial amount of our loans have adjustable interest rates.  As a result, these loans may experience a higher rate of default in a rising interest rate environment.  Further, a significant portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust.  Approximately 64% of our loan portfolio was comprised of adjustable or floating-rate loans at December 31, 2023, and approximately $4.79 billion, or 69%, of those loans contained interest rate floors, below which the loans’ contractual interest rate may not adjust.  At December 31, 2023, the weighted average floor interest rate of these loans was 4.40%.  At that date, approximately $1.36 billion, or 29%, of these loans were at their floor interest rate.  The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates.  Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates, which could have a material adverse effect on our results of operations.

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

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, rating agency actions in respect to the securities, defaults by the issuer or with respect to the underlying securities, lower market prices for securities and limited investor demand. Our available-for-sale debt securities in an unrealized loss position are evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. If a credit loss exists, an allowance for credit losses is recorded for the credit loss, resulting in a charge against earnings. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available-for-sale are reported as a separate component of AOCI, net of tax. Decreases in the fair value of securities available-for-sale resulting from increases in interest rates could have an adverse effect on shareholders’ equity. There can be no assurance that the declines in market value will not result in credit losses, which would lead to additional provision for credit losses that could have a material adverse effect on our net income and capital levels.

An increase in interest rates, change in the programs offered by secondary market purchasers or our ability to qualify for their programs may reduce our mortgage banking revenues, which would negatively impact our non-interest income.

Our mortgage banking operations provide a significant portion of our non-interest income.  We generate mortgage banking revenues primarily from gains on the sale of one- to four-family mortgage loans. The one- to four-family mortgage loans are sold pursuant to programs currently offered by Fannie Mae, Freddie Mac, Ginnie Mae and non-Government Sponsored Enterprise (GSE) investors.  These entities account for a substantial portion of the secondary market in residential one- to four-family mortgage loans. Future changes in the one- to four-family programs, including our eligibility to participate in these programs, the criteria for loans to be accepted, or laws that significantly affect the activity of such entities could materially adversely affect our results of operations.

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

Certain hedging strategies that we use to manage investment in mortgage loans held for sale and interest rate lock commitments may be ineffective to offset any adverse changes in the fair value of these assets due to changes in interest rates and market liquidity.

We use derivative instruments to economically hedge mortgage loans held for sale and interest rate lock commitments to offset changes in fair value resulting from changing interest rate environments. Our hedging strategies are susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve, among other factors. In addition, hedging strategies rely on assumptions and projections regarding assets and general market factors. If these assumptions and projections prove to be incorrect or our hedging strategies do not adequately mitigate the impact of changes in interest rates, we may incur losses that would adversely impact earnings.

Risks Related to Regulatory, Legal and Compliance

Proposed FDIC guidelines on corporate governance and risk management standards may affect our profitability, capital adequacy, and reputation.

In October 2023, considering recent and historical bank failures, the FDIC proposed guidelines aimed at establishing corporate governance and risk management expectations for all insured state-chartered banks, excluding those who are member of the Federal Reserve, with total assets exceeding $10 billion. This initiative, conducted through rulemaking under Section 39 of the Federal Deposit Insurance Act, empowers the FDIC to set forth enforceable standards that banks must comply with. The guidelines focus on defining obligations of the board of directors, specifying board composition and committee structures, and outlining expectations for an independent risk management function.
The impetus behind these guidelines stems from the FDIC’s observation that financial institutions with deficient corporate governance and risk management practices face a higher risk of failure. The FDIC aims to enhance a bank’s safety and soundness, minimizing the likelihood of failure and mitigating potential losses. The introduction of multiple safeguards within a bank’s risk management function seeks to avoid a “single point of failure.” As currently proposed, the guidelines could have various effects on us, and other banks subject to the guidelines, including:

•elevating compliance costs and operational complexity for the Bank, potentially diminishing net income and return on equity;
•mandating the Bank to maintain increased capital or liquidity to meet the proposed risk management standards, which may limit our ability to leverage assets and generate higher returns;
•subjecting the Bank to heightened regulatory scrutiny and enforcement actions, posing risks to our reputation and the Company’s market value;
•creating competitive disparities for covered institutions, such as the Bank, compared to other financial entities not subject to similar standards; and
•making attracting and maintaining qualified directors willing to serve on the Bank’s board more difficult.

The precise impact of the proposed guidelines on the Company’s profitability, capital adequacy, and reputation remains uncertain at this time.

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

Additionally, actions by regulatory agencies or significant litigation against us may lead to penalties that materially affect us. These regulations, along with the current tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation or change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and/or otherwise adversely affect us and our profitability. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent registered public accounting firm. Changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes. We cannot predict what restrictions may be imposed upon us with future legislation.

Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and results of operations.

The effects of climate change continue to create concern for the state of the environment. As a result, the global business community has increased its political and social awareness surrounding the issue, and the United States has entered into international agreements in an attempt to reduce global temperatures. Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose initiatives to supplement the global effort to combat climate change. Similar and even more expansive initiatives are expected under the current administration, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it difficult, or even impossible, to specifically predict how climate change may impact our financial condition and results of operations; however, the physical effects of climate change may also directly impact us. Unpredictable and more frequent weather disasters may adversely impact the real property, and/or the value of the real property, securing the loans in our portfolios. Additionally, if insurance obtained by our borrowers is insufficient to cover losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted by climate change, natural disasters and related events, which could impact our financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and the communities in which we operate. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

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

Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing shareholder value. We have established processes and procedures intended to identify, measure, monitor, report, analyze and control the types of risk to which we are subject. These risks include liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others. We also maintain a compliance program designed to identify, measure, assess, and report on our adherence to applicable laws, regulations, policies and procedures. While we assess and improve these programs on an ongoing basis, there can be no assurance that our risk management or compliance programs, along with other related controls, will effectively mitigate all risk and limit losses in our business. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business financial condition and results of operations could be materially adversely affected.

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

Our security measures may not be sufficient to mitigate the risk of a cyberattack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our client relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, fraudulent or unauthorized access, denial or degradation of service attacks, misuse, computer viruses, malware or other malicious code and cyberattacks that could have a meaningful security impact. If one or more of these events occur, this could jeopardize our or our clients’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause significant interruptions or malfunctions in our operations or the operations of our clients or counterparties. We may be required to expend substantial additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage and loss of business.

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions. Any compromise of our security could deter clients from using our internet banking services that involve the transmission of confidential information. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyberattacks and periodically test our security, these precautions may not protect our systems from compromises or breaches of our security measures, and any failure of these precautions could result in losses to us or our clients, our loss of business and/or clients, damage to our reputation, the incurrence of additional expenses, disruption to our business, our inability to grow our online services or other businesses, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our security measures may not protect us from system failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. While we select third-party vendors carefully, we do not control their actions. If our third-party providers encounter difficulties including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher transaction volumes, cyberattacks and security breaches or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our ability to deliver products and services to our clients and otherwise conduct business operations could be adversely impacted. Replacing these third-party vendors could also entail significant delay and expense. Threats to information security also exist in the processing of client information through various other vendors and their personnel.

We cannot provide assurance that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. We may not be insured against all types of losses, including losses resulting from third party failures, and insurance coverage may be inadequate to cover all losses resulting from breaches, system failures or other disruptions. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to identify alternative sources of such services, and we cannot provide assurance that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of clients and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

We are subject to certain risks in connection with our data management or aggregation.

We are reliant on our ability to manage data and our ability to aggregate data in an accurate and timely manner to ensure effective risk reporting and management. Our ability to manage data and aggregate data may be limited by the effectiveness of our policies, programs, processes and practices that govern how data is acquired, validated, stored, protected and processed. While we regularly update our policies, programs, processes and practices, many of our data management and aggregation processes are manual and subject to human error or system failure. Failure to manage data effectively and to aggregate data in an accurate and timely manner may limit our ability to manage current and emerging risks, and to manage changing business needs.

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

Additionally, collateralized public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which on the one hand tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these deposits historically have been a relatively stable source of funds for us, availability depends on the individual municipality’s fiscal policies and cash flow needs.

Benefits of strategic initiatives may not be realized.

Banner’s ability to compete depends on a number of factors, including, among others, its ability to develop and successfully execute strategic plans and initiatives. We may not be successful in achieving some or all of our strategic initiatives. The expected cost savings and revenue growth from our strategic initiatives may not be realized. The costs to implement our strategic initiatives may be greater than anticipated. Changes in economic conditions beyond our control, including changes in interest rates, may affect our ability to achieve our objectives. Our inability to execute on or achieve the anticipated outcomes of our strategic initiatives may affect how the market perceives us and could impede our growth and profitability.

Development of new products and services may impose additional costs on us and may expose us to increased operational risk.

Our financial performance depends, in part, on our ability to develop and market new and innovative services and to adopt or develop new technologies that differentiate our products or provide cost efficiencies, while avoiding increased related expenses. This dependency is exacerbated in the current “FinTech” environment, where financial institutions are significantly investing in evaluating new technologies, such as blockchain, and developing potentially industry-changing new products, services and industry standards. The introduction of new products and services can entail significant time and resources, including regulatory approvals. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented, rapid technological change in the industry, our ability to access technical and other information from our clients, the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices and the preparation of marketing, sales and other materials that fully and accurately describe the product or service and its underlying risks. Our failure to manage these risks and uncertainties also exposes us to enhanced risk of operational lapses which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our clients. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business and reputation, as well as on our consolidated results of operations and financial condition.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the community banking industry where the Bank conducts its business.  The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy.  Our success depends to a significant degree on our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel.  In particular, our success has been, and continues to be, highly dependent upon the abilities of key executives, including our president, and certain other employees.  We could undergo a difficult transition period if we were to lose the services of any of these individuals. Our success also depends on the experience of our banking facilities’ managers and bankers and on their relationships with the clients and communities they serve. In addition, our success has been and continues to be highly dependent upon the services of our directors, some of whom are at or nearing retirement age, and we may not be able to identify and attract suitable candidates to replace such directors. The loss of these key persons could negatively impact the affected banking operations.

We rely on other companies to provide key components of our business infrastructure.

We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us. Additionally, the bank regulatory agencies expect financial institutions to be responsible for all aspects of our vendors’ performance, including aspects which they delegate to third parties. Disruptions or failures in the physical infrastructure or operating systems that support our business and clients, or cyberattacks or security breaches of the network system or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

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

Companies are facing increasing scrutiny from clients, regulators, investors, and other stakeholders related to their environmental, social and governance (ESG) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions, human rights, and corporate governance. Increased ESG-related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

Risks Related to Holding Our Common Stock

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be exceedingly high.

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

We rely on dividends from the Bank for substantially all our revenue at the holding company level.

We are an entity separate and distinct from our principal subsidiary, the Bank, and derive substantially all our revenue at the holding company level in the form of dividends from that subsidiary. Accordingly, we are, and will be, dependent upon dividends from the Bank to pay the principal of and interest on our indebtedness to satisfy our other cash needs and to pay dividends on our common stock. The Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event the Bank is unable to pay dividends to us, we may not be able to pay dividends on our common stock at the same rate or at all. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Our articles of incorporation contain a provision which could limit the voting rights of a holder of our common stock.

Our charter provides that any person or group who acquires beneficial ownership of our common stock in excess of 10% of the outstanding shares may not vote the excess shares. Accordingly, if a person acquires beneficial ownership of more than 10% of the outstanding shares of our common stock, that person’s voting rights with respect to our common stock will not be commensurate with their economic interest in our company.

Anti-takeover provisions could negatively affect our shareholders.

Provisions in our articles of incorporation and bylaws, the corporate laws of the state of Washington and federal laws and regulations could delay or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise negatively affect the market value of our stock. These provisions, among others, include restrictions on voting shares of our common stock beneficially owned in excess of 10% of total shares outstanding; and advance notice requirements for nominations for election to our Board of Directors and for proposing matters that shareholders may act on at shareholder meetings. In addition, although we are in the process of transitioning from staggered three-year terms for directors to a declassified board structure in which each director will be elected for a one-year term, this transition is not complete. The partially staggered-terms structure will continue to serve as a relevant anti-takeover provision until the transition to a declassified board structure. Our articles of incorporation also authorize our Board of Directors to issue preferred or other stock, and preferred or other stock could be issued as a defensive measure in response to a takeover proposal. In addition, because we are a bank holding company, the ability of a third party to acquire us is limited by applicable banking laws and regulations. The Bank Holding Company Act requires any bank holding company to obtain the approval of the Federal Reserve before acquiring 5% or more of any class of our voting securities. Any entity that is a holder of 25% or more of any class of our voting securities, or in some circumstances a holder of a lesser percentage, is subject to regulation as a bank holding company under the Bank Holding Company Act. Under the Change in Bank Control Act of 1978, as amended, any person (or persons acting in concert), other than a bank holding company, is required to notify the Federal Reserve before acquiring 10% or more of any class of our voting securities.

Item 1B – Unresolved Staff Comments

None.

Item 1C – Cybersecurity

Risk Management and Strategy

Our cybersecurity risk management and strategy are integrated into our enterprise-wide risk management program, which leverages a “three lines of defense” model to manage risk within the organization. Technology risk (including cybersecurity risk) is identified as a key risk area for the Company, and Management measures inherent risk, mitigating controls, and residual risk on a quarterly basis.

The ability to mitigate cybersecurity risks is dependent upon an effective risk assessment process that identifies, measures, controls, and monitors material risks stemming from cybersecurity threats. These threats include any potential unauthorized activities occurring through the Company’s information systems that could adversely affect the confidentiality, integrity, or availability of the Company’s information systems or the data contained therein. The Company’s Information Security Program includes a comprehensive information security risk assessment process that incorporates the following elements:

•Identifying threats, measuring risk, defining information security requirements, and implementing controls to reduce risk.
•Identifying reasonably foreseeable internal and external threats that may lead to unauthorized disclosure, misuse, alteration, or destruction of sensitive information or information systems.
•Assessing the likelihood and potential damage posed by these threats, considering the degree of information sensitivity and the Company’s operations, inclusive of substantive changes to people, processes and technology.
•Aligning the Information Security Program with the Company’s enterprise-wide risk management program, which identifies, measures, mitigates, and monitors risk.
•Evaluating the adequacy of policies, procedures, information systems, and other arrangements designed to control identified risks, considering the Company’s operations, inclusive of substantive changes to people, processes and technology.
•Providing input for internal and external auditors and independent third-party engagements, including in relation to internal and external (i.e., third-party operated) penetration tests.
•Exercising risk oversight to conduct appropriate, risk-based due diligence and monitoring to understand risks associated with our third-party vendors and outsourced services.

The risk assessment process is designed to identify assets requiring risk reduction strategies and includes an evaluation of the key factors applicable to the operation. The Company conducts a variety of information security assessments throughout the year, both internally and through third-party specialists.

In designing our Information Security Program, we refer to established industry frameworks – in particular, the Federal Financial Institutions Examination Council (FFIEC) and guidance from the International Organization for Standardization (ISO). The FFIEC framework offers a set of guidelines to help financial institutions effectively manage and mitigate cybersecurity risks. The framework focuses on ensuring the confidentiality, integrity, and availability of sensitive information and systems. ISO/IEC 27001 is an international standard developed by the ISO specifically for Information Security, Cybersecurity and Privacy Protection (ISCPP). The ISO/IEC 27001 requirements provide a systematic and risk-based approach to managing sensitive information, ensuring its confidentiality, integrity, and availability. The requirements reflect best practices that organizations can use to guide an information security program. The Company considers these frameworks to be aspirational benchmarks to help inform the design of our Information Security Program, including risk mitigation controls and processes. While we believe our information security program is well-designed and appropriate for our organization, the sophistication of cyber threats continues to increase and the Company’s cybersecurity risk management and strategy may be insufficient and may not be successful in protecting against all cyber incidents. Accordingly, no matter how well designed or implemented the Company’s controls are, it may not be able to anticipate all cyber security breaches, and it may not be able to implement effective preventive measures against such security breaches in a timely manner. For more information on how cybersecurity risk may affect the Company’s business strategy, results of operations or financial condition, please refer to Item 1A, Risk Factors — Risks Related to Cybersecurity, Data and Fraud.

The Company uses a cross-functional approach to identify, prevent, and mitigate cybersecurity threats and incidents, and we have adopted controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. We have developed a formal cybersecurity incident response plan that outlines the steps the Company will take to respond to a cybersecurity incident.

While cybersecurity risks have the potential to materially affect the Company’s business, financial condition, and results of operations, the Company does not believe that risks from cybersecurity threats or attacks, including as a result of any previous cybersecurity incidents, have materially affected the Company, including our business strategy, results of operations or financial condition. With regard to the possible impact of future cybersecurity threats or incidents, see Item 1A, Risk Factors — Risks Related to Cybersecurity, Data and Fraud.

Governance

Our Board of Directors has adopted, and reviews annually, a Risk Appetite Statement that articulates the Company’s attitude towards risk. The Company’s Risk Appetite Statement identifies key risk categories and establishes a risk appetite for each, as well as specific associated risk metrics that are monitored quarterly by Management and reported to the Risk Committee. Management measures and reports inherent risk, mitigating controls, and residual risk for each key risk category and also identifies and regularly discusses emerging risks with the Risk Committee.

The Company's governance and oversight of cybersecurity risks are facilitated through our Information Security Program, which establishes administrative, technical, and physical safeguards designed to protect the confidential information and records of all the Bank’s clients in accordance with FDIC regulations. Our Information Security Program, along with its associated policies and guidelines, takes into account FDIC and FFIEC regulations and guidance on sensitive information protection as well as information system and domain name security. It is tailored to align with the Company’s size and complexity and the nature and scope of our activities.

We maintain relevant expertise within the Bank’s management team to manage cybersecurity risks. In particular, the Bank’s Chief Information Officer (CIO) provides direction and oversight for information technology and security across the Company, including existing and emerging initiatives. In this role, she leverages more than 25 years of information technology experience. In addition, the Bank’s Chief Information Security Officer (CISO) has been with the Company for more than 12 years and has maintained various applicable cybersecurity and IT audit certifications. Prior to joining the Bank, he worked for a Fortune 500 company and had 15 years of information technology experience working in networking, information security and information technology auditing. The CIO and the CISO are supported by a team of information technology and information security specialists.

Our Information Technology (IT) Management team, among other things, is responsible for conducting risk assessments, designing the Information Security Program to manage identified risks based on information sensitivity and the Company’s operational complexity, overseeing service provider arrangements, establishing risk-based response programs for incidents of unauthorized access, providing staff training, conducting testing of key controls, systems, and procedures, and adjusting the program in response to changes in people, processes, technology, sensitive information, threats, and the business environment (e.g., mergers, acquisitions, alliances, joint ventures, or outsourcing arrangements).

Our IT Management team reports annually to the Risk Committee regarding the overall status of the Information Security Program. This reporting encompasses various aspects, such as risk assessment, risk management and control decisions, service provider arrangements, results of independent testing, cybersecurity incidents or violations and Management’s responses, and recommendations for changes to the Information Security Program. Quarterly status updates are also provided to the Risk Committee.

The Board of Directors plays a crucial role, annually reviewing and approving our Information Security Program. The Board oversees efforts to develop, implement, and maintain an effective Information Security Program, including reviewing Management’s reporting on program effectiveness. Additionally, the Board of Directors’ Corporate Governance/Nominating Committee considers information technology and cybersecurity expertise when assessing potential director candidates, to help ensure the Board of Directors has the capability to appropriately oversee Management’s activities in these areas.

We maintain a Cybersecurity Incident Response Team (CIRT), which is responsible for addressing the technical aspects of the Company’s response to cybersecurity events. Additionally, our cross-functional Executive Cybersecurity Event Evaluation Team (ECEET) is responsible for assessing the potential business impacts and disclosure requirements related to cybersecurity events. Both the CIRT and the ECEET may consult cybersecurity legal counsel and other external experts in connection with their respective activities. An escalation process has been established for engaging other governance groups, which may include the Company’s Disclosure Committee and/or the Board of Directors’ Audit Committee, each of which also receive a quarterly report from the chair of the ECEET.

Item 2 – Properties

Banner maintains its administrative offices and main branch office, which is owned by us, in Walla Walla, Washington.  As of December 31, 2023, we have 135 branch offices located in Washington, Oregon, California, and Idaho.  Geographically, we have 65 branches located in Washington, 31 in Oregon, 30 in California and 9 in Idaho.  Of these branch locations, approximately 57% are owned and 43% are leased facilities.  In addition to the branch network, we also operate 13 loan production offices, seven of which are located in Washington, three in California, and one in each state of Oregon, Idaho and Utah.  All loan production offices are leased facilities.  The lease terms for our branch and loan production offices are not individually material.  Lease expirations range from 3 months to 12 years.  Administrative support offices are primarily in Washington, where we have six facilities, of which we own one and lease five.  Additionally, we have one leased administrative support office in Idaho and three administrative support offices in Oregon, two owned and one leased.  In the opinion of Management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

Item 3 – Legal Proceedings

In the normal course of our business, we have various legal proceedings and other contingent matters pending. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. Furthermore, in some matters, it is difficult to assess potential exposure because the legal proceeding is still in the pretrial stage. These claims and counter claims typically arise during the course of collection efforts on problem loans or with respect to actions to enforce liens on properties in which we hold a security interest, although we also are subject to claims related to employment matters. Claims related to employment matters may include, but are not limited to, claims by our employees of discrimination, harassment, violations of wage and hour requirements, or violations of other federal, state, or local laws and claims of misconduct or negligence on the part of our employees. Some or all of these claims may lead to litigation, including class action litigation, and these matters may cause us to incur negative publicity with respect to alleged claims. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operation for any period. At December 31, 2023, we had accrued $14.8 million related to these legal proceedings. The ultimate outcome of these legal proceedings could be more or less than what we have accrued. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, operations or cash flows, except as set forth below.

A class and collective action lawsuit, Bolding et al. v. Banner Bank, US Dist. Ct., WD WA., was filed against Banner Bank on April 17, 2017. The plaintiffs are former and/or current mortgage loan officers of AmericanWest Bank and/or Banner Bank, who allege that the employer bank failed to pay all required regular and overtime wages that were due pursuant to the Fair Labor Standards Act (FLSA) and related laws of the state respective to each individual plaintiff. The plaintiffs seek regular and overtime wages, plus certain penalty amounts and legal fees. On December 15, 2017, the Court granted the plaintiffs’ motion for conditional certification of a class with regard to the FLSA claims; following notice given to approximately 160 potential class members, 33 persons elected to “opt-in” as plaintiffs in the class. On October 10, 2018, the Court granted plaintiffs’ motion for certification of a different class of approximately 200 members, with regard to state law claims. Significant pre-trial motions were filed by both parties, including various motions by Banner Bank seeking to dismiss and/or limit the class claims. The Court granted in part and denied in part Banner Bank’s motions and ultimately allowed the case to proceed. The parties participated in a mediation in December 2022. The parties have executed a written settlement agreement and on October 4, 2023, the Court issued an order granting preliminary approval of the settlement. A fairness hearing was held on February 22, 2024, after which the Court entered a minute entry granting final approval of the settlement, awarding expenses in the amount of $303,000, and approving an award of $20,000 for each of the three class representatives. The Court reserved ruling on the amount of class counsel fees to be awarded. The Court-approved settlement agreement resolves the class action litigation and contains no admission of wrongdoing. The settlement structure requires Banner Bank to make available a total settlement fund of up to $15.0 million (the “Settlement Fund”) for the purpose of paying valid claims, class representative service awards, class counsel fees and expenses, and administration costs. The aggregate amount ultimately to be paid may be less than the Settlement Fund depending on the value of the valid claims submitted, as well as the amount of class counsel fees to be awarded by the Court. No additional accruals are currently anticipated for these purposes. Important risk factors could cause actual future results and other future events to differ materially from those currently estimated by management, including, but not limited to the number of valid claims, the amount of attorneys’ fees awarded to class counsel, and whether the proposed settlement is appealed.

Item 4 – Mine Safety Disclosures

Not applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our voting common stock is principally traded on the NASDAQ Global Select Market under the symbol “BANR.”  Shareholders of record as of December 31, 2023 totaled 1,800 based upon securities position listings furnished to us by our transfer agent.  This total does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2023:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Remaining Shares that May be Purchased at Period End under the Board Authorization
October 1, 2023 - October 31, 2023	828	$41.96	—	—
November 1, 2023 - November 30, 2023	117	43.38	—	—
December 1, 2023 - December 31, 2023	—	—	—	—
Total for quarter	945	$42.14	—	—

(1)    All shares reported in this column were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants in the fourth quarter of 2023, and were not repurchased as part of any publicly announced stock repurchase plan or program. The Company did not have a publicly announced stock repurchase plan or program in place during the three months ended December 31, 2023.

Restricted shares canceled to pay withholding taxes totaled 61,724 and 55,228 during the years ended December 31, 2023 and 2022, respectively.

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

Total Return Performance
250
200
150
100
50
Index Value
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Year Ended
Banner Corporation
NASDAQ Composite
KBW Regional Bank Index
S&P 500

	Year Ended*
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Banner Corporation	100.00	109.02	95.35	128.02	137.21	120.81
NASDAQ Composite	100.00	136.69	198.10	242.03	163.28	236.27
KBW Regional Bank Index	100.00	123.87	113.11	154.57	143.87	143.31
S&P 500	100.00	131.49	155.68	200.37	164.08	207.17

*Assumes $100 invested in Banner Corporation common stock and each index at the close of business on December 31, 2018 and that all dividends were reinvested.  Information for the graph was provided by Bloomberg LP, New York City, NY.

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

2023 Financial Highlights

•Revenues were $620.4 million for the year ended December 31, 2023, compared to $628.4 million for the prior year.
•Net income of $183.6 million, or $5.33 per diluted share, for the year ended December 31, 2023, compared to net income of $195.4 million, or $5.67 per diluted share for the prior year.
•Net interest income was $576.0 million for the year ended December 31, 2023, compared to $553.2 million for the prior year.
•Net interest margin, on a tax equivalent basis, was 4.01% compared to 3.68% in the prior year.
•Mortgage banking revenue was $11.8 million for the year ended December 31, 2023, compared to $10.8 million in the prior year.
•Income from deposit fees and other service charges was $41.6 million for the year ended December 31, 2023, compared to $44.5 million for the prior year.
•Non-interest expense was $382.5 million for the year ended December 31, 2023, compared to $377.3 million for the prior year.
•Return on average assets was 1.18% for both 2023 and 2022.
•Efficiency ratio was 61.66%, compared to 60.04% in the prior year.
•Net loans receivable increased 7% to $10.66 billion at December 31, 2023, compared to $10.01 billion a year ago.
•Non-performing assets were $30.1 million, or 0.19% of total assets, at December 31, 2023, compared to $23.4 million, or 0.15% of total assets, a year ago.
•The allowance for credit losses - loans was $149.6 million, or 1.38% of total loans receivable, at December 31, 2023, compared to $141.5 million, or 1.39% of total loans receivable a year ago.
•Total deposits were $13.03 billion at December 31, 2023, compared to $13.62 billion a year ago.
•Core deposits represented 89% of total deposits at December 31, 2023.
•Banner Bank’s estimated uninsured deposits were approximately 31% of total deposits at December 31, 2023.
•Banner Bank’s estimated uninsured deposits, excluding collateralized public deposits and affiliate deposits, were approximately 28% of total deposits at December 31, 2023.
•Available borrowing capacity was $4.65 billion at December 31, 2023.
•On-balance sheet liquidity was $2.93 billion at December 31, 2023.
•Cash dividends paid to shareholders were $1.92 per share, compared to $1.76 for the prior year.
•Common shareholders’ equity per share increased to $48.12 at December 31, 2023, compared to $42.59 a year ago.
•Tangible common shareholders’ equity per share* increased 12% to $37.09 at December 31, 2023, compared to $31.41 a year ago.

* Represents a non-GAAP financial measure. For a reconciliation of the non-GAAP financial measure to the most directly comparable GAAP financial measure, see “Non-GAAP Financial Measures” below.

Selected Financial Data: The following condensed consolidated statements of financial condition and operations and selected performance ratios as of December 31, 2023, 2022 and 2021, and for the years then ended have been derived from our audited consolidated financial statements.

FINANCIAL CONDITION DATA:
	December 31
(In thousands, except shares)	2023	2022	2021
Total assets	$15,670,391	$15,833,431	$16,804,872
Cash and securities (1)	3,687,302	4,178,375	6,321,196
Loans receivable, net	10,660,812	10,005,259	8,952,664
Deposits	13,029,497	13,620,059	14,326,933
Borrowings	665,141	456,603	532,869
Total shareholders’ equity	1,652,691	1,456,432	1,690,327
Shares outstanding	34,348,369	34,194,018	34,252,632

OPERATING DATA:
	For the Year Ended December 31
(In thousands)	2023	2022	2021
Interest income	$701,572	$572,569	$520,500
Interest expense	125,567	19,390	23,609
Net interest income	576,005	553,179	496,891
Provision (recapture) for credit losses	10,789	10,364	(33,388)
Net interest income after provision (recapture) for credit losses	565,216	542,815	530,279
Deposit fees and other service charges	41,638	44,459	39,495
Mortgage banking operations revenue	11,817	10,834	33,948
Net (loss) gain on sale of securities	(19,242)	(3,248)	482
Net change in valuation of financial instruments carried at fair value	(4,218)	807	4,616
All other non-interest income	14,414	22,403	17,875
Total non-interest income	44,409	75,255	96,416
Salary and employee benefits	244,563	242,266	244,351
All other non-interest expenses	137,975	135,029	135,750
Total non-interest expense	382,538	377,295	380,101
Income before provision for income tax expense	227,087	240,775	246,594
Provision for income tax expense	43,463	45,397	45,546
Net income	$183,624	$195,378	$201,048

PER COMMON SHARE DATA:
	At or For the Years Ended December 31
	2023	2022	2021
Net income:
Basic	$5.35	$5.70	$5.81
Diluted	5.33	5.67	5.76
Diluted adjusted earnings per share (8)	5.88	5.69	5.97
Common shareholders’ equity per share (2)	48.12	42.59	49.35
Common shareholders’ tangible equity per share (2)(8)	37.09	31.41	38.02
Cash dividends	1.92	1.76	1.64
Dividend payout ratio (basic)	35.89%	30.88%	28.23%
Dividend payout ratio (diluted)	36.02%	31.04%	28.47%

OTHER DATA:
	As of December 31
	2023	2022	2021
Full-time equivalent employees	1,966	1,931	1,891
Number of branches	135	137	150

KEY FINANCIAL RATIOS:
	At or For the Years Ended December 31
	2023	2022	2021
Performance Ratios:
Return on average assets (3)	1.18%	1.18%	1.24%
Return on average common equity (4)	11.94	12.79	12.12
Average common equity to average assets	9.88	9.26	10.26
Net interest margin (tax equivalent) (5)	4.01	3.68	3.39
Non-interest income to average assets	0.29	0.46	0.60
Non-interest expense to average assets	2.46	2.29	2.35
Efficiency ratio (6)	61.66	60.04	64.06
Adjusted efficiency ratio (8)	57.89	57.99	60.22
Average interest-earning assets to funding liabilities	106.67	104.16	104.18
Loans to deposits ratio	83.05	74.92	64.08
Selected Financial Ratios:
Allowance for credit losses - loans as a percent of total loans at end of period	1.38	1.39	1.45
Net (charge-offs)/recoveries as a percent of average outstanding loans during the period	(0.03)	0.01	(0.02)
Non-performing assets as a percent of total assets	0.19	0.15	0.14
Allowance for credit losses - loans as a percent of non-performing loans (7)	505.52	615.25	578.47
Common shareholders’ equity to total assets	10.55	9.20	10.06
Common shareholders’ tangible equity to tangible assets (8)	8.33	6.95	7.93
Consolidated Capital Ratios:
Total capital to risk-weighted assets	14.58	14.04	14.71
Tier 1 capital to risk-weighted assets	12.64	12.13	12.74
Tier 1 capital to average leverage assets	10.56	9.45	8.76
Common equity tier I capital to risk-weighted assets	11.97	11.44	11.54

(1)Includes securities available-for-sale and held-to-maturity.
(2)Calculated using shares outstanding.
(3)Net income divided by average assets.
(4)Net income divided by average common equity.
(5)Net interest income as a percent of average interest-earning assets on a tax equivalent basis.
(6)Non-interest expenses divided by the total of net interest income and non-interest income.
(7)Non-performing loans consist of nonaccrual and 90 days past due loans still accruing interest.
(8)Represents a non-GAAP financial measure. For a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measure, see, “Non-GAAP Financial Measures” below.

Non-GAAP Financial Measures

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

Adjusted revenue, diluted adjusted earnings per share and adjusted efficiency ratio are non-GAAP financial measures. To calculate the adjusted revenue, diluted adjusted earnings per share and adjusted efficiency ratio, we make adjustments to our GAAP revenues and expenses as reported on our Consolidated Statements of Operations. Management believes that these non-GAAP financial measures provide information to investors that is useful in evaluating the operating performance and trends of financial services companies, including the Company. The following tables set forth reconciliations of these non-GAAP financial measures (dollars in thousands, except share and per share data):

	For the Years Ended December 31
	2023	2022	2021
ADJUSTED REVENUE:
Net interest income (GAAP)	$576,005	$553,179	$496,891
Non-interest income (GAAP)	44,409	75,255	96,416
Total revenue (GAAP)	620,414	628,434	593,307
Exclude: Net loss (gain) on sale of securities	19,242	3,248	(482)
Net change in valuation of financial instruments carried at fair value	4,218	(807)	(4,616)
Gain on sale of branches	—	(7,804)	—
Adjusted revenue (non-GAAP)	$643,874	$623,071	$588,209
ADJUSTED EARNINGS:
Net income (GAAP)	$183,624	$195,378	$201,048
Exclude: Net loss (gain) on sale of securities	19,242	3,248	(482)
Net change in valuation of financial instruments carried at fair value	4,218	(807)	(4,616)
Merger and acquisition-related costs	—	—	660
COVID-19 expenses	—	—	436
Gain on sale of branches	—	(7,804)	—
Banner Forward expenses (1)	1,334	5,293	11,604
Loss on extinguishment of debt	—	793	2,284
Related tax benefit	(5,951)	(174)	(2,373)
Total adjusted earnings (non-GAAP)	$202,467	$195,927	$208,561
Diluted earnings per share (GAAP)	$5.33	$5.67	$5.76
Diluted adjusted earnings per share (non-GAAP)	$5.88	$5.69	$5.97

	For the Years Ended December 31
ADJUSTED EFFICIENCY RATIO:	2023	2022	2021
Non-interest expense (GAAP)	$382,538	$377,295	$380,101
Exclude: Merger and acquisition-related costs	—	—	(660)
COVID-19 expenses	—	—	(436)
Banner Forward expenses (1)	(1,334)	(5,293)	(11,604)
CDI amortization	(3,756)	(5,279)	(6,571)
State/municipal tax expense	(5,260)	(4,693)	(4,343)
REO operations	538	104	22
Loss on extinguishment of debt	—	(793)	(2,284)
Adjusted non-interest expense (non-GAAP)	$372,726	$361,341	$354,225

Net interest income (GAAP)	$576,005	$553,179	$496,891
Non-interest income (GAAP)	44,409	75,255	96,416
Total revenue (GAAP)	620,414	628,434	593,307
Exclude: Net loss (gain) on sale of securities	19,242	3,248	(482)
Net change in valuation of financial instruments carried at fair value	4,218	(807)	(4,616)
Gain on sale of branches	—	(7,804)	—
Adjusted revenue (non-GAAP)	$643,874	$623,071	$588,209

Efficiency ratio (GAAP)	61.66%	60.04%	64.06%
Adjusted efficiency ratio (non-GAAP)	57.89%	57.99%	60.22%
(1)Included in miscellaneous expenses in the Consolidated Statement of Operations.

The ratio of tangible common shareholders’ equity to tangible assets is a non-GAAP financial measure. We calculate tangible common equity by excluding goodwill and other intangible assets from shareholders’ equity. We calculate tangible assets by excluding the balance of goodwill and other intangible assets from total assets. We believe this is consistent with the treatment by our bank regulatory agencies, which exclude goodwill and other intangible assets from the calculation of risk-based capital ratios. The following table sets forth the reconciliation of tangible equity and tangible assets (dollars in thousands, except share and per share data).

	December 31
	2023	2022	2021
Shareholders’ equity (GAAP)	$1,652,691	$1,456,432	$1,690,327
Exclude goodwill and other intangible assets, net	378,805	382,561	387,976
Common shareholders’ tangible equity (non-GAAP)	$1,273,886	$1,073,871	$1,302,351
Total assets (GAAP)	$15,670,391	$15,833,431	$16,804,872
Exclude goodwill and other intangible assets, net	378,805	382,561	387,976
Total tangible assets (non-GAAP)	$15,291,586	$15,450,870	$16,416,896
Common shareholders’ equity to total assets (GAAP)	10.55%	9.20%	10.06%
Common shareholders’ tangible equity to tangible assets (non-GAAP)	8.33%	6.95%	7.93%
Common shares outstanding	34,348,369	34,194,018	34,252,632
Common shareholders’ equity (book value) per share (GAAP)	$48.12	$42.59	$49.35
Common shareholders’ tangible equity (tangible book value) per share (non-GAAP)	$37.09	$31.41	$38.02

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

Allowance for Credit Losses: The allowance for credit losses reflects Management’s evaluation of our loans and their estimated loss potential, as well as the risk inherent in various components of the portfolio. There is significant judgment and assumptions applied in estimating the allowance for credit losses. These judgements, assumptions and estimates are susceptible to significant changes based on the current environment. Among the material estimates required to establish the allowance for credit losses are a reasonable and supportable forecast; a reasonable and supportable forecast period and the reversion period; value of collateral; strength of guarantors; the amount and timing of future cash flows for loans individually evaluated; and determination of the qualitative loss factors.

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

Management considers various economic scenarios and forecasts to arrive at the estimate that most reflects Management’s expectations of future conditions. The selection of a more optimistic or pessimistic economic forecast would result in a lower or higher allowance for credit losses. The use of a protracted slump economic forecast would have increased the allowance for credit losses - loans by approximately 22% as of December 31, 2023, where the use of a stronger near-term growth economic forecast would have resulted in a negligible decrease in the allowance for credit losses - loans as of December 31, 2023.

Management uses a scale to assign qualitative and environmental (QE) factor adjustments based on the level of estimated impact which requires a significant amount of judgment. Some QE factors impact all loan segments equally while others may impact some loan segments more or less than others. If Management’s judgment were different for a QE factor that impacts all loan segments equally, a five basis-point change in this QE factor would increase or decrease the allowance for credit losses by 3.7% as of December 31, 2023.

Fair Value Accounting and Measurement: We use fair value measurements to record fair value adjustments to certain financial assets and liabilities. A hierarchical disclosure framework associated with the level of pricing observability is utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Determining the fair value of financial instruments with unobservable inputs requires a significant amount of judgment. This includes the discount rate used to fair value our trust preferred securities and junior subordinated debentures. A 25 basis-point increase or decrease in the discount rate used to calculate the fair value of our trust preferred securities would result in a $491,000 decrease or increase in the reported fair value as of December 31, 2023, with an offsetting adjustment to our accumulated other comprehensive income. A 25 basis-point increase or decrease in the discount rate used to calculate the fair value of our junior subordinated debentures would result in a $1.3 million decrease or increase in the reported fair value as of December 31, 2023, with an offsetting adjustment to our accumulated other comprehensive income.

Goodwill: An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment involves judgment by Management on determining whether there have been any triggering events that have occurred which would indicate potential impairment. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. Various valuation methodologies are considered when estimating the reporting unit’s fair value. The specific factors used in these various valuation methodologies that require judgment include the selection of comparable market transactions, discount rates, earnings capitalization rates and the future projected earnings of the reporting unit. Changes in these assumptions could result in changes to the estimated fair value of the reporting unit. The Company completed an assessment of qualitative factors as of December 31, 2023, and concluded that no further analysis was required as it is more likely than not that the fair value of the Bank, the reporting unit, exceeds the carrying value.

Income Taxes and Deferred Taxes:  The Company determines its deferred tax assets and liabilities based on the enacted tax rates that are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A 1% change in tax rates would result in a $6.3 million increase or decrease in our net deferred tax asset as of December 31, 2023. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the tax authorities and newly enacted statutory, judicial and regulatory guidance that could impact the relative merits of tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. The evaluation pertaining to the tax expense and related deferred tax asset and liability balances involves a high degree of judgment and subjectivity around the measurement and resolution of these matters. This includes an evaluation of our ability to use our net operating loss carryforwards. The ultimate realization of the deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible.

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

Comparison of Financial Condition at December 31, 2023 and 2022

General. Total assets decreased to $15.67 billion at December 31, 2023, compared to $15.83 billion at December 31, 2022.  The decrease in assets was primarily due to $300.0 million of reverse repurchase agreements maturing, as well as the sale of securities during 2023, partially offset by loan growth.

Total loans receivable (gross loans less deferred fees and discounts and excluding loans held for sale) increased $663.7 million, or 7%, to $10.81 billion at December 31, 2023, from $10.15 billion at December 31, 2022.  The increase in total loans receivable primarily reflects growth in one- to four-family residential, multifamily real estate and multifamily construction loan balances.

Loans held for sale decreased to $11.2 million at December 31, 2023, compared to $56.9 million at December 31, 2022, as a result of the transfer of $43.5 million of multifamily loans held for sale to held for investment during the fourth quarter of 2023. Loans held for sale at December 31, 2023, included no multifamily loans and $11.2 million of one- to four-family loans, compared to $49.5 million of multifamily loans and $7.4 million of one- to four-family loans at December 31, 2022.

The aggregate of securities and interest-bearing deposits decreased $802.6 million, or 19%, to $3.48 billion at December 31, 2023, compared to $4.28 billion a year earlier, primarily due to a decrease in securities.  Securities decreased to $3.43 billion at December 31, 2023, from $3.94 billion at December 31, 2022, primarily due to $300.0 million of reverse repurchase agreements maturing during 2023, as well as the sale of securities and normal security portfolio cash flows. Fair value adjustments for securities designated as available-for-sale reflected an increase of $54.3 million for the year ended December 31, 2023, which was included net of the associated tax expense as a component of other comprehensive income. Securities which are designated as trading decreased by $27.2 million from the prior year-end balance due to the transfer of TPS from trading to available-for-sale during the fourth quarter of 2023. The average effective duration of our securities portfolio was approximately 6.5 years at both December 31, 2023 and December 31, 2022.

Deposits decreased $590.6 million, or 4%, to $13.03 billion at December 31, 2023, from $13.62 billion at December 31, 2022. The decline in deposits during the year ended 2023 was primarily due to interest rate-sensitive clients moving a portion of their non-operating deposit balances to higher yielding investments.  Core deposits were 89% of total deposits at December 31, 2023, compared to 95% of total deposits one year earlier. Non-interest-bearing deposits decreased by $1.38 billion, or 22%, to $4.79 billion from $6.18 billion at December 31, 2022, while interest-bearing transaction and savings accounts increased by $40.1 million, or 1%, to $6.76 billion at December 31, 2023, from $6.72 billion at December 31, 2022. Certificates of deposit increased $753.9 million, or 104%, to $1.48 billion at December 31, 2023, from $723.5 million at December 31, 2022, reflecting higher rates attracting customers to these deposit types and a $108.1 million increase in brokered deposits. We had $108.1 million of brokered deposits at December 31, 2023, compared to none at December 31, 2022.

We had $323.0 million and $50.0 million of FHLB advances at December 31, 2023 and December 31, 2022, respectively. Other borrowings, consisting of retail repurchase agreements primarily related to client cash management accounts, decreased $49.9 million to $182.9 million at December 31, 2023, compared to $232.8 million at December 31, 2022. Junior subordinated debentures totaled $66.4 million at December 31, 2023, compared to $74.9 million at December 31, 2022. Subordinated notes, net of issuance costs, were $92.9 million at December 31, 2023, compared to $98.9 million at December 31, 2022.

Total shareholders’ equity increased $196.3 million, to $1.65 billion at December 31, 2023, compared to $1.46 billion at December 31, 2022. The increase in shareholders’ equity primarily reflects $183.6 million of year-to-date net income and a $73.6 million decrease in AOCI, primarily due to an increase in the fair value of the security portfolio. This increase was partially offset by the accrual of $66.7 million of cash dividends to common shareholders. There were no shares of common stock repurchased during the year ended December 31, 2023. Common shareholder’s equity to total assets was 10.55% and 9.20% at December 31, 2023 and 2022, respectively. Tangible common shareholders’ equity (a non-GAAP financial measure), which excludes goodwill and other intangible assets was $1.27 billion, or 8.33% of tangible assets at December 31, 2023, compared to $1.07 billion, or 6.95% at December 31, 2022. The increase in tangible common shareholders’ equity as a percentage of tangible assets was primarily due to the previously mentioned decrease in AOCI and an increase in retained earnings. The Company’s book value per share was $48.12 at December 31, 2023, compared to $42.59 per share a year ago, and its tangible book value per share (a non-GAAP financial measure) was $37.09 at December 31, 2023, compared to $31.41 per share a year ago. See, “Executive Overview - Non-GAAP Financial Measures” above for a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures.

Investments.  At December 31, 2023, our securities portfolio totaled $3.43 billion and consisted principally of mortgage-backed and mortgage-related securities.  Our investment levels may be increased or decreased depending upon Management’s projections as to the demand for funds to be used in our loan origination, deposit and other activities, and upon yields available on investment alternatives.  During the year ended December 31, 2023, our aggregate investment in securities decreased $502.5 million, primarily due to $300.0 million of reverse repurchase agreements maturing as well as the sale of securities and normal security portfolio cash flows. Mortgage-backed securities decreased $293.9 million and U.S. Government and agency obligations decreased $20.9 million, while municipal bonds decreased $165.5 million, corporate debt obligations decreased $30.1 million and asset-backed securities increased $9.3 million.

U.S. Government and Agency Obligations:  Our portfolio of U.S. Government and agency obligations had a carrying value of $34.5 million (with an amortized cost of $35.2 million) at December 31, 2023, a weighted average contractual maturity of 9.3 years and a weighted average coupon rate of 5.25%.  Many of the U.S. Government and agency obligations we own include call features which allow the issuing agency the right to call the securities at various dates prior to the final maturity.

Mortgage-Backed Obligations:  At December 31, 2023, our mortgage-backed and mortgage-related securities had a carrying value of $2.46 billion ($2.77 billion at amortized cost, with a net unrealized loss adjustment of $313.2 million).  The weighted average coupon rate of these securities was 2.60% and the weighted average contractual maturity was 26.2 years, although we receive principal payments on these securities each month resulting in a much shorter expected average life.  As of December 31, 2023, 97% of the mortgage-backed and mortgage-related securities pay interest at a fixed rate.

Municipal Bonds:  The carrying value of our tax-exempt bonds at December 31, 2023 was $512.5 million ($528.4 million at amortized cost), comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and, to a lesser extent, revenue bonds (i.e., backed by revenues from the specific project being financed) issued by cities and counties and various housing authorities, and hospital, school, water and sanitation districts.  We also had taxable bonds in our municipal bond portfolio, which at December 31, 2023 had a carrying value of $86.3 million ($98.9 million at amortized cost).  Many of our qualifying municipal bonds are not rated by a nationally recognized credit rating agency due to the smaller size of the total issuance and a portion of these bonds have been acquired through direct private placement by the issuers. We have not experienced any defaults or payment deferrals on our current portfolio of municipal bonds.  Our combined municipal bond portfolio is geographically diverse, with the majority within the states of Washington, Oregon, Texas and California. At December 31, 2023, our municipal bond portfolio, including taxable and tax-exempt, had a weighted average maturity of approximately 21.4 years and a weighted average coupon rate of 3.19%.

Corporate Bonds:  Our corporate bond portfolio had a carrying value of $121.7 million ($134.1 million at amortized cost) at December 31, 2023.  At December 31, 2023, the portfolio had a weighted average maturity of 11.0 years and a weighted average coupon rate of 4.91%.

Asset-Backed Securities:  At December 31, 2023, our asset-backed securities portfolio had a carrying value of $220.9 million (with an amortized cost of $222.5 million), and was comprised of collateralized loan obligations.  The weighted average coupon rate of these securities was 7.36% and the weighted average contractual maturity was 12.9 years. At December 31, 2023, 100% of these securities had adjustable interest rates tied to three-month SOFR.

The following tables set forth certain information regarding carrying values and percentage of total carrying values of our portfolio of securities—trading and securities—available-for-sale, both carried at estimated fair market value, and securities—held-to-maturity, carried at amortized cost, net of the allowance for credit losses - securities as of December 31, 2023, 2022 and 2021 (dollars in thousands):

Table 1: Securities

	December 31
	2023		2022		2021
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Trading
Corporate bonds (1)	$—	n/a	$28,694	100%	$26,981	100%
Total securities—trading	$—	n/a	$28,694	100%	$26,981	100%

Available-for-Sale
U.S. Government and agency obligations	$34,189	1%	$55,108	2%	$201,332	6%
Municipal bonds	132,905	6	261,209	9	308,612	8
Corporate bonds	119,123	5	121,853	4	117,347	3
Mortgage-backed or related securities	1,866,714	79	2,139,336	77	2,805,268	77
Asset-backed securities	220,852	9	211,525	8	206,434	6
Total securities—available-for-sale	$2,373,783	100%	$2,789,031	100%	$3,638,993	100%

Held-to-Maturity
U.S. Government and agency obligations	$307	—%	$312	—%	$316	—%
Municipal bonds	465,875	44	503,117	45	420,555	80
Corporate bonds	2,606	—	2,961	—	3,092	1
Mortgage-backed or related securities	590,267	56	611,577	55	97,392	19
Total securities—held-to-maturity	$1,059,055	100%	$1,117,967	100%	$521,355	100%
Estimated market value	$907,514		$942,180		$541,853

(1) In the fourth quarter of 2023, our corporate bonds classified as trading were transferred to available-for-sale.

The following table shows the maturity or period to repricing of our available-for-sale and held-to-maturity securities as of December 31, 2023 (dollars in thousands):

Table 2: Securities Available-for-Sale and Held-to-Maturity —Maturity/Repricing and Rates

	December 31, 2023
	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Government and agency obligations	$—	—%	$25,483	5.74%	$5,086	3.95%	$3,927	2.84%	$34,496	5.15%
Municipal bonds:
Taxable	5,265	2.47	10,227	3.68	8,650	3.42	62,186	2.74	86,328	2.91
Tax exempt (1)	1,168	4.52	6,773	2.88	10,444	3.67	494,067	3.56	512,452	3.55
	6,433	2.84	17,000	3.36	19,094	3.56	556,253	3.47	598,780	3.46
Corporate bonds	75	6.79	20,146	4.63	74,973	3.83	26,535	10.89	121,729	5.49
Mortgage-backed or related securities	—	—	108,557	2.58	199,826	2.41	2,148,598	2.68	2,456,981	2.65
Asset-backed securities	—	—	—	—	50,574	7.87	170,278	7.53	220,852	7.61
Total securities available-for-sale and held-to-maturity—carrying value	$6,508	2.89	$171,186	3.37	$349,553	3.59	$2,905,591	3.19	$3,432,838	3.24
Total securities available-for-sale and held-to-maturity—estimated market value	$6,446		$170,906		$348,595		$2,755,350		$3,281,297

(1)Tax-exempt weighted average yield is calculated on a tax equivalent basis using a federal tax rate of 21% and a tax disallowance of 10%.

Loans and Lending.  Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans to total deposits ratio at a level designed to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. Our loan-to-deposit ratio at December 31, 2023, was 83%. We offer a wide range of loan products to meet the demands of our clients. Our lending activities are primarily directed toward the origination of commercial real estate and business loans. While we originate a variety of loans, our ability to originate each type of loan depends upon the relative client demand and competition in each market we serve.  We continue to implement strategies designed to capture more market share and achieve increases in targeted loans. New loan originations and portfolio balances will continue to be significantly affected by economic activity and changes in interest rates.

The following table shows loan origination activity (excluding loans held for sale) for the years ended December 31, 2023, 2022 and 2021 (in thousands):

Table 3: Loan Originations

	Years Ended
	Dec 31, 2023	Dec 31, 2022	Dec 31, 2021
Commercial real estate	$309,022	$418,635	$565,809
Multifamily real estate	57,046	37,612	110,640
Construction and land	1,541,383	1,935,476	1,975,664
Commercial business:
Commercial business	585,047	1,034,950	731,315
SBA PPP	—	—	485,077
Agricultural business	84,072	89,655	61,997
One- to four-family residential	167,951	358,976	206,662
Consumer	300,913	545,254	465,213
Total loan originations (excluding loans held for sale)	$3,045,434	$4,420,558	$4,602,377

One- to Four-Family Residential Real Estate Lending:  At December 31, 2023, $1.52 billion, or 14% of our loan portfolio, consisted of permanent loans on one- to four-family residences.  We are active originators of one- to four-family residential loans in most communities where we have established offices in Washington, Oregon, California and Idaho. Our balance of loans for one- to four-family residences increased by $344.9 million in 2023, compared to the prior year. The increase in one- to four-family real estate loans during 2023 was primarily the result of a higher percentage of one- to four-family construction loans converting to one- to four-family residential loans and a larger percentage of new production being held in portfolio.

Construction and Land Lending:   Our construction loan originations have been relatively strong in recent years as builders have expanded production and experienced strong home sales in many markets where we operate.  At December 31, 2023, construction, land and land development loans totaled $1.54 billion, or 14% of total loans. The largest shifts in our construction, land and land development portfolio occurred in multifamily and one- to four-family construction loans. Multifamily construction loans increased $178.2 million, or 55%, to $504.0 million at December 31, 2023. Multifamily construction loans represented approximately 5% of our total loan portfolio at December 31, 2023 and is comprised of affordable housing projects and, to a lesser extent, market rate multifamily projects across our footprint. One- to four-family construction loans decreased $120.9 million, or 19%, to $526.4 million at December 31, 2023. One- to four-family construction loans represented approximately 5% of our total loan portfolio at December 31, 2023, and included speculative construction loans, as well as “all-in-one” construction loans made to owner occupants that convert to permanent loans upon completion of the homes that, depending on market conditions, may be subsequently sold into the secondary market.

Commercial and Multifamily Real Estate Lending:  We originate loans secured by commercial and multifamily real estate.  Commercial and multifamily real estate loans originated by us include both fixed- and adjustable-rate loans with intermediate terms of generally five to 10 years.  Our commercial real estate portfolio consists of loans on a variety of property types with no significant concentrations by property type, borrowers or locations.  At December 31, 2023, our loan portfolio included $3.64 billion of commercial real estate loans, or 34% of the total loan portfolio, and $811.2 million of multifamily real estate loans, or 8% of the total loan portfolio. The increase in multifamily loans was the result of the transfer of $43.5 million of multifamily loans held for sale to the held for investment loan portfolio in the fourth quarter of 2023 and the conversion of affordable housing construction loans to the multifamily portfolio upon the completion of the construction phase.

Commercial Business Lending:  Our commercial business lending is directed toward meeting the credit and related deposit needs of various small-to-medium-sized business and agribusiness borrowers operating in our primary market areas.  In addition to providing earning assets, this type of lending has helped increase our deposit base. At December 31, 2023, commercial business loans, including small business scored, totaled $2.28 billion, or 21% of total loans. Our commercial business lending, to a lesser extent, includes participation in certain syndicated loans, including shared national credits which totaled $239.0 million, or 2% of our loan portfolio, at December 31, 2023.

Agricultural Lending:  Agriculture is a major industry in many Washington, Oregon, California and Idaho locations in our service area.  While agricultural loans are not a large part of our portfolio, we routinely make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting.  Payments on agricultural loans depend, to a large degree, on the results of operation of the related farm entity.  The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile at times.  At December 31, 2023, agricultural loans totaled $331.1 million, or 3% of the loan portfolio.

Consumer and Other Lending:  Consumer lending has traditionally been a modest part of our business with loans made primarily to accommodate our existing client base. At December 31, 2023, our consumer loans increased $18.5 million to $699.4 million, or 6% of our loan portfolio, compared to December 31, 2022.  As of December 31, 2023, 84% of our consumer loans were secured by one- to four-family residences, including home equity lines of credit.  Credit card balances totaled $47.4 million at December 31, 2023.

Loan Servicing Portfolio:  At December 31, 2023, we were servicing $3.05 billion of loans for others and held $11.8 million in escrow for our portfolio of loans serviced for others.  The loan servicing portfolio at December 31, 2023 was comprised of $1.34 billion of Freddie Mac residential mortgage loans, $1.05 billion of Fannie Mae residential mortgage loans, $395.6 million of Oregon Housing residential mortgage loans, $59.9 million of SBA loans and $206.0 million of other loans serviced for a variety of investors.  The portfolio included loans secured by property located primarily in the states of Washington, Oregon, Idaho and California.  For the years ended December 31, 2023 and 2022, we recognized $7.8 million of loan servicing income in our results of operations.

The following table sets forth the composition of the Company’s loan portfolio, net of discounts and deferred fees and costs, by type of loan as of the dates indicated (dollars in thousands):

Table 4: Loan Portfolio Analysis

During the first quarter of 2022, the Company changed the segmentation of its Small Balance CRE loan category based on the common risk characteristics used to measure the allowance for credit losses.  The presentation of loans receivable at December 31, 2021, has been revised to match the segmentation used in the current period presentation.

	December 31, 2023		December 31, 2022		December 31, 2021
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$915,897	9%	$845,320	8%	$831,623	9%
Investment properties	1,541,344	14	1,589,975	16	1,674,027	18
Small balance CRE	1,178,500	11	1,200,251	12	1,281,863	14
Total commercial real estate	3,635,741	34	3,635,546	36	3,787,513	41
Multifamily real estate	811,232	8	645,071	6	530,885	6
Construction, land and land development:
Commercial construction	170,011	1	184,876	2	167,998	2
Multifamily construction	503,993	5	325,816	3	259,116	3
One- to four-family construction	526,432	5	647,329	6	568,753	6
Land and land development	336,639	3	328,475	3	313,454	4
Total construction, land and land development	1,537,075	14	1,486,496	14	1,309,321	15
Commercial business:
Commercial business	1,252,088	11	1,275,813	13	1,038,206	11
SBA PPP	3,646	—	7,594	—	132,574	2
Small business scored	1,022,154	10	947,092	9	792,310	9
Total commercial business	2,277,888	21	2,230,499	22	1,963,090	22
Agricultural business, including secured by farmland:
Agricultural business, including secured by farmland	331,089	3	294,743	3	279,224	3
SBA PPP	—	—	334	—	1,354	—
Total agricultural business, including secured by farmland	331,089	3	295,077	3	280,578	3
One- to four-family residential	1,518,046	14	1,173,112	12	657,474	7
Consumer:
Consumer—home equity revolving lines of credit	588,703	5	566,291	6	458,533	5
Consumer—other	110,681	1	114,632	1	97,369	1
Total consumer	699,384	6	680,923	7	555,902	6
Total loans	10,810,455	100%	10,146,724	100%	9,084,763	100%
Less allowance for credit losses – loans	(149,643)		(141,465)		(132,099)
Net loans	$10,660,812		$10,005,259		$8,952,664

The following table sets forth the Company’s loans by geographic concentration at December 31, 2023, 2022 and 2021 (dollars in thousands):

Table 5: Loans by Geographic Concentration

	December 31, 2023		December 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent	Amount	Percent
Washington	$5,095,602	47%	$4,777,546	47%	$4,264,590	47%
California	2,670,923	25	2,484,980	25	2,138,340	24
Oregon	1,974,001	18	1,826,743	18	1,652,364	18
Idaho	610,064	5	565,586	5	525,141	5
Utah	68,931	1	75,967	1	74,913	1
Other	390,934	4	415,902	4	429,415	5
Total	$10,810,455	100%	$10,146,724	100%	$9,084,763	100%

The following table sets forth certain information at December 31, 2023 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of unamortized premiums and discounts and exclude loans held for sale (in thousands):

Table 6: Loans by Maturity

	Maturing in One Year or Less	Maturing After One to Five Years	Maturing After Five to Fifteen Years	Maturing After Fifteen Years	Total
Commercial real estate:
Owner-occupied	$78,394	$123,800	$685,610	$28,093	$915,897
Investment properties	51,875	451,397	814,033	224,039	1,541,344
Small balance CRE	46,162	360,312	702,238	69,788	1,178,500
Total commercial real estate	176,431	935,509	2,201,881	321,920	3,635,741
Multifamily real estate	75,712	111,215	365,535	258,770	811,232
Construction, land and land development:
Commercial construction	48,954	43,638	76,661	758	170,011
Multifamily construction	339,896	160,134	3,963	—	503,993
One- to four-family construction	479,624	46,261	—	547	526,432
Land and land development	122,231	66,256	144,142	4,010	336,639
Total construction, land and land development	990,705	316,289	224,766	5,315	1,537,075
Commercial business:
Commercial business	383,631	312,189	398,767	157,501	1,252,088
SBA PPP	—	3,646	—	—	3,646
Small business scored	64,376	222,204	317,098	418,476	1,022,154
Total commercial business	448,007	538,039	715,865	575,977	2,277,888
Agricultural business, including secured by farmland	89,401	85,279	154,765	1,644	331,089
One- to four-family residential	3,745	10,891	60,545	1,442,865	1,518,046
Consumer:
Consumer—home equity revolving lines of credit	3,776	11,736	4,415	568,776	588,703
Consumer—other	35,362	13,604	33,132	28,583	110,681
Total consumer	39,138	25,340	37,547	597,359	699,384
Total loans	$1,823,139	$2,022,562	$3,760,904	$3,203,850	$10,810,455
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

The following table sets forth the dollar amount of all loans maturing after December 31, 2024 which have fixed interest rates and floating or adjustable interest rates (in thousands):

Table 7: Loans Maturing after One Year

	Fixed Rates	Floating or Adjustable Rates	Total
Commercial real estate:
Owner-occupied	$277,055	$560,448	$837,503
Investment properties	440,668	1,048,801	1,489,469
Small balance CRE	236,028	896,310	1,132,338
Total commercial real estate	953,751	2,505,559	3,459,310
Multifamily real estate	461,280	274,240	735,520
Construction, land and land development:
Commercial construction	14,753	106,304	121,057
Multifamily construction	51,784	112,313	164,097
One- to four-family construction	1,486	45,322	46,808
Land and land development	46,249	168,159	214,408
Total construction, land and land development	114,272	432,098	546,370
Commercial business:
Commercial business	570,277	298,180	868,457
SBA PPP	3,646	—	3,646
Small business scored	189,404	768,374	957,778
Total commercial business	763,327	1,066,554	1,829,881
Agricultural business, including secured by farmland	71,499	170,189	241,688
One- to four-family residential	1,083,593	430,708	1,514,301
Consumer:
Consumer—home equity revolving lines of credit	4,435	580,492	584,927
Consumer—other	71,722	3,597	75,319
Total consumer	76,157	584,089	660,246
Total loans maturing after one year	$3,523,879	$5,463,437	$8,987,316

Deposits. We compete with other financial institutions and financial intermediaries in attracting deposits and we generally attract deposits within our primary market areas. Much of the focus of our expansion and current marketing efforts have been directed toward attracting additional deposit client relationships and balances.

One of our key strategies is to strengthen our franchise by emphasizing core deposit activity in non-interest-bearing and other transaction and savings accounts with less reliance on higher cost certificates of deposit, which has been challenging over the last couple of years due to intense competition for deposits. This strategy is intended to help control our cost of funds and increase the opportunity for deposit fee revenues, while stabilizing our funding base.  Total deposits decreased $590.6 million, or 4%, to $13.03 billion at December 31, 2023 from $13.62 billion at December 31, 2022. The decline in deposits during the year ended December 31, 2023 was primarily due to interest rate-sensitive clients moving a portion of their non-operating deposit balances to higher yielding investments. Core deposits were 89% of total deposits at December 31, 2023, compared to 95% a year earlier.

The Bank’s estimated uninsured deposits were $4.08 billion or 31% of total deposits at December 31, 2023, compared to $4.84 billion or 35% of total deposits at December 31, 2022. The estimated uninsured deposit calculation includes $305.3 million and $304.2 million of collateralized public deposits at December 31, 2023 and 2022, respectively. Estimated uninsured deposits also include cash held by Banner of $108.2 million and $77.2 million at December 31, 2023 and December 31, 2022, respectively. The Bank’s estimated uninsured deposits, excluding collateralized public deposits and cash held at the holding company, were 28% of total deposits at December 31, 2023, compared to 33% of total deposits at December 31, 2022.

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated (dollars in thousands):

Table 8: Deposits

	December 31
	2023			2022			2021
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
Non-interest-bearing checking	$4,792,369	37%	$(1,384,629)	$6,176,998	45%	$(208,179)	$6,385,177	45%
Interest-bearing checking	2,098,526	16	287,373	1,811,153	14	(136,261)	1,947,414	14
Regular savings	2,980,530	23	270,440	2,710,090	20	(74,626)	2,784,716	19
Money market	1,680,605	13	(517,683)	2,198,288	16	(172,707)	2,370,995	17
Total interest-bearing transaction and savings accounts	6,759,661	52	40,130	6,719,531	50	(383,594)	7,103,125	50
Certificates maturing:
Within one year	1,399,873	11	868,230	531,643	4	(121,051)	652,694	5
After one year, but within two years	49,579	—	(93,414)	142,993	1	25,980	117,013	1
After two years, but within five years	27,320	—	(20,195)	47,515	—	(19,952)	67,467	—
After five years	695	—	(684)	1,379	—	(78)	1,457	—
Total certificate accounts	1,477,467	11	753,937	723,530	5	(115,101)	838,631	6
Total deposits	$13,029,497	100%	$(590,562)	$13,620,059	100%	$(706,874)	$14,326,933	100%

Included in Total Deposits:
Public transaction accounts	$356,615	3%	$(36,244)	$392,859	3%	$38,985	$353,874	3%
Public interest-bearing certificates	52,048	—	25,238	26,810	—	(13,151)	39,961	—
Total public deposits	$408,663	3%	$(11,006)	$419,669	3%	$25,834	$393,835	3%
Total deposits in excess of the FDIC insurance limit	$4,083,215	31%	$(761,482)	$4,844,697	36%	$(299,689)	$5,144,386	36%

The following table indicates the amount of the Bank’s certificates of deposit with balances in excess of the FDIC insurance limit by time remaining until maturity as of December 31, 2023 (in thousands):

Table 9: Maturity Period— Certificates of Deposit in excess of the FDIC insurance limit

Certificates of Deposit in Excess of FDIC Insurance Limit
Maturing in three months or less	$243,778
Maturing after three months through six months	86,991
Maturing after six months through 12 months	95,777
Maturing after 12 months	9,329
Total	$435,875

The following table provides additional detail on geographic concentrations of our deposits at December 31, 2023, 2022 and 2021 (in thousands):

Table 10: Geographic Concentration of Deposits

	December 31, 2023		December 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent	Amount	Percent
Washington	$7,247,392	56%	$7,563,056	56%	$7,952,376	56%
Oregon	2,852,677	22	2,998,572	22	3,067,054	21
California	2,269,557	17	2,331,524	17	2,524,296	18
Idaho	659,871	5	726,907	5	783,207	5
Total deposits	$13,029,497	100%	$13,620,059	100%	$14,326,933	100%

Borrowings.  We had $323.0 million in FHLB advances at December 31, 2023. At that date, based on pledged collateral, the Bank had $2.97 billion of available credit capacity with the FHLB. At December 31, 2023, based upon our available unencumbered collateral, the Bank was eligible to borrow $1.44 billion from the Federal Reserve Bank, however, at that date we had no funds borrowed under this arrangement.

Retail repurchase agreements, which are primarily associated with client sweep account arrangements, decreased $49.9 million to $182.9 million at December 31, 2023 from $232.8 million at December 31, 2022. At December 31, 2023 retail repurchase agreements had a weighted average rate of 2.48% and were secured by pledges of certain mortgage-backed securities and agency securities.  We had no borrowings under wholesale repurchase agreements at December 31, 2023.

At December 31, 2023, we had an aggregate of $86.5 million of TPS.  This includes $75.0 million issued by us and $11.5 million acquired in our bank acquisitions. The junior subordinated debentures are carried at their estimated fair value of $66.4 million at December 31, 2023. At December 31, 2023, the TPS had a weighted average rate of 7.19%.  Subordinated notes, net of issuance costs were $92.9 million at December 31, 2023, compared to $98.9 million at December 31, 2022, and a weighted average interest rate of 5.00%. The decrease in subordinated notes was due to the Bank’s purchase of $6.5 million of Banner’s subordinated debt during the second quarter of 2023.

Asset Quality.  Maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us.

Non-performing assets increased to $30.1 million, or 0.19% of total assets, at December 31, 2023, from $23.4 million, or 0.15% of total assets, at December 31, 2022.  At December 31, 2023, our allowance for credit losses - loans was $149.6 million, or 506% of non-performing loans, compared to $141.5 million, or 615% of non-performing loans, at December 31, 2022.

The following table sets forth information with respect to our non-performing assets at the dates indicated (dollars in thousands):

Table 11: Non-Performing Assets

	December 31
	2023	2022	2021
Nonaccrual loans:
Secured by real estate:
Commercial	$2,677	$3,683	$14,159
Construction/land	3,105	181	479
One- to four-family	5,702	5,236	2,711
Commercial business	9,002	9,886	2,156
Agricultural business, including secured by farmland	3,167	594	1,022
Consumer	3,204	2,126	1,754
	26,857	21,706	22,281
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Construction/land	1,138	—	—
One- to four-family	1,205	1,023	436
Commercial business	1	—	2
Consumer	401	264	117
	2,745	1,287	555
Total non-performing loans	29,602	22,993	22,836
REO assets held for sale, net	526	340	852
Other repossessed assets held for sale, net	—	17	17
Total non-performing assets	$30,128	$23,350	$23,705
Total non-performing assets to total assets	0.19%	0.15%	0.14%
Total nonaccrual loans to net loans before allowance for credit losses	0.25%	0.21%	0.25%
Loans 30-89 days past due and on accrual	$19,744	$17,186	$11,558

For the year ended December 31, 2023, interest income was reduced by $1.6 million as a result of nonaccrual loan activity, which includes the reversal of $569,000 of accrued interest as of the date the loans were placed on nonaccrual. There was no interest income recognized on nonaccrual loans during the year ended December 31, 2023.

The following table presents the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade at the dates indicated (in thousands):

Table 12: Loans by Grade

	For the years ended December 31,
	2023	2022	2021

Pass	$10,671,281	$10,000,493	$8,874,468
Special Mention	13,732	9,081	11,932
Substandard	125,442	137,150	198,363
Total	$10,810,455	$10,146,724	$9,084,763

The decrease in substandard loans during the year ended December 31, 2023, primarily reflects the payoff of substandard loans as well as risk rating upgrades.

Comparison of Results of Operations for the Years Ended December 31, 2023 and 2022

General. For the year ended December 31, 2023, net income was $183.6 million, or $5.33 per diluted share, compared to net income of $195.4 million, or $5.67 per diluted share for the year ended December 31, 2022. Current year results included a decrease in non-interest income, primarily due to the loss on the sale of securities, and increases in the provision for credit losses and non-interest expense, partially offset by increased net interest income.

Our operating results depend largely on net interest income which increased $22.8 million to $576.0 million for the year ended December 31, 2023, compared to the prior year, primarily reflecting increased yields on loans and investment securities due to rising interest rates during the year, as well as higher average loan balances, partially offset by increased funding costs during the period. Revenues (net interest income and non-interest income) decreased $8.0 million, or 1%, to $620.4 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to increased funding costs, an increase in the net loss on the sale of securities and a net loss on financial instruments carried at fair value during the year ended December 31, 2023.

We recorded a $10.8 million provision for credit losses for the year ended December 31, 2023, compared to a $10.4 million provision for credit losses for the year ended December 31, 2022. The provision for credit losses for the year ended December 31, 2023, reflects growth in loan balances and a deterioration in forecasted economic conditions.

Total non-interest income for the year ended December 31, 2023 decreased to $44.4 million compared to $75.3 million for the year ended December 31, 2022, primarily due to an increase in the net loss on the sale of securities and a net loss relating to the fair value adjustments on financial instruments. The decrease was also impacted by the $7.8 million gain on the sale of branches, including related deposits, during the prior year.

Total non-interest expense increased to $382.5 million for the year ended December 31, 2023, compared to $377.3 million for the year ended December 31, 2022, largely as a result of a decrease in capitalized loan origination costs and, to a lesser extent, increases in salary and employee benefits, information and computer data services and deposit insurance expense, partially offset by decreases in occupancy and equipment expense and professional and legal expense.

Net Interest Income.  Net interest income increased $22.8 million, or 4%, to $576.0 million for the year ended December 31, 2023, compared to $553.2 million for the year ended December 31, 2022, primarily due to increases in the average yields on and, to a lesser extent, the average balance of interest-earning assets, partially offset by increased funding costs. The higher average yield on interest-earning assets compared to same prior year period reflects rising market interest rates during the year ended December 31, 2023.

The net interest margin on a tax equivalent basis of 4.01% for the year ended December 31, 2023, was 33 basis points higher than the prior year. The increase in net interest margin reflects a 107 basis-point increase in yields on average interest-earning assets, offset by a 78 basis-point increase in the cost of funding liabilities. The increase in average yields on interest-earning assets during the current year reflects the benefit of variable rate interest-earning assets repricing higher due to rising interest rates, as well as new loans being originated at higher interest rates. The increase in the overall cost of funding liabilities was primarily due to the increase in rates across all deposit and borrowing categories due to higher market rates generally, as well as a shift in the average balance of deposits to higher costing certificates of deposit.

Interest Income.  Interest income for the year ended December 31, 2023 was $701.6 million, compared to $572.6 million for the prior year, an increase of $129.0 million.  The increase in interest income occurred as a result of the yields on interest-earnings assets increasing 107 basis points to 4.87%, partially offset by the average balance of interest-earning assets decreasing $682.3 million to $14.65 billion. The increased yield on interest-earning assets primarily reflects increases in the average yields on loans.

Interest income on loans increased from the prior year $127.0 million to $577.9 million for the year ended December 31, 2023. The increase was primarily due to the average loan yields increasing 82 basis points to 5.58%, reflecting the impact of rising interest rates. Average loans receivable increased $887.7 million to $10.48 billion, primarily reflecting an increase in one- to four-family loans.

Interest and dividend income on investment securities increased $1.7 million for the year ended December 31, 2023. The average yield on the combined portfolio increased 88 basis points to 3.08%, reflecting a 31 basis-point increase in the average yield on mortgage-backed securities and a 147 basis-point increase in the yield on other securities. The combined average balance of total investment securities decreased $1.57 billion to $4.17 billion (excluding the effect of fair value adjustments).

Interest Expense.  Interest expense for the year ended December 31, 2023 was $125.6 million, compared to $19.4 million for the prior year, an increase of $106.2 million, or 548%.  The increase occurred as a result of a 78 basis-point increase in the average cost of all funding liabilities to 0.91%, partially offset by the average balance of funding liabilities decreasing $985.6 million to $13.73 billion. The decrease in the average balance of funding liabilities reflects decreases in non-interest-bearing deposits and interest-bearing transaction and savings accounts, partially offset by higher average balances of certificates of deposit and FHLB advances.

Deposit interest expense increased $90.0 million to $100.1 million for the year ended December 31, 2023, compared to the prior year as a result of the average cost of total deposits increasing 69 basis points to 0.76%, partially offset by the average balance of interest-bearing deposits decreasing by $115.1 million. The increase in the average cost of deposits between the periods was primarily due to the average cost of interest-bearing deposits increasing 117 basis points to 1.30% for the year ended December 31, 2023, compared to 0.13% in the prior year. The increase in the average cost of interest-bearing deposits was primarily the result of a 245 basis-point increase in the cost of certificates of deposit along with a $445.0 million increase in the average balance of certificates of deposit.

The average rate paid on total borrowings increased 233 basis points to 4.37%, reflecting the 215 basis-point increase in the average cost of FHLB advances, the 154 basis-point increase in the average cost of other borrowings, and the 179 basis-point increase in the average cost of our subordinated debt. The increase in average total borrowings was largely due to a $181.5 million increase in average balance of FHLB advances, partially offset by a $50.4 million decrease in the average balance of other borrowings.

Table 13, Analysis of Net Interest Spread, presents, for the periods indicated, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities.  Average balances are computed using daily average balances.

The following table provides an analysis of our net interest spread for the last three years (dollars in thousands):
Table 13: Analysis of Net Interest Spread

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Held for sale loans	$49,106	$2,621	5.34%	$82,030	$2,973	3.62%	$94,252	$3,066	3.25%
Mortgage loans	8,513,487	460,664	5.41	7,731,195	364,499	4.71%	7,225,860	328,115	4.54%
Commercial/agricultural loans	1,777,099	113,078	6.36	1,617,191	77,309	4.78%	1,498,808	62,479	4.17%
SBA PPP loans	5,042	172	3.41	41,167	4,677	11.36%	770,041	49,854	6.47%
Consumer and other loans	138,196	8,715	6.31	123,667	7,332	5.93%	122,520	7,298	5.96%
Total loans (1)	10,482,930	585,250	5.58	9,595,250	456,790	4.76%	9,711,481	450,812	4.64%
Mortgage-backed securities	2,927,650	72,927	2.49	3,130,124	68,148	2.18%	2,451,110	46,199	1.88%
Other securities	1,173,637	52,148	4.44	1,625,250	48,278	2.97%	1,337,403	30,114	2.25%
Interest-bearing deposits with banks	46,815	2,200	4.70	969,952	9,633	0.99%	1,392,619	1,955	0.14%
FHLB stock	17,903	847	4.73	10,628	357	3.36%	13,966	592	4.24%
Total investment securities	4,166,005	128,122	3.08	5,735,954	126,416	2.20%	5,195,098	78,860	1.52%
Total interest-earning assets	14,648,935	713,372	4.87	15,331,204	583,206	3.80%	14,906,579	529,672	3.55%
Non-interest-earning assets	917,018			1,169,271			1,268,348
Total assets	$15,565,953			$16,500,475			$16,174,927
Deposits:
Interest-bearing checking accounts	$1,921,326	$13,334	0.69	$1,890,917	$1,557	0.08%	$1,755,293	$1,188	0.07%
Savings accounts	2,674,936	27,739	1.04	2,810,264	2,053	0.07%	2,652,018	1,833	0.07%
Money market accounts	1,908,983	24,089	1.26	2,364,122	3,143	0.13%	2,305,814	2,670	0.12%
Certificates of deposit	1,209,261	34,964	2.89	764,255	3,371	0.44%	876,509	6,079	0.69%
Total interest-bearing deposits	7,714,506	100,126	1.30	7,829,558	10,124	0.13%	7,589,634	11,770	0.16%
Non-interest-bearing deposits	5,436,953	—	—	6,434,670	—	—%	6,132,875	—	—%
Total deposits	13,151,459	100,126	0.76	14,264,228	10,124	0.07%	13,722,509	11,770	0.09%
Other interest-bearing liabilities:
FHLB advances	196,819	10,524	5.35	15,285	489	3.20%	97,945	2,592	2.65%
Other borrowings	199,291	3,376	1.69	249,681	377	0.15%	240,817	467	0.19%
Subordinated debt	185,883	11,541	6.21	189,870	8,400	4.42%	247,583	8,780	3.55%
Total borrowings	581,993	25,441	4.37	454,836	9,266	2.04%	586,345	11,839	2.02%
Total funding liabilities	13,733,452	125,567	0.91	14,719,064	19,390	0.13%	14,308,854	23,609	0.16%
Other non-interest-bearing liabilities (2)	295,098			253,983			206,774
Total liabilities	14,028,550			14,973,047			14,515,628
Shareholders’ equity	1,537,403			1,527,428			1,659,299
Total liabilities and shareholders’ equity	$15,565,953			$16,500,475			$16,174,927
Net interest income/rate spread (tax equivalent)		$587,805	3.96%		$563,816	3.67%		$506,063	3.39%
Net interest margin (tax equivalent)			4.01%			3.68%			3.39%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(11,800)			(10,637)			(9,172)
Net interest income and margin, as reported		$576,005	3.93%		$553,179	3.61%		$496,891	3.33%
Average interest-earning assets / average interest-bearing liabilities			176.57%			185.06%			182.32%
Average interest-earning assets / average funding liabilities			106.67%			104.16%			104.18%
(footnotes follow)

(1)Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due.  Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $7.4 million, $5.9 million, and $5.1 million for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $4.4 million, $4.8 million, and $4.1 million for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively.

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

Table 14: Rate/Volume Analysis

	Year Ended December 31, 2023 Compared to Year Ended December 31, 2022 Increase (Decrease) in Income/Expense Due to			Year Ended December 31, 2022 Compared to Year Ended December 31, 2021 Increase (Decrease) in Income/Expense Due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Held for sale loans	$1,100	$(1,452)	$(352)	$329	$(422)	$(93)
Mortgage loans	57,068	39,097	96,165	12,870	23,514	36,384
Commercial/agricultural loans	27,543	8,226	35,769	9,642	5,188	14,830
SBA PPP loans	(1,999)	(2,506)	(4,505)	21,828	(67,005)	(45,177)
Consumer and other loans	486	897	1,383	(34)	68	34
Total loans	84,198	44,262	128,460	44,635	(38,657)	5,978
Mortgage-backed securities	9,384	(4,605)	4,779	7,878	14,071	21,949
Other securities	19,674	(15,804)	3,870	10,836	7,328	18,164
Interest-bearing deposits with banks	8,688	(16,121)	(7,433)	8,443	(765)	7,678
FHLB stock	183	307	490	(109)	(126)	(235)
Total investment securities	37,929	(36,223)	1,706	27,048	20,508	47,556
Total net change in interest income on interest-earning assets	122,127	8,039	130,166	71,683	(18,149)	53,534
Interest-bearing liabilities:
Interest-bearing checking accounts	11,752	25	11,777	272	97	369
Savings accounts	25,790	(104)	25,686	107	113	220
Money market accounts	21,665	(719)	20,946	404	69	473
Certificates of deposit	28,596	2,997	31,593	(2,003)	(705)	(2,708)
Total interest-bearing deposits	87,803	2,199	90,002	(1,220)	(426)	(1,646)
FHLB advances	537	9,498	10,035	451	(2,554)	(2,103)
Other borrowings	3,090	(91)	2,999	(107)	17	(90)
Subordinated debt	3,321	(180)	3,141	1,912	(2,292)	(380)
Total borrowings	6,948	9,227	16,175	2,256	(4,829)	(2,573)
Total net change in interest expense on interest-bearing liabilities	94,751	11,426	106,177	1,036	(5,255)	(4,219)
Net change in net interest income (tax equivalent)	$27,376	$(3,387)	$23,989	$70,647	$(12,894)	$57,753

Provision and Allowance for Credit Losses.  We recorded an $11.1 million provision for credit losses - loans in the year ended December 31, 2023, compared to an $8.2 million provision for credit losses - loans in 2022.

The provision for credit losses - loans reflects the amount required to maintain the allowance for credit losses - loans at an appropriate level based upon Management’s evaluation of the adequacy of collective and individual loss reserves. The provision for credit losses - loans for the current year primarily reflects loan growth and a deterioration in forecasted economic conditions and indicators utilized to estimate credit losses, as well as increased charge-offs for the year. The prior year provision for credit losses - loans primarily reflected loan growth and, to a lesser extent, a deterioration in forecasted economic conditions and indicators utilized to estimate credit losses, partially offset by an improvement in the level of adversely classified loans. Future assessments of the expected credit losses will not only be impacted by changes to the reasonable and supportable forecast, but will also include an updated assessment of qualitative factors, as well as consideration of any required changes in the reasonable and supportable forecast reversion period.

The following table sets forth an analysis of our allowance for credit losses - loans for the periods indicated (dollars in thousands):

Table 15: Changes in Allowance for Credit Losses - Loans

	Years Ended December 31
	2023	2022	2021
Balance, beginning of period	$141,465	$132,099	$167,279
Provision (recapture) for credit losses – loans	11,097	8,158	(33,112)
Recoveries of loans previously charged off:
Commercial real estate	557	392	1,729
Construction and land	29	384	100
One- to four-family residential	230	181	199
Commercial business	1,283	1,923	1,797
Agricultural business, including secured by farmland	146	475	30
Consumer	543	566	760
Total recoveries	2,788	3,921	4,615
Loans charged off:
Commercial real estate	—	(2)	(3,767)
Multifamily real estate	—	—	(59)
Construction and land	(1,089)	(30)	—
One- to four-family residential	(42)	—	—
Commercial business	(2,650)	(1,699)	(1,762)
Agricultural business, including secured by farmland	(564)	(42)	(181)
Consumer	(1,362)	(940)	(914)
Total charge-offs	(5,707)	(2,713)	(6,683)
Net (charge-offs) recoveries	(2,919)	1,208	(2,068)
Balance, end of period	$149,643	$141,465	$132,099
Total loans	$10,810,455	$10,146,724	$9,084,763
Average outstanding loans	$10,433,824	$9,513,220	$9,617,229
Total nonaccrual loans	$26,857	$21,706	$22,281
Allowance for credit losses - loans as a percent of total loans	1.38%	1.39%	1.45%
As a percent of average outstanding loans during the period:
Net loan (charge-offs) recoveries	(0.03)%	0.01%	(0.02)%
Commercial real estate	0.01%	—%	(0.02)%
Multifamily real estate	—%	—%	—%
Construction and land	(0.01)%	—%	—%
One- to four-family residential	—%	—%	—%
Commercial business	(0.01)%	—%	—%
Agricultural business, including secured by farmland	—%	—%	—%
Consumer	(0.01)%	—%	—%
Allowance for credit losses - loans as a percent of nonaccrual loans	557%	652%	593%

The following table sets forth the breakdown of the allowance for credit losses - loans by loan category at the dates indicated (dollars in thousands):

Table 16: Allocation of Allowance for Credit Losses - Loans

	December 31
	2023			2022			2021
	Amount	Percent of Loans in Each Category to Total Loans	Percent of Allowance to Loans in Each Category	Amount	Percent of Loans in Each Category to Total Loans	Percent of Allowance to Loans in Each Category	Amount	Percent of Loans in Each Category to Total Loans	Percent of Allowance to Loans in Each Category
Allowance for credit losses - loans:
Commercial real estate	$44,384	34%	1.22%	$44,086	36%	1.21%	$52,995	41%	1.40%
Multifamily real estate	9,326	8	1.15	7,734	6	1.20	7,043	6	1.33
Construction and land	28,095	14	1.83	29,171	14	1.96	27,294	15	2.08
One- to four-family real estate	19,271	14	1.27	14,729	12	1.26	8,205	7	1.25
Commercial business	35,464	21	1.56	33,299	22	1.49	26,421	22	1.35
Agricultural business, including secured by farmland	3,865	3	1.17	3,475	3	1.18	3,190	3	1.14
Consumer	9,238	6	1.32	8,971	7	1.32	6,951	6	1.25
Total allowance for credit losses - loans	$149,643	100%	1.38%	$141,465	100%	1.39%	$132,099	100%	1.45%

The allowance for credit losses - unfunded loan commitments was $14.5 million at December 31, 2023 compared to $14.7 million at December 31, 2022. The decrease in the allowance for credit losses - unfunded loan commitments reflects a decrease in unfunded loan commitments.

The following table sets forth an analysis of our allowance for credit losses - unfunded loan commitments for the periods indicated (dollars in thousands):

Table 17: Changes in Allowance for Credit Losses - Unfunded Loan Commitments

	Years Ended, December 31,
	2023	2022	2021

Balance, beginning of period	$14,721	$12,432	$13,297
(Recapture) provision for credit losses - unfunded loan commitments	(237)	2,289	(865)
Balance, end of period	$14,484	$14,721	$12,432

Non-interest Income. The following table presents the key components of non-interest income for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

Table 18: Non-interest Income

	2023 compared to 2022				2022 compared to 2021
	2023	2022	Change Amount	Change Percent	2022	2021	Change Amount	Change Percent
Deposit fees and other service charges	$41,638	$44,459	$(2,821)	(6)%	$44,459	$39,495	$4,964	13%
Mortgage banking operations	11,817	10,834	983	9%	10,834	33,948	(23,114)	(68)%
Bank-owned life insurance	9,245	7,794	1,451	19%	7,794	5,000	2,794	56%
Miscellaneous	5,169	6,805	(1,636)	(24)%	6,805	12,875	(6,070)	(47)%
	67,869	69,892	(2,023)	(3)%	69,892	91,318	(21,426)	(23)%
Net (loss) gain on sale of securities	(19,242)	(3,248)	(15,994)	492%	(3,248)	482	(3,730)	(774)%
Net change in valuation of financial instruments carried at fair value	(4,218)	807	(5,025)	(623)%	807	4,616	(3,809)	(83)%
Gain on sale of branches, including related deposits	—	7,804	(7,804)	(100)%	7,804	—	7,804	nm
Total non-interest income	$44,409	$75,255	$(30,846)	(41)%	$75,255	$96,416	$(21,161)	(22)%

Non-interest income decreased for the year ended December 31, 2023, compared to the year ended December 31, 2022.  The decrease was primarily due to the net loss recorded during the current period on the sale of securities, the recognition of a net loss for fair value adjustments on financial instruments carried at fair value, a decrease in deposit fees and other service charges and a gain on sale of branches recognized during the year ended December 31, 2022, with no similar gain recognized in 2023.

Income from deposit fees and other service charges decreased primarily as a result of decreased deposit transaction activity and the discontinuation of certain deposit fees related to overdrafts during the current year.

Revenue from mortgage banking operations, including gains on one- to four-family and multifamily loan sales and loan servicing fees, increased for the year ended December 31, 2023, compared to the prior year. The higher mortgage banking revenue primarily reflected a $2.5 million lower of cost or market upward adjustment on multifamily loans held for sale, attributed to the transfer of $43.5 million of multifamily loans from held for sale to portfolio during the fourth quarter of 2023, compared to a $2.5 million lower of cost or market downward adjustment for the year ended December 31, 2022. Sales of one- to four-family loans held for sale for the year ended December 31, 2023, resulted in gains of $5.1 million, compared to $9.9 million for the year ended December 31, 2022. The reduction in one- to four-family loans sold primarily reflects a reduction in refinancing activity, as well as decreased purchase activity as interest rates increased during 2023.

The net loss on sale of securities during the year ended December 31, 2023, reflects strategic sales of securities to minimize the impact of increasing rates on our securities portfolio. The net loss on the valuation of financial instruments carried at fair value were due to declines during 2023 in the market valuation of investment securities carried at fair value.

Non-interest Expense.  The following table represents key elements of non-interest expense for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands).

Table 19: Non-interest Expense

	2023 compared to 2022				2022 compared to 2021
	2023	2022	Change Amount	Change Percent	2022	2021	Change Amount	Change Percent
Salary and employee benefits	$244,563	$242,266	$2,297	1%	$242,266	$244,351	$(2,085)	(1)%
Less capitalized loan origination costs	(16,257)	(24,313)	8,056	(33)%	(24,313)	(34,401)	10,088	(29)%
Occupancy and equipment	47,886	52,018	(4,132)	(8)%	52,018	52,850	(832)	(2)%
Information and computer data services	28,445	25,986	2,459	9%	25,986	24,356	1,630	7%
Payment and card processing services	20,547	21,195	(648)	(3)%	21,195	20,544	651	3%
Professional and legal expenses	9,830	14,005	(4,175)	(30)%	14,005	22,274	(8,269)	(37)%
Advertising and marketing	4,794	3,959	835	21%	3,959	6,036	(2,077)	(34)%
Deposit insurance	10,529	6,649	3,880	58%	6,649	5,583	1,066	19%
State and municipal business and use taxes	5,260	4,693	567	12%	4,693	4,343	350	8%
Real estate operations, net	(538)	(104)	(434)	417%	(104)	(22)	(82)	373%
Amortization of core deposit intangibles	3,756	5,279	(1,523)	(29)%	5,279	6,571	(1,292)	(20)%
Loss on extinguishment of debt	—	793	(793)	(100)%	793	2,284	(1,491)	(65)%
Miscellaneous	23,723	24,869	(1,146)	(5)%	24,869	24,236	633	3%
	$382,538	$377,295	$5,243	1%	$377,295	$379,005	$(1,710)	—%
COVID-19 expenses	—	—	—	nm	—	436	(436)	(100)%
Merger and acquisition-related expenses	—	—	—	nm	—	660	(660)	(100)%
Total non-interest expense	$382,538	$377,295	$5,243	1%	$377,295	$380,101	$(2,806)	(1)%

Non-interest expense for the year ended December 31, 2023, increased as compared to the same period in 2022. The increase was primarily due to an increase in salary and employee benefits, a decrease in capitalized loan origination costs, and increases in information and computer data services and deposit insurance, partially offset by decreases in occupancy and equipment, professional and legal expenses, and amortization of core deposit intangibles.

Salary and employee benefits increased for the year ended December 31, 2023, compared to the prior year, primarily reflecting normal annual salary and wage increases, partially offset by decreases in loan production related commission expense. Capitalized loan origination costs decreased primarily due to decreased loan production. Information and computer data services increased primarily due to an increase in computer software expenses. Deposit insurance expense increased due to an increase in the FDIC assessment rate in 2023.

Occupancy and equipment decreased for the year ended December 31, 2023, compared to the prior year, primarily due to a reduction in building rent expense during the current year as a result of the consolidation of back-office space.

Professional and legal expense decreased for the year ended December 31, 2023, from the year ended December 31, 2022, primarily due to a $3.5 million accrual recorded in the prior year related to a potential settlement of a pending litigation matter.

Income Taxes. For the year ended December 31, 2023, we recognized $43.5 million in income tax expense for an effective rate of 19.1%, which reflects our statutory tax rate reduced by the effect of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting. Our blended federal and state statutory income tax rate is 23.7%, representing a blend of the statutory federal income tax rate of 21.0% and apportioned effects of the state and local jurisdictions where we do business. For the year ended December 31, 2022, we recognized $45.4 million in income tax expense for an effective tax rate of 18.9%.

Comparison of Results of Operations for the Years Ended December 31, 2022 and 2021

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, previously filed with the SEC.

Market Risk and Asset/Liability Management

Our financial condition and operations are influenced significantly by general economic conditions, including the absolute level of interest rates as well as changes in interest rates and the slope of the yield curve.  Our profitability depends, to a large extent, on our net interest income, which is the difference between the interest received from our interest-earning assets and the interest expense incurred on our interest-bearing liabilities.

Our activities, like those of all financial institutions, inherently involve the assumption of interest rate risk. Interest rate risk is the risk that fluctuations in market interest rates will have an adverse impact on the institution’s earnings and underlying economic value.  Interest rate risk is determined by the maturity and repricing characteristics of an institution’s assets, liabilities and off-balance-sheet contracts.  Interest rate risk is measured by the variability of financial performance and economic value resulting from changes in interest rates.  Interest rate risk is the primary market risk affecting our financial performance.

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts. This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most deposit liabilities. Additional interest rate risk results from mismatched repricing indices (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to clients than to us. An exception to this generalization is the beneficial effect of interest rate floors on a portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly. However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of December 31, 2023, our loans with interest rate floors totaled $4.79 billion and had a weighted average floor rate of 4.40% compared to a current average note rate of 6.54%.  As of December 31, 2023, our loans with interest rates at their floors totaled $1.36 billion and had a weighted average note rate of 4.15%. The Company actively manages its exposure to interest rate risk through on-going adjustments to the mix of interest-earning assets and funding sources that affect the repricing speeds of loans, investments, interest-bearing deposits and borrowings.

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

The following tables set forth, as of December 31, 2023, the estimated changes in our net interest income over one-year and two-year time horizons for our rate ramp and rate shock interest rate sensitivity scenarios and the estimated changes in economic value of equity for our rate shock interest rate sensitivity scenario based on the indicated interest rate environments (dollars in thousands):

Table 20: Interest Rate Risk Indicators - Rate Ramp

	December 31, 2023
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months
+300	$(9,183)	(1.6)%	$(24,249)	(2.0)%
+200	(2,847)	(0.5)	(437)	—
+100	219	—	7,683	0.6
0	—	—	—	—
-100	(7,791)	(1.4)	(37,550)	(3.1)
-200	(15,662)	(2.8)	(78,302)	(6.6)
-300	(23,933)	(4.2)	(123,593)	(10.3)
(1)Assumes a gradual change in market interest rates at all maturities during the first year; however, no rates are allowed to go below zero.  The targeted Federal Funds Rate was between 5.25% and 5.50% at December 31, 2023.

Table 21: Interest Rate Risk Indicators - Rate Shock

	December 31, 2023
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+300	$(34,861)	(6.2)%	$(33,761)	(2.8)%	$(279,615)	(10.7)%
+200	(12,266)	(2.2)	1,195	0.1	(153,764)	(5.9)
+100	(768)	(0.1)	12,355	1.0	(69,021)	(2.6)
0	—	—	—	—	—	—
-100	(19,866)	(3.5)	(57,064)	(4.8)	21,363	0.8
-200	(41,167)	(7.3)	(119,813)	(10.0)	(35,179)	(1.3)
-300	(65,228)	(11.5)	(192,740)	(16.1)	(184,604)	(7.1)

(1)Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.  The targeted Federal Funds Rate was between 5.25% and 5.50% at December 31, 2023.

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

Table 22, Interest Sensitivity Gap, presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 2023.  The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At December 31, 2023, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $2.10 billion, representing a one-year cumulative gap to total assets ratio of 13.40%. The interest rate risk indicators and interest sensitivity gaps as of December 31, 2023, are within our internal policy guidelines and Management considers that our current level of interest rate risk is reasonable.

The following table provides a GAP analysis as of December 31, 2023 (dollars in thousands):

Table 22: Interest Sensitivity Gap

	December 31, 2023
	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$1,010,576	$111,758	$129,617	$38,248	$32,494	$147	$1,322,840
Fixed-rate mortgage loans	246,333	210,811	757,251	592,448	725,202	249,263	2,781,308
Adjustable-rate mortgage loans	1,023,230	376,634	1,494,738	851,240	418,435	11,319	4,175,596
Fixed-rate mortgage-backed securities	95,058	99,172	362,051	414,953	860,049	898,931	2,730,214
Adjustable-rate mortgage-backed securities	292,717	46	195	214	4,076	—	297,248
Fixed-rate commercial/agricultural loans	97,680	83,115	265,443	134,524	145,808	26,627	753,197
Adjustable-rate commercial/agricultural loans	889,690	24,184	85,055	69,935	3,113	—	1,071,977
Consumer and other loans	496,893	57,536	45,335	36,908	27,534	44,524	708,730
Investment securities and interest-earning deposits	91,882	7,285	69,517	27,110	202,584	443,328	841,706
Total rate sensitive assets	4,244,059	970,541	3,209,202	2,165,580	2,419,295	1,674,139	14,682,816
Interest-bearing liabilities: (2)
Interest-bearing checking accounts	265,053	174,882	590,468	449,147	712,291	788,690	2,980,531
Regular savings	270,538	121,222	394,617	286,633	440,231	585,285	2,098,526
Money market deposit accounts	189,414	98,917	333,300	252,314	395,293	411,367	1,680,605
Certificates of deposit	1,106,962	292,667	69,403	7,496	695	243	1,477,466
FHLB advances	323,000	—	—	—	—	—	323,000
Subordinated notes	—	—	93,500	—	—	—	93,500
Junior subordinated debentures	89,178	—	—	—	—	—	89,178
Retail repurchase agreements	182,877	—	—	—	—	—	182,877
Total rate sensitive liabilities	2,427,022	687,688	1,481,288	995,590	1,548,510	1,785,585	8,925,683
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$1,817,037	$282,853	$1,727,914	$1,169,990	$870,785	$(111,446)	$5,757,133
Cumulative excess of interest-sensitive assets	$1,817,037	$2,099,890	$3,827,804	$4,997,794	$5,868,579	$5,757,133	$5,757,133
Cumulative ratio of interest-earning assets to interest-bearing liabilities	174.87%	167.42%	183.29%	189.38%	182.19%	164.50%	164.50%
Interest sensitivity gap to total assets	11.60%	1.81%	11.03%	7.47%	5.56%	(0.71)%	36.74%
Ratio of cumulative gap to total assets	11.60%	13.40%	24.43%	31.89%	37.45%	36.74%	36.74%

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
(2)    Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest-bearing checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience, Management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been a negative $3.54 billion, or a negative 22.59% of total assets at December 31, 2023.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits that are included in the average balance calculations.

Management is aware of the sources of interest rate risk and actively monitors and manages it to the extent possible. The Bank’s objectives in using interest rate derivatives are to reduce volatility in net interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Bank uses interest rate swaps as part of its interest rate risk management strategy. The Bank enters into interest rate swaps with certain qualifying commercial loan clients. The Bank simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the client pays a fixed rate of interest and the Bank receives a floating rate.

The Bank also has interest rate swaps designated as cash flow hedges to hedge the variable cash flows associated with existing floating rate loans. These hedge contracts involve the receipt of fixed-rate amounts from a counterparty in exchange for the Bank making floating-rate payments over the life of the agreements without exchange of the underlying notional amount.  The Bank is a party to $400.0 million in notional value of these types of interest rate swaps at December 31, 2023.

Based on our analysis of the interest rate risk scenarios and our strategies for managing our risk, Management believes our current level of interest rate risk is reasonable.

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

Our primary investing activity is the origination of loans and, in certain periods, the purchase of securities or loans.  During the years ended December 31, 2023 and 2022, our loan originations, including originations of loans held for sale, exceeded our loan repayments by $886.8 million and $1.30 billion, respectively.  There were no loan purchases during the year ended December 31, 2023, and $126.6 million of loans purchased during the year ended December 31, 2022. During the years ended December 31, 2023 and 2022, we received proceeds of $280.6 million and $429.7 million, respectively, from the sale of loans.  Securities purchased during the years ended December 31, 2023 and 2022 totaled $58.2 million and $850.6 million, respectively, and securities repayments, maturities and sales in those same periods were $600.4 million and $639.4 million, respectively.

Our primary funding source is deposits. Total deposits decreased by $590.6 million during the year ended December 31, 2023, with core deposits decreasing $1.34 billion and certificates of deposit increasing $753.9 million. At December 31, 2023, core deposits totaled $11.55 billion, or 89% of total deposits, compared with $12.90 billion, or 95% of total deposits at December 31, 2022. Certificates of deposit are generally more vulnerable to competition and more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time. At December 31, 2023, certificates of deposit totaled $1.48 billion, or 11% of our total deposits, including $1.40 billion which were scheduled to mature within one year. Certificates of deposit increased from 5% of our total deposits at December 31, 2022 to 11% of our total deposits at December 31, 2023.  The increase in certificates of deposit during 2023 was due to clients seeking higher yields moving funds from core deposit accounts to higher yielding certificates of deposit, as well as a $108.1 million increase in brokered deposits.

We had $323.0 million of FHLB advances at December 31, 2023, compared to $50.0 million at December 31, 2022.  Other borrowings at December 31, 2023 decreased $49.9 million to $182.9 million from $232.8 million at December 31, 2022. Both the FHLB advances and other borrowings outstanding at December 31, 2023 mature during 2024.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals. This is to support loan growth, satisfy financial commitments and take advantage of investment opportunities.  We use our sources of funds primarily to fund loan growth and deposit outflows.  At December 31, 2023, we had outstanding loan commitments totaling $4.01 billion, primarily relating to undisbursed loans in process and unused credit lines.  While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations. For the year ending December 31, 2024, we have $17.9 million of purchase obligations under contracts with our key vendors to provide services, mainly information technology related contracts. In addition, at December 31, 2023, we had $14.6 million of commitments under operating lease agreements.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB, subject to collateral requirements and a sufficient level of ownership of FHLB stock.  At December 31, 2023, under these credit facilities based on pledged collateral, the Bank had $2.97 billion of available credit capacity.  Advances under these credit facilities totaled $323.0 million at December 31, 2023.  In addition, the Bank has been approved for participation in the FRBSF’s Borrower-In-Custody program.  Under this program, based on pledged collateral, the Bank had available lines of credit of approximately $1.44 billion as of December 31, 2023, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans. The Bank also had $120.4 million of additional borrowing capacity through the FRBSF’s bank term funding program. We had no funds borrowed from the FRBSF at December 31, 2023 or 2022. At December 31, 2023, the Bank also had uncommitted federal funds line of credit agreements with other financial institutions totaling $125.0 million. No balances were outstanding under these agreements as of December 31, 2023 or 2022. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage. Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner’s primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.48 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued dividend payments during 2024 at this rate of $0.48 per share, our average total dividend paid each quarter would be approximately $16.5 million based on the number of outstanding shares at December 31, 2023. At December 31, 2023, Banner (on an unconsolidated basis) had liquid assets of $108.5 million.

During the year ended December 31, 2023, total shareholders’ equity increased $196.3 million to $1.65 billion. At December 31, 2023, tangible common shareholders’ equity, a non-GAAP financial measure which excludes goodwill and other intangible assets, was $1.27 billion, or 8.33% of tangible assets. See “Executive Overview - Non-GAAP Financial Measures” above for a reconciliation of total shareholders’ equity to tangible common shareholders’ equity.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner and the Bank to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  In addition to the minimum capital ratios, the Bank has to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At December 31, 2023, Banner and the Bank each exceeded all current regulatory capital requirements to be “well capitalized” and the fully phased-in capital conservation buffer requirement.

The following table shows the regulatory capital ratios for Banner and the Bank as of December 31, 2023.

Table 23: Regulatory Capital Ratios

Capital Ratios	Banner Corporation	Banner Bank
Total capital to risk-weighted assets	14.58%	13.69%
Tier 1 capital to risk-weighted assets	12.64	12.52
Tier 1 capital to average leverage assets	10.56	10.46
Tier 1 common equity to risk-weighted assets	11.97	12.52

ITEM 7A – Quantitative and Qualitative Disclosures about Market Risk

See pages 64–68 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8 – Financial Statements and Supplementary Data

For financial statements, see index on page 75.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A – Controls and Procedures

The Management of Banner is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (Exchange Act).  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that its objectives are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  Additionally, in designing disclosure controls and procedures, our Management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  As a result of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Further, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Controls Over Financial Reporting:  There was no change in our internal control over financial reporting during the fourth quarter of the period covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting:  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of Management’s assessment of the effectiveness of its internal controls beginning on page 77 of this Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 9B – Other Information

(a) None

(b) During the year ended December 31, 2023, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company.

ITEM 9C-Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Proposal 1– Election of Directors,” “Meetings and Committees of the Board of Directors” and “Shareholder Proposals” in the Company’s 2024 Proxy Statement for the Annual Meeting of Shareholders (the Proxy Statement), which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Information regarding the executive officers of the Registrant is incorporated herein by reference to the section captioned “Information about our Executive Officers” in Part I, Item 1 hereof.

The information regarding our Audit Committee and Financial Expert is incorporated herein by reference to the sections captioned “Meetings and Committees of the Board of Directors” and “Audit Committee Matters” in the Proxy Statement.

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since last disclosed to stockholders.

Code of Ethics

The Board of Directors has adopted a Code of Ethics and Business Conduct for our directors, officers (including its senior financial officers) and employees.  The Code of Ethics and Business Conduct was most recently approved by the Board of Directors on July 25, 2023 and the Code of Ethics and Business Conduct is reviewed by the Board on an annual basis.  A copy of the Code of Ethics and Business Conduct in substantially its current form was filed as an exhibit with Form 8-K on September 18, 2023 and is available without charge, upon request to Investor Relations, Banner Corporation, P.O. Box 907, Walla Walla, WA 99362.  The Code of Ethics is also available on the Company’s website at www.bannerbank.com.

We subscribe to the Ethicspoint reporting system and encourage employees, clients and vendors to call the Ethicspoint hotline at 1-866-ETHICSP (384-4277) or visit its website at www.Ethicspoint.com to report any concerns regarding financial statement disclosures, accounting, internal controls, or auditing matters.  We will not retaliate against any of our officers or employees who raise legitimate concerns or questions about an ethics matter or a suspected accounting, internal control, financial reporting, or auditing discrepancy or otherwise assists in investigations regarding conduct that the employee reasonably believes to be a violation of federal securities laws or any rule or regulation of the SEC, federal securities laws relating to fraud against shareholders or violations of applicable banking laws.  Non-retaliation against employees is fundamental to our Code of Ethics and there are strong legal protections for those who, in good faith, raise an ethical concern or a complaint about their employer.

ITEM 11 – Executive Compensation

Information required by this item regarding management compensation and employment contracts, director compensation, and compensation committee interlocks and insider participation is incorporated by reference to the sections captioned “Executive Compensation,” “Directors’ Compensation,” and “Compensation Discussion and Analysis - Compensation and Human Capital Committee Interlocks and Insider Participation,” respectively, in the Proxy Statement.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

(b) Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

(c) Change in Control

Banner is not aware of any arrangements, including any pledge by any person of securities of Banner, the operation of which may at a subsequent date result in a change in control of Banner.

(d) Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that were in effect at December 31, 2023:

	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	357,580	n/a	974,139
Equity compensation plans not approved by security holders	—	—	—
Total	357,580		974.139

(1)Represents shares that are issuable pursuant to awards of restricted stock units for which there is no applicable exercise price.
(2)All the securities remaining available for future issuance under the equity compensation plans approved by security holders are available for issuance as stock awards.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections captioned “Related Party Transactions” and “Director Independence” in the Proxy Statement.

ITEM 14 – Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal 4– Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15 – Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements
See Index to Consolidated Financial Statements on page 75.
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

Banner Corporation

Date: February 22, 2024	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark J. Grescovich	/s/ Robert G. Butterfield
Mark J. Grescovich	Robert G. Butterfield
President and Chief Executive Officer; Director	Executive Vice President, Treasurer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
Date: February 22, 2024	Date: February 22, 2024

/s/ John R. Layman	/s/ Paul J. Walsh
John R. Layman	Paul J. Walsh
Director	Director
Date: February 22, 2024	Date: February 22, 2024

/s/ Connie R. Collingsworth	/s/ Ellen R.M. Boyer
Connie R. Collingsworth	Ellen R.M. Boyer
Director	Director
Date: February 22, 2024	Date: February 22, 2024

/s/ Margot J. Copeland	/s/ David A. Klaue
Margot J. Copeland	David A. Klaue
Director	Director
Date: February 22, 2024	Date: February 22, 2024

/s/ Terry Schwakopf	/s/ Kevin F. Riordan
Terry Schwakopf	Kevin F. Riordan
Director	Director
Date: February 22, 2024	Date: February 22, 2024

/s/ Roberto R. Herencia	/s/ John Pedersen
Roberto R. Herencia	John Pedersen
Chairman of the Board	Director
Date: February 22, 2024	Date: February 22, 2024

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BANNER CORPORATION AND SUBSIDIARIES
(Item 8 and Item 15(a)(1))

February 22, 2024

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

Mark J. Grescovich, Chief Executive Officer
Robert G. Butterfield, Chief Financial Officer

Management Report on Internal Control over Financial Reporting

February 22, 2024

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment and those criteria, Management believes that, as of December 31, 2023, the Company maintained effective internal control over financial reporting.
The Company’s independent registered public accounting firm has audited the Company’s Consolidated Financial Statements that are included in this annual report and the effectiveness of our internal control over financial reporting as of December 31, 2023 and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8. The audit report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Banner Corporation and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Banner Corporation and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

As described in Notes 1 and 4 to the consolidated financial statements, the balance of the Company’s consolidated allowance for credit losses – loans was $149.6 million at December 31, 2023. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans held for investment to present the net carrying value at the amount expected to be collected on such financial assets. The measurement of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses – loans is maintained at a level sufficient to provide for expected credit losses over the life of the loan based on evaluating historical credit loss experience and making adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio. Management considers qualitative and environmental factors for each loan category to adjust for differences between the historical periods used to calculate historical loss rates and expected conditions over the remaining lives of the loans in the portfolio. These factors include, among others, changes in the size and composition of the loan portfolio, differences in underwriting standards, delinquency rates, actual loss experience and current economic conditions.

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

The primary procedures we performed to address this critical audit matter included:

•Testing the design, implementation, and operating effectiveness of controls relating to management’s calculation of the allowance for credit losses, including controls over the identification and assessment of the qualitative and environmental factors used.
•Obtaining management’s analysis and supporting documentation related to the qualitative and environmental factors, and testing whether the environmental and qualitative factors used in the calculation of the allowance for credit losses – loans are supported by the analysis provided by management.
•Testing the appropriateness of the methodology and assumptions used in the calculation of the allowance for credit losses, testing completeness and accuracy of the data used in the calculation, testing estimation and application of the environmental and qualitative factors determined by management and used in the calculation, and recalculating the allowance for credit losses balance.

/s/ Moss Adams LLP

Spokane, Washington
February 22, 2024

We have served as the Company’s auditor since 2004.

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except shares and per share amounts)
December 31, 2023 and 2022

ASSETS	December 31, 2023	December 31, 2022
Cash and due from banks	$209,634	$198,154
Interest-bearing deposits	44,830	44,908
Total cash and cash equivalents	254,464	243,062
Securities—trading	—	28,694
Securities—available-for-sale; amortized cost $2,729,980 and $3,218,777, respectively	2,373,783	2,789,031
Securities—held-to-maturity, net of allowance for credit losses of $332 and $379, respectively	1,059,055	1,117,588
Total securities	3,432,838	3,935,313
Federal Home Loan Bank (FHLB) stock	24,028	12,000
Securities purchased under agreements to resell	—	300,000
Loans held for sale (includes $9,105 and $51,779, at fair value, respectively)	11,170	56,857
Loans receivable	10,810,455	10,146,724
Allowance for credit losses – loans	(149,643)	(141,465)
Net loans receivable	10,660,812	10,005,259
Accrued interest receivable	63,100	57,284
Property and equipment, net	132,231	138,754
Goodwill	373,121	373,121
Other intangibles, net	5,684	9,440
Bank-owned life insurance (BOLI)	304,366	297,565
Deferred tax assets, net	153,365	178,131
Operating lease right-of-use assets	43,731	49,283
Other assets	211,481	177,362
Total assets	$15,670,391	$15,833,431
LIABILITIES
Deposits:
Non-interest-bearing	$4,792,369	$6,176,998
Interest-bearing transaction and savings accounts	6,759,661	6,719,531
Interest-bearing certificates	1,477,467	723,530
Total deposits	13,029,497	13,620,059
Advances from FHLB	323,000	50,000
Other borrowings	182,877	232,799
Subordinated notes, net	92,851	98,947
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	66,413	74,857
Operating lease liabilities	48,659	55,205
Accrued expenses and other liabilities	228,428	200,839
Deferred compensation	45,975	44,293
Total liabilities	14,017,700	14,376,999
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 34,348,369 shares issued and outstanding at December 31, 2023; 34,194,018 shares issued and outstanding at December 31, 2022	1,299,651	1,293,959
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Retained earnings	642,175	525,242
Carrying value of shares held in trust for stock-based compensation plans	(6,563)	(6,905)
Liability for common stock issued to stock related compensation plans	6,563	6,905
Accumulated other comprehensive loss	(289,135)	(362,769)
Total shareholders’ equity	1,652,691	1,456,432
Total liabilities and shareholders’ equity	$15,670,391	$15,833,431
See Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for shares and per share amounts)
For the Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
INTEREST INCOME:
Loans receivable	$577,891	$450,916	$445,731
Mortgage-backed securities	72,352	67,585	45,723
Securities and cash equivalents	51,329	54,068	29,046
Total interest income	701,572	572,569	520,500
INTEREST EXPENSE:
Deposits	100,126	10,124	11,770
FHLB advances	10,524	489	2,592
Other borrowings	3,376	377	467
Subordinated debt	11,541	8,400	8,780
Total interest expense	125,567	19,390	23,609
Net interest income	576,005	553,179	496,891
PROVISION (RECAPTURE) FOR CREDIT LOSSES	10,789	10,364	(33,388)
Net interest income after provision (recapture) for credit losses	565,216	542,815	530,279
NON-INTEREST INCOME
Deposit fees and other service charges	41,638	44,459	39,495
Mortgage banking operations	11,817	10,834	33,948
BOLI	9,245	7,794	5,000
Miscellaneous	5,169	6,805	12,875
	67,869	69,892	91,318
Net (loss) gain on sale of securities	(19,242)	(3,248)	482
Net change in valuation of financial instruments carried at fair value	(4,218)	807	4,616
Gain on sale of branches, including related deposits	—	7,804	—
Total non-interest income	44,409	75,255	96,416
NON-INTEREST EXPENSE:
Salary and employee benefits	244,563	242,266	244,351
Less capitalized loan origination costs	(16,257)	(24,313)	(34,401)
Occupancy and equipment	47,886	52,018	52,850
Information and computer data services	28,445	25,986	24,356
Payment and card processing services	20,547	21,195	20,544
Professional and legal expenses	9,830	14,005	22,274
Advertising and marketing	4,794	3,959	6,036
Deposit insurance	10,529	6,649	5,583
State and municipal business and use taxes	5,260	4,693	4,343
Real estate operations, net	(538)	(104)	(22)
Amortization of core deposit intangibles	3,756	5,279	6,571
Loss on extinguishment of debt	—	793	2,284
Miscellaneous	23,723	24,869	24,236
	382,538	377,295	379,005
COVID-19 expenses	—	—	436
Merger and acquisition - related expenses	—	—	660
Total non-interest expense	382,538	377,295	380,101
Income before provision for income taxes	227,087	240,775	246,594
PROVISION FOR INCOME TAXES	43,463	45,397	45,546
NET INCOME	$183,624	$195,378	$201,048

Earnings per common share:
Basic	$5.35	$5.70	$5.81
Diluted	$5.33	$5.67	$5.76
Cumulative dividends declared per common share	$1.92	$1.76	$1.64

Weighted average number of common shares outstanding:
Basic	34,344,142	34,264,322	34,610,056
Diluted	34,450,412	34,459,922	34,919,188
See Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
For the Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
NET INCOME	$183,624	$195,378	$201,048
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) on securities—available-for-sale arising during the period	54,307	(418,827)	(80,073)
Income tax (expense) benefit related to securities—available-for-sale unrealized holding losses	(13,034)	100,518	19,217
Reclassification for net loss (gain) on securities—available-for-sale realized in earnings	19,242	3,248	(498)
Income tax (benefit) expense related to securities—available-for-sale realized in earnings	(4,618)	(780)	120
Unrealized loss on securities transferred from available-for-sale to held-to-maturity	—	(34,596)	—
Income tax benefit related to securities transferred from available-for-sale to held-to-maturity	—	8,303	—
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	2,338	2,625	—
Income tax benefit related to amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	(561)	(630)	—
Net unrealized gain (loss) on interest rate swaps used in cash flow hedges	12,557	(25,223)	(1,261)
Income tax (expense) benefit related to interest rate swaps used in cash flow hedges	(3,014)	6,054	302
Changes in fair value of junior subordinated debentures related to instrument specific credit risk	8,444	(5,560)	(10,419)
Income tax (expense) benefit related to junior subordinated debentures	(2,027)	1,334	2,501
Reclassification of fair value of junior subordinated debentures redeemed	—	765	1,613
Income tax expense related to junior subordinated debentures redeemed	—	(184)	(387)
Other comprehensive income (loss)	73,634	(362,953)	(68,885)
COMPREHENSIVE INCOME (LOSS)	$257,258	$(167,575)	$132,163

See Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except shares and per share amounts)
For the Years Ended December 31, 2023, 2022 and 2021

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2021	35,159,200	$1,349,879	$247,316	$69,069	$1,666,264
Net income			201,048		201,048
Other comprehensive income, net of income tax				(68,885)	(68,885)
Accrual of dividends on common stock ($1.64/share-cumulative)			(57,602)		(57,602)
Repurchase of common stock	(1,050,000)	(56,528)			(56,528)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	143,432	6,030			6,030
Balance, December 31, 2021	34,252,632	$1,299,381	$390,762	$184	$1,690,327

Balance, January 1, 2022	34,252,632	$1,299,381	$390,762	$184	$1,690,327
Net income			195,378		195,378
Other comprehensive loss, net of income tax				(362,953)	(362,953)
Accrual of dividends on common stock ($1.76/share-cumulative)			(60,898)		(60,898)
Repurchase of common stock	(200,000)	(10,960)			(10,960)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	141,386	5,538			5,538
Balance, December 31, 2022	34,194,018	$1,293,959	$525,242	$(362,769)	$1,456,432

Balance, January 1, 2023	34,194,018	$1,293,959	$525,242	$(362,769)	$1,456,432
Net income			183,624		183,624
Other comprehensive income, net of income tax				73,634	73,634
Accrual of dividends on common stock ($1.92/share-cumulative)			(66,691)		(66,691)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	154,351	5,692			5,692
Balance, December 31, 2023	34,348,369	$1,299,651	$642,175	$(289,135)	$1,652,691

See Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
OPERATING ACTIVITIES:
Net income	$183,624	$195,378	$201,048
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	17,873	16,933	17,345
Deferred income and expense, net of amortization	(4,194)	(3,757)	(38,786)
Capitalized loan servicing rights, net of amortization	1,830	1,326	(1,805)
Amortization of core deposit intangibles	3,756	5,279	6,571
Loss (gain) on sale of securities, net	19,242	3,248	(482)
Net change in valuation of financial instruments carried at fair value	4,218	(807)	(4,616)
Gain on sale of branches, including related deposits	—	(7,804)	—
Decrease in deferred taxes	1,514	7,624	16,357
(Decrease) increase in current taxes payable	(3,170)	8,250	(3,643)
Stock-based compensation	9,169	8,870	9,258
Net change in cash surrender value of BOLI	(8,742)	(7,100)	(4,685)
Gain on sale of loans, excluding capitalized servicing rights	(6,151)	(4,556)	(26,140)
(Gain) loss on disposal of real estate held for sale and property and equipment, net	(352)	102	(2,305)
Provision (recapture) for credit losses	10,789	10,364	(33,388)
Loss on extinguishment of debt	—	765	2,284
Origination of loans held for sale	(242,844)	(406,915)	(1,102,663)
Proceeds from sales of loans held for sale	266,540	415,635	1,276,111
Net change in:
Other assets	(8,968)	(39,028)	2,200
Other liabilities	13,065	34,244	(11,083)
Net cash provided from operating activities	257,199	238,051	301,578
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(58,173)	(659,905)	(2,805,251)
Principal repayments and maturities of securities—available-for-sale	173,055	368,996	1,314,484
Proceeds from sales of securities—available-for-sale	368,945	214,335	83,663
Purchases of securities—held-to-maturity	—	(190,645)	(135,615)
Principal repayments and maturities of securities—held-to-maturity	58,406	56,056	32,487
Purchases of equity securities	—	—	(4,750)
Proceeds from sales of equity securities	—	—	4,796
Loan (originations) repayments, net	(643,959)	(897,505)	795,892
Purchases of loans and participating interest in loans	—	(126,556)	(5,086)
Proceeds from sales of other loans	14,038	14,034	46,028
Net cash paid related to branch divestiture	—	(168,137)	—
Purchases of property and equipment	(14,651)	(14,724)	(10,493)
Proceeds from sale of real estate held for sale and sale of other property	4,669	6,088	11,759
Proceeds from FHLB stock repurchase program	153,397	15,080	4,358
Purchase of FHLB stock	(165,425)	(15,080)	—
Proceeds from maturity of securities purchased under agreements to resell	300,000	—	—
Purchase of securities purchased under agreements to resell	—	—	(300,000)
Investment in bank-owned life insurance	(66)	(50,053)	(50,053)
Other	1,693	3,459	2,355
Net cash provided from (used by) investing activities	191,929	(1,444,557)	(1,015,426)
(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued) (in thousands)
For the Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
FINANCING ACTIVITIES:
(Decrease) increase in deposits, net	(590,562)	(528,672)	1,759,638
Repayment of long term FHLB borrowing	—	(50,000)	(100,000)
Advances of overnight and short-term FHLB borrowings, net	273,000	50,000	—
(Decrease) increase in other borrowings, net	(49,923)	(31,690)	79,704
Repayment of junior subordinated debentures	—	(50,518)	(8,248)
Proceeds from redemption of trust preferred securities related to junior subordinated debentures	—	1,518	248
Cash dividends paid	(66,765)	(61,078)	(57,621)
Cash paid for repurchase of common stock	—	(10,960)	(56,528)
Taxes paid related to net share settlement of equity awards	(3,476)	(3,332)	(3,228)
Net cash (used by) provided from financing activities	(437,726)	(684,732)	1,613,965
NET CHANGE IN CASH AND CASH EQUIVALENTS	11,402	(1,891,238)	900,117
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	243,062	2,134,300	1,234,183
CASH AND CASH EQUIVALENTS, END OF YEAR	$254,464	$243,062	$2,134,300

	2023	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$110,845	$18,583	$24,278
Taxes paid	38,671	24,885	29,017
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Transfer of loans to real estate owned and other repossessed assets	1,185	—	512
Dividends accrued but not paid until after period end	1,084	1,158	1,338
Loans, held for sale, transferred to portfolio	27,929	35,466	—
Securities, held-for-trading, transferred to available-for-sale	25,298	—	—
Securities, available-for-sale, transferred to held-to-maturity	—	462,159	—
DISPOSITIONS:
Assets divested	—	(1,539)	—
Liabilities divested	—	(178,209)	—

See Notes to Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:  Banner Corporation (Banner or the Company) is a bank holding company incorporated in the State of Washington.  The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, Banner Bank (the Bank). The Bank is a Washington-chartered commercial bank that conducts business from its headquarters in Walla Walla, Washington and its 135 branch offices located in Washington, Oregon, California and Idaho. The Bank also has 13 loan production offices located in Washington, Oregon, California, Idaho and Utah.  Banner is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  The Bank is subject to regulation by the Washington State Department of Financial Institutions, Division of Banks (the DFI) and the Federal Deposit Insurance Corporation (the FDIC).

Basis of Presentation and Principles of Consolidation:  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All material intercompany transactions, profits and balances have been eliminated. The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and under the rules and regulations of the U.S. Securities and Exchange Commission (the SEC). At December 31, 2023, the Company had five wholly-owned subsidiary grantor trusts (the Trusts), each of which issued trust preferred securities (TPS) and common securities. The Trusts are not consolidated in the Company’s consolidated financial statements.

Subsequent Events: The Company has evaluated events and transactions subsequent to December 31, 2023 through the date that the consolidated financial statements were issued for potential recognition or disclosure.

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

Use of Estimates:  In the opinion of Management, the accompanying Consolidated Statements of Financial Condition and related Consolidated Statements of Operations, Comprehensive Income (Loss), Changes in Shareholders’ Equity and Cash Flows reflect all adjustments (which include reclassification and normal recurring adjustments) that are necessary for a fair presentation in conformity with GAAP.  The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect amounts reported in the financial statements.

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, Management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Banner’s Consolidated Financial Statements.  These policies relate to (i) determination of the provision and allowance for credit losses, (ii) the valuation of financial assets and liabilities recorded at fair value, (iii) the valuation of intangible assets, such as goodwill, (iv) the valuation or recognition of deferred tax assets and liabilities and (v) the determination of estimated losses from legal proceedings and other contingent matters pending. Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the Consolidated Financial Statements to these critical accounting estimates, the use of judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company’s financial condition and operating results in future periods.

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

Allowance for Credit Losses - Securities: Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The Company’s held-to maturity portfolio contains mortgage-backed securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The Company’s held-to-maturity portfolio also contains municipal bonds that are typically rated by major rating agencies as Aa or better. The Company has never incurred a loss on a municipal bond, therefore the expectation of credit losses on these securities is insignificant. The Company uses industry historical credit loss information adjusted for current conditions to establish the allowance for credit losses on the municipal bond portfolio. The expected credit losses on these bonds is similar to Banner’s commercial business loan portfolio. Therefore, the Company uses the commercial business loan portfolio loss rates to establish the allowance for credit losses on the collateralized bonds and its own loss history to establish a loss rate on bonds that are not collateralized.

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings.  If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, Management considers the extent to which fair value is less than amortized costs, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  Projected cash flows are discounted by the current effective interest rate.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to AOCI.

Changes in the allowance for credit losses are recorded as provision (recapture) for credit losses. Losses are charged against the allowance when management believes the non-collectability of an available-for-sale or held-to-maturity security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

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

Management periodically evaluates FHLB stock for impairment. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the client base of the FHLB, and (4) the liquidity position of the FHLB. The Company has determined there is no impairment on the FHLB stock investment as of December 31, 2023 and 2022.

Loans Receivable:  The Bank originates residential one- to four-family mortgage loans for both portfolio investment and sale in the secondary market.  The Bank also originates construction and land development, multifamily mortgage, commercial real estate, commercial business, agricultural and consumer loans for portfolio investment.  Loans receivable not designated as held for sale are recorded at amortized cost, net of the allowance for credit losses. Amortized cost is the principal amount outstanding, net of deferred fees, discounts and premiums.  Accrued interest on loans is reported in accrued interest receivable on the Consolidated Statements of Financial Condition. Premiums, discounts and deferred loan fees are amortized to maturity using the level-yield methodology.

Loans Held for Sale: Residential one- to four-family loans originated with the intent to be sold in the secondary market are considered held for sale. Residential one- to four-family loans under best effort delivery commitments are carried at the lower of aggregate cost or estimated market value. Residential one- to four-family loans expected to be delivered under mandatory commitments are carried at fair value to match changes in the value of the loans with the value of the related economic hedges on the loans. Fair values for residential mortgage loans held for sale are determined by comparing actual loan rates to current secondary market prices for similar loans. Net unrealized losses on loans held for sale that are carried at lower of cost or market are recognized through the valuation allowance as charges to income.  Non-refundable fees and direct loan origination costs related to loans held for sale carried at the lower of cost or market are recognized as part of the cost basis of the loan. Gains and losses on sales of loans held for sale are determined using the aggregate method and are recorded in the mortgage banking operations component of non-interest income.

Loans Acquired in Business Combinations: Loans acquired in business combinations are recorded at their fair value at the acquisition date. Establishing the fair value of acquired loans involves a significant amount of judgment, including determining the credit discount based upon historical data adjusted for current economic conditions and other factors. If any of these assumptions are inaccurate actual credit losses could vary significantly from the credit discount used to calculate the fair value of the acquired loans. Acquired loans are evaluated upon acquisition and classified as either purchased credit-deteriorated or purchased non-credit-deteriorated. Purchased credit-deteriorated (PCD) loans have experienced more than insignificant credit deterioration since origination. For PCD loans, an allowance for credit losses is determined at the acquisition date using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The loan’s fair value is grossed up for the allowance for credit losses and becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through a provision (recapture) for credit losses.

For purchased non-credit-deteriorated loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the life of the loan. While credit discounts are included in the determination of the fair value for non-credit-deteriorated loans, since these discounts are expected to be accreted over the life of the loans, they cannot be used to offset the allowance for credit losses that must be recorded at the acquisition date. As a result, an allowance for credit losses is determined at the acquisition date using the same methodology as other loans held for investment and is recognized as a provision for credit losses. Any subsequent deterioration (improvement) in credit quality is recognized by recording a provision (recapture) for credit losses.

Income Recognition on Nonaccrual Loans and Securities:  Interest on loans and securities is accrued as earned unless Management doubts the collectability of the asset or the unpaid interest.  Interest accruals on loans are generally discontinued when loans become 90 days past due for payment of interest or principal and the loans are then placed on nonaccrual status.  All previously accrued but uncollected interest is deducted from interest income upon transfer to nonaccrual status.  For any future payments collected, interest income is recognized only upon Management’s assessment that there is a strong likelihood that the full amount of a loan will be repaid or recovered. Management’s assessment of the likelihood of full repayment involves judgment, including determining the fair value of the underlying collateral which can be impacted by the economic environment.  A loan may be put on nonaccrual status sooner than this policy would dictate if, in Management’s judgment, the amounts owed, principal or interest may be uncollectable.  While less common, similar interest reversal and nonaccrual treatment is applied to investment securities if their ultimate collectability becomes questionable.

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

Loans that do not share risk characteristics with other loans in the portfolio are individually evaluated for impairment and are not included in the collective evaluation.  Factors involved in determining whether a loan should be individually evaluated include, but are not limited to, the financial condition of the borrower and the value of the underlying collateral.  Expected credit losses for loans evaluated individually are primarily measured based on the fair market value of the collateral as of the reporting date, less estimated selling costs, as applicable. Under certain circumstances, the Bank may use observable market value of collateral or the present value of the expected future cash flows discounted at the loan’s original effective interest rate. As a practical expedient, the Bank measures the expected credit loss for a loan using the fair value of the collateral, if repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Bank’s assessment as of the reporting date.

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

Troubled Loan Modifications: Some of the Bank’s loans are reported as troubled loan modification.  Loans are reported as troubled loan modifications when the Bank grants a concession to a borrower experiencing financial difficulties that it would not otherwise consider.  Examples of such concessions include providing principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions or any combination of these.

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

Real Estate Owned: Property acquired by foreclosure or deed in-lieu-of foreclosure is recorded at the estimated fair value of the property, less expected selling costs.  Development and improvement costs relating to the property may be capitalized, while other holding costs are expensed.  The carrying value of the property is periodically evaluated by Management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized.  The amounts the Bank will ultimately recover from real estate held for sale may differ substantially from the carrying value of the assets because of market factors beyond the Bank’s control or because of changes in the Bank’s strategies for recovering the investment.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Accordingly, ROU assets are reduced by tenant improvement allowances from landlords plus any prepaid rent. We do not separate lease and non-lease components of contracts. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. Many of our leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule which are factored into our determination of lease payments when appropriate. Substantially, all the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. The ROU asset and lease liability terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Goodwill: Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination and is not amortized but is reviewed annually or more frequently as current circumstances and conditions warrant, for impairment. The Company completes its annual review of goodwill as of December 31. An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment involves judgment by Management on determining whether there have been any triggering events that have occurred which would indicate potential impairment. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment test is used to identify the existence of impairment and the amount of impairment loss and compares the reporting unit’s estimated fair values, including goodwill to its carrying amount. If the fair value exceeds the carrying amount, then goodwill is not considered impaired. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill allocated to the reporting unit. The impairment loss would be recognized as a charge to earnings. The disposal of a portion of a reporting unit that meets the definition of a business requires goodwill to be allocated for purposes of determining the gain or loss on disposal.

Other Intangible Assets:  Other intangible assets consist primarily of core deposit intangibles (CDI) which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the client relationships associated with the deposits.  CDI is being amortized on an accelerated basis over a weighted average estimated useful life of eight to 10 years.  These assets are reviewed at least annually for events or circumstances that could impact their recoverability.  These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy.  To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

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

Bank-Owned Life Insurance:  The Bank has purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental income, salary continuation and deferred compensation retirement plans.  These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans.  It is the Bank’s intent to hold these policies as a long-term investment; however, there may be an income tax impact if the Bank chooses to surrender certain policies.  Although the lives of individual, current or former management-level employees are insured, the Bank is the respective owner and sole or partial beneficiary. BOLI is carried at the cash surrender value (CSV) of the underlying insurance contract. Changes in the CSV and any death benefits received in excess of the CSV are recognized as non-interest income.

Derivative Instruments:  Derivatives include “off-balance-sheet” financial products, the value of which is dependent on the value of underlying financial assets, such as stock, bonds, foreign currency, or a reference rate or index.  Such derivatives include “forwards,” “futures,” “options” or “swaps.”  The Bank uses an interest rate swap program which involves the receipt of fixed-rate amounts from a counterparty in exchange for variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Such derivatives are used to hedge the variable cash flows associated with existing variable-rate assets. These interest rate swaps qualify as cash flow hedging instruments so gains and losses are recorded in AOCI to the extent the hedge is effective. Gains and losses on the interest rate swaps are reclassified from AOCI to earnings in the period the hedged transaction affects earnings and are included in interest income. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. The related cash flows are recognized as cash flows from operating activities on the Consolidated Statement of Cash Flows.

In addition, the Bank uses an interest rate swap program for commercial loan clients that provides the client with a variable-rate loan and enters into an interest rate swap allowing them to effectively fix their loan interest rates.  These client swaps are matched with third party swaps with qualified broker/dealer or banks to offset the risk.  The fair value adjustments for these swaps are reflected in other assets or other liabilities as appropriate.

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

Stock-Based Compensation:  Under the Company’s stock-based incentive plans, the Company compensates employees and directors with time-based restricted stock and restricted stock unit grants. Some restricted stock awards include performance-based and market-based goals that impact the number of shares that ultimately vest based on the level of goal achievement. The Company measures the cost of employee or director services received in exchange for an award of equity instruments based on the fair value of the award, which is the intrinsic value on the grant date. This cost is recognized as expense in the Consolidated Statements of Operations ratably over the vesting period of the award with forfeitures of nonvested awards recognized as they occur. Any tax benefit or deficiency is recorded as income tax benefit or expense in the period the shares vest. Excess tax benefits are classified, along with other income tax cash flows, as an operating activity. The Company issues restricted stock and restricted stock unit awards which vest over a one- or three-year period during which time the employee or director accrues or receives dividends and may have full voting rights depending on the terms of the grant.

Earnings Per Share: Earnings per common share is computed under the two-class method. Pursuant to the two-class method, non-vested stock-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Application of the two-class method resulted in the equivalent earnings per share to the treasury method.

Basic earnings per common share is computed by dividing net earnings allocated to common shareholders by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation, using the treasury stock method.

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

Business Segments:  The Company is managed by legal entity and not by lines of business.  The Bank is a community oriented commercial bank chartered in Washington state.  The Bank’s primary business is that of a traditional banking institution, gathering deposits and originating loans for portfolio in its respective primary market areas.  The Bank offers a wide variety of deposit products to its consumer and commercial clients.  Lending activities include the origination of real estate, commercial/agriculture business and consumer loans.  The Bank is also an active participant in the secondary market, originating residential loans for sale on both a servicing released and servicing retained basis.  In addition to interest income on loans and investment securities, the Bank receives other income from deposit service charges, loan servicing fees and from the sale of loans and investments.  The performance of the Bank is reviewed monthly by the Company’s executive management and Board of Directors.  All the executive officers of the Company are members of the Bank’s management team. The Company has determined that its current business and operations consist of a single business segment and a single reporting unit.

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

Note 2: ACCOUNTING STANDARDS RECENTLY ISSUED OR ADOPTED

Income Taxes (Topic 740)

In December 2023, the Financial Accounting Standards Board (FASB) issued guidance within Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in the Update are intended to provide more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU requires disclosure in the rate reconciliation of specific categories as well as provide additional information for reconciling items that meet a quantitative threshold.

Those amendments require disclosure of the following information about income taxes paid on an annual basis:
•Income taxes paid (net of refunds received), disaggregated by federal and state taxes and by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received).
•Income tax expense (or benefit) from continuing operations disaggregated by federal and state jurisdictions.

The ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis. The Company is evaluating the adoption of this ASU, as it will require additional disclosures in the notes to our Consolidated Financial Statements.

Segment Reporting (Topic 280)

In November 2023, the FASB issued guidance within ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU and all existing disclosures in Topic 280. The Company has determined that its current business and operations consist of a single business segment and a single reporting unit.

The amendments in this Update are intended to improve segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The key amendments included in this Update:
•Require disclosure on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and are included within each reported measure of segment profit and loss.
•Require disclosure on an annual and interim basis, an amount for other segment items (defined in the ASU) and a description of its composition.
•Clarify that if the CODM uses more than one measure of the segment’s profit or loss in assessing performance, one or more of those additional measures may be reported.
•Require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing performance.

This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact on the Company’s Consolidated Financial Statements as the Company has a single reportable segment.

Financial Instruments – Credit Losses (Topic 326)

On January 1, 2023, the Company adopted FASB ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminated the troubled debt restructuring recognition and measurement guidance and, instead, requires that a creditor evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The ASU also introduced new disclosure requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. In addition, the ASU requires vintage disclosures to include current-period gross write-offs by year of origination for financing receivables. The Company applied the ASU prospectively and new disclosures have been added when applicable.

Reference Rate Reform (Topic 848)

In 2020, 2021 and 2022, the FASB issued guidance in response to the scheduled discontinuation of LIBOR. within ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of Sunset Date of Topic 848, ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in these ASUs provided optional guidance designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) necessitated by reference rate reform. The publication cessation of U.S. dollar LIBOR was on June 30, 2023.

The optional expedients for applying the requirements of certain Topics or Industry Subtopics in the Codification are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance: 1) modifications of contracts within the scope of Topics 310, Receivables, and 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; 2) modifications of contracts within the scope of Topic 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts; 3) modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract; and 4) the amendments in this ASU also include a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination.

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

The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Note 3: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities at December 31, 2023 and December 31, 2022 are summarized as follows (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$34,929	$—	$(740)	$—	$34,189
Municipal bonds	161,264	832	(29,191)	—	132,905
Corporate bonds	131,291	—	(12,168)	—	119,123
Mortgage-backed or related securities	2,179,947	942	(314,175)	—	1,866,714
Asset-backed securities	222,549	300	(1,997)	—	220,852
	$2,729,980	$2,074	$(358,271)	$—	$2,373,783

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$307	$—	$(5)	$302	$—
Municipal bonds	466,032	687	(53,563)	412,999	(157)
Corporate bonds	2,781	—	(20)	2,586	(175)
Mortgage-backed or related securities	590,267	—	(98,640)	491,627	—
	$1,059,387	$687	$(152,228)	$907,514	$(332)

	December 31, 2022
	Amortized Cost	Fair Value
Trading:
Corporate bonds	$27,203	$28,694
	$27,203	$28,694

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$56,344	$8	$(1,244)	$—	$55,108
Municipal bonds	301,449	530	(40,770)	—	261,209
Corporate bonds	133,334	—	(11,481)	—	121,853
Mortgage-backed or related securities	2,505,172	885	(366,721)	—	2,139,336
Asset-backed securities	222,478	40	(10,993)	—	211,525
	$3,218,777	$1,463	$(431,209)	$—	$2,789,031

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$312	$—	$(7)	$305	$—
Municipal bonds	503,117	109	(70,907)	432,319	(183)
Corporate bonds	2,961	—	(16)	2,945	(196)
Mortgage-backed or related securities	611,577	—	(104,966)	506,611	—
	$1,117,967	$109	$(175,896)	$942,180	$(379)

Accrued interest receivable on held-to-maturity debt securities was $4.5 million and $4.8 million as of December 31, 2023 and December 31, 2022, and was $10.8 million and $12.4 million on available-for-sale debt securities at December 31, 2023 and December 31, 2022, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Statements of Financial Condition and is excluded from the calculation of the allowance for credit losses.

At December 31, 2023 and December 31, 2022, the gross unrealized losses and the fair value for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$—	$—	$34,189	$(740)	$34,189	$(740)
Municipal bonds	6,049	(7)	103,511	(29,184)	109,560	(29,191)
Corporate bonds	15,720	(46)	106,852	(12,122)	122,572	(12,168)
Mortgage-backed or related securities	71,150	(212)	1,712,125	(313,963)	1,783,275	(314,175)
Asset-backed securities	115,162	(1,212)	85,840	(785)	201,002	(1,997)
	$208,081	$(1,477)	$2,042,517	$(356,794)	$2,250,598	$(358,271)

	December 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$33,407	$(882)	$16,732	$(362)	$50,139	$(1,244)
Municipal bonds	188,920	(25,592)	33,907	(15,178)	222,827	(40,770)
Corporate bonds	108,187	(9,547)	13,066	(1,934)	121,253	(11,481)
Mortgage-backed or related securities	930,566	(90,537)	1,159,110	(276,184)	2,089,676	(366,721)
Asset-backed securities	201,437	(10,993)	—	—	201,437	(10,993)
	$1,462,517	$(137,551)	$1,222,815	$(293,658)	$2,685,332	$(431,209)

At December 31, 2023, there were 224 securities—available-for-sale with unrealized losses, compared to 298 at December 31, 2022.  Management does not believe that any individual unrealized loss as of December 31, 2023 or December 31, 2022 resulted from credit loss.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

There were no sales of securities—trading for the years ended December 31, 2023, 2022 or 2021. There were no securities—trading in a nonaccrual status at December 31, 2023 or December 31, 2022.  Net unrealized holding losses of $3.4 million were recognized in 2023 and net unrealized holding gains of $1.7 million were recognized in 2022. All securities—trading were transferred to securities—available-for-sale during the fourth quarter of 2023.

The following table presents gross gains and losses on sales and partial calls of securities available-for-sale (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Available-for-Sale:
Gross Gains	$383	$522	$993
Gross Losses	(19,625)	(3,770)	(495)
Balance, end of the period	$(19,242)	$(3,248)	$498

There were no securities—available-for-sale in a nonaccrual status at December 31, 2023 and 2022.

The Company did not sell any held-to-maturity securities and had no partial calls of securities during the years ended December 31, 2023 and December 31, 2022. The Company sold one held-to-maturity security with a resulting net gain of $3,000 and had partial calls of securities that resulted in a net loss of $65,000 for the year ended December 31, 2021. There were no securities—held-to-maturity in a nonaccrual status at December 31, 2023 and 2022.

During the years ended December 31, 2023 and December 31, 2022, the Company sold no equity securities. During the year ended December 31, 2021, the Company sold a $4.8 million equity security with a resulting net gain of $46,000.

The following table presents the amortized cost and estimated fair value of securities at December 31, 2023, by contractual maturity and does not reflect any required periodic payments (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	December 31, 2023
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$—	$—	$6,685	$6,446
Maturing after one year through five years	162,723	152,661	18,546	18,245
Maturing after five years through 10 years	370,064	327,355	22,220	21,240
Maturing after 10 years	2,197,193	1,893,767	1,011,936	861,583
	$2,729,980	$2,373,783	$1,059,387	$907,514

The following table presents, as of December 31, 2023, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	December 31, 2023
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$250,855	$263,496	$230,490
Federal Reserve	115,007	115,007	98,259
Interest rate swap counterparties	971	971	813
Repurchase transaction accounts	266,648	266,648	220,926
Other	2,335	2,335	2,156
Total pledged securities	$635,816	$648,457	$552,644

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit ratings which are reviewed and updated quarterly. The Company’s non-rated held-to-maturity debt securities are primarily United States government sponsored enterprise debentures carrying minimal to no credit risk. The non-rated corporate bonds primarily consist of Community Reinvestment Act related bonds secured by loan instruments from low to moderate income borrowers. The remaining non-rated held-to-maturity debt securities balance is comprised of local municipal debt from within the Company’s geographic footprint and is monitored through quarterly or annual financial review. This municipal debt is predominately essential service or unlimited general obligation backed debt. The following tables summarize the amortized cost of held-to-maturity debt securities by credit rating at December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$456,999	$500	$16,459	$473,958
Not Rated	307	9,033	2,281	573,808	585,429
	$307	$466,032	$2,781	$590,267	$1,059,387

	December 31, 2022
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$492,105	$500	$16,681	$509,286
Not Rated	312	11,012	2,461	594,896	608,681
	$312	$503,117	$2,961	$611,577	$1,117,967

The following tables present the activity in the allowance for credit losses for held-to-maturity debt securities by major type for the year ended December 31, 2023 and December 31, 2022 (in thousands):

	For the Year Ended December 31, 2023
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses – securities
Beginning balance	$—	$183	$196	$—	$379
Recapture of provision for credit losses	—	(26)	(45)	—	(71)
Recoveries	—	—	24	—	24
Ending balance	$—	$157	$175	$—	$332

	For the Year Ended December 31, 2022
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses – securities
Beginning balance	$—	$203	$230	$—	$433
Recapture of provision for credit losses	—	(20)	(63)	—	(83)
Recoveries	—	—	29	—	29
Ending balance	$—	$183	$196	$—	$379

	For the Year Ended December 31, 2021
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses – securities
Beginning balance	$—	$59	$35	$—	$94
Provision for credit losses	—	144	445	—	589
Securities charged-off	—	—	(250)	—	(250)
Ending balance	$—	$203	$230	$—	$433

Note 4: LOANS RECEIVABLE AND THE ALLOWANCE FOR CREDIT LOSSES

The following table presents the loans receivable at December 31, 2023 and 2022 by class (dollars in thousands):

	December 31, 2023		December 31, 2022
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$915,897	9%	$845,320	8%
Investment properties	1,541,344	14	1,589,975	16
Small balance CRE	1,178,500	11	1,200,251	12
Multifamily real estate	811,232	8	645,071	6
Construction, land and land development:
Commercial construction	170,011	1	184,876	2
Multifamily construction	503,993	5	325,816	3
One- to four-family construction	526,432	5	647,329	6
Land and land development	336,639	3	328,475	3
Commercial business:
Commercial business (1)	1,255,734	11	1,283,407	13
Small business scored	1,022,154	10	947,092	9
Agricultural business, including secured by farmland	331,089	3	295,077	3
One- to four-family residential	1,518,046	14	1,173,112	12
Consumer:
Consumer—home equity revolving lines of credit	588,703	5	566,291	6
Consumer—other	110,681	1	114,632	1
Total loans	10,810,455	100%	10,146,724	100%
Less allowance for credit losses - loans	(149,643)		(141,465)
Net loans	$10,660,812		$10,005,259

(1)    Includes $3.6 million and $7.6 million of SBA Paycheck Protection Program (PPP) loans as of December 31, 2023 and December 31, 2022, respectively.

Loan amounts are net of unearned loan fees in excess of unamortized costs of $12.1 million as of December 31, 2023 and $8.1 million as of December 31, 2022. Net loans include net discounts on acquired loans of $4.6 million and $6.6 million as of December 31, 2023 and 2022, respectively. Net loans does not include accrued interest receivable. Accrued interest receivable on loans was $47.8 million as of December 31, 2023 and $39.8 million as of December 31, 2022 and was reported in accrued interest receivable on the Consolidated Statements of Financial Condition.

At December 31, 2023 and 2022, the Company had pledged $7.6 billion and $6.5 billion of loans as collateral for FHLB and other borrowings, respectively.

The Company’s loans to directors, executive officers and related entities are on substantially the same terms and underwriting as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.  Such loans had balances of $708,000 and $683,000 at December 31, 2023 and 2022, respectively.

Purchased credit-deteriorated and purchased non-credit-deteriorated loans. Loans acquired in business combinations are recorded at their fair value at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-deteriorated (PCD) or purchased non-credit-deteriorated. There were no PCD loans at December 31, 2023 or 2022.

Troubled Loan Modifications. Occasionally, the Company offers modifications of loans to borrowers experiencing financial difficulty by providing principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions or any combination of these. When principal forgiveness is provided, the amount of the forgiveness is charged-off against the allowance for credit losses - loans. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses - loans is adjusted by the same amount. The allowance for credit losses on modified loans is measured using the same credit loss estimation methods used to determine the allowance for credit losses for all other loans held for investment. These methods incorporate the post-modification loan terms, as well as defaults and charge-offs associated with historical modified loans.

The following table presents the amortized cost basis and financial effect of loans at December 31, 2023, that were both experiencing financial difficulty and modified during the year ended December 31, 2023 (in thousands):

	December 31, 2023
	Payment Delay	Term Extension	Total
One- to four-family construction	$—	$4,911	$4,911
Commercial business	121	—	121
Agricultural business, including secured by farmland	1,580	—	1,580
One- to four-family residential	1,060	—	1,060
Total	$2,761	$4,911	$7,672

The Company has not committed to lend any additional amounts to borrowers included in the previous table. The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months at December 31, 2023 (in thousands):

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
Commercial business	$—	$—	$121	$121
Agricultural business, including secured by farmland	—	—	1,580	1,580
One- to four-family residential	—	—	1,060	1,060
Total	$—	$—	$2,761	$2,761

The following table presents the financial effect of the loan modifications presented above for borrowers experiencing financial difficulty for the year ended December 31, 2023:
	For the Year Ended December 31, 2023
	Weighted Average Payment Delay Period (in months)	Weighted Average Term Extension (in months)
One- to four-family construction	n/a	14
Commercial business	8	n/a
Agricultural business, including secured by farmland	8	n/a
One- to four-family residential	8	n/a

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

Overall Risk Rating Definitions:  Risk ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered on the borrower’s ability to repay, in a timely fashion, both principal and interest.  The Company’s risk-rating and loan grading policies are reviewed and approved annually. There were no material changes in the risk-rating or loan grading system for the periods presented.

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

Risk Rating 8: Doubtful
A credit with an extremely high probability of loss is risk rated 8.  These credits have all the same critical weaknesses that are found in a substandard loan; however, the weaknesses are elevated to the point that, based upon current information, collection or liquidation in full is improbable.  While some loss on doubtful credits is expected, pending events may make the amount and timing of any loss indeterminable.  In these situations, taking the loss is inappropriate until the outcome of the pending event is clear.

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

The following tables present the Company’s portfolio of risk-rated loans by class and by grade as of December 31, 2023 and December 31, 2022 (in thousands). In addition, the tables include the gross charge-offs for the year ended December 31, 2023. Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	December 31, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$170,577	$149,489	$161,647	$139,934	$65,424	$154,036	$36,209	$877,316
Special Mention	—	—	—	—	—	—	1	1
Substandard	—	14,450	217	4,731	18,999	183	—	38,580
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$170,577	$163,939	$161,864	$144,665	$84,423	$154,219	$36,210	$915,897

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - investment properties
Risk Rating
Pass	$154,128	$168,286	$281,324	$123,315	$156,174	$597,977	$47,936	$1,529,140
Special Mention	—	—	—	—	—	2,714	1,198	3,912
Substandard	—	—	—	—	—	8,292	—	8,292
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$154,128	$168,286	$281,324	$123,315	$156,174	$608,983	$49,134	$1,541,344

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily real estate
Risk Rating
Pass	$96,865	$177,907	$215,220	$101,336	$46,886	$167,305	$3,285	$808,804
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,428	—	2,428
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$96,865	$177,907	$215,220	$101,336	$46,886	$169,733	$3,285	$811,232

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Commercial construction
Risk Rating
Pass	$86,165	$62,302	$4,056	$12,705	$—	$1,015	$—	$166,243
Special Mention	3,010	—	—	—	—	—	—	3,010
Substandard	—	—	758	—	—	—	—	758
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$89,175	$62,302	$4,814	$12,705	$—	$1,015	$—	$170,011

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily construction
Risk Rating
Pass	$176,729	$256,661	$70,189	$414	$—	$—	$—	$503,993
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$176,729	$256,661	$70,189	$414	$—	$—	$—	$503,993

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

One- to four- family construction
Risk Rating
Pass	$447,818	$43,563	$25,229	$—	$329	$—	$381	$517,320
Special Mention	—	—	—	—	—	—	—	—
Substandard	6,715	253	2,144	—	—	—	—	9,112
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$454,533	$43,816	$27,373	$—	$329	$—	$381	$526,432

Current period gross charge-offs	$136	$—	$933	$—	$—	$—	$—	$1,069

	December 31, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Land and land development
Risk Rating
Pass	$188,134	$80,472	$34,146	$12,338	$8,409	$10,152	$2,136	$335,787
Special Mention	—	852	—	—	—	—	—	852
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$188,134	$81,324	$34,146	$12,338	$8,409	$10,152	$2,136	$336,639

Current period gross charge-offs	$—	$—	$—	$—	$—	$20	$—	$20

Commercial business
Risk Rating
Pass	$157,830	$223,582	$121,031	$134,066	$102,545	$126,175	$363,652	$1,228,881
Special Mention	199	—	—	—	43	—	2,548	2,790
Substandard	1,919	5,207	3,398	5,207	1,509	2,010	4,813	24,063
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$159,948	$228,789	$124,429	$139,273	$104,097	$128,185	$371,013	$1,255,734

Current period gross charge-offs	$22	$108	$681	$5	$—	$27	$318	$1,161

Agricultural business, including secured by farmland
Risk Rating
Pass	$48,620	$35,520	$24,659	$17,658	$23,885	$38,273	$123,158	$311,773
Special Mention	550	—	652	—	—	301	308	1,811
Substandard	4,057	—	626	—	7,819	2,280	2,723	17,505
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business, including secured by farmland	$53,227	$35,520	$25,937	$17,658	$31,704	$40,854	$126,189	$331,089

Current period gross charge-offs	$—	$430	$134	$—	$—	$—	$—	$564

	December 31, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$167,150	$198,787	$150,272	$74,171	$57,095	$148,902	$10,833	$807,210
Special Mention	—	—	—	2,829	—	42	201	3,072
Substandard	13,756	—	7,211	13,564	—	307	200	35,038
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$180,906	$198,787	$157,483	$90,564	$57,095	$149,251	$11,234	$845,320

Commercial real estate - investment properties
Risk Rating
Pass	$190,627	$323,160	$142,476	$182,853	$169,667	$547,899	$25,691	$1,582,373
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	3,283	—	3,007	1,312	7,602
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$190,627	$323,160	$142,476	$186,136	$169,667	$550,906	$27,003	$1,589,975

Multifamily real estate
Risk Rating
Pass	$139,383	$177,784	$93,961	$46,460	$29,665	$156,140	$1,678	$645,071
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$139,383	$177,784	$93,961	$46,460	$29,665	$156,140	$1,678	$645,071

	December 31, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Commercial construction
Risk Rating
Pass	$112,229	$46,679	$12,952	$4,260	$1,107	$—	$—	$177,227
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,931	1	—	—	4,717	—	—	7,649
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$115,160	$46,680	$12,952	$4,260	$5,824	$—	$—	$184,876

Multifamily construction
Risk Rating
Pass	$142,680	$161,066	$20,622	$1,448	$—	$—	$—	$325,816
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$142,680	$161,066	$20,622	$1,448	$—	$—	$—	$325,816

One- to four- family construction
Risk Rating
Pass	$572,701	$56,530	$677	$331	$—	$—	$711	$630,950
Special Mention	—	—	—	—	—	—	—	—
Substandard	13,473	2,906	—	—	—	—	—	16,379
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$586,174	$59,436	$677	$331	$—	$—	$711	$647,329

	December 31, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Land and land development
Risk Rating
Pass	$199,339	$88,066	$16,278	$11,866	$6,242	$6,164	$339	$328,294
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	97	84	—	181
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$199,339	$88,066	$16,278	$11,866	$6,339	$6,248	$339	$328,475

Commercial business
Risk Rating
Pass	$249,609	$149,140	$161,494	$126,416	$86,712	$85,386	$391,852	$1,250,609
Special Mention	74	26	3,467	—	—	—	200	3,767
Substandard	464	12,599	1,956	1,161	5,954	796	6,101	29,031
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$250,147	$161,765	$166,917	$127,577	$92,666	$86,182	$398,153	$1,283,407

Agricultural business, including secured by farmland
Risk Rating
Pass	$36,848	$35,440	$18,946	$28,354	$24,710	$27,063	$109,606	$280,967
Special Mention	—	336	271	—	—	—	357	964
Substandard	2,015	970	—	6,565	—	2,599	997	13,146
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business, including secured by farmland	$38,863	$36,746	$19,217	$34,919	$24,710	$29,662	$110,960	$295,077

The following tables present the Company’s portfolio of non-risk-rated loans by class and delinquency status as of December 31, 2023 and December 31, 2022 (in thousands). In addition, the tables include the gross charge-offs for the year ended December 31, 2023. Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	December 31, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Small balance CRE
Past Due Category
Current	$83,077	$194,213	$215,550	$163,689	$121,596	$399,025	$378	$1,177,528
30-59 Days Past Due	—	—	—	—	159	400	—	559
60-89 Days Past Due	—	—	—	—	—	—	—	—
90 Days + Past Due	—	—	—	413	—	—	—	413
Total Small balance CRE	$83,077	$194,213	$215,550	$164,102	$121,755	$399,425	$378	$1,178,500

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Small business scored
Past Due Category
Current	$197,138	$276,888	$172,286	$84,320	$61,613	$96,269	$129,998	$1,018,512
30-59 Days Past Due	16	171	1,048	52	169	287	307	2,050
60-89 Days Past Due	18	—	—	60	79	393	83	633
90 Days + Past Due	24	69	148	—	460	257	1	959
Total Small business scored	$197,196	$277,128	$173,482	$84,432	$62,321	$97,206	$130,389	$1,022,154

Current period gross charge-offs	$193	$421	$221	$185	$286	$183	$—	$1,489

One- to four- family residential
Past Due Category
Current	$360,797	$586,167	$262,414	$56,436	$31,275	$206,247	$209	$1,503,545
30-59 Days Past Due	846	3,087	979	511	—	1,441	—	6,864
60-89 Days Past Due	—	540	510	388	151	790	—	2,379
90 Days + Past Due	1,060	700	1,582	192	633	1,091	—	5,258
Total One- to four- family residential	$362,703	$590,494	$265,485	$57,527	$32,059	$209,569	$209	$1,518,046

Current period gross charge-offs	$—	$—	$—	$10	$—	$32	$—	$42

	December 31, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$5,003	$2,594	$1,564	$1,200	$1,177	$4,678	$566,249	$582,465
30-59 Days Past Due	—	51	93	66	175	324	2,063	2,772
60-89 Days Past Due	—	—	98	—	50	246	445	839
90 Days + Past Due	—	365	178	1,043	19	966	56	2,627
Total Consumer—home equity revolving lines of credit	$5,003	$3,010	$1,933	$2,309	$1,421	$6,214	$568,813	$588,703

Current period gross charge-offs	$—	$—	$13	$73	$—	$21	$(3)	$104

Consumer-other
Past Due Category
Current	$10,756	$31,836	$9,961	$6,906	$4,441	$17,920	$28,207	$110,027
30-59 Days Past Due	5	—	62	—	—	81	269	417
60-89 Days Past Due	12	—	4	2	20	6	97	141
90 Days + Past Due	—	58	—	28	10	—	—	96
Total Consumer-other	$10,773	$31,894	$10,027	$6,936	$4,471	$18,007	$28,573	$110,681

Current period gross charge-offs	$—	$55	$79	$37	$39	$159	$889	$1,258

	December 31, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Small balance CRE
Past Due Category
Current	$177,605	$215,801	$172,286	$134,552	$142,592	$354,924	$630	$1,198,390
30-59 Days Past Due	—	—	460	—	—	1,399	—	1,859
60-89 Days Past Due	—	—	—	—	—	—	—	—
90 Days + Past Due	—	—	—	—	—	2	—	2
Total Small balance CRE	$177,605	$215,801	$172,746	$134,552	$142,592	$356,325	$630	$1,200,251

Small business scored
Past Due Category
Current	$307,109	$201,628	$99,867	$81,603	$56,420	$78,025	$119,281	$943,933
30-59 Days Past Due	146	518	54	262	46	280	173	1,479
60-89 Days Past Due	—	54	—	275	149	7	176	661
90 Days + Past Due	—	—	26	157	70	305	461	1,019
Total Small business scored	$307,255	$202,200	$99,947	$82,297	$56,685	$78,617	$120,091	$947,092

One- to four- family residential
Past Due Category
Current	$555,833	$279,331	$59,672	$34,607	$37,740	$191,890	$1,335	$1,160,408
30-59 Days Past Due	2,030	846	755	—	116	1,462	78	5,287
60-89 Days Past Due	1,060	—	—	—	115	1,067	—	2,242
90 Days + Past Due	—	1,819	973	712	94	1,577	—	5,175
Total One- to four- family residential	$558,923	$281,996	$61,400	$35,319	$38,065	$195,996	$1,413	$1,173,112

	December 31, 2022
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2022	2021	2020	2019	2018	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$7,442	$1,089	$329	$1,355	$1,611	$3,788	$547,068	$562,682
30-59 Days Past Due	49	40	75	—	74	214	1,372	1,824
60-89 Days Past Due	—	50	—	—	49	45	59	203
90 Days + Past Due	—	14	73	476	64	675	280	1,582
Total Consumer—home equity revolving lines of credit	$7,491	$1,193	$477	$1,831	$1,798	$4,722	$548,779	$566,291

Consumer-other
Past Due Category
Current	$39,740	$12,138	$9,334	$5,695	$5,384	$16,675	$25,219	$114,185
30-59 Days Past Due	49	—	16	5	2	67	120	259
60-89 Days Past Due	41	9	29	24	—	13	62	178
90 Days + Past Due	—	10	—	—	—	—	—	10
Total Consumer-other	$39,830	$12,157	$9,379	$5,724	$5,386	$16,755	$25,401	$114,632

The following tables provide the amortized cost basis of collateral-dependent loans as of December 31, 2023 and December 31, 2022 (in thousands). Our collateral dependent loans presented in the tables below have no significant concentrations by property type or location.

	December 31, 2023
	Real Estate	Accounts Receivable	Equipment	Inventory	Total
Commercial real estate:
Owner-occupied	$1,391	$—	$—	$—	$1,391
Small balance CRE	755	—	—	—	755
One- to four-family construction	8,859	—	—	—	8,859
Commercial business	—	1,059	5,085	812	6,956
Agricultural business, including secured by farmland	2,576	—	—	—	2,576
One- to four-family residential	1,954	—	—	—	1,954
Consumer—home equity revolving lines of credit	821	—	—	—	821
Total	$16,356	$1,059	$5,085	$812	$23,312

	December 31, 2022
	Real Estate	Equipment	Total
Commercial real estate:
Small balance CRE	$2,953	$—	$2,953
Commercial business
Commercial business	—	4,537	4,537
Small business scored	—	307	307
One- to four-family residential	1,622	—	1,622
Total	$4,575	$4,844	$9,419

The following tables provide additional detail on the age analysis of the Company’s past due loans as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$—	$—	$—	$915,897	$915,897	$1,391	$1,450	$—
Investment properties	—	—	—	—	1,541,344	1,541,344	—	—	—
Small balance CRE	559	—	413	972	1,177,528	1,178,500	755	1,227	—
Multifamily real estate	—	—	—	—	811,232	811,232	—	—	—
Construction, land and land development:
Commercial construction	—	—	—	—	170,011	170,011	—	—	—
Multifamily construction	—	—	—	—	503,993	503,993	—	—	—
One- to four-family construction	286	—	4,201	4,487	521,945	526,432	2,852	3,105	1,096
Land and land development	1,822	553	42	2,417	334,222	336,639	—	—	42
Commercial business:
Commercial business	1,166	5,735	1,181	8,082	1,247,652	1,255,734	789	7,346	—
Small business scored	2,050	633	959	3,642	1,018,512	1,022,154	—	1,656	1
Agricultural business, including secured by farmland	—	—	2,171	2,171	328,918	331,089	3,167	3,167	—
One- to four-family residential	6,864	2,379	5,258	14,501	1,503,545	1,518,046	1,939	5,702	1,205
Consumer:
Consumer—home equity revolving lines of credit	2,772	839	2,627	6,238	582,465	588,703	821	3,110	391
Consumer—other	417	141	96	654	110,027	110,681	—	94	10
Total	$15,936	$10,280	$16,948	$43,164	$10,767,291	$10,810,455	$11,714	$26,857	$2,745

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$—	$—	$—	$845,320	$845,320	$—	$143	$—
Investment properties	—	—	—	—	1,589,975	1,589,975	—	—	—
Small balance CRE	1,859	—	2	1,861	1,198,390	1,200,251	2,927	3,540	—
Multifamily real estate	—	—	—	—	645,071	645,071	—	—	—
Construction, land and land development:
Commercial construction	—	—	—	—	184,876	184,876	—	—	—
Multifamily construction	—	—	—	—	325,816	325,816	—	—	—
One- to four-family construction	900	—	—	900	646,429	647,329	—	—	—
Land and land development	921	—	97	1,018	327,457	328,475	—	181	—
Commercial business:
Commercial business	2,100	4,145	649	6,894	1,276,513	1,283,407	6,998	7,356	—
Small business scored	1,479	661	1,019	3,159	943,933	947,092	303	2,530	—
Agricultural business, including secured by farmland	1,185	—	594	1,779	293,298	295,077	594	594	—
One- to four-family residential	5,287	2,242	5,175	12,704	1,160,408	1,173,112	1,569	5,236	1,023
Consumer:
Consumer—home equity revolving lines of credit	1,824	203	1,582	3,609	562,682	566,291	—	2,124	254
Consumer—other	259	178	10	447	114,185	114,632	—	2	10
Total	$15,814	$7,429	$9,128	$32,371	$10,114,353	$10,146,724	$12,391	$21,706	$1,287

(1)     The Company did not recognize any interest income on non-accrual loans during both the years ended December 31, 2023 and 2022.

The following tables provide the activity in the allowance for credit losses - loans by portfolio segment for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	For the Year Ended December 31, 2023
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses:
Beginning balance	$44,086	$7,734	$29,171	$33,299	$3,475	$14,729	$8,971	$141,465
(Recapture)/provision for credit losses	(259)	1,592	(16)	3,532	808	4,354	1,086	11,097
Recoveries	557	—	29	1,283	146	230	543	2,788
Charge-offs	—	—	(1,089)	(2,650)	(564)	(42)	(1,362)	(5,707)
Ending balance	$44,384	$9,326	$28,095	$35,464	$3,865	$19,271	$9,238	$149,643

Net loan recoveries (charge-offs) as a percent of average outstanding loans during the period	0.01%	—%	(0.01)%	(0.01)%	—%	—%	(0.01)%	(0.03)%

	For the Year Ended December 31, 2022
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses:
Beginning balance	$52,995	$7,043	$27,294	$26,421	$3,190	$8,205	$6,951	$132,099
(Recapture)/provision for credit losses	(9,299)	691	1,523	6,654	(148)	6,343	2,394	8,158
Recoveries	392	—	384	1,923	475	181	566	3,921
Charge-offs	(2)	—	(30)	(1,699)	(42)	—	(940)	(2,713)
Ending balance	$44,086	$7,734	$29,171	$33,299	$3,475	$14,729	$8,971	$141,465

Net loan recoveries as a percent of average outstanding loans during the period	—%	—%	—%	—%	—%	—%	—%	0.01%

	For the Year Ended December 31, 2021
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses:
Beginning balance	$57,791	$3,893	$41,295	$35,007	$4,914	$9,913	$14,466	$167,279
(Recapture)/provision for loan losses	(2,758)	3,209	(14,101)	(8,621)	(1,573)	(1,907)	(7,361)	(33,112)
Recoveries	1,729	—	100	1,797	30	199	760	4,615
Charge-offs	(3,767)	(59)	—	(1,762)	(181)	—	(914)	(6,683)
Ending balance	$52,995	$7,043	$27,294	$26,421	$3,190	$8,205	$6,951	$132,099

Net loan charge-offs as a percent of average outstanding loans during the period	(0.02)%	—%	—%	—%	—%	—%	—%	(0.02)%

Note 5: PROPERTY AND EQUIPMENT, NET

Land, buildings and equipment owned by the Company and its subsidiaries at December 31, 2023 and 2022 are summarized as follows (in thousands):

	December 31
	2023	2022
Land(1)	$26,133	$27,064
Buildings and leasehold improvements (1)	145,467	145,128
Furniture and equipment	137,640	129,451
	309,240	301,643
Less accumulated depreciation	(177,009)	(162,889)
Property and equipment, net	$132,231	$138,754

(1) The Company had $1.9 million and $4.5 million of properties held for sale that were included in land and buildings at December 31, 2023 and 2022, respectively.

The Company’s depreciation expense related to property and equipment was $17.9 million, $16.9 million and $17.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 6: DEPOSITS

Deposits consist of the following at December 31, 2023 and 2022 (in thousands):

	December 31
	2023	2022
Non-interest-bearing checking	$4,792,369	$6,176,998
Interest-bearing checking	2,098,526	1,811,153
Regular savings accounts	2,980,530	2,710,090
Money market accounts	1,680,605	2,198,288
Total interest-bearing transaction and savings accounts	6,759,661	6,719,531
Certificates of deposit:
Certificates of deposit greater than or equal to $250,000	473,124	178,324
Certificates of deposit less than $250,000	1,004,343	545,206
Total certificates of deposit	1,477,467	723,530
Total deposits	$13,029,497	$13,620,059

Included in total deposits:
Public fund transaction accounts	$356,615	$392,859
Public fund interest-bearing certificates	52,048	26,810
Total public deposits	$408,663	$419,669

Total brokered deposits	$108,058	$—

Deposits at December 31, 2023 and 2022 included deposits from the Company’s directors, executive officers and related entities totaling $9.2 million and $9.7 million, respectively.

Scheduled maturities and weighted average interest rates of certificates of deposits at December 31, 2023 are as follows (dollars in thousands):

	December 31, 2023
	Amount	Weighted Average Rate
Maturing in one year or less	$1,399,873	3.66%
Maturing after one year through two years	49,579	2.02
Maturing after two years through three years	19,824	0.67
Maturing after three years through four years	3,574	0.35
Maturing after four years through five years	3,922	0.72
Maturing after five years	695	0.72
Total certificates of deposit	$1,477,467	3.55%

Note 7: ADVANCES FROM FEDERAL HOME LOAN BANK

Utilizing a blanket pledge, qualifying loans receivable at December 31, 2023 and 2022, were pledged as security for FHLB borrowings and there were no securities pledged as collateral as of December 31, 2023 or 2022.  At December 31, 2023 and 2022, FHLB advances were scheduled to mature as follows (dollars in thousands):

	December 31,
	2023		2022
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Maturing in one year or less	$323,000	5.64%	$50,000	4.60%
Total FHLB advances	$323,000	5.64%	$50,000	4.60%

The maximum amount outstanding from the FHLB advances at any month end for the years ended December 31, 2023 and 2022 was $645.0 million and $75.0 million, respectively. The average FHLB advances balance outstanding for the years ended December 31, 2023 and 2022 was $196.8 million and $15.3 million, respectively. The average contractual interest rate on the FHLB advances for the years ended December 31, 2023 and 2022 was 5.35% and 3.20%, respectively. As of December 31, 2023, the Bank has established a borrowing line with the FHLB to borrow up to 45% of its total assets, contingent on having sufficient qualifying collateral and ownership of FHLB stock.  At December 31, 2023, under these credit facilities based on pledged collateral, the Bank had $2.97 billion of available credit capacity.

Note 8: OTHER BORROWINGS

Other borrowings consist of retail and wholesale repurchase agreements, other term borrowings and Federal Reserve Bank borrowings.

Repurchase Agreements:  At December 31, 2023, retail repurchase agreements carry interest rates ranging from 0.05% to 4.64%. These repurchase agreements are secured by the pledge of certain mortgage-backed and agency securities with a carrying value of $266.6 million.  The Bank has the right to pledge or sell these securities, but it must replace them with substantially the same securities. The Bank had no borrowings under wholesale repurchase agreements at December 31, 2023 or December 31, 2022.

Federal Reserve Bank of San Francisco and fed fund lines:  The Bank periodically borrows funds on an overnight basis from the Federal Reserve Bank through the Borrower-In-Custody program.  Such borrowings are secured by a pledge of eligible loans.  At December 31, 2023, based upon available unencumbered collateral, the Bank was eligible to borrow $1.44 billion from the Federal Reserve Bank, although, at that date, as well as at December 31, 2022, the Bank had no funds borrowed under this arrangement.

At December 31, 2023, the Bank had uncommitted federal funds lines of credit agreements with other financial institutions totaling $125.0 million. No balances were outstanding under these agreements as of December 31, 2023 and 2022. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage.

A summary of all other borrowings at December 31, 2023 and 2022 by the period remaining to maturity is as follows (dollars in thousands):

	December 31,
	2023		2022
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Repurchase agreements:
Maturing in one year or less	$182,877	2.48%	$232,799	0.35%
Total year-end outstanding	$182,877	2.48%	$232,799	0.35%
Average outstanding	$199,290	1.69%	$249,681	0.15%
Maximum outstanding at any month-end	$229,727	n/a	$266,776	n/a

Note 9: SUBORDINATED DEBT AND MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

At December 31, 2023, the Company had five wholly-owned subsidiary grantor trusts (the Trusts), which had issued $86.5 million of Trust Preferred Securities (TPS) to third parties, as well as $2.7 million of common capital securities, carried as other assets, which were issued to the Company.  TPS and common capital securities accrue and pay distributions periodically at specified annual rates, as provided in the indentures, and based on a spread over SOFR (Secured Overnight Financing Rate).  The Trusts used the proceeds from the offerings to purchase a like amount of junior subordinated debentures (the Debentures) of the Company.  The Debentures are the sole assets of the Trusts.  The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts.  The TPS are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.  During the year ended December 31, 2023, no debentures were redeemed. The Company redeemed $50.5 million in TPS resulting in a loss of $793,000 during the year ended December 31, 2022.  At December 31, 2023, the remaining Trusts comprised $86.5 million, or 4.5% of the Company’s total risk-based capital.

The following table is a summary of TPS at December 31, 2023 (dollars in thousands):

Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Capital Securities	Aggregate Principal Amount of Junior Subordinated Debentures	Stated Maturity (1)	Current Interest Rate	Reset Period	Interest Rate Spread (3)
Banner Capital Trust V	$25,000	$774	$25,774	2035	7.21	Quarterly	Three-month SOFR + 1.83%
Banner Capital Trust VI	25,000	774	25,774	2037	7.26	Quarterly	Three-month SOFR + 1.88%
Banner Capital Trust VII	25,000	774	25,774	2037	7.04	Quarterly	Three-month SOFR + 1.64%
Greater Sacramento Bancorp Statutory Trust II	4,000	124	4,124	2035	7.33	Quarterly	Three-month SOFR + 1.94%
Mission Oaks Statutory Trust I	7,500	232	7,732	2036	7.30	Quarterly	Three-month SOFR + 1.91%
Total TPS liability at par	$86,500	$2,678	89,178		7.19%
Fair value adjustment (2)			(22,765)
Total TPS liability at fair value (2)			$66,413

(1) All of the Company’s TPS are eligible for redemption.
(2) The Company has elected to use fair value accounting on its TPS.
(3) The interest rate spread includes a 0.26% upward adjustment for the transition from LIBOR to SOFR.

On June 30, 2020, Banner issued and sold in an underwritten offering $100.0 million aggregate principal amount of 5.00% Fixed-to-Floating Rate Subordinated Notes due 2030 (Notes) at a public offering price equal to 100% of the aggregate principal amount of the Notes, resulting in net proceeds, after underwriting discounts and estimated offering expenses, of approximately $98.1 million. The interest rate on the Notes remains fixed equal to 5.00%for the first 5 years, after 5 years the interest rate changes to a floating interest rate tied to a benchmark rate, which is expected to be Three-Month Term SOFR, plus a spread of 489 basis points. The Notes will mature on June 30, 2030. On or after June 30, 2025, the Company may redeem the Notes, in whole or in part. During 2023, the Bank purchased a portion of these notes as an available-for-sale investment, which are eliminated upon consolidation.
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

Note 10: INCOME TAXES

The following table presents the components of the provision for income taxes included in the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Years Ended December 31
	2023	2022	2021
Current
Federal	$28,805	$26,653	$20,461
State	6,296	5,882	4,359
Total Current	35,101	32,535	24,820

Deferred
Federal	7,698	11,595	18,278
State	664	1,267	2,448
Total Deferred	8,362	12,862	20,726

Provision for income taxes	$43,463	$45,397	$45,546

The following table presents the reconciliation of the federal statutory rate to the actual effective rate for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31
	2023	2022	2021
Federal income tax statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate due to:
Tax-exempt interest	(3.6)	(3.6)	(3.0)
Investment in life insurance	(0.9)	(0.7)	(0.4)
State income taxes, net of federal tax offset	2.6	2.3	2.2
Tax credits	(2.7)	(1.9)	(1.5)
Low income housing partnerships, net of amortization	2.0	1.3	1.1
Other	0.7	0.5	(0.9)
Effective income tax rate	19.1%	18.9%	18.5%

The following table reflects the effect of temporary differences that gave rise to the components of the net deferred tax asset as of December 31, 2023 and 2022 (in thousands):

	December 31
	2023	2022
Deferred tax assets:
Loan loss and REO	$39,495	$37,615
Deferred compensation	21,470	22,033
Net operating loss carryforward	12,967	15,470
Federal and state tax credits	758	1,545
State net operating losses	3,978	4,558
Loan discount	625	1,104
Lease liability	11,547	12,997
Unrealized loss on securities - available-for-sale, net	91,455	114,708
Other	4,222	4,782
Total deferred tax assets	186,517	214,812
Deferred tax liabilities:
Depreciation	(5,428)	(6,458)
Deferred loan fees, servicing rights and loan origination costs	(13,008)	(13,331)
Intangibles	(3,313)	(3,929)
Right of use asset	(10,378)	(11,603)
Financial instruments accounted for under fair value accounting	(841)	(1,176)
Total deferred tax liabilities	(32,968)	(36,497)
Deferred income tax asset	153,549	178,315
Valuation allowance	(184)	(184)
Deferred tax asset, net	$153,365	$178,131

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recognized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment.

At December 31, 2023, the Company had federal net operating loss carryforwards of approximately $61.7 million. The Company also has $56.8 million of state net operating loss carryforwards, against which the Company has established a $184,000 valuation reserve. The federal and state net operating losses will expire, if unused, by the end of 2034.  The Company has federal general business credit carryforwards at December 31, 2023 of $219,000, which will expire, if unused, by the end of 2031. The Company also has federal alternative minimum tax credit carryforwards of $538,000, which are available to reduce future federal regular income taxes, if any, over an indefinite period. At December 31, 2022, the Company had federal and state net operating loss carryforwards of approximately $73.7 million and $64.6 million, respectively, and federal general business credits carryforwards of $219,000. At that same date, the Company also had federal alternative minimum tax credit carryforwards of approximately $1.2 million. The Company had $100,000 of state credits at December 31, 2022, which were reversed in 2023.

As a consequence of the Company’s 2015 acquisition of Starbuck Bancshares, Inc., the Company experienced a change in control within the meaning of Section 382 of the Code. In addition, the underlying Section 382 limitations at Starbuck Bancshares, Inc.’s level continue to apply to the Company. Section 382 limits the ability of a corporate taxpayer to use net operating loss carryforwards, general business credits, and recognized built-in-losses, on an annual basis, incurred prior to the change in control against income earned after the change in control. As a result of the Section 382 limitations, the Company is limited to utilizing $21.5 million on an annual basis (after the application of the Section 382 limitations carried over from Starbuck Bancshares, Inc.) of federal net operating loss carryforwards, general business credits, and recognized built-in losses. The applicable state Section 382 limitations range from $575,000 to $21.5 million. In 2017, the Company established a $184,000 valuation reserve against the portion of its various state net operating loss carryforwards and tax credits that it believed it is more likely than not that it would not realize the benefit because the application of the Section 382 limitations at the state level is based on future apportionment rates.

As a consequence of Banner’s capital raise in June 2010, the Company experienced a change in control within the meaning of Section 382 of the Code. As a result of the Section 382 limitations, the Company is limited to utilizing $6.9 million of net operating loss carryforwards which existed prior to the acquisition of Starbuck Bancshares, Inc., on an annual basis. Based on its analysis, the Company believes it is more likely than not that the June 2010 change in control will not impact its ability to utilize all of the related available net operating loss carryforwards, general business credits, and recognized built-in-losses. As of December 31, 2023, the Company had utilized all federal net operating losses and credits limited due to the June 2010 change in control. Certain state net operating losses subject to the change of control limitations are still outstanding.

As a consequence of the Company’s 2019 acquisition of AltaPacific and AltaPacific Bank, the Company did not experience a change in control within the meaning of Section 382 of the Code. However, the underlying Section 382 limitations at AltaPacific and AltaPacific Bank continue to apply to the Company. As a result of the Section 382 limitations, the Company is limited to utilizing $110,000 of the federal net operating loss carryovers and general business credits acquired from AltaPacific and AltaPacific Bank based on underlying limits carried over. Based on its analysis, the Company believes it is more likely than not that the Section 382 limitations will not impact its ability to utilize all of the related available net operating loss carryforwards and general business credits.

Retained earnings at December 31, 2023 and 2022 included approximately $5.4 million in tax basis bad debt reserves for which no income tax liability has been recorded.  In the future, if this tax bad debt reserve is used for purposes other than to absorb bad debts or the Company no longer qualifies as a bank or is completely liquidated, the Company will incur a federal tax liability at the then-prevailing corporate tax rate, established as $1.1 million at December 31, 2023.

A reconciliation of the beginning and ending amount of total unrecognized state tax benefits for the years ended December 31, 2023 and 2022 is as follows (in thousands):

	Years Ended December 31
	2023	2022
Balance, beginning of year	$1,600	$1,000
Changes related to prior year tax positions	149	415
Changes related to current year tax positions	251	185
Balance, end of year	$2,000	$1,600

None of the unrecognized tax benefits, if recognized, would materially affect the effective tax rate. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense. The amount of interest and penalties accrued for the years ended December 31, 2023, 2022 and 2021 is immaterial. The Company files consolidated income tax returns in Oregon, California, Utah, Montana and Idaho and for federal purposes. The Company is no longer subject to tax examination for tax years before 2019.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Tax credit investments	$103,453	$71,430
Unfunded commitments—tax credit investments	62,594	44,563

The following table presents other information related to the Company’s tax credit investments for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	For the years ended December 31,
	2023	2022	2021
Tax credits and other tax benefits recognized	$8,018	$5,621	$4,390
Tax credit amortization expense included in provision for income taxes	6,449	4,638	3,816

Note 11: EMPLOYEE BENEFIT PLANS

Employee Retirement Plans: Substantially all Company and Bank employees are eligible to participate in its 401(k)/Profit Sharing Plan, a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code. At the discretion of the Company’s Board of Directors, the Company may elect to make matching and/or profit-sharing contributions for the employees’ benefit. For the years ended December 31, 2023, 2022 and 2021, $6.7 million, $6.9 million and $6.5 million, respectively, was expensed for the Company’s 401(k) contributions. During 2023, the Board of Directors elected to make a matching contribution of 4% of eligible compensation.

Supplemental Retirement and Salary Continuation Plans:  Through the Bank, the Company is obligated under various non-qualified deferred compensation plans to help supplement the retirement income of certain executives, including certain retired executives, selected by resolution of the Bank’s Boards of Directors or in certain cases by the former directors of acquired banks.  These plans are unfunded, include both defined benefit and defined contribution plans, and provide for payments after the executive’s retirement.  In the event of a participant employee’s death prior to or during retirement, the Company is obligated to pay to the designated beneficiary the benefits set forth under the plan.  For the years ended December 31, 2023, 2022 and 2021, expense recorded for supplemental retirement and salary continuation plan benefits totaled $2.5 million, $2.0 million, and $3.3 million, respectively.  At December 31, 2023 and 2022, liabilities recorded for the various supplemental retirement and salary continuation plan benefits totaled $36.1 million and $37.1 million, respectively, and are recorded in a deferred compensation liability account.

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

In order to fund the plans’ future obligations, the Company has purchased life insurance policies or other investments, including Banner common stock, which in certain instances are held in irrevocable trusts commonly referred to as “Rabbi Trusts.”  As the Company is the owner of the investments and the beneficiary of the insurance policies, and in order to reflect the Company’s policy to pay benefits equal to the accumulations, the assets and liabilities are reflected in the Consolidated Statements of Financial Condition.  Banner common stock held for such plans is reported as a contra-equity account and was recorded at an original cost of $6.6 million at December 31, 2023 and $6.9 million at December 31, 2022.  At December 31, 2023 and 2022, liabilities recorded in connection with deferred compensation plan benefits totaled $15.8 million ($6.6 million in contra-equity) and $14.5 million ($6.9 million in contra-equity), respectively, and are recorded in deferred compensation or equity as appropriate.

The Bank has purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental retirement, salary continuation and deferred compensation retirement plans, as well as additional policies not related to any specific plan. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans.  It is the Bank’s intent to hold these policies as a long-term investment.  However, there will be an income tax impact if the Bank chooses to surrender certain policies.  Although the lives of individual current or former management-level employees are insured, the Bank is the owner and sole or partial beneficiary.  At December 31, 2023 and 2022, the cash surrender value of these policies was $304.4 million and $297.6 million, respectively.  The Bank is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy.  In order to mitigate this risk, the Bank uses a variety of insurance companies and regularly monitors their financial condition.

Note 12: STOCK-BASED COMPENSATION PLANS

The Company operates the following stock-based compensation plans as approved by its shareholders:
•2014 Omnibus Incentive Plan (the 2014 Plan).
•2018 Omnibus Incentive Plan (the 2018 Plan).
•2023 Omnibus Incentive Plan (the 2023 Plan).

The purpose of these plans is to promote the success and enhance the value of the Company by providing a means for attracting and retaining highly skilled employees, officers and directors of Banner and its affiliates and linking their personal interests with those of the Company’s shareholders. Under these plans, the Company currently has outstanding restricted stock share grants and restricted stock unit grants.

2014 Omnibus Incentive Plan

The 2014 Plan was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of December 31, 2023, 277,304 restricted stock shares and 442,886 restricted stock units have been granted under the 2014 Plan of which 4,809 restricted stock shares and 20,858 restricted stock units are unvested.

2018 Omnibus Incentive Plan

The 2018 Plan was approved by shareholders on April 24, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of common stock for issuance under the 2018 Plan in connection with the exercise of awards. As of December 31, 2023, 730,671 restricted stock units have been granted under the 2018 Plan of which 331,913 restricted stock units are unvested.

2023 Omnibus Incentive Plan

The 2023 Plan was approved by shareholders on May 24, 2023. The 2023 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 625,000 shares of common stock for issuance under the 2023 Plan in connection with the exercise of awards. As of December 31, 2023, no shares had been granted under the 2023 Plan.

The expense associated with all restricted stock and unit grants was $9.2 million, $8.9 million and $9.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.  Unrecognized compensation expense for these awards as of December 31, 2023 was $11.8 million and will be recognized over a weighted average period of 11 months.

A summary of the Company’s Restricted Stock/Unit award activity during the years ended December 31, 2023, 2022 and 2021 follows:

	Shares/Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2020	578,136	$40.76
Granted (181,309 non-voting)	183,548	55.52
Vested	(232,267)	45.37
Forfeited	(53,195)	45.95
Unvested at December 31, 2021	476,222	43.62
Granted (138,022 non-voting)	139,574	58.87
Vested	(193,082)	45.30
Forfeited	(39,987)	47.63
Unvested at December 31, 2022	382,727	49.98
Granted (203,464 non-voting)	208,273	53.64
Vested	(217,262)	42.87
Forfeited	(16,158)	55.43
Unvested at December 31, 2023	357,580	55.44

Note 13: REGULATORY CAPITAL REQUIREMENTS

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

The following table shows the regulatory capital ratios of the Company and the Bank and the minimum regulatory requirements (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023:
Banner Corporation—consolidated:
Total capital to risk-weighted assets	$1,904,533	14.58%	$1,045,181	8.00%	$1,306,476	10.00%
Tier 1 capital to risk-weighted assets	1,650,872	12.64	783,886	6.00	783,886	6.00
Tier 1 capital to average leverage assets	1,650,872	10.56	625,387	4.00	n/a	n/a
Tier 1 common equity to risk-weighted assets	1,564,372	11.97	587,914	4.50	n/a	n/a
Banner Bank:
Total capital to risk-weighted assets	1,789,371	13.69	1,045,273	8.00	1,306,592	10.00
Tier 1 capital to risk-weighted assets	1,635,710	12.52	783,955	6.00	1,045,273	8.00
Tier 1 capital to average leverage assets	1,635,710	10.46	625,298	4.00	781,622	5.00
Tier 1 common equity to risk-weighted assets	1,635,710	12.52	587,966	4.50	849,285	6.50
December 31, 2022:
Banner Corporation—consolidated:
Total capital to risk-weighted assets	$1,769,064	14.04%	$1,008,232	8.00%	$1,260,290	10.00%
Tier 1 capital to risk-weighted assets	1,528,694	12.13	756,174	6.00	756,174	6.00
Tier 1 capital to average leverage assets	1,528,694	9.45	647,345	4.00	n/a	n/a
Tier 1 common equity to risk-weighted assets	1,442,194	11.44	567,130	4.50	n/a	n/a
Banner Bank:
Total capital to risk-weighted assets	1,684,766	13.38	1,007,325	8.00	1,259,156	10.00
Tier 1 capital to risk-weighted assets	1,544,396	12.27	755,494	6.00	1,007,325	8.00
Tier 1 capital to average leverage assets	1,544,396	9.55	646,935	4.00	808,668	5.00
Tier 1 common equity to risk-weighted assets	1,544,396	12.27	566,620	4.50	818,452	6.50

At December 31, 2023, Banner and the Bank each exceeded the requirements to be “well capitalized” and the fully phased-in capital conservation buffer requirement. There have been no conditions or events since December 31, 2023 that have materially adversely changed the Tier 1 or Tier 2 capital of the Company or the Bank. However, events beyond the control of the Bank, such as weak or depressed economic conditions in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its respective capital requirements. The Company may not declare or pay cash dividends on, or repurchase, any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

Note 14: GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets: At December 31, 2023, intangible assets are comprised of goodwill and CDI acquired in business combinations. Goodwill is not amortized but is reviewed at least annually for impairment. Banner has identified one reporting unit for purposes of evaluating goodwill for impairment. At December 31, 2023, the Company completed an assessment of qualitative factors and concluded that no further analysis was required as it is more likely than not that the fair value of the Bank, the reporting unit, exceeds the carrying value.

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

The following table summarizes the changes in the Company’s goodwill and other intangibles for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Goodwill	CDI	Total
Balance, January 1, 2021	$373,121	$21,426	$394,547
Amortization	—	(6,571)	(6,571)
Balance, December 31, 2021	373,121	14,855	387,976
Amortization	—	(5,279)	(5,279)
Other Changes (1)	—	(136)	(136)
Balance, December 31, 2022	373,121	9,440	382,561
Amortization	—	(3,756)	(3,756)
Balance, December 31, 2023	$373,121	$5,684	$378,805
(1)    Acquired CDI was adjusted for the sale of branches in 2022.

Estimated amortization expense with respect to CDI as of December 31, 2023 for the periods indicated (in thousands):

Year ended:	Estimated Amortization
2024	$2,626
2025	1,567
2026	904
2027	426
2028	126
Thereafter	35
Net carrying amount	$5,684

Mortgage Servicing Rights: Mortgage and SBA servicing rights are reported in other assets.  SBA servicing rights are initially recorded and carried at fair value. Mortgage servicing rights are initially recognized at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  In 2023, 2022 and 2021, the Company did not record any impairment charges or recoveries against mortgage servicing rights. Unpaid principal balance of loans for which mortgage and SBA servicing rights have been recognized totaled $2.78 billion and $2.77 billion at December 31, 2023 and 2022, respectively.  Custodial accounts maintained in connection with this servicing totaled $11.6 million and $11.2 million at December 31, 2023 and 2022, respectively.

An analysis of the mortgage and SBA servicing rights for the years ended December 31, 2023, 2022 and 2021 is presented below (in thousands):

	Years Ended December 31
	2023	2022	2021
Balance, beginning of the year	$16,166	$17,206	$15,223
Additions—amounts capitalized	1,590	3,200	7,260
Additions—through purchase	313	285	159
Amortization (1)	(3,325)	(4,216)	(6,580)
Fair value adjustments (3)	(95)	(309)	1,144
Balance, end of the year (2)	$14,649	$16,166	$17,206

(1)    Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income within mortgage banking operations and any unamortized balance is fully amortized if the loan repays in full.
(2)    There was no valuation allowance on mortgage servicing rights as of both December 31, 2023 and 2022.
(3)    Fair value adjustments relate to SBA servicing rights. These adjustments are estimated based on an independent dealer analysis by discounting estimated net future cash flows from servicing SBA loans.

Note 15: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2023 and 2022, whether or not recognized or recorded in the Consolidated Statements of Financial Condition (in thousands):

		December 31, 2023		December 31, 2022
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$254,464	$254,464	$243,062	$243,062
Securities—trading	3	—	—	28,694	28,694
Securities—available-for-sale	2	2,348,479	2,348,479	2,789,031	2,789,031
Securities—available-for-sale	3	25,304	25,304	—	—
Securities—held-to-maturity	2	1,052,028	900,522	1,109,319	933,513
Securities—held-to-maturity	3	7,027	6,992	8,648	8,667
Securities purchased under agreements to resell	2	—	—	300,000	300,000
Loans held for sale	2	11,170	11,219	56,857	56,948
Loans receivable, net	3	10,660,812	10,250,271	10,005,259	9,810,965
Equity securities	1	449	449	553	553
FHLB stock	3	24,028	24,028	12,000	12,000
Bank-owned life insurance	1	304,366	304,366	297,565	297,565
Mortgage servicing rights	3	13,909	35,794	15,331	35,148
SBA servicing rights	3	740	740	835	835
Investments in limited partnerships	3	13,475	13,475	12,427	12,427
Derivatives:
Interest rate swaps	2	15,129	15,129	19,339	19,339
Interest rate lock and forward sales commitments	2,3	275	275	142	142
Liabilities:
Demand, interest checking and money market accounts	2	8,571,500	8,571,500	10,186,439	10,186,439
Regular savings	2	2,980,530	2,980,530	2,710,090	2,710,090
Certificates of deposit	2	1,477,467	1,465,612	723,530	702,581
FHLB advances	2	323,000	323,000	50,000	50,000
Other borrowings	2	182,877	182,877	232,799	232,799
Subordinated notes, net	2	92,851	85,536	98,947	96,718
Junior subordinated debentures	3	66,413	66,413	74,857	74,857
Derivatives:
Interest rate swaps	2	29,809	29,809	37,150	37,150
Interest rate lock and forward sales commitments	2,3	185	185	118	118
Risk participation agreement	2	42	42	67	67

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency obligations	$—	$34,189	$—	$34,189
Municipal bonds	—	132,905	—	132,905
Corporate bonds	—	93,819	25,304	119,123
Mortgage-backed or related securities	—	1,866,714	—	1,866,714
Asset-backed securities	—	220,852	—	220,852
	—	2,348,479	25,304	2,373,783

Loans held for sale (1)	—	9,105	—	9,105
Equity securities	449	—	—	449
SBA servicing rights	—	—	740	740
Investment in limited partnerships	—	—	13,475	13,475

Derivatives
Interest rate swaps	—	15,129	—	15,129
Interest rate lock and forward sales commitments	—	—	275	275
	$449	$2,372,713	$39,794	$2,412,956
Liabilities:
Junior subordinated debentures	$—	$—	$66,413	$66,413
Derivatives
Interest rate swaps	—	29,809	—	29,809
Interest rate lock and forward sales commitments	—	161	24	185
Risk participation agreement	—	42	—	42
	$—	$30,012	$66,437	$96,449

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate bonds (TPS securities)	$—	$—	$28,694	$28,694

Securities—available-for-sale
U.S. Government and agency obligations	—	55,108	—	55,108
Municipal bonds	—	261,209	—	261,209
Corporate bonds	—	121,853	—	121,853
Mortgage-backed or related securities	—	2,139,336	—	2,139,336
Asset-backed securities	—	211,525	—	211,525
	—	2,789,031	—	2,789,031

Loans held for sale(1)	—	2,305	—	2,305
Equity securities	553	—	—	553
SBA servicing rights	—	—	835	835
Investment in limited partnerships	—	—	12,427	12,427

Derivatives
Interest rate swaps	—	19,339	—	19,339
Interest rate lock and forward sales commitments	—	61	81	142
	$553	$2,810,736	$42,037	$2,853,326
Liabilities
Junior subordinated debentures	$—	$—	$74,857	$74,857
Derivatives
Interest rate swaps	—	37,150	—	37,150
Interest rate lock and forward sales commitments	—	76	42	118
Risk participation agreement	—	67	—	67
	$—	$37,293	$74,899	$112,192

(1)    The unpaid principal balance of residential mortgage loans held for sale carried at fair value on a recurring basis was $8.8 million and $2.2 million at December 31, 2023 and 2022, respectively.

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

Junior Subordinated Debentures:  The fair value of junior subordinated debentures is estimated using an income approach technique. The significant inputs included in the estimation of fair value are the credit risk adjusted spread and three month SOFR. The credit risk adjusted spread represents the nonperformance risk of the liability. The Company utilizes an external valuation firm to validate the reasonableness of the credit risk adjusted spread used to determine the fair value. The junior subordinated debentures are carried at fair value which represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants. Due to inactivity in the trust preferred markets that have limited the observability of market spreads, Management has classified this as a Level 3 fair value measurement.

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

Limitations: The fair value estimates presented herein are based on pertinent information available to Management as of December 31, 2023 and 2022.  The factors used in the fair value estimates are subject to change subsequent to the dates the fair value estimates are completed; therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs and quantitative and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and non-recurring basis at December 31, 2023 and 2022:

			December 31
			2023	2022
Financial Instruments	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Weighted Average Rate
Corporate bonds (TPS)	Discounted cash flows	Discount rate	10.84%	8.27%
Junior subordinated debentures	Discounted cash flows	Discount rate	10.84%	8.27%
Loans individually evaluated	Collateral valuations	Discount to appraised value	8.75% to 25%	n/a
REO	Appraisals	Discount to appraised value	59.71%	68.35%
Interest rate lock commitments	Pricing model	Pull-through rate	88.24%	78.65%
SBA servicing rights	Discounted cash flows	Constant prepayment rate	16.92%	14.10%

TPS: Management believes that the credit risk-adjusted spread used to develop the discount rate utilized in the fair value measurement of TPS is indicative of the risk premium a willing market participant would require under current market conditions for instruments with similar contractual rates and terms and conditions and issuers with similar credit risk profiles and with similar expected probability of default. Management attributes the change in fair value of these instruments, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of assets subsequent to their issuance.

Junior subordinated debentures: Similar to the TPS discussed above, Management believes the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner’s credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk-adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of December 31, 2023, or the passage of time, will result in negative fair value adjustments. At December 31, 2023, the discount rate utilized was based on a credit spread of 551 basis points and three month SOFR of 533 basis points.

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

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2023 and 2022 (in thousands):

	Level 3 Fair Value Inputs
	TPS Securities	Borrowings— Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Balance, January 1, 2022	$26,981	$119,815	$1,467	$10,257	$1,161
Net change recognized in earnings	1,713	—	(1,428)	(460)	(326)
Net change recognized in AOCI	—	5,560	—	—	—
Purchases, issuances and settlements	—	—	—	2,630	—
Redemptions	—	(50,518)	—	—	—
Balance, December 31, 2022	28,694	74,857	39	12,427	835
Net change recognized in earnings	(3,375)	—	212	(719)	(95)
Net change recognized in AOCI	(15)	(8,444)	—	—	—
Purchases, issuances and settlements	—	—	—	1,767	—
Balance, December 31, 2023	$25,304	$66,413	$251	$13,475	$740

Interest income and dividends from TPS are recorded as a component of interest income. Interest expense related to the junior subordinated debentures is measured based on contractual interest rates and reported in interest expense.  The change in fair value of the junior subordinated debentures, which represents changes in instrument specific credit risk, is recorded in other comprehensive income. The change in fair value of the investment in limited partnerships and the SBA servicing asset are recorded as a component of non-interest income. The change in fair value of the interest rate lock and forward sales commitments are included in mortgage banking operations in non-interest income. The change in fair value of the TPS was recorded as a component of non-interest income when it was held for trading. After the transfer of the TPS to available-for-sale in late 2023, the change in fair value is recorded in other comprehensive income.

Items Measured at Fair Value on a Non-recurring Basis

The following tables present financial assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$8,308	$8,308
REO	—	—	526	526

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$1,883	$1,883
REO	—	—	340	340
Loans held for sale	—	49,474	—	49,474

The following table presents the gains and losses resulting from non-recurring fair value adjustments for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	For the years ended December 31,
	2023	2022	2021
Loans individually evaluated	$(933)	$(626)	$(303)
REO	—	—	—
Loans held for sale	2,538	(2,538)	—
Total loss from non-recurring measurements	$1,605	$(3,164)	$(303)

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

Loans held for sale: Multifamily loans held for sale were carried at the lower of cost or market value prior to their transfer to loans held in portfolio in the fourth quarter of 2023. Lower of cost or market adjustments for multifamily loans held for sale were calculated based on discounted cash flows using a discount rate that was a combination of market spreads for similar loan types added to selected index rates. If the fair value of the multifamily loans held for sale was lower than the amortized cost basis of the loans, a net unrealized loss was recognized through the valuation allowance as a charge against income. At December 31, 2023, we had no multifamily loans held for sale.

Note 16: BANNER CORPORATION (PARENT COMPANY ONLY)

Summary financial information is as follows (in thousands):

Statements of Financial Condition	December 31
	2023	2022
ASSETS
Cash	$108,513	$77,457
Investment in trust equities	2,678	2,678
Investment in subsidiaries	1,709,153	1,549,918
Other assets	10,467	11,651
Total assets	$1,830,811	$1,641,704
LIABILITIES AND SHAREHOLDERS’ EQUITY
Miscellaneous liabilities	$7,838	$8,925
Deferred tax liability, net	4,518	2,543
Subordinated notes, net	99,351	98,947
Junior subordinated debentures at fair value	66,413	74,857
Shareholders’ equity	1,652,691	1,456,432
Total liabilities and shareholders’ equity	$1,830,811	$1,641,704

Statements of Operations	Years Ended December 31
	2023	2022	2021
INTEREST INCOME:
Interest-bearing deposits	$844	$80	$97
OTHER INCOME (EXPENSE):
Dividend income from subsidiaries	104,004	101,931	99,788
Equity in undistributed income of subsidiaries	92,018	104,391	112,814
Other income	1	96	146
Interest on other borrowings	(11,568)	(8,400)	(8,780)
Other expenses	(5,491)	(6,092)	(7,391)
Net income before taxes	179,808	192,006	196,674
BENEFIT FROM INCOME TAXES	(3,816)	(3,372)	(4,374)
NET INCOME	$183,624	$195,378	$201,048

Statements of Cash Flows	Years Ended December 31
	2023	2022	2021
OPERATING ACTIVITIES:
Net income	$183,624	$195,378	$201,048
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(92,018)	(104,391)	(112,814)
Decrease in deferred taxes	(52)	(43)	(571)
Net change in valuation of financial instruments carried at fair value	253	(56)	55
Share-based compensation	9,169	8,870	9,258
Loss on extinguishment of debt	—	765	2,284
Net change in other assets	442	(4,169)	(2,970)
Net change in other liabilities	(609)	3,765	4,050
Net cash provided from operating activities	100,809	100,119	100,340
INVESTING ACTIVITIES:
Other investing activities	488	(1,549)	(228)
Reduction in investment in subsidiaries	—	(3,072)	—
Net cash provided (used) by investing activities	488	(4,621)	(228)
FINANCING ACTIVITIES:
Repayment of junior subordinated debentures	—	(50,518)	(8,248)
Proceeds from redemption of trust securities related to junior subordinated debentures	—	1,518	248
Taxes paid related to net share settlement for equity awards	(3,476)	(3,332)	(3,228)
Repurchase of common stock	—	(10,960)	(56,528)
Cash dividends paid	(66,765)	(61,078)	(57,621)
Net cash used by financing activities	(70,241)	(124,370)	(125,377)
NET CHANGE IN CASH	31,056	(28,872)	(25,265)
CASH, BEGINNING OF PERIOD	77,457	106,329	131,594
CASH, END OF PERIOD	$108,513	$77,457	$106,329

Note 17: CALCULATION OF EARNINGS PER COMMON SHARE

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings per share data (dollars in thousands, except per share data):

	Years Ended December 31
	2023	2022	2021
Net income	$183,624	$195,378	$201,048

Basic weighted average shares outstanding	34,344,142	34,264,322	34,610,056
Dilutive effect of unvested restricted stock	106,270	195,600	309,132
Diluted weighted shares outstanding	34,450,412	34,459,922	34,919,188

Earnings per common share
Basic	$5.35	$5.70	$5.81
Diluted	$5.33	$5.67	$5.76
There were 21,865 anti-dilutive weighted shares outstanding as of December 31, 2023 and none as of December 31, 2022.

Note 18: COMMITMENTS AND CONTINGENCIES

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as on-balance sheet instruments.

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	December 31, 2023	December 31, 2022
Commitments to extend credit	$3,887,423	$4,031,954
Standby letters of credit and financial guarantees	29,312	26,119
Commitments to originate loans	27,487	53,266
Risk participation agreements	46,348	48,566

Derivatives also included in Note 19:
Commitments to originate loans held for sale	19,572	10,525
Commitments to sell loans secured by one- to four-family residential properties	8,437	12,568
Commitments to sell securities related to mortgage banking activities	17,000	7,000

In addition to the commitments disclosed in the table above, the Company is committed to funding its unfunded tax credit investments, as discussed previously in Note 10, Income Taxes. The Company has also entered into agreements to invest in several limited partnerships. As of December 31, 2023 and December 31, 2022, the funded balances and remaining outstanding commitments of these limited partnership investments were as follows (in thousands):

	December 31, 2023		December 31, 2022
	Funded Balance	Unfunded Balance	Funded Balance	Unfunded Balance
Limited partnerships investments	$12,038	$10,462	$10,272	$12,228

Commitments to extend credit are agreements to lend to a client, as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements.  Each client’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on Management’s credit evaluation of the client.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company’s allowance for credit losses - unfunded loan commitments was $14.5 million and $14.7 million, at December 31, 2023 and 2022, respectively.

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to clients during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the client. The Bank then attempts to deliver these loans before their rate locks expire. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans would require a lock extension. The cost of a lock extension at times was borne by the client and at times by the Bank. These lock extension costs have not had a material impact to the Company’s operations. For mandatory delivery commitments the Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during 2023 or 2022. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to clients and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract. Changes in the value of rate lock commitments are recorded as assets and liabilities.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counterclaims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Bank holds a security interest.  Based upon the information known to Management at this time, the Company has accrued $14.8 million related to outstanding legal proceedings. There are no other legal proceedings that Management believes would have a material adverse effect on the results of operations or consolidated financial position at December 31, 2023.

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

Note 19: DERIVATIVES AND HEDGING

Banner is party to various derivative instruments that are used for asset and liability management and client financing needs. Derivative instruments are contracts between two or more parties that have a notional amount and an underlying variable, require no net investment and allow for the net settlement of positions. The notional amount serves as the basis for the payment provision of the contract and takes the form of units, such as shares or dollars. The underlying variable represents a specified interest rate, index, or other component. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and influences the market value of the derivative contract.

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

As of December 31, 2023 and December 31, 2022, the notional values or contractual amounts and fair values of the Company’s derivatives were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2023		December 31, 2022		December 31, 2023		December 31, 2022
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
Hedged interest rate swaps	$—	$—	$—	$—	$400,000	$15,141	$400,000	$26,485
Interest rate swaps not designated in hedge relationships	$416,711	$29,058	$440,731	$37,119	$416,711	$29,126	$440,731	$37,150
Master netting agreements		(13,929)		(17,780)		(13,929)		(17,780)
Cash offset/(settlement)		—		—		(529)		(8,705)
Net interest rate swaps		15,129		19,339		29,809		37,150
Risk participation agreements	1,050	—	1,283	—	45,298	42	47,283	67
Mortgage loan commitments	19,572	275	15,920	81	—	—	12,367	42
Forward sales contracts	5,406	—	16,568	61	17,966	185	3,000	76
Total	$442,739	$15,404	$474,502	$19,481	$479,975	$30,036	$503,381	$37,335

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on the Company’s variable-rate assets. During the next 12 months, the Company estimates that an additional $13.9 million will be reclassified as a decrease to interest income.

The following table presents the effect of cash flow hedge accounting on AOCI for the years ended December 31, 2023 and 2022 (in thousands):

	For the Year Ended December 31, 2023
	Amount of Gain or (Loss) Recognized in AOCI on Derivative	Amount of Gain or (Loss) Recognized in AOCI Included Component	Amount of Gain or (Loss) Recognized in AOCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest rate swaps	$(4,398)	$(4,398)	$—	Interest Income	$(16,955)	$(16,955)	$—

	For the Year Ended December 31, 2022
	Amount of Gain or (Loss) Recognized in AOCI on Derivative	Amount of Gain or (Loss) Recognized in AOCI Included Component	Amount of Gain or (Loss) Recognized in AOCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest rate swaps	$(28,418)	$(28,418)	$—	Interest Income	$(3,195)	$(3,195)	$—

At December 31, 2023 and December 31, 2022, we recorded total net unrealized losses on cash flow hedges in AOCI of $10.6 million and $20.1 million, respectively.

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

Gains (losses) recognized in income within mortgage banking operations on non-designated hedging instruments for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	For the Years Ended December 31
	2023	2022	2021
Mortgage loan commitments	$263	$(1,427)	$(3,754)
Forward sales contracts	313	84	1,243
	$576	$(1,343)	$(2,511)

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and Management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between the Bank and the dealer counterparties, the agreements contain a provision where if the Bank fails to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required the Bank to maintain a specific capital level. If the Bank had breached any of these provisions at December 31, 2023 or December 31, 2022, it could have been required to settle its obligations under the agreements at the termination value. As of December 31, 2023 and December 31, 2022, the Company had no obligations to dealer counterparties related to these agreements. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $15.0 million and $22.2 million as of December 31, 2023 and 2022, respectively. The collateral posted included restricted cash of $14.0 million and $15.9 million as of December 31, 2023 and 2022, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable. In addition, some interest rate swap derivatives between the Company and the dealer counterparties are cleared through central clearing houses. These clearing houses characterize the variation margin payments as settlements of the derivative’s market exposure and not as collateral. The variation margin is treated as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative liability. As of December 31, 2023 and December 31, 2022, the variation margin adjustment was a negative adjustment of $529,000 and $8.7 million, respectively.

The following presents additional information related to the Company’s interest rate swaps, both designated and non-designated as hedged, as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$29,058	$(13,929)	$15,129	$—	$—	$15,129
	$29,058	$(13,929)	$15,129	$—	$—	$15,129

Derivative liabilities
Interest rate swaps	$44,267	$(14,458)	$29,809	$—	$(13,124)	$16,685
	$44,267	$(14,458)	$29,809	$—	$(13,124)	$16,685

	December 31, 2022
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$37,119	$(17,780)	$19,339	$—	$—	$19,339
	$37,119	$(17,780)	$19,339	$—	$—	$19,339

Derivative liabilities
Interest rate swaps	$63,634	$(26,484)	$37,150	$—	$(14,972)	$22,178
	$63,634	$(26,484)	$37,150	$—	$(14,972)	$22,178

Note 20: REVENUE FROM CONTRACTS WITH CLIENTS

Disaggregation of Revenue:

Deposit fees and other service charges for the years ended December 31, 2023, 2022 and 2021 are summarized as follows (in thousands):

	Years Ended December 31
	2023	2022	2021
Deposit service charges	22,497	23,710	19,162
Debit and credit card interchange fees	24,021	23,766	23,271
Debit and credit card expense	(12,386)	(11,487)	(10,636)
Merchant services income	14,466	15,551	14,973
Merchant services expense	(11,687)	(12,754)	(12,084)
Other service charges	4,727	5,673	4,809
Total deposit fees and other service charges	41,638	44,459	39,495

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

Merchant services income

Merchant services income represents fees earned by the Bank for card payment services provided to its merchant clients. The Bank has a contract with a third party to provide card payment services to the Bank’s merchants that contract for those services. The third party provider has contracts with the Bank’s merchants to provide the card payment services. The Bank does not have a direct contractual relationship with its merchants for these services. The Bank sets the rates for the services provided by the third party. The third party provider passes the payments made by the Bank’s merchants through to the Bank. The Bank, in turn, pays the third party provider for the services it provides to the Bank’s merchants. These payments to the third party provider are recorded as expenses as a net reduction against fee income. In addition, a portion of the payment received by the Bank represents interchange fees passed through to the card issuing bank. Income is primarily earned based on the dollar volume and number of transactions processed. The performance obligation is satisfied and the related fee is earned when each payment is accepted by the processing network.

Note 21: LEASES

The Company leases 91 buildings and offices under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. The table below presents the lease ROU assets and lease liabilities recorded on the balance sheet at December 31, 2023 and December 31, 2022 (dollars in thousands):

	December 31, 2023	December 31, 2022
Assets
Operating lease ROU assets	$43,731	$49,283

Liabilities
Operating lease liabilities	$48,659	$55,205

Weighted average remaining lease term
Operating leases	4.5 years	5.1 years

Weighted average discount rate
Operating leases	3.3%	3.0%

The table below presents certain information related to the lease costs for operating leases for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$13,848	$16,647	$17,541
Short-term lease cost	132	125	100
Variable lease cost	2,231	2,189	2,584
Less sublease income	(1,447)	(1,126)	(904)
Total lease cost (1)	$14,764	$17,835	$19,321

(1)    Lease expenses and sublease income are classified within occupancy and equipment expense on the Consolidated Statements of Operations.

Operating cash flows paid for operating lease amounts included in the measurement of lease liabilities were $14.8 million for the year ended December 31, 2023 and $15.4 million for the year ended December 31, 2022. The Company recorded $6.8 million of lease ROU assets in exchange for operating lease liabilities for the year ended December 31, 2023 and $9.3 million for the year ended December 31, 2022.

The table below reconciles the undiscounted cash flows for each of the first five years beginning with 2023 and the total of the remaining years to the operating lease liabilities recorded on the Consolidated Statements of Financial Position (in thousands):

Operating Leases
2023	$14,566
2024	12,782
2025	10,849
2026	7,341
2027	2,852
Thereafter	4,012
Total minimum lease payments	52,402
Less: amount of lease payments representing interest	(3,743)
Lease obligations	$48,659

As of December 31, 2023 and 2022, the Company had no undiscounted lease payments under an operating lease that had not yet commenced.

BANNER CORPORATION

Exhibit	Index of Exhibits
3{a}	Restated Articles of Incorporation of Banner Corporation [incorporated by reference to Exhibit 3.1 (b) to the Registrant’s Current Report on Form 8-K filed on May 24, 2022 (File No. 000-26584)].

3{b}	Amended and Restated Bylaws of Banner Corporation [incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2022 (File No. 000-26584)].

4.2	Description of Capital Stock.

4.3	Issuance of base indenture, first supplemental indenture and subordinated note [incorporated by reference to the exhibits filed with Form 8-K on June 30, 2020 (File No. 000-26584)].

10{a}*	Amended and Restated Employment Agreement, with Mark J. Grescovich [incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2013 (File No. 000-26584].

10{b}*
Form of Supplemental Executive Retirement Program Agreement with Gary Sirmon, Michael K. Larsen, Lloyd W. Baker, Cynthia D. Purcell and Richard B. Barton [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 and the exhibits filed with the Form 8-K on May 6, 2008 (File No. 000-26584)].

10{c}*
Form of Employment Contract entered into with Peter J. Conner, Cynthia D. Purcell and Judith A. Steiner [incorporated by reference to exhibits filed with the Form 8-K on June 25, 2014 (File No. 000-26584)].

10{d}*
2005 Executive Officer and Director Stock Account Deferred Compensation Plan [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-26584)].

10{e}*	Entry into an Indemnification Agreement with each of the Registrant’s Directors [incorporated by reference to exhibits filed with the Form 8-K on January 29, 2010 (File No. 000-26584)].

10{f}*
2014 Omnibus Incentive Plan [incorporated by reference as Appendix C to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 24, 2014 (File No. 000-26584)] and amendments [incorporated by reference to the Form 8-K filed on March 25, 2015 (File No. 000-26534)].

10{g}*
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

10{h}*	2018 Omnibus Incentive Plan [incorporated by reference to Exhibit 10.1 included in the Registration Statement on Form S-8 dated May 4, 2018 (File No. 333-224693)].

10{i}*
Amended and Restated Executive Severance and Change in Control Plan and Summary Plan Description (Amended and Restated effective as of July 1, 2023) [incorporated by reference to exhibit 10{j} included in the Form 10-Q dated June 30, 2023 (File No. 000-26584)].

10{j}*	2023 Omnibus Incentive Plan [incorporated by reference to Exhibit 10.1 included in the Registration Statement on Form S-8 dated August 30, 2023 (File No. 333-274273)].

10{k}*
Form of Director Restricted Stock Award Agreement under the Banner Corporation 2023 Omnibus Incentive Plan [incorporated by reference to Exhibit 10.2 included in the Registration Statement on Form S-8 dated August 30, 2023 (File No. 333-274273)].

10{l}*
Form of Director Restricted Stock Unit Award Agreement under the Banner Corporation 2023 Omnibus Incentive Plan [incorporated by reference to Exhibit 10.3 included in the Registration Statement on Form S-8 dated August 30, 2023 (File No. 333-274273)].

10{m}*
Form of Employee Restricted Stock Unit Award Agreement under the Banner Corporation 2023 Omnibus Incentive Plan [incorporated by reference to Exhibit 10.4 included in the Registration Statement on Form S-8 dated August 30, 2023 (File No. 333-274273)].

10{n}*
Form of Executive Restricted Stock Unit Performance Award Agreement under the Banner Corporation 2023 Omnibus Incentive Plan [incorporated by reference to Exhibit 10.5 included in the Registration Statement on Form S-8 dated August 30, 2023 (File No. 333-274273)].

10{o}*	2020 Banner Corporation Amended and Restated Deferred Compensation Plan.

14	Code of Ethics [Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at https://investor.bannerbank.com/ in the section titled Corporate Overview: Governance Documents].

21	Subsidiaries of the Registrant.

23.1	Consent of Registered Independent Public Accounting Firm – Moss Adams LLP.

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy Relating to Recovery of Erroneously Awarded Compensation.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included in Exhibit 101).

* Compensatory plan or arrangement.