Form 10-Q
period 2024-03-31
BANNER CORP
filed 2024-05-07
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	☐	No	☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:			As of April 30, 2024
Common Stock, $.01 par value per share			34,449,548 shares

BANNER CORPORATION AND SUBSIDIARIES

All references to “Banner” refer to Banner Corporation and those to the “Bank” refer to its wholly-owned subsidiary, Banner Bank. As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.

Special Note Regarding Forward-Looking Statements

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items, including statements about our financial condition, liquidity and results of operations. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions, or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth; changes in the interest rate environment, including the past increases in the Board of Governors of the Federal Reserve System (the Federal Reserve) benchmark rate and duration at which such increased interest rate levels are maintained, which could adversely affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity; the impact of continuing elevated inflation and the current and future monetary policies of the Federal Reserve in response thereto; the effects of any federal government shutdown; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses and provisions for credit losses; the ability to manage loan delinquency rates; competitive pressures among financial services companies; changes in consumer spending or borrowing and spending habits; interest rate movements generally and the relative differences between short and long-term interest rates, loan and deposit interest rates, net interest margin and funding sources; the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment; the impact of repricing and competitors’ pricing initiatives on loan and deposit products; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values; the ability to adapt successfully to technological changes to meet clients’ needs and developments in the marketplace; the ability to access cost-effective funding; the ability to control operating costs and expenses; the use of estimates in determining fair value of certain assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect employees, and potential associated charges; disruptions, security breaches or other adverse events, failures or interruptions in, or attacks on, information technology systems or on the third-party vendors who perform critical processing functions; changes in financial markets; changes in economic conditions in general and in Washington, Idaho, Oregon and California in particular; secondary market conditions for loans and the ability to sell loans in the secondary market; the costs, effects and outcomes of litigation; legislation or regulatory changes, including but not limited to changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, results of safety and soundness and compliance examinations by the Federal Reserve, the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks (the Washington DFI), or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require restitution or institute an informal or formal enforcement action which could require an increase in reserves for credit losses, write-downs of assets or changes in regulatory capital position, or affect the ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions, any of which could adversely affect liquidity and earnings; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the quality and composition of our securities portfolio and the impact of adverse changes in the securities markets; the inability of key third-party providers to perform their obligations; changes in accounting principles, policies or guidelines, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business; other economic, competitive, governmental, regulatory and technological factors affecting operations, pricing, products and services; future acquisitions by the Company of other depository institutions or lines of business; and future goodwill impairment due to changes in the Company’s business, changes in market conditions; and other risks detailed in our Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”) and in our reports filed with or furnished to the U.S. Securities and Exchange Commission (SEC), including this report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION
ITEM 1 - Financial Statements (unaudited)
BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares and per share amounts)
March 31, 2024 and December 31, 2023

ASSETS	March 31, 2024	December 31, 2023
Cash and due from banks	$168,427	$209,634
Interest bearing deposits	40,849	44,830
Total cash and cash equivalents	209,276	254,464
Securities—available-for-sale, amortized cost $2,617,986 and $2,729,980, respectively	2,244,939	2,373,783
Securities—held-to-maturity, net of allowance for credit losses of $322 and $332, respectively	1,038,312	1,059,055
Total securities	3,283,251	3,432,838
Federal Home Loan Bank (FHLB) stock	11,741	24,028
Loans held for sale (includes $7,208 and $9,105, at fair value, respectively)	9,357	11,170
Loans receivable	10,869,096	10,810,455
Allowance for credit losses – loans	(151,140)	(149,643)
Net loans receivable	10,717,956	10,660,812
Accrued interest receivable	66,124	63,100
Property and equipment, net	129,889	132,231
Goodwill	373,121	373,121
Other intangibles, net	4,961	5,684
Bank-owned life insurance (BOLI)	306,600	304,366
Deferred tax assets, net	156,571	153,365
Operating lease right-of-use assets	40,834	43,731
Other assets	208,598	211,481
Total assets	$15,518,279	$15,670,391
LIABILITIES
Deposits:
Non-interest-bearing	$4,699,553	$4,792,369
Interest-bearing transaction and savings accounts	6,973,338	6,759,661
Interest-bearing certificates	1,485,880	1,477,467
Total deposits	13,158,771	13,029,497
Advances from FHLB	52,000	323,000
Other borrowings	183,341	182,877
Subordinated notes, net	89,456	92,851
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	66,586	66,413
Operating lease liabilities	45,524	48,659
Accrued expenses and other liabilities	211,578	228,428
Deferred compensation	46,515	45,975
Total liabilities	13,853,771	14,017,700
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 34,395,221 shares issued and outstanding at March 31, 2024; 34,348,369 shares issued and outstanding at December 31, 2023	1,300,969	1,299,651
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2024; no shares issued and outstanding at December 31, 2023	—	—
Retained earnings	663,021	642,175
Carrying value of shares held in trust for stock-based compensation plans	(6,607)	(6,563)
Liability for common stock issued to stock related compensation plans	6,607	6,563
Accumulated other comprehensive loss	(299,482)	(289,135)
Total shareholders’ equity	1,664,508	1,652,691
Total liabilities and shareholders’ equity	$15,518,279	$15,670,391
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except shares and per share amounts)
For the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023
INTEREST INCOME:
Loans receivable	$156,475	$133,257
Mortgage-backed securities	16,934	18,978
Securities and cash equivalents	11,279	14,726
Total interest income	184,688	166,961
INTEREST EXPENSE:
Deposits	44,613	9,244
FHLB advances	2,972	1,264
Other borrowings	1,175	381
Subordinated debt	2,969	2,760
Total interest expense	51,729	13,649
Net interest income	132,959	153,312
PROVISION (RECAPTURE) FOR CREDIT LOSSES	520	(524)
Net interest income after provision (recapture) for credit losses	132,439	153,836
NON-INTEREST INCOME:
Deposit fees and other service charges	11,022	10,562
Mortgage banking operations	2,335	2,691
BOLI	2,237	2,188
Miscellaneous	1,892	1,640
	17,486	17,081
Net loss on sale of securities	(4,903)	(7,252)
Net change in valuation of financial instruments carried at fair value	(992)	(552)
Total non-interest income	11,591	9,277
NON-INTEREST EXPENSE:
Salary and employee benefits	62,369	61,389
Less capitalized loan origination costs	(3,676)	(3,431)
Occupancy and equipment	12,462	11,970
Information and computer data services	7,320	7,147
Payment and card processing services	5,710	4,618
Professional and legal expenses	1,530	2,121
Advertising and marketing	1,079	806
Deposit insurance	2,809	1,890
State and municipal business and use taxes	1,304	1,300
Real estate operations, net	(220)	(277)
Amortization of core deposit intangibles	723	1,050
Miscellaneous	6,231	6,038
Total non-interest expense	97,641	94,621
Income before provision for income taxes	46,389	68,492
PROVISION FOR INCOME TAXES	8,830	12,937
NET INCOME	$37,559	$55,555
Earnings per common share:
Basic	$1.09	$1.62
Diluted	$1.09	$1.61
Cumulative dividends declared per common share	$0.48	$0.48
Weighted average number of common shares outstanding:
Basic	34,391,564	34,239,533
Diluted	34,521,105	34,457,869
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023
NET INCOME	$37,559	$55,555
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF INCOME TAXES:
Unrealized holding (loss) gain on securities—available-for-sale arising during the period	(21,753)	36,143
Income tax benefit (expense) related to securities—available-for-sale unrealized holding losses	5,221	(8,675)
Reclassification for net loss on securities—available-for-sale realized in earnings	4,903	7,252
Income tax benefit related to securities—available-for-sale realized in earnings	(1,177)	(1,740)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	527	572
Income tax expense related to amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	(126)	(137)
Net unrealized gain on interest rate swaps used in cash flow hedges	2,880	4,738
Income tax expense related to interest rate swaps used in cash flow hedges	(691)	(1,137)
Changes in fair value of junior subordinated debentures related to instrument specific credit risk	(173)	154
Income tax benefit (expense) related to junior subordinated debentures	42	(37)
Other comprehensive (loss) income	(10,347)	37,133
COMPREHENSIVE INCOME	$27,212	$92,688

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands, except shares and per share amounts)
For the Three Months Ended March 31, 2024 and the Year Ended December 31, 2023

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2023	34,194,018	$1,293,959	$525,242	$(362,769)	$1,456,432
Net income			55,555		55,555
Other comprehensive income, net of income tax				37,133	37,133
Accrual of dividends on common stock ($0.48/share)			(16,691)		(16,691)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	114,522	(734)			(734)
Balance, March 31, 2023	34,308,540	$1,293,225	$564,106	$(325,636)	$1,531,695
Net income			39,591		39,591
Other comprehensive loss, net of income tax				(13,812)	(13,812)
Accrual of dividends on common stock ($0.48/share)			(16,670)		(16,670)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	36,087	1,709			1,709
Balance, June 30, 2023	34,344,627	$1,294,934	$587,027	$(339,448)	$1,542,513
Net income			45,854		45,854
Other comprehensive loss, net of income tax				(53,467)	(53,467)
Accrual of dividends on common stock ($0.48/share)			(16,666)		(16,666)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	1,322	2,373			2,373
Balance, September 30, 2023	34,345,949	$1,297,307	$616,215	$(392,915)	$1,520,607
Net income			42,624		42,624
Other comprehensive income, net of income tax				103,780	103,780
Accrual of dividends on common stock ($0.48/share)			(16,664)		(16,664)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	2,420	2,344			2,344
Balance, December 31, 2023	34,348,369	$1,299,651	$642,175	$(289,135)	$1,652,691

Balance, January 1, 2024	34,348,369	$1,299,651	$642,175	$(289,135)	$1,652,691
Net income			37,559		37,559
Other comprehensive loss, net of income tax				(10,347)	(10,347)
Accrual of dividends on common stock ($0.48/share)			(16,713)		(16,713)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	46,852	1,318			1,318
Balance, March 31, 2024	34,395,221	$1,300,969	$663,021	$(299,482)	$1,664,508

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES:
Net income	$37,559	$55,555
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	4,569	4,364
Deferred income and expense, net of amortization	(1,594)	(608)
Capitalized loan servicing rights, net of amortization	391	592
Amortization of core deposit intangibles	723	1,050
Loss on sale of securities, net	4,903	7,252
Net change in valuation of financial instruments carried at fair value	992	552
Decrease in deferred taxes	61	1,158
Increase in current taxes payable/receivable, net	6,273	10,014
Stock-based compensation	2,225	2,053
Net change in cash surrender value of BOLI	(2,234)	(2,188)
Gain on sale of loans, excluding capitalized servicing rights	(1,013)	(1,445)
Gain on disposal of real estate held for sale and property and equipment, net	(261)	(331)
Provision (recapture) for credit losses	520	(524)
Origination of loans held for sale	(48,424)	(39,585)
Proceeds from sales of loans held for sale	66,932	48,871
Net change in:
Other assets	1,771	8,837
Other liabilities	(21,927)	(20,880)
Net cash provided from operating activities	51,466	74,737
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(10,477)	(26,426)
Principal repayments and maturities of securities—available-for-sale	42,740	45,774
Proceeds from sales of securities—available-for-sale	70,777	150,170
Principal repayments and maturities of securities—held-to-maturity	20,724	7,937
Loan originations, net of repayments	(72,019)	(13,681)
Purchases of loans and participating interest in loans	(4,666)	—
Proceeds from sales of other loans	4,522	1,519
Purchases of property and equipment	(2,227)	(1,984)
Proceeds from sale of real estate held for sale and sale of other property	581	343
Proceeds from FHLB stock repurchase program	47,747	37,920
Purchase of FHLB stock	(35,460)	(42,720)
Proceeds from maturity of securities purchased under agreements to resell	—	150,000
Investment in bank-owned life insurance	—	(2)
Other	(35)	(39)
Net cash provided from investing activities	62,207	308,811
Continued on next page

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023
FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	$129,274	$(465,857)
(Repayment) advances of overnight and short term FHLB advances, net	(271,000)	120,000
Increase (decrease) in other borrowings, net	464	(18,235)
Cash dividends paid	(16,692)	(16,739)
Taxes paid related to net share settlement of equity awards	(907)	(2,787)
Net cash used by financing activities	(158,861)	(383,618)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(45,188)	(70)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	254,464	243,062
CASH AND CASH EQUIVALENTS, END OF PERIOD	$209,276	$242,992

	Three Months Ended March 31,
	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$53,278	$10,574
Tax paid	5	43
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Transfer of loans to real estate owned and other repossessed assets	242	—
Dividends accrued but not paid until after period end	1,106	1,110
Loans, held-for-sale, transferred from portfolio	(15,682)	—

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2024, for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and note disclosures have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.

The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Interim results are not necessarily indicative of results for a full year or any other interim period.

Note 2: ACCOUNTING STANDARDS RECENTLY ISSUED OR ADOPTED

Compensation—Stock Compensation (Topic 718)

In March 2024, the Financial Accounting Standards Board (FASB) issued guidance within Accounting Standards Update (ASU) 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The amendments in the ASU apply to companies that provide employees and non-employees with profits interest and similar awards to align compensation with the company’s operating performance and provide those holders with the opportunity to participate in future profits and/or equity appreciation of the company. This purpose of the ASU is to clarify the application of the scope guidance in Accounting Standards Codification (ASC) paragraph 718-10-15-3 in determining if a profit interest award should be accounted in accordance with Topic 718: Compensation—Stock Compensation. The amendment in ASC paragraph 718-10-15-3 is solely intended to improve the overall clarity and does not change the guidance.

The ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. If the Company adopts the amendments in an interim period, it should adopt them as of the beginning of the annual period that includes the interim period. The amendments should be applied either (1) retrospectively to all prior periods presented in the financial statements or (2) on a prospective basis. The Company has evaluated this ASU and does not expect the adoption to have a material impact on the Company’s Consolidated Financial Statements, as the Company does not typically provide these types of awards.

Income Taxes (Topic 740)

In December 2023, the FASB issued guidance within ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in the ASU are intended to provide more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU requires disclosure in the rate reconciliation of specific categories as well as additional information for reconciling items that meet a quantitative threshold.

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

The amendments in this ASU are intended to improve segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The key amendments included in this ASU:
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

Note 3: SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at March 31, 2024 and December 31, 2023 are summarized as follows (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$9,569	$—	$(676)	$8,893
Municipal bonds	155,850	600	(29,441)	127,009
Corporate bonds	131,311	120	(11,990)	119,441
Mortgage-backed or related securities	2,108,139	118	(331,872)	1,776,385
Asset-backed securities	213,117	235	(141)	213,211
	$2,617,986	$1,073	$(374,120)	$2,244,939

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$306	$—	$(6)	$300	$—
Municipal bonds	451,091	81	(59,467)	391,553	(152)
Corporate bonds	2,749	—	(19)	2,560	(170)
Mortgage-backed or related securities	584,488	—	(109,804)	474,684	—
	$1,038,634	$81	$(169,296)	$869,097	$(322)

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$34,929	$—	$(740)	$34,189
Municipal bonds	161,264	832	(29,191)	132,905
Corporate bonds	131,291	—	(12,168)	119,123
Mortgage-backed or related securities	2,179,947	942	(314,175)	1,866,714
Asset-backed securities	222,549	300	(1,997)	220,852
	$2,729,980	$2,074	$(358,271)	$2,373,783

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$307	$—	$(5)	$302	$—
Municipal bonds	466,032	687	(53,563)	412,999	(157)
Corporate bonds	2,781	—	(20)	2,586	(175)
Mortgage-backed or related securities	590,267	—	(98,640)	491,627	—
	$1,059,387	$687	$(152,228)	$907,514	$(332)

Accrued interest receivable on held-to-maturity debt securities was $3.9 million and $4.5 million at March 31, 2024 and December 31, 2023, and was $10.7 million and $10.8 million on available-for-sale debt securities at March 31, 2024 and December 31, 2023, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Statements of Financial Condition and is excluded from the calculation of the allowance for credit losses.

At March 31, 2024 and December 31, 2023, the gross unrealized losses and the fair value for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	March 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$—	$—	$8,893	$(676)	$8,893	$(676)
Municipal bonds	2,913	(62)	102,683	(29,379)	105,596	(29,441)
Corporate bonds	12,186	(160)	107,135	(11,830)	119,321	(11,990)
Mortgage-backed or related securities	110,003	(1,132)	1,630,030	(330,740)	1,740,033	(331,872)
Asset-backed securities	52,387	(113)	71,972	(28)	124,359	(141)
	$177,489	$(1,467)	$1,920,713	$(372,653)	$2,098,202	$(374,120)

	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$—	$—	$34,189	$(740)	$34,189	$(740)
Municipal bonds	6,049	(7)	103,511	(29,184)	109,560	(29,191)
Corporate bonds	15,720	(46)	106,852	(12,122)	122,572	(12,168)
Mortgage-backed or related securities	71,150	(212)	1,712,125	(313,963)	1,783,275	(314,175)
Asset-backed securities	115,162	(1,212)	85,840	(785)	201,002	(1,997)
	$208,081	$(1,477)	$2,042,517	$(356,794)	$2,250,598	$(358,271)

At March 31, 2024, there were 221 securities—available-for-sale with unrealized losses, compared to 224 at December 31, 2023. Management does not believe that any remaining individual unrealized loss as of March 31, 2024 or December 31, 2023 resulted from credit loss.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. There were no securities—available-for-sale in a nonaccrual status at March 31, 2024 or December 31, 2023.

The following table presents gross gains and losses on sales and partial calls of securities available-for-sale (in thousands):

	Three Months Ended March 31,
	2024	2023
Available-for-Sale:
Gross Gains	$36	$232
Gross Losses	(4,939)	(7,484)
Balance, end of the period	$(4,903)	$(7,252)

The following table presents the amortized cost and estimated fair value of securities at March 31, 2024, by contractual maturity and does not reflect any required periodic payments (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	March 31, 2024
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$—	$—	$3,670	$3,461
Maturing after one year through five years	97,908	92,601	18,498	18,128
Maturing after five years through ten years	378,531	333,217	21,005	19,880
Maturing after ten years	2,141,547	1,819,121	995,461	827,628
	$2,617,986	$2,244,939	$1,038,634	$869,097

The following table presents, as of March 31, 2024, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	March 31, 2024
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$236,190	$249,687	$212,629
Federal Reserve	113,447	113,447	95,027
Interest rate swap counterparties	968	968	795
Repurchase transaction accounts	264,034	264,034	212,319
Other	2,324	2,324	2,115
Total pledged securities	$616,963	$630,460	$522,885

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit ratings which are reviewed and updated quarterly. The Company’s non-rated held-to-maturity debt securities are primarily United States government sponsored enterprise debentures carrying minimal to no credit risk. The non-rated corporate bonds primarily consist of Community Reinvestment Act related bonds secured by loan instruments from low to moderate income borrowers. The remaining non-rated held-to-maturity debt securities balance is comprised of local municipal debt from within the Company’s geographic footprint and is monitored through quarterly or annual financial review. This municipal debt is predominately essential service or unlimited general obligation backed debt. The following tables summarize the amortized cost of held-to-maturity debt securities by credit rating at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$442,172	$500	$16,399	$459,071
Not Rated	306	8,919	2,249	568,089	579,563
	$306	$451,091	$2,749	$584,488	$1,038,634

	December 31, 2023
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$456,999	$500	$16,459	$473,958
Not Rated	307	9,033	2,281	573,808	585,429
	$307	$466,032	$2,781	$590,267	$1,059,387

Note 4: LOANS RECEIVABLE AND THE ALLOWANCE FOR CREDIT LOSSES - LOANS

The following table presents the loans receivable at March 31, 2024 and December 31, 2023 by class (dollars in thousands).

	March 31, 2024		December 31, 2023
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$905,063	8.3%	$915,897	8.5%
Investment properties	1,544,885	14.2	1,541,344	14.3
Small balance CRE	1,159,355	10.7	1,178,500	10.9
Multifamily real estate	809,101	7.4	811,232	7.5
Construction, land and land development:
Commercial construction	158,011	1.4	170,011	1.6
Multifamily construction	573,014	5.3	503,993	4.7
One- to four-family construction	495,931	4.6	526,432	4.9
Land and land development	344,563	3.2	336,639	3.1
Commercial business:
Commercial business	1,262,716	11.6	1,255,734	11.6
Small business scored	1,028,067	9.5	1,022,154	9.5
Agricultural business, including secured by farmland	317,958	2.9	331,089	3.0
One- to four-family residential	1,566,834	14.4	1,518,046	14.0
Consumer:
Consumer—home equity revolving lines of credit	597,060	5.5	588,703	5.4
Consumer—other	106,538	1.0	110,681	1.0
Total loans	10,869,096	100.0%	10,810,455	100.0%
Less allowance for credit losses – loans	(151,140)		(149,643)
Net loans	$10,717,956		$10,660,812

Loan amounts are net of unearned loan fees in excess of unamortized costs of $13.9 million as of March 31, 2024, and $12.1 million as of December 31, 2023. Net loans include net discounts on acquired loans of $4.3 million and $4.6 million as of March 31, 2024 and December 31, 2023, respectively. Net loans does not include accrued interest receivable. Accrued interest receivable on loans was $51.5 million as of March 31, 2024, and $47.8 million as of December 31, 2023 and was reported in accrued interest receivable on the Consolidated Statements of Financial Condition.

The Company had pledged $7.7 billion and $7.6 billion of loans as collateral for FHLB and other borrowings at March 31, 2024 and December 31, 2023, respectively.

Purchased credit-deteriorated and purchased non-credit-deteriorated loans. Loans acquired in business combinations are recorded at their fair value at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-deteriorated (PCD) or purchased non-credit-deteriorated. There were no PCD loans acquired during the three months ended March 31, 2024 or March 31, 2023.
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

There were no loans modified related to borrowers experiencing financial difficulty during the three months ended March 31, 2024. The following table presents the amortized cost basis and financial effect of loans at March 31, 2023, that were both experiencing financial difficulty and modified during the three months ended March 31, 2023 (in thousands):

	March 31, 2023
	Term Extension	Total
One- to four-family construction	$6,107	$6,107
Total	$6,107	$6,107

The Company had committed to lend additional amounts totaling $436,000 to the borrowers included in the previous table as of March 31, 2023. The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table presents the performance at March 31, 2024 of loans that had been modified in the previous 12 months (in thousands). There were no loans past due at March 31, 2023 that had been modified in the previous 12 months.

	March 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
Commercial business	—	—	121	121
Agricultural business, including secured by farmland	—	—	1,584	1,584
One- to four-family residential	—	—	1,060	1,060
Total	$—	$—	$2,765	$2,765

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

The following tables present the Company’s portfolio of risk-rated loans by class and by grade as of March 31, 2024 and December 31, 2023 (in thousands). In addition, the tables include the gross charge-offs for the three months ended March 31, 2024. Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	March 31, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$41,496	$146,413	$140,093	$157,377	$136,652	$216,650	$28,015	$866,696
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	14,397	215	4,694	19,061	—	38,367
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$41,496	$146,413	$154,490	$157,592	$141,346	$235,711	$28,015	$905,063

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - investment properties
Risk Rating
Pass	$26,190	$148,264	$186,678	$277,242	$121,957	$734,449	$39,152	$1,533,932
Special Mention	—	—	—	—	—	2,699	—	2,699
Substandard	—	—	—	—	—	8,254	—	8,254
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$26,190	$148,264	$186,678	$277,242	$121,957	$745,402	$39,152	$1,544,885

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily real estate
Risk Rating
Pass	$37,609	$100,027	$169,221	$183,695	$100,968	$214,196	$3,385	$809,101
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$37,609	$100,027	$169,221	$183,695	$100,968	$214,196	$3,385	$809,101

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior

Commercial construction
Risk Rating
Pass	$8,102	$84,917	$46,406	$—	$12,642	$991	$—	$153,058
Special Mention	—	4,196	—	—	—	—	—	4,196
Substandard	—	—	—	757	—	—	—	757
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$8,102	$89,113	$46,406	$757	$12,642	$991	$—	$158,011

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily construction
Risk Rating
Pass	$85,178	$148,140	$286,475	$52,088	$411	$—	$722	$573,014
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$85,178	$148,140	$286,475	$52,088	$411	$—	$722	$573,014

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

One- to four- family construction
Risk Rating
Pass	$205,140	$272,804	$12,620	$—	$—	$325	$555	$491,444
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	2,091	252	2,144	—	—	—	4,487
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$205,140	$274,895	$12,872	$2,144	$—	$325	$555	$495,931

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior

Land and land development
Risk Rating
Pass	$51,204	$168,830	$64,807	$29,262	$11,132	$17,012	$807	$343,054
Special Mention	—	—	640	—	—	—	—	640
Substandard	—	—	—	277	552	40	—	869
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$51,204	$168,830	$65,447	$29,539	$11,684	$17,052	$807	$344,563

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial business
Risk Rating
Pass	$38,234	$152,135	$203,797	$116,832	$123,296	$221,271	$375,938	$1,231,503
Special Mention	—	396	—	—	—	43	7,314	7,753
Substandard	—	1,404	4,592	1,952	5,158	2,722	7,632	23,460
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$38,234	$153,935	$208,389	$118,784	$128,454	$224,036	$390,884	$1,262,716

Current period gross charge-offs	$—	$418	$—	$1	$—	$1	$305	$725

Agricultural business, including secured by farmland
Risk Rating
Pass	$9,250	$48,005	$33,930	$24,849	$17,326	$59,871	$102,883	$296,114
Special Mention	—	—	—	—	—	—	5,706	5,706
Substandard	—	2,672	—	626	—	9,415	3,425	16,138
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business, including secured by farmland	$9,250	$50,677	$33,930	$25,475	$17,326	$69,286	$112,014	$317,958

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$170,577	$149,489	$161,647	$139,934	$65,424	$154,036	$36,209	$877,316
Special Mention	—	—	—	—	—	—	1	1
Substandard	—	14,450	217	4,731	18,999	183	—	38,580
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$170,577	$163,939	$161,864	$144,665	$84,423	$154,219	$36,210	$915,897

Commercial real estate - investment properties
Risk Rating
Pass	$154,128	$168,286	$281,324	$123,315	$156,174	$597,977	$47,936	$1,529,140
Special Mention	—	—	—	—	—	2,714	1,198	3,912
Substandard	—	—	—	—	—	8,292	—	8,292
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$154,128	$168,286	$281,324	$123,315	$156,174	$608,983	$49,134	$1,541,344

Multifamily real estate
Risk Rating
Pass	$96,865	$177,907	$215,220	$101,336	$46,886	$167,305	$3,285	$808,804
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,428	—	2,428
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$96,865	$177,907	$215,220	$101,336	$46,886	$169,733	$3,285	$811,232

	December 31, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Commercial construction
Risk Rating
Pass	$86,165	$62,302	$4,056	$12,705	$—	$1,015	$—	$166,243
Special Mention	3,010	—	—	—	—	—	—	3,010
Substandard	—	—	758	—	—	—	—	758
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$89,175	$62,302	$4,814	$12,705	$—	$1,015	$—	$170,011

Multifamily construction
Risk Rating
Pass	$176,729	$256,661	$70,189	$414	$—	$—	$—	$503,993
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$176,729	$256,661	$70,189	$414	$—	$—	$—	$503,993

One- to four- family construction
Risk Rating
Pass	$447,818	$43,563	$25,229	$—	$329	$—	$381	$517,320
Special Mention	—	—	—	—	—	—	—	—
Substandard	6,715	253	2,144	—	—	—	—	9,112
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$454,533	$43,816	$27,373	$—	$329	$—	$381	$526,432

	December 31, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Land and land development
Risk Rating
Pass	$188,134	$80,472	$34,146	$12,338	$8,409	$10,152	$2,136	$335,787
Special Mention	—	852	—	—	—	—	—	852
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$188,134	$81,324	$34,146	$12,338	$8,409	$10,152	$2,136	$336,639

Commercial business
Risk Rating
Pass	$157,830	$223,582	$121,031	$134,066	$102,545	$126,175	$363,652	$1,228,881
Special Mention	199	—	—	—	43	—	2,548	2,790
Substandard	1,919	5,207	3,398	5,207	1,509	2,010	4,813	24,063
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$159,948	$228,789	$124,429	$139,273	$104,097	$128,185	$371,013	$1,255,734

Agricultural business, including secured by farmland
Risk Rating
Pass	$48,620	$35,520	$24,659	$17,658	$23,885	$38,273	$123,158	$311,773
Special Mention	550	—	652	—	—	301	308	1,811
Substandard	4,057	—	626	—	7,819	2,280	2,723	17,505
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business, including secured by farmland	$53,227	$35,520	$25,937	$17,658	$31,704	$40,854	$126,189	$331,089

The following tables present the Company’s portfolio of non-risk-rated loans by class and delinquency status as of March 31, 2024 and December 31, 2023 (in thousands). In addition, the tables include the gross charge-offs for the three months ended March 31, 2024. Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	March 31, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior

Small balance CRE
Past Due Category
Current	$10,859	$80,735	$189,935	$213,650	$159,133	$504,338	$13	$1,158,663
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	127	—	127
90 Days + Past Due	—	—	—	—	413	152	—	565
Total Small balance CRE	$10,859	$80,735	$189,935	$213,650	$159,546	$504,617	$13	$1,159,355

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Small business scored
Past Due Category
Current	$38,259	$191,736	$263,647	$166,289	$79,248	$148,379	$134,261	$1,021,819
30-59 Days Past Due	—	—	1,821	773	992	455	738	4,779
60-89 Days Past Due	—	—	718	—	—	114	202	1,034
90 Days + Past Due	—	24	150	—	7	254	—	435
Total Small business scored	$38,259	$191,760	$266,336	$167,062	$80,247	$149,202	$135,201	$1,028,067

Current period gross charge-offs	$—	$—	$307	$187	$47	$543	$—	$1,084

One- to four- family residential
Past Due Category
Current	$73,063	$354,622	$578,455	$257,392	$54,818	$233,780	$—	$1,552,130
30-59 Days Past Due	—	1,661	2,741	1,817	723	1,820	—	8,762
60-89 Days Past Due	—	—	—	—	—	77	—	77
90 Days + Past Due	—	1,060	975	2,269	192	1,369	—	5,865
Total One- to four- family residential	$73,063	$357,343	$582,171	$261,478	$55,733	$237,046	$—	$1,566,834

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$4,551	$832	$3,063	$1,302	$1,382	$6,342	$573,322	$590,794
30-59 Days Past Due	—	—	587	—	45	262	1,618	2,512
60-89 Days Past Due	—	—	252	381	—	120	210	963
90 Days + Past Due	—	—	358	129	1,043	1,048	213	2,791
Total Consumer—home equity revolving lines of credit	$4,551	$832	$4,260	$1,812	$2,470	$7,772	$575,363	$597,060

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$54	$54

Consumer-other
Past Due Category
Current	$1,933	$9,357	$30,150	$9,457	$6,607	$21,335	$27,347	$106,186
30-59 Days Past Due	—	1	27	2	3	40	179	252
60-89 Days Past Due	—	10	—	—	—	—	86	96
90 Days + Past Due	—	4	—	—	—	—	—	4
Total Consumer-other	$1,933	$9,372	$30,177	$9,459	$6,610	$21,375	$27,612	$106,538

Current period gross charge-offs	$—	$21	$65	$37	$27	$56	$309	$515

	December 31, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Small balance CRE
Past Due Category
Current	$83,077	$194,213	$215,550	$163,689	$121,596	$399,025	$378	$1,177,528
30-59 Days Past Due	—	—	—	—	159	400	—	559
60-89 Days Past Due	—	—	—	—	—	—	—	—
90 Days + Past Due	—	—	—	413	—	—	—	413
Total Small balance CRE	$83,077	$194,213	$215,550	$164,102	$121,755	$399,425	$378	$1,178,500

Small business scored
Past Due Category
Current	$197,138	$276,888	$172,286	$84,320	$61,613	$96,269	$129,998	$1,018,512
30-59 Days Past Due	16	171	1,048	52	169	287	307	2,050
60-89 Days Past Due	18	—	—	60	79	393	83	633
90 Days + Past Due	24	69	148	—	460	257	1	959
Total Small business scored	$197,196	$277,128	$173,482	$84,432	$62,321	$97,206	$130,389	$1,022,154

One- to four- family residential
Past Due Category
Current	$360,797	$586,167	$262,414	$56,436	$31,275	$206,247	$209	$1,503,545
30-59 Days Past Due	846	3,087	979	511	—	1,441	—	6,864
60-89 Days Past Due	—	540	510	388	151	790	—	2,379
90 Days + Past Due	1,060	700	1,582	192	633	1,091	—	5,258
Total One- to four- family residential	$362,703	$590,494	$265,485	$57,527	$32,059	$209,569	$209	$1,518,046

	December 31, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$5,003	$2,594	$1,564	$1,200	$1,177	$4,678	$566,249	$582,465
30-59 Days Past Due	—	51	93	66	175	324	2,063	2,772
60-89 Days Past Due	—	—	98	—	50	246	445	839
90 Days + Past Due	—	365	178	1,043	19	966	56	2,627
Total Consumer—home equity revolving lines of credit	$5,003	$3,010	$1,933	$2,309	$1,421	$6,214	$568,813	$588,703

Consumer-other
Past Due Category
Current	$10,756	$31,836	$9,961	$6,906	$4,441	$17,920	$28,207	$110,027
30-59 Days Past Due	5	—	62	—	—	81	269	417
60-89 Days Past Due	12	—	4	2	20	6	97	141
90 Days + Past Due	—	58	—	28	10	—	—	96
Total Consumer-other	$10,773	$31,894	$10,027	$6,936	$4,471	$18,007	$28,573	$110,681

The following tables provide the amortized cost basis of collateral-dependent loans as of March 31, 2024 and December 31, 2023 (in thousands). Our collateral dependent loans presented in the tables below have no significant concentrations by property type or location.

	March 31, 2024
	Real Estate	Accounts Receivable	Equipment	Inventory	Total
Commercial real estate:
Owner-occupied	$1,391	$—	$—	$—	$1,391
Small balance CRE	697	—	—	—	697
One- to four-family construction	3,948	—	—	—	3,948
Land and land development	551	—	—	—	551
Commercial business	—	1,968	3,456	548	5,972
Agricultural business, including secured by farmland	2,496	—	—	—	2,496
One- to four-family residential	2,997	—	—	—	2,997
Consumer—home equity revolving lines of credit	821	—	—	—	821
Total	$12,901	$1,968	$3,456	$548	$18,873

	December 31, 2023
	Real Estate	Accounts Receivable	Equipment	Inventory	Total
Commercial real estate:
Owner-occupied	$1,391	$—	$—	$—	$1,391
Small balance CRE	755	—	—	—	755
One- to four-family construction	8,859	—	—	—	8,859
Commercial business	—	1,059	5,085	812	6,956
Agricultural business, including secured by farmland	2,576	—	—	—	2,576
One- to four-family residential	1,954	—	—	—	1,954
Consumer—home equity revolving lines of credit	821	—	—	—	821
Total	$16,356	$1,059	$5,085	$812	$23,312

The following tables provide additional detail on the age analysis of the Company’s past due loans as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$1,391	$—	$—	$1,391	$903,672	$905,063	$1,391	$1,447	$—
Investment properties	—	—	—	—	1,544,885	1,544,885	—	—	—
Small balance CRE	—	127	565	692	1,158,663	1,159,355	697	1,306	—
Multifamily real estate	—	—	—	—	809,101	809,101	—	—	—
Construction, land and land development:
Commercial construction	—	—	—	—	158,011	158,011	—	—	—
Multifamily construction	—	—	—	—	573,014	573,014	—	—	—
One- to four-family construction	598	—	4,487	5,085	490,846	495,931	3,948	4,201	286
Land and land development	1,777	—	829	2,606	341,957	344,563	550	828	—
Commercial business:
Commercial business	70	—	430	500	1,262,216	1,262,716	121	6,345	—
Small business scored	4,779	1,034	435	6,248	1,021,819	1,028,067	—	1,010	—
Agricultural business, including secured by farmland	—	—	1,585	1,585	316,373	317,958	2,496	2,496	—
One- to four-family residential	8,762	77	5,865	14,704	1,552,130	1,566,834	2,981	7,750	409
Consumer:
Consumer—home equity revolving lines of credit	2,512	963	2,791	6,266	590,794	597,060	821	3,394	—
Consumer—other	252	96	4	352	106,186	106,538	—	17	—
Total	$20,141	$2,297	$16,991	$39,429	$10,829,667	$10,869,096	$13,005	$28,794	$695

(1)     The Company did not recognize any interest income on non-accrual loans during the three months ended March 31, 2024.

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$—	$—	$—	$915,897	$915,897	$1,391	$1,450	$—
Investment properties	—	—	—	—	1,541,344	1,541,344	—	—	—
Small balance CRE	559	—	413	972	1,177,528	1,178,500	755	1,227	—
Multifamily real estate	—	—	—	—	811,232	811,232	—	—	—
Construction, land and land development:
Commercial construction	—	—	—	—	170,011	170,011	—	—	—
Multifamily construction	—	—	—	—	503,993	503,993	—	—	—
One- to four-family construction	286	—	4,201	4,487	521,945	526,432	2,852	3,105	1,096
Land and land development	1,822	553	42	2,417	334,222	336,639	—	—	42
Commercial business:
Commercial business	1,166	5,735	1,181	8,082	1,247,652	1,255,734	789	7,346	—
Small business scored	2,050	633	959	3,642	1,018,512	1,022,154	—	1,656	1
Agricultural business, including secured by farmland	—	—	2,171	2,171	328,918	331,089	3,167	3,167	—
One-to four-family residential	6,864	2,379	5,258	14,501	1,503,545	1,518,046	1,939	5,702	1,205
Consumer:
Consumer—home equity revolving lines of credit	2,772	839	2,627	6,238	582,465	588,703	821	3,110	391
Consumer—other	417	141	96	654	110,027	110,681	—	94	10
Total	$15,936	$10,280	$16,948	$43,164	$10,767,291	$10,810,455	$11,714	$26,857	$2,745

(1)     The Company did not recognize any interest income on non-accrual loans during the year ended December 31, 2023.

The following tables provide the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31, 2024
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$44,384	$9,326	$28,095	$35,464	$3,865	$19,271	$9,238	$149,643
(Recapture)/provision for credit losses	(2,218)	(33)	813	1,108	(81)	1,145	690	1,424
Recoveries	1,389	—	—	781	106	16	159	2,451
Charge-offs	—	—	—	(1,809)	—	—	(569)	(2,378)
Ending balance	$43,555	$9,293	$28,908	$35,544	$3,890	$20,432	$9,518	$151,140

	For the Three Months Ended March 31, 2023
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$44,086	$7,734	$29,171	$33,299	$3,475	$14,729	$8,971	$141,465
(Recapture)/provision for credit losses	(1,295)	741	(738)	1,475	(490)	920	161	774
Recoveries	184	—	—	119	109	117	169	698
Charge-offs	—	—	—	(1,158)	—	(30)	(292)	(1,480)
Ending balance	$42,975	$8,475	$28,433	$33,735	$3,094	$15,736	$9,009	$141,457

Note 5: GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At March 31, 2024, intangible assets are comprised of goodwill and core deposit intangibles (CDI) acquired in business combinations. Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed at least annually for impairment. The Company has identified one reporting unit for the purpose of evaluating goodwill for impairment. The Company completed an assessment of qualitative factors as of December 31, 2023 and concluded that no further analysis was required as it is more likely than not that the fair value of Banner Bank, the reporting unit, exceeds the carrying value.

CDI represents the value of transaction-related deposits and the value of the client relationships associated with the deposits. The Company amortizes CDI assets over their estimated useful lives and reviews them at least annually for events or circumstances that could impair their value.

The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months ended March 31, 2024, and the year ended December 31, 2023 (in thousands):

	Goodwill	CDI	Total
Balance, December 31, 2022	$373,121	$9,440	$382,561
Amortization	—	(3,756)	(3,756)
Balance, December 31, 2023	373,121	5,684	378,805
Amortization	—	(723)	(723)
Balance, March 31, 2024	$373,121	$4,961	$378,082

The following table presents the estimated amortization expense with respect to CDI as of March 31, 2024, for the periods indicated (in thousands):

Estimated Amortization
Remainder of 2024	$1,902
2025	1,567
2026	904
2027	426
2028	126
Thereafter	36
$4,961

Mortgage Servicing Rights:  Mortgage and SBA servicing rights are reported in other assets.  SBA servicing rights are initially recorded and carried at fair value. Mortgage servicing rights are initially recognized at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the three months ended March 31, 2024 and 2023, the Company did not record any impairment charges or recoveries against mortgage servicing rights. The unpaid principal balance of loans for which mortgage and SBA servicing rights have been recognized totaled $2.78 billion at both March 31, 2024 and December 31, 2023, respectively.  Custodial accounts maintained in connection with this servicing totaled $22.1 million and $11.6 million at March 31, 2024 and December 31, 2023, respectively.

An analysis of the mortgage and SBA servicing rights for the three months ended March 31, 2024 and 2023 is presented below (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance, beginning of the period	$14,649	$16,166
Additions—amounts capitalized	306	136
Additions—through purchase	35	39
Amortization (1)	(806)	(847)
Fair value adjustments (2)	109	119
Balance, end of the period (3)	$14,293	$15,613

(1)    Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income within mortgage banking operations and any unamortized balance is fully amortized if the loan repays in full.
(2)    Fair value adjustments relate to SBA servicing rights. These adjustments are estimated based on an independent dealer analysis by discounting estimated net future cash flows from servicing SBA loans.
(3)    There was no valuation allowance on mortgage servicing rights as of both March 31, 2024 and 2023.

Note 6: DEPOSITS

Deposits consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Non-interest-bearing accounts	$4,699,553	$4,792,369
Interest-bearing checking	2,112,799	2,098,526
Regular savings accounts	3,171,933	2,980,530
Money market accounts	1,688,606	1,680,605
Total interest-bearing transaction and savings accounts	6,973,338	6,759,661
Certificates of deposit:
Certificates of deposit greater than or equal to $250,000	464,268	473,124
Certificates of deposit less than $250,000	1,021,612	1,004,343
Total certificates of deposit	1,485,880	1,477,467
Total deposits	$13,158,771	$13,029,497
Included in total deposits:
Public fund transaction and savings accounts	$391,638	$356,615
Public fund interest-bearing certificates	28,821	52,048
Total public deposits	$420,459	$408,663
Total brokered certificates of deposit	$107,527	$108,058

Scheduled maturities and weighted average interest rates of certificates of deposit at March 31, 2024 are as follows (dollars in thousands):

	March 31, 2024
	Amount	Weighted Average Rate
Maturing in one year or less	$1,390,579	3.91%
Maturing after one year through two years	68,397	2.74
Maturing after two years through three years	18,957	0.87
Maturing after three years through four years	4,392	0.53
Maturing after four years through five years	2,875	0.73
Maturing after five years	680	0.72
Total certificates of deposit	$1,485,880	3.80%

Note 7: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2024 and December 31, 2023, whether or not recognized or recorded in the Consolidated Statements of Financial Condition (dollars in thousands):

		March 31, 2024		December 31, 2023
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$209,276	$209,276	$254,464	$254,464
Securities—available-for-sale	2	2,219,582	2,219,582	2,348,479	2,348,479
Securities—available-for-sale	3	25,357	25,357	25,304	25,304
Securities—held-to-maturity	2	1,031,324	862,143	1,052,028	900,522
Securities—held-to-maturity	3	6,988	6,954	7,027	6,992
Loans held for sale	2	9,357	9,441	11,170	11,219
Loans receivable, net	3	10,717,956	10,296,927	10,660,812	10,250,271
Equity securities	1	387	387	449	449
FHLB stock	3	11,741	11,741	24,028	24,028
Bank-owned life insurance	1	306,600	306,600	304,366	304,366
Mortgage servicing rights	3	13,444	36,755	13,909	35,794
SBA servicing rights	3	849	849	740	740
Investments in limited partnerships	3	12,975	12,975	13,475	13,475
Derivatives:
Interest rate swaps	2	22,848	22,848	15,129	15,129
Interest rate lock and forward sales commitments	2,3	285	285	275	275
Liabilities:
Demand, interest checking and money market accounts	2	8,500,958	8,500,958	8,571,500	8,571,500
Regular savings	2	3,171,933	3,171,933	2,980,530	2,980,530
Certificates of deposit	2	1,485,880	1,473,413	1,477,467	1,465,612
FHLB advances	2	52,000	52,000	323,000	323,000
Other borrowings	2	183,341	183,341	182,877	182,877
Subordinated notes, net	2	89,456	86,598	92,851	85,536
Junior subordinated debentures	3	66,586	66,586	66,413	66,413
Derivatives:
Interest rate swaps	2	40,099	40,099	29,809	29,809
Interest rate lock and forward sales commitments	2,3	110	110	185	185
Risk participation agreement	2	18	18	42	42

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency obligations	$—	$8,893	$—	$8,893
Municipal bonds	—	127,009	—	127,009
Corporate bonds	—	94,084	25,357	119,441
Mortgage-backed or related securities	—	1,776,385	—	1,776,385
Asset-backed securities	—	213,211	—	213,211
	—	2,219,582	25,357	2,244,939

Loans held for sale(1)	—	7,208	—	7,208
Equity securities	387	—	—	387
SBA servicing rights	—	—	849	849
Investment in limited partnerships	—	—	12,975	12,975

Derivatives
Interest rate swaps	—	22,848	—	22,848
Interest rate lock and forward sales commitments	—	—	285	285
	$387	$2,249,638	$39,466	$2,289,491
Liabilities:
Junior subordinated debentures	$—	$—	$66,586	$66,586
Derivatives
Interest rate swaps	—	40,099	—	40,099
Interest rate lock and forward sales commitments	—	43	67	110
Risk participation agreement	—	18	—	18
	$—	$40,160	$66,653	$106,813

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency obligations	$—	$34,189	$—	$34,189
Municipal bonds	—	132,905	—	132,905
Corporate bonds	—	93,819	25,304	119,123
Mortgage-backed or related securities	—	1,866,714	—	1,866,714
Asset-backed securities	—	220,852	—	220,852
	—	2,348,479	25,304	2,373,783

Loans held for sale(1)	—	9,105	—	9,105
Equity securities	449	—	—	449
SBA servicing rights	—	—	740	740
Investment in limited partnerships	—	—	13,475	13,475

Derivatives
Interest rate swaps	—	15,129	—	15,129
Interest rate lock and forward sales commitments	—	—	275	275
	$449	$2,372,713	$39,794	$2,412,956
Liabilities:
Junior subordinated debentures	$—	$—	$66,413	$66,413
Derivatives
Interest rate swaps	—	29,809	—	29,809
Interest rate lock and forward sales commitments	—	161	24	185
Risk participation agreement	—	42	—	42
	$—	$30,012	$66,437	$96,449

(1)    The unpaid principal balance of residential mortgage loans held for sale carried at fair value on a recurring basis was $7.0 million and $8.8 million at March 31, 2024 and December 31, 2023, respectively.

The following methods were used to estimate the fair value of each class of financial instruments above:

Securities:  The estimated fair values of investment securities and mortgage-backed securities are priced using current active market quotes, if available, which are considered Level 1 measurements.  For most of the portfolio, matrix pricing based on the securities’ relationship to other benchmark quoted prices is used to establish the fair value.  These measurements are considered Level 2.  Due to the continued limited activity in the trust preferred markets that have limited the observability of market spreads for some of the Company’s trust preferred securities (TPS), management has classified these securities, included in Corporate Bonds, as a Level 3 fair value measure. Management periodically reviews the pricing information received from third-party pricing services and tests those prices against other sources to validate the reported fair values.

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2024 and December 31, 2023.  The factors used in the fair value estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, and quantitative and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and non-recurring basis at March 31, 2024 and December 31, 2023:

			Weighted Average Rate or Range
Financial Instruments	Valuation Technique	Unobservable Inputs	March 31, 2024	December 31, 2023
Corporate bonds (TPS)	Discounted cash flows	Discount rate	10.81%	10.84%
Junior subordinated debentures	Discounted cash flows	Discount rate	10.81%	10.84%
Loans individually evaluated	Collateral valuations	Discount to appraised value	0% to 80%	8.75% to 25%
Interest rate lock commitments	Pricing model	Pull-through rate	91.41%	88.24%
SBA servicing rights	Discounted cash flows	Constant prepayment rate	17.92%	16.92%

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

Junior subordinated debentures: Similar to the TPS discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner’s credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of March 31, 2024, or the passage of time, will result in negative fair value adjustments. At March 31, 2024, the discount rate utilized was based on a credit spread of 526 basis points and three-month SOFR of 530 basis points.

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

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31, 2024
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$25,304	$66,413	$251	$13,475	$740
Net change recognized in earnings	64	—	(33)	(930)	109
Net change recognized in accumulated other comprehensive income (AOCI)	(11)	173	—	—	—
Purchases, issuances and settlements	—	—	—	430	—
Ending balance at March 31, 2024	$25,357	$66,586	$218	$12,975	$849

	Three Months Ended
	March 31, 2023
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$28,694	$74,857	$39	$12,427	$835
Net change recognized in earnings	(103)	—	441	(520)	119
Net change recognized in AOCI	—	(154)	—	—	—
Purchases, issuances and settlements	—	—	—	487	—
Ending balance at March 31, 2023	$28,591	$74,703	$480	$12,394	$954

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

Items Measured at Fair Value on a Non-recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$4,484	$4,484
Real Estate Owned (REO)	$—	$—	$448	$448

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$8,308	$8,308
REO	—	—	526	526

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

As of March 31, 2024, the Company has recognized $2.0 million of unrecognized tax benefits for uncertain tax positions. The Company does not anticipate that there are additional uncertain tax positions or that any uncertain tax position which has not been recognized would materially affect the effective tax rate if recognized. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense. The Company files consolidated income tax returns in the U.S. federal jurisdiction and in the Oregon, California, Utah, Idaho and Montana state jurisdictions.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Tax credit investments	$100,954	$103,453
Unfunded commitments—tax credit investments	58,375	62,594

The following table presents other information related to the Company’s tax credit investments for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Tax credits and other tax benefits recognized	$2,994	$2,066
Tax credit amortization expense included in provision for income taxes	2,499	1,722

Note 9: CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings per share data for the three months ended March 31, 2024 and 2023 (in thousands, except shares and per share data):

	Three Months Ended March 31,
	2024	2023
Net income	$37,559	$55,555

Basic weighted average shares outstanding	34,391,564	34,239,533
Dilutive effect of unvested restricted stock	129,541	218,336
Diluted weighted shares outstanding	34,521,105	34,457,869
Earnings per common share
Basic	$1.09	$1.62
Diluted	$1.09	$1.61
Restricted stock units and stock options excluded from the diluted average outstanding share calculation (1)	2,734	3,804
(1)Anti-dilution occurs when the unrecognized compensation cost per share of a restricted stock unit or the exercise price of a stock option exceeds the market price of the Company’s stock.

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

The Company reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of March 31, 2024, 277,304 restricted stock shares and 443,387 restricted stock units have been granted under the 2014 Plan of which 4,809 restricted stock shares and 20,150 restricted stock units were unvested.

The Company reserved 900,000 shares of common stock for issuance under the 2018 Plan in connection with the exercise of awards. As of March 31, 2024, 737,286 restricted stock units have been granted under the 2018 Plan of which 272,683 restricted stock units were unvested.

The Company reserved 625,000 shares of common stock for issuance under the 2023 Plan in connection with the exercise of awards. As of March 31, 2024, no shares had been granted under the 2023 Plan.

The expense associated with all restricted stock grants (including restricted stock shares and restricted stock units) was $2.2 million and $2.1 million for the three months ended March 31, 2024 and March 31, 2023, respectively. Unrecognized compensation expense for these awards as of March 31, 2024, was $9.5 million and will be recognized over a weighted average period of 10 months.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	March 31, 2024	December 31, 2023
Commitments to extend credit	$3,913,474	$3,887,423
Standby letters of credit and financial guarantees	28,620	29,312
Commitments to originate loans	36,624	27,487
Risk participation agreements	45,936	46,348

Derivatives also included in Note 12:
Commitments to originate loans held for sale	22,625	19,572
Commitments to sell loans secured by one- to four-family residential properties	9,313	8,437
Commitments to sell securities related to mortgage banking activities	16,000	17,000

In addition to the commitments disclosed in the table above, the Company is committed to funding the unfunded portion of its tax credit investments. As of March 31, 2024 and December 31, 2023, the funded balances and remaining outstanding commitments of these unfunded tax investments were as follows (in thousands):

	March 31, 2024		December 31, 2023
	Funded Balance	Unfunded Balance	Funded Balance	Unfunded Balance
Tax credit investments	$68,778	$58,375	$68,559	$62,594

The Company has also entered into agreements to invest in limited partnerships. As of March 31, 2024 and December 31, 2023, the funded balances and remaining outstanding commitments of these limited partnership investments were as follows (in thousands):

	March 31, 2024		December 31, 2023
	Funded Balance	Unfunded Balance	Funded Balance	Unfunded Balance
Limited partnerships investments	$12,468	$15,032	$12,038	$10,462

Commitments to extend credit are agreements to lend to a client, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each client’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the client. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company’s allowance for credit losses - unfunded loan commitments at March 31, 2024 and December 31, 2023 was $13.6 million and $14.5 million, respectively.

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to clients during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the client. The Bank then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans would require a lock extension. The cost of a lock extension at times was borne by the client and at times by the Bank. These lock extension costs have not had a material impact to the Company’s operations. For mandatory delivery commitments the Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during the three months ended March 31, 2024 or March 31, 2023. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to clients and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Bank holds a security interest.  Based upon the information known to management at this time, the Company has accrued $14.8 million related to outstanding legal proceedings. There are no other legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at March 31, 2024.

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

As of March 31, 2024 and December 31, 2023, the notional values or contractual amounts and fair values of the Company’s derivatives were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2024		December 31, 2023		March 31, 2024		December 31, 2023
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
Hedged interest rate swaps	$—	$—	$—	$—	$400,000	$12,255	$400,000	$15,141
Interest rate swaps not designated in hedge relationships	$410,058	$33,896	$416,711	$29,058	$410,058	$33,938	$416,711	$29,126
Master netting agreements		(11,048)		(13,929)		(11,048)		(13,929)
Cash offset/(settlement)		—		—		4,954		(529)
Net interest rate swaps		22,848		15,129		40,099		29,809
Risk participation agreements	992	—	1,050	—	44,944	18	45,298	42
Mortgage loan commitments	22,625	285	19,572	275	—	—	—	—
Forward sales contracts	3,148	—	5,406	—	20,017	110	17,966	185
Total	$436,823	$23,133	$442,739	$15,404	$475,019	$40,227	$479,975	$30,036

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on the Company’s variable-rate assets. During the next 12 months, the Company estimates that an additional $11.0 million will be reclassified as a decrease to interest income.

The following table presents the effect of cash flow hedge accounting on AOCI for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31, 2024
	Amount of Gain or (Loss) Recognized in AOCI on Derivative	Amount of Gain or (Loss) Recognized in AOCI Included Component	Amount of Gain or (Loss) Recognized in AOCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest rate swaps	$(1,696)	$(1,696)	$—	Interest Income	$(4,576)	$(4,576)	$—

	For the Three Months Ended March 31, 2023
	Amount of Gain or (Loss) Recognized in AOCI on Derivative	Amount of Gain or (Loss) Recognized in AOCI Included Component	Amount of Gain or (Loss) Recognized in AOCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest rate swaps	$1,125	$1,125	$—	Interest Income	$(3,613)	$(3,613)	$—

At March 31, 2024 and December 31, 2023, we recorded total net unrealized losses on cash flow hedges in AOCI of $8.4 million and $10.6 million, respectively.

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

Gains (losses) recognized in income within mortgage banking operations on non-designated hedging instruments for the three months ended March 31, 2024 and 2023, were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Mortgage loan commitments	$33	$440
Forward sales contracts	70	(142)
	$103	$298

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between the Bank and the dealer counterparties, the agreements contain a provision where if the Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required the Bank to maintain a specific capital level. If the Bank had breached any of these provisions at March 31, 2024 or December 31, 2023, it could have been required to settle its obligations under the agreements at the termination value. As of March 31, 2024 and December 31, 2023, the Company had no obligations to dealer counterparties related to these agreements. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $17.7 million and $15.0 million as of March 31, 2024 and December 31, 2023, respectively. The collateral posted included restricted cash of $16.7 million and $14.0 million as of March 31, 2024 and 2023, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable. In addition, some interest rate swap derivatives between the Company and the dealer counterparties are cleared through central clearing houses. These clearing houses characterize the variation margin payments as settlements of the derivative’s market exposure and not as collateral. The variation margin is treated as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative liability. The variation margin adjustment was a positive adjustment of $5.0 million and a negative adjustment of $529,000 as of March 31, 2024 and December 31, 2023, respectively.

The following tables present additional information related to the Company’s derivative contracts, by type of financial instrument, as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$33,896	$(11,048)	$22,848	$—	$—	$22,848
	$33,896	$(11,048)	$22,848	$—	$—	$22,848
Derivative liabilities
Interest rate swaps	$46,193	$(6,094)	$40,099	$—	$(15,834)	$24,265
	$46,193	$(6,094)	$40,099	$—	$(15,834)	$24,265

	December 31, 2023
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$29,058	$(13,929)	$15,129	$—	$—	$15,129
	$29,058	$(13,929)	$15,129	$—	$—	$15,129
Derivative liabilities
Interest rate swaps	$44,267	$(14,458)	$29,809	$—	$(13,124)	$16,685
	$44,267	$(14,458)	$29,809	$—	$(13,124)	$16,685

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Banner is a bank holding company incorporated in the State of Washington, which wholly owns one subsidiary bank, Banner Bank. The Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of March 31, 2024, it had 135 branch offices and 13 loan production offices located in Washington, Oregon, California, Idaho and Utah.  Banner is subject to regulation by the Federal Reserve.  The Bank is subject to regulation by the Washington DFI and the FDIC.  As of March 31, 2024, we had total consolidated assets of $15.52 billion, total loans of $10.87 billion, total deposits of $13.16 billion and total shareholders’ equity of $1.66 billion.

The Bank is a regional bank that offers a wide variety of commercial banking services and financial products to individuals, businesses and public sector entities in its primary market areas.  The Bank’s primary business is that of traditional banking institutions, accepting deposits and originating loans in locations surrounding our offices in Washington, Oregon, California, Idaho and Utah.  The Bank is also an active participant in secondary loan markets, engaging in mortgage banking operations through the origination and sale of one- to four-family residential loans.  Lending activities include commercial business and commercial real estate loans, agriculture business loans, construction and land development loans, one- to four-family and multifamily residential loans, SBA loans and consumer loans.

The Company’s successful execution of its super community bank model and strategic initiatives has delivered solid core operating results and profitability over the last several years. The Company’s longer term strategic initiatives continue to focus on originating high quality assets and client acquisition, which we believe will continue to generate strong revenue while maintaining the Company’s moderate risk profile.

First Quarter 2024 Financial Highlights
•Revenues were $144.6 million for the first quarter of 2024, compared to $152.5 million in the preceding quarter.
•Adjusted revenue* (the total of net interest income and total non-interest income adjusted for the net gain or loss on the sale of securities and the net change in valuation of financial instruments) was $150.4 million in the first quarter of 2024, compared to $157.1 million in the preceding quarter.
•Net interest income was $133.0 million in the first quarter of 2024, compared to $138.4 million in the preceding quarter.
•Net interest margin, on a tax equivalent basis, was 3.74%, compared to 3.83% in the preceding quarter.
•Mortgage banking operations revenue was $2.3 million for the first quarter of 2024, compared to $5.4 million in the preceding quarter.
•Return on average assets was 0.97%, compared to 1.09% in the preceding quarter.
•Net loans receivable increased 1% to $10.72 billion at March 31, 2024, compared to $10.66 billion at December 31, 2023.
•Non-performing assets were $29.9 million, or 0.19% of total assets, at March 31, 2024, compared to $30.1 million, or 0.19% of total assets at December 31, 2023.
•The allowance for credit losses - loans was $151.1 million, or 1.39% of total loans receivable, as of March 31, 2024, compared to $149.6 million, or 1.38% of total loans receivable, at December 31, 2023.
•Total deposits increased to $13.16 billion at March 31, 2024, compared to $13.03 billion at December 31, 2023. Core deposits represented 89% of total deposits at March 31, 2024.
•Banner Bank’s estimated uninsured deposits were approximately 31% of total deposits at both March 31, 2024 and December 31, 2023.
•Banner Bank’s estimated uninsured deposits, excluding collateralized public deposits and affiliate deposits, were approximately 28% of total deposits at both March 31, 2024 and December 31, 2023.
•Available borrowing capacity was $5.05 billion at March 31, 2024, compared to $4.65 billion at December 31, 2023.
•On balance sheet liquidity was $2.77 billion at March 31, 2024, compared to $2.93 billion at December 31, 2023.
•Dividends paid to shareholders were $0.48 per share in the quarter ended March 31, 2024.
•Common shareholders’ equity per share increased 1% to $48.39 at March 31, 2024, compared to $48.12 at the preceding quarter end.
•Tangible common shareholders’ equity per share* increased 1% to $37.40 at March 31, 2024, compared to $37.09 at the preceding quarter end.

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

Adjusted revenue, adjusted diluted earnings per share, adjusted return on average assets, adjusted return on average equity and adjusted efficiency ratio are non-GAAP financial measures. To calculate these non-GAAP measures, we make adjustments to our GAAP revenues and expenses as reported on our Consolidated Statements of Operations. Management believes that these non-GAAP financial measures provide information to investors that is useful in evaluating the operating performance and trends of financial services companies, including the Company (dollars in thousands except per share data).

	Quarters Ended
	Mar 31, 2024	Dec 31, 2023	Mar 31, 2023
ADJUSTED REVENUE
Net interest income (GAAP)	$132,959	$138,409	$153,312
Non-interest income (GAAP)	11,591	14,052	9,277
Total revenue (GAAP)	144,550	152,461	162,589
Exclude: Net loss on sale of securities	4,903	4,806	7,252
Net change in valuation of financial instruments carried at fair value	992	(139)	552
Adjusted revenue (non-GAAP)	$150,445	$157,128	$170,393

	Quarters Ended
	Mar 31, 2024	Dec 31, 2023	Mar 31, 2023
ADJUSTED EARNINGS
Net income (GAAP)	$37,559	$42,624	$55,555
Exclude: Net loss on sale of securities	4,903	4,806	7,252
Net change in valuation of financial instruments carried at fair value	992	(139)	552
Banner Forward expenses(1)	—	—	143
Related net tax benefit	(1,415)	(1,121)	(1,907)
Total adjusted earnings (non-GAAP)	$42,039	$46,170	$61,595
Diluted earnings per share (GAAP)	$1.09	$1.24	$1.61
Adjusted diluted earnings per share (non-GAAP)	$1.22	$1.34	$1.79
Return on average assets	0.97%	1.09%	1.44%
Adjusted return on average assets (2)	1.08%	1.18%	1.60%
Return on average equity	9.14%	10.98%	15.00%
Adjusted return on average equity (3)	10.24%	11.89%	16.63%

	Quarters Ended
	Mar 31, 2024	Dec 31, 2023	Mar 31, 2023
ADJUSTED EFFICIENCY RATIO
Non-interest expense (GAAP)	$97,641	$96,621	$94,621
Exclude: Banner Forward expenses (1)	—	—	(143)
CDI amortization	(723)	(858)	(1,050)
State and municipal tax expense	(1,304)	(1,372)	(1,300)
REO operations	220	(47)	277
Adjusted non-interest expense (non-GAAP)	$95,834	$94,344	$92,405

Net interest income (GAAP)	$132,959	$138,409	$153,312
Non-interest income (GAAP)	11,591	14,052	9,277
Total revenue (GAAP)	144,550	152,461	162,589
Exclude: Net loss on sale of securities	4,903	4,806	7,252
Net change in valuation of financial instruments carried at fair value	992	(139)	552
Adjusted revenue (non-GAAP)	$150,445	$157,128	$170,393

Efficiency ratio (GAAP)	67.55%	63.37%	58.20%
Adjusted efficiency ratio (non-GAAP) (4)	63.70%	60.04%	54.23%
(1)Included in miscellaneous expenses in the Consolidated Statement of Operations.
(2)Adjusted earnings (non-GAAP) divided by average assets.
(3)Adjusted earnings (non-GAAP) divided by average equity.
(4)Adjusted non-interest expense (non-GAAP) divided by adjusted revenue.

The ratio of tangible common shareholders’ equity to tangible assets is also a non-GAAP financial measure. We calculate tangible common equity by excluding goodwill and other intangible assets from shareholders’ equity. We calculate tangible assets by excluding the balance of goodwill and other intangible assets from total assets. We believe that this is consistent with the treatment by our bank regulatory agencies, which exclude goodwill and other intangible assets from the calculation of risk-based capital ratios. Management believes that this non-GAAP financial measure provides information to investors that is useful in understanding the basis of our capital position (dollars in thousands except share and per share data).

TANGIBLE COMMON SHAREHOLDERS’ EQUITY TO TANGIBLE ASSETS
	March 31, 2024	December 31, 2023	March 31, 2023
Shareholders’ equity (GAAP)	$1,664,508	$1,652,691	$1,531,695
Exclude goodwill and other intangible assets, net	378,082	378,805	381,511
Tangible common shareholders’ equity (non-GAAP)	$1,286,426	$1,273,886	$1,150,184
Total assets (GAAP)	$15,518,279	$15,670,391	$15,533,603
Exclude goodwill and other intangible assets, net	378,082	378,805	381,511
Total tangible assets (non-GAAP)	$15,140,197	$15,291,586	$15,152,092
Common shareholders’ equity to total assets (GAAP)	10.73%	10.55%	9.86%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	8.50%	8.33%	7.59%

TANGIBLE COMMON SHAREHOLDERS’ EQUITY PER SHARE
Tangible common shareholders’ equity (non-GAAP)	$1,286,426	$1,273,886	$1,150,184
Common shares outstanding at end of period	34,395,221	34,348,369	34,308,540
Common shareholders’ equity (book value) per share (GAAP)	$48.39	$48.12	$44.64
Tangible common shareholders’ equity (tangible book value) per share (non-GAAP)	$37.40	$37.09	$33.52

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

Summary of Critical Accounting Estimates

Our critical accounting estimates are described in detail in the Critical Accounting Estimates section of the 2023 Form 10-K. The condensed consolidated financial statements are prepared in conformity with GAAP and follow general practices within the financial services industry in which the Company operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements. As this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain estimates inherently have a greater reliance on the use of assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes that the allowance for credit losses and fair value require significant judgements and assumptions which are susceptible to significant changes based on the current environment. There have been no significant changes in our application of critical accounting estimates since December 31, 2023.

Comparison of Financial Condition at March 31, 2024 and December 31, 2023

General:  Total assets decreased $152.1 million to $15.52 billion at March 31, 2024, from $15.67 billion at December 31, 2023. The decrease compared to the prior quarter was primarily due to the sale of securities and normal cash flows from the security portfolio, partially offset by loan growth.

Loans and lending: Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a total loans to total deposits ratio at a level designed to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. Our loan to deposit ratio at March 31, 2024 was 83%. We offer a wide range of loan products to meet the demands of our clients. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Total loans receivable (gross loans less deferred fees and discounts and excluding loans held for sale) increased $58.6 million at March 31, 2024, compared to December 31, 2023, primarily reflecting increased one-to-four family residential loans, multifamily construction loans, and home equity revolving lines of credit, partially offset by decreased one-to-four family construction loans and total commercial real estate loans. At March 31, 2024, our loans receivable totaled $10.87 billion compared to $10.81 billion at December 31, 2023.

The following table sets forth the composition of the Company’s loans receivable by type of loan as of the dates indicated (dollars in thousands):

				Percentage Change
	Mar 31, 2024	Dec 31, 2023	Mar 31, 2023	Year End	Prior Year Qtr.
Commercial real estate:
Owner-occupied	$905,063	$915,897	$865,705	(1.2)%	4.5%
Investment properties	1,544,885	1,541,344	1,520,261	0.2	1.6
Small balance CRE	1,159,355	1,178,500	1,179,749	(1.6)	(1.7)
Total Commercial real estate	3,609,303	3,635,741	3,565,715	(0.7)	1.2
Multifamily real estate	809,101	811,232	696,864	(0.3)	16.1
Construction, land and land development:
Commercial construction	158,011	170,011	191,051	(7.1)	(17.3)
Multifamily construction	573,014	503,993	362,425	13.7	58.1
One- to four-family construction	495,931	526,432	584,655	(5.8)	(15.2)
Land and land development	344,563	336,639	329,438	2.4	4.6
Total Construction, land and land development	1,571,519	1,537,075	1,467,569	2.2	7.1
Commercial business:
Commercial business	1,262,716	1,255,734	1,266,047	0.6	(0.3)
Small business scored	1,028,067	1,022,154	960,650	0.6	7.0
Total Commercial business	2,290,783	2,277,888	2,226,697	0.6	2.9
Agricultural business, including secured by farmland	317,958	331,089	272,707	(4.0)	16.6
One- to four-family residential	1,566,834	1,518,046	1,252,104	3.2	25.1
Consumer:
Consumer—home equity revolving lines of credit	597,060	588,703	564,334	1.4	5.8
Consumer—other	106,538	110,681	114,694	(3.7)	(7.1)
Total Consumer	703,598	699,384	679,028	0.6	3.6
Total loans receivable	$10,869,096	$10,810,455	$10,160,684	0.5%	7.0%

Our commercial real estate loans totaled $3.61 billion, or 33% of our loan portfolio, at March 31, 2024. In addition, multifamily real estate loans totaled $809.1 million and comprised 7% of our loan portfolio at March 31, 2024. Commercial real estate loans decreased by $26.4 million during the first three months of 2024, while multifamily real estate loans decreased by $2.1 million.

Our construction, land and land development loans totaled $1.57 billion, or 14% of our loan portfolio at March 31, 2024, compared to $1.54 billion at December 31, 2023. The largest shifts in our construction, land and land development portfolio occurred in multifamily and one- to four-family construction loans. Multifamily construction loans increased $69.0 million, or 14%, to $573.0 million at March 31, 2024, compared to December 31, 2023. Multifamily construction loans represented approximately 5% of our total loan portfolio at March 31, 2024 and was comprised of affordable housing projects and, to a lesser extent, market rate multifamily projects across our footprint. One- to four-family construction loans decreased $30.5 million, or 6%, to $495.9 million at March 31, 2024, compared to $526.4 million at December 31, 2023. One- to four-family construction loans represented approximately 5% of our total loan portfolio at March 31, 2024, and included speculative construction loans, as well as “all-in-one” construction loans made to owner occupants that convert to permanent loans upon completion of the homes that, depending on market conditions, may be subsequently sold into the secondary market.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  Our commercial and agricultural business loans were $2.61 billion at both March 31, 2024 and December 31, 2023. Commercial and agricultural business loans represented approximately 24% of our loan portfolio at March 31, 2024. Our commercial business lending also includes participation in certain syndicated loans, including shared national credits, which totaled $218.7 million, or 2% of our loan portfolio, at March 31, 2024, compared to $239.0 million, or 2% of our loan portfolio, at December 31, 2023.

We are active originators of one- to four-family residential loans in most communities where we have established offices in Washington, Oregon, California, Idaho and Utah. Most of the one- to four-family residential loans we originate in normal market conditions are sold in secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking operations. At March 31, 2024, one- to four-family residential loans retained in our portfolio increased $48.8 million, to $1.57 billion, compared to $1.52 billion at December 31, 2023. The increase in one- to four-family residential loans was primarily the result of a higher percentage of one- to four-family construction loans converting to one- to four-family residential loans. One- to four-family residential loans represented 14% of our loan portfolio at March 31, 2024.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit clients. At March 31, 2024, consumer loans, including home equity revolving lines of credit, increased $4.2 million to $703.6 million, compared to $699.4 million at December 31, 2023.

The following table shows the commitment amount for loan origination (excluding loans held for sale) activity for the periods indicated (in thousands):

	Three Months Ended
	Mar 31, 2024	Dec 31, 2023	Mar 31, 2023
Commercial real estate	$67,362	$76,277	$75,768
Multifamily real estate	385	5,360	35,520
Construction and land	437,273	382,905	247,842
Commercial business	154,715	166,984	131,826
Agricultural business	34,406	15,058	23,181
One-to four- family residential	17,568	37,446	34,265
Consumer	66,145	57,427	60,888
Total commitment amount for loan originations (excluding loans held for sale)	$777,854	$741,457	$609,290

Loans held for sale decreased to $9.4 million at March 31, 2024, compared to $11.2 million at December 31, 2023, as sales exceeded originations of held-for-sale loans during the three months ended March 31, 2024. Originations of loans held for sale increased to $48.4 million for the three months ended March 31, 2024, compared to $39.6 million for the same period last year. The volume of one- to four-family residential mortgage loans sold was $65.9 million during the three months ended March 31, 2024, compared to $40.5 million in the same period a year ago.

The following table presents loans by geographic concentration at the dates indicated (dollars in thousands):

	Mar 31, 2024		Dec 31, 2023	Mar 31, 2023	Percentage Change
	Amount	Percentage	Amount	Amount	Year End	Prior Year Qtr.
Washington	$5,091,912	46%	$5,095,602	$4,808,821	(0.1)%	5.9%
California	2,687,114	25	2,670,923	2,490,666	0.6	7.9
Oregon	2,013,453	18	1,974,001	1,823,057	2.0	10.4
Idaho	613,155	6	610,064	565,335	0.5	8.5
Utah	72,652	1	68,931	67,085	5.4	8.3
Other	390,810	4	390,934	405,720	—	(3.7)
Total loans receivable	$10,869,096	100%	$10,810,455	$10,160,684	0.5%	7.0%

Investment Securities: Total securities decreased $149.6 million to $3.28 billion at March 31, 2024, from $3.43 billion at December 31, 2023, primarily due to the securities sales, paydowns and maturities. Securities sales, paydowns and maturities exceeded purchases during the three-month period ended March 31, 2024. Purchases during the three months ended March 31, 2024, consisted primarily of state and local government obligations and agency commercial mortgage-backed securities. The average effective duration of the Company’s securities portfolio was 6.6 years at March 31, 2024, compared to 6.5 years at December 31, 2023. Fair value adjustments for securities designated as available-for-sale decreased $21.8 million for the three months ended March 31, 2024, which was included, net of the associated tax benefit of $5.2 million, as a component of other comprehensive income, and largely occurred as a result of increases in market interest rates during the three months ended March 31, 2024.

Deposits: Deposits, client retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes. We compete with other financial institutions and financial intermediaries in attracting deposits and we generally attract deposits within our primary market areas. Much of the focus of our branch strategy and marketing efforts over the last several years have been directed toward attracting additional deposit client relationships and balances. This effort has been particularly directed towards emphasizing core deposit activity in non-interest-bearing and other transaction and savings accounts. Despite rate sensitive deposits shifting out of non-interest bearing deposits during 2023 due to clients seeking higher yields on their deposits, our strategy of focusing on relationship banking remains intact.

The following table sets forth the Company’s deposits by type of deposit account as of the dates indicated (dollars in thousands):

				Percentage Change
	Mar 31, 2024	Dec 31, 2023	Mar 31, 2023	Year End	Prior Year Qtr.
Non-interest-bearing	$4,699,553	$4,792,369	$5,764,009	(1.9)%	(18.5)%
Interest-bearing checking	2,112,799	2,098,526	1,794,477	0.7	17.7
Regular savings accounts	3,171,933	2,980,530	2,502,084	6.4	26.8
Money market accounts	1,688,606	1,680,605	2,143,700	0.5	(21.2)
Interest-bearing transaction & savings accounts	6,973,338	6,759,661	6,440,261	3.2	8.3
Total core deposits	11,672,891	11,552,030	12,204,270	1.0	(4.4)
Interest-bearing certificates	1,485,880	1,477,467	949,932	0.6	56.4
Total deposits	$13,158,771	$13,029,497	$13,154,202	1.0%	—%

Total deposits increased $129.3 million at March 31, 2024, compared to December 31, 2023, with core deposits increasing $120.9 million and certificates of deposit increasing $8.4 million. The increase in core deposits was primarily due to increases in savings accounts. Certificates of deposit increased 1% at March 31, 2024, compared to December 31, 2023, reflecting higher rates attracting clients to these deposit types, partially offset by a $531,000 decrease in brokered deposits. We had $107.5 million of brokered deposits at March 31, 2024, compared to $108.1 million at December 31, 2023. Core deposits represented 89% of total deposits at both March 31, 2024 and December 31, 2023, respectively. Competition for deposits in our market areas remains strong.

The following table sets forth the number and average account balance of the Company’s deposit accounts as of the dates indicated (dollars in thousands):

	Mar 31, 2024	Dec 31, 2023	Mar 31, 2023
Number of deposit accounts	461,399	463,750	462,880
Average account balance per account	$29	$29	$28

The following table presents deposits by geographic concentration at the dates indicated (dollars in thousands):

	Mar 31, 2024		Dec 31, 2023	Mar 31, 2023	Percentage Change
	Amount	Percentage	Amount	Amount	Year End	Prior Year Qtr.
Washington	$7,258,785	55%	$7,247,392	$7,237,499	0.2%	0.3%
Oregon	2,914,605	22	2,852,677	2,911,788	2.2	0.1
California	2,316,515	18	2,269,557	2,309,174	2.1	0.3
Idaho	668,866	5	659,871	695,741	1.4	(3.9)
Total deposits	$13,158,771	100%	$13,029,497	$13,154,202	1.0%	—%

Borrowings: We had $52.0 million of FHLB advances at March 31, 2024, compared to $323.0 million at December 31, 2023, reflecting paydowns of the FHLB advances due to cash flows from the security portfolio and an increase in core deposits. At March 31, 2024, the Company’s off-balance sheet liquidity included additional borrowing capacity of $3.27 billion at the FHLB and $1.66 billion at the Federal Reserve as well as federal funds line of credit agreements with other financial institutions of $125.0 million. Other borrowings, consisting of retail repurchase agreements primarily related to client cash management accounts, increased $464,000 to $183.3 million at March 31, 2024, compared to $182.9 million at December 31, 2023. Junior subordinated debentures totaled $66.6 million at March 31, 2024, compared to $66.4 million at December 31, 2023. Subordinated notes, net of issuance costs were $89.5 million at March 31, 2024, compared to $92.9 million at December 31, 2023. The decrease in subordinated notes was due to Banner Bank’s purchase of $3.5 million of Banner’s subordinated debt during the first quarter of 2024.

Shareholders’ Equity: Total shareholders’ equity increased $11.8 million to $1.66 billion at March 31, 2024, as compared to $1.65 billion at December 31, 2023. The increase in shareholders’ equity was primarily due to a $20.8 million increase in retained earnings as a result of $37.6 million in net income, partially offset by the accrual of cash dividends during the three months ended March 31, 2024. In addition, accumulated other comprehensive loss increased by $10.3 million, primarily due to an increase in the unrealized losses on the security portfolio. There were no shares of common stock repurchased during the three months ended March 31, 2024. Tangible common shareholders’ equity, which excludes goodwill and other intangible assets and is a non-GAAP financial measure, increased $12.5 million to $1.29 billion, or 8.50% of tangible assets at March 31, 2024, compared to $1.27 billion, or 8.33% of tangible assets at December 31, 2023. A reconciliation of this non-GAAP financial measure to its comparable GAAP financial measure is presented above following First Quarter 2024 Highlights.

Comparison of Results of Operations for the Three Months Ended March 31, 2024, December 31, 2023 and March 31, 2023

For the quarter ended March 31, 2024, net income was $37.6 million, or $1.09 per diluted share, compared to $42.6 million, or $1.24 per diluted share, for the preceding quarter and $55.6 million, or $1.61 per diluted share, for the three months ended March 31, 2023. The decrease in net income for the current quarter compared to the preceding quarter was due to decreased net interest income and non-interest income and increased non-interest expense, partially offset by a reduced provision for credit losses. The decrease in net interest income was a result of an increase in funding costs reflecting the high interest rate environment, partially offset by increased yields on loans due to new loans being originated at higher interest rates. The decrease in net income for the same period a year ago was primarily due to decreased net interest income, increased non-interest expenses and an increase in the provision for credit losses, partially offset by increased non-interest income.

Net interest margin for the current quarter was impacted by an increase in funding costs due to the high interest rate environment and its effect on deposit costs, partially offset by increased yields on loans due to new loans being originated at higher interest rates. Total revenue for the quarter ended March 31, 2024, decreased compared to the preceding quarter due to increased funding costs, a decrease in mortgage banking operations income and an increase in the net loss for fair value adjustments on financial instruments carried at fair value, partially offset by increased interest income and deposit fees and other service charges. Total revenue decreased during the three months ended March 31, 2024, compared to the same period a year earlier due to increased funding costs, partially offset by increased interest income and a decrease in the net loss on the sale of securities recorded during the current period.

We recorded a $520,000 provision for credit losses for the quarter ended March 31, 2024, compared to a $2.5 million provision for credit losses in the preceding quarter and a $524,000 recapture of provision for credit losses for the three months ended March 31, 2023. The provision for credit losses for the current quarter is primarily related to the loan growth in the construction and one- to four-family loan portfolios, partially offset by a reduction in unfunded loan commitments in the construction portfolio. The provision for credit losses for the preceding quarter primarily reflected increased loan balances, partially offset by an increase in the trading price of our investments in other banks’ subordinated debt.

Total non-interest income decreased in the quarter ended March 31, 2024, compared to the preceding quarter and increased compared to the same period a year ago. The decrease in non-interest income during the current quarter compared to the preceding quarter was primarily due to a decrease in mortgage banking operations revenue, primarily due to a $3.5 million fair value gain recorded on multifamily loans during the preceding quarter as a result of their transfer from held for sale to held for investment, with no similar transaction recorded in the current quarter, and a decrease in the fair value adjustments on financial instruments carried at fair value during the current quarter, partially offset by an increase in deposit fees and other service charges. The increase in non-interest income during the three months ended March 31, 2024, compared to the same period last year was primarily due to a reduction in the net loss recognized on the sale of securities.

Total non-interest expense increased in the quarter ended March 31, 2024, compared to the preceding quarter and the same period a year ago. The increase in non-interest expense for the current quarter compared to the preceding quarter primarily reflects increases in salary and employee benefits, partially offset by decreases in professional and legal expense and advertising and marketing expense. The increase in non-interest expense compared to the same period a year ago primarily reflects increases in salary and employee benefits, payment and card processing services expense and deposit insurance expense.

OPERATING DATA:	Quarters Ended
(In thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Interest income	$184,688	$183,738	$166,961
Interest expense	51,729	45,329	13,649
Net interest income	132,959	138,409	153,312
Provision (recapture) for credit losses	520	2,522	(524)
Net interest income after provision (recapture) for credit losses	132,439	135,887	153,836
Deposit fees and other service charges	11,022	9,560	10,562
Mortgage banking operations	2,335	5,391	2,691
Net loss on sale of securities	(4,903)	(4,806)	(7,252)
Net change in valuation of financial instruments carried at fair value	(992)	139	(552)
All other non-interest income	4,129	3,768	3,828
Total non-interest income	11,591	14,052	9,277
Salary and employee benefits	62,369	60,111	61,389
All other non-interest expenses	35,272	36,510	33,232
Total non-interest expense	97,641	96,621	94,621
Income before provision for income tax expense	46,389	53,318	68,492
Provision for income tax expense	8,830	10,694	12,937
Net income	$37,559	$42,624	$55,555

PER COMMON SHARE DATA:	Quarters Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Net income:
Basic	$1.09	$1.24	$1.62
Diluted	1.09	1.24	1.61

Net Interest Income. Net interest income decreased by $5.5 million, or 4%, for the quarter ended March 31, 2024, compared to the preceding quarter. The decrease was primarily due to an increase in the cost of funding liabilities, partially offset by increases in the average yields on loans and investment securities. Net interest income decreased by $20.4 million, or 13%, to $133.0 million for the three months ended March 31, 2024, compared to $153.3 million for the same quarter a year ago, primarily due to increased funding costs, partially offset by an increase in the average yields on interest-earning assets. The higher funding costs and average yields on interest-earning assets compared to same period a year ago was primarily the result of higher interest rates.

Net interest margin on a tax equivalent basis decreased nine basis points to 3.74% for the first quarter of 2024, compared to 3.83% in the preceding quarter, and decreased 56 basis points from 4.30% in the same period a year ago. Net interest margin for the current quarter was affected by increased funding costs reflecting the persistent high interest rate environment, partially offset by increased yields on loans due to new loans being originated at higher interest rates as well as adjustable-rate loans repricing higher. The increase in the overall cost of funding liabilities was primarily due to the increase in rates across all deposits and most borrowing categories due to higher market rates generally, as well as a shift in the average balance of non-interest bearing deposits to higher costing savings accounts and certificates of deposit.

Interest Income. Interest income for the quarter ended March 31, 2024 was $184.7 million, compared to $183.7 million for the preceding quarter and $167.0 million for the same period in the prior year.  The increase in interest income during the current quarter compared to the preceding quarter occurred primarily as a result of average yields on total interest-earning assets increasing 10 basis points. The increased yield on interest-earning assets primarily reflects increases in the average yields on loans. The increase in interest income during the current quarter compared to the same period a year ago primarily reflects an increase in the average yield on interest-earning assets, mostly due to rising interest rates during 2023, partially offset by the lower average balance of interest-earning assets.

Interest income on loans for the current quarter increased $1.9 million from the preceding quarter and increased $23.2 million from the same period in the prior year. The increased interest income on loans for the current quarter compared to the preceding quarter was due to the average loan yields increasing to 5.87% for the quarter ended March 31, 2024, from 5.77% in the preceding quarter, reflecting adjustable-rate loans repricing higher. The average balance of loans receivable for the quarter ended March 31, 2024 increased 1%, compared to the preceding quarter, and increased 7%, compared to the same period the prior year, primarily reflecting the increase in one- to four-family loans.

Interest and dividend income on total investment securities for the current quarter decreased $1.0 million from the preceding quarter and decreased $5.5 million from the same period in the prior year. The decrease was due to a decline in the average balance of total investment securities, partially offset by a higher average yield earned on total investment securities during the current quarter compared to the preceding quarter and the comparable quarter a year ago. The average balance of total investment securities decreased to $3.78 billion for the quarter ended March 31, 2024 (excluding the effect of fair value adjustments), compared to $3.90 billion for the preceding quarter and $4.57 billion for the same period in the prior year. The average yield on the combined portfolio increased to 3.11% for the quarter ended March 31, 2024, from 3.08% in the preceding quarter and 3.10% in the same period in the prior year.

Interest Expense. Interest expense for the quarter ended March 31, 2024 increased $6.4 million, or 14%, compared to the preceding quarter, and increased compared to the same period in the prior year. The increase compared to the preceding quarter occurred as a result of a 22 basis point increase in the average cost of all funding liabilities to 1.53%, partially offset by a decrease in the average balance of funding liabilities, during the current quarter. The average balance of funding liabilities decreased $48.2 million for the quarter ended March 31, 2024, compared to the preceding quarter, primarily due to a decrease in non-interest-bearing deposits, partially offset by higher average balances of certificates of deposit and interest-bearing transaction and savings accounts and FHLB advances. The increase in interest expense compared to the prior year occurred as a result of an increase in the average cost of all funding liabilities compared to the same period in the prior year, partially offset by a decrease in average balances of funding liabilities.  The decrease in the average balance of funding liabilities reflects decreases in non-interest-bearing deposits and money market accounts, partially offset by higher average balances of interest-bearing transaction checking and savings accounts, certificates of deposit and FHLB advances.

Deposit interest expense for the quarter ended March 31, 2024 increased $5.3 million, or 13%, compared to the preceding quarter, and increased $35.4 million compared to $9.2 million for the same period in the prior year. The increase compared to the prior quarter and the comparable quarter a year ago was primarily the result of a larger percentage of core deposits being in interest bearing accounts and an increase in the mix of higher cost certificates of deposit as well as an overall increase in the average rate paid on interest-bearing deposits. The cost of interest-bearing deposits increased to 2.15% for the quarter ended March 31, 2024, compared to 1.92% in the preceding quarter and 0.51% for the same period a year earlier. The increase in the average cost of interest-bearing deposits compared to the same period a year ago was primarily the result of an increase in the cost of certificates of deposit along with an increase in the average balance of certificates of deposit. The average rate paid on total deposits, which includes non-interest bearing deposits, was 1.37% for the quarter ended March 31, 2024, compared to 1.18% in the preceding quarter and 0.28% for the same period in the prior year. Average deposit balances decreased for the quarter ended March 31, 2024, from the preceding quarter and the same period a year earlier.

Interest expense on total borrowings for the quarter ended March 31, 2024 increased to $7.1 million from $6.0 million for the preceding quarter and increased from $4.4 million for the same period a year earlier due to an increase in both the average balance of and rate paid on total borrowings. The increase in average borrowings compared to the prior quarter was largely due to an increase in the average balance of FHLB advances. The increase compared to the same period a year ago was also primarily due to an increase in the average balance of FHLB advances, partially offset by a decrease in the average balance of other borrowings. The average rate paid on total borrowings for the quarter ended March 31, 2024 increased from the preceding quarter and from the same period a year earlier.

Analysis of Net Interest Spread. The following table presents for the periods indicated our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities with additional comparative data on our operating performance (dollars in thousands):

ANALYSIS OF NET INTEREST SPREAD	Quarters Ended
(rates / ratios annualized)	Mar 31, 2024			Dec 31, 2023			Mar 31, 2023
(dollars in thousands)	Average Balance	Interest and Dividends	Yield / Cost (3)	Average Balance	Interest and Dividends	Yield / Cost (3)	Average Balance	Interest and Dividends	Yield / Cost (3)
Interest-earning assets:
Held for sale loans	$9,939	$167	6.76%	$31,148	$447	5.69%	$52,657	$671	5.17%
Mortgage loans	8,892,561	125,284	5.67%	8,770,029	123,382	5.58%	8,267,386	106,900	5.24%
Commercial/agricultural loans	1,830,095	30,847	6.78%	1,822,069	30,447	6.63%	1,709,345	25,226	5.99%
Consumer and other loans	133,854	2,196	6.60%	138,049	2,237	6.43%	137,096	2,115	6.26%
Total loans (1)	10,866,449	158,494	5.87%	10,761,295	156,513	5.77%	10,166,484	134,912	5.38%
Mortgage-backed securities	2,728,640	17,076	2.52%	2,798,647	17,541	2.49%	3,093,860	19,123	2.51%
Other securities	984,639	11,501	4.70%	1,035,842	11,993	4.59%	1,404,355	15,095	4.36%
Interest-bearing deposits with banks	45,264	459	4.08%	45,286	506	4.43%	53,584	608	4.60%
FHLB stock	19,073	209	4.41%	15,326	215	5.57%	14,236	90	2.56%
Total investment securities	3,777,616	29,245	3.11%	3,895,101	30,255	3.08%	4,566,035	34,916	3.10%
Total interest-earning assets	14,644,065	187,739	5.16%	14,656,396	186,768	5.06%	14,732,519	169,828	4.68%
Non-interest-earning assets	943,725			875,719			921,217
Total assets	$15,587,790			$15,532,115			$15,653,736
Deposits:
Interest-bearing checking accounts	$2,104,242	6,716	1.28%	$2,060,226	5,907	1.14%	$1,779,664	906	0.21%
Savings accounts	3,066,448	15,279	2.00%	2,885,167	12,560	1.73%	2,615,173	1,884	0.29%
Money market accounts	1,674,159	8,388	2.02%	1,723,426	7,644	1.76%	2,167,138	3,799	0.71%
Certificates of deposit	1,500,429	14,230	3.81%	1,477,474	13,231	3.55%	810,821	2,655	1.33%
Total interest-bearing deposits	8,345,278	44,613	2.15%	8,146,293	39,342	1.92%	7,372,796	9,244	0.51%
Non-interest-bearing deposits	4,711,922	—	—%	5,036,523	—	—%	5,960,791	—	—%
Total deposits	13,057,200	44,613	1.37%	13,182,816	39,342	1.18%	13,333,587	9,244	0.28%
Other interest-bearing liabilities:
FHLB advances	212,989	2,972	5.61%	129,630	1,870	5.72%	105,984	1,264	4.84%
Other borrowings	180,692	1,175	2.62%	185,518	1,125	2.41%	229,459	381	0.67%
Junior subordinated debentures and subordinated notes	181,579	2,969	6.58%	182,678	2,992	6.50%	189,178	2,760	5.92%
Total borrowings	575,260	7,116	4.98%	497,826	5,987	4.77%	524,621	4,405	3.41%
Total funding liabilities	13,632,460	51,729	1.53%	13,680,642	45,329	1.31%	13,858,208	13,649	0.40%
Other non-interest-bearing liabilities (2)	303,412			311,539			293,205
Total liabilities	13,935,872			13,992,181			14,151,413
Shareholders’ equity	1,651,918			1,539,934			1,502,323
Total liabilities and shareholders’ equity	$15,587,790			$15,532,115			$15,653,736
Net interest income/rate spread (tax equivalent)		$136,010	3.63%		$141,439	3.75%		$156,179	4.28%
Net interest margin (tax equivalent)			3.74%			3.83%			4.30%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(3,051)			(3,030)			(2,867)
Net interest income and margin, as reported		$132,959	3.65%		$138,409	3.75%		$153,312	4.22%
Additional Key Financial Ratios:
Return on average assets			0.97%			1.09%			1.44%
Adjusted return on average assets(4)			1.08%			1.18%			1.60%
Return on average equity			9.14%			10.98%			15.00%
Adjusted return on average equity(4)			10.24%			11.89%			16.63%
Average equity/average assets			10.60%			9.91%			9.60%
Average interest-earning assets/average interest-bearing liabilities			164.16%			169.55%			186.55%
Average interest-earning assets/average funding liabilities			107.42%			107.13%			106.31%
Non-interest income/average assets			0.30%			0.36%			0.24%
Non-interest expense/average assets			2.52%			2.47%			2.45%
Efficiency ratio			67.55%			63.37%			58.20%
Adjusted efficiency ratio (4)			63.70%			60.04%			54.23%
(1)Average balances include loans accounted for on a nonaccrual basis and accruing loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $2.0 million for both the quarters ended March 31, 2024 and December 31, 2023, and was $1.7 million for the quarter ended March 31, 2023. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.0 million, for both the quarters ended March 31, 2024 and December 31, 2023, and was $1.2 million for the quarter ended March 31, 2023.
(4)Represents non-GAAP financial measures. See non-GAAP financial measure reconciliations presented above following First Quarter 2024 Highlights.

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

	Quarters Ended
CHANGE IN THE ALLOWANCE FOR CREDIT LOSSES - LOANS	Mar 31, 2024	Dec 31, 2023	Mar 31, 2023
Balance, beginning of period	$149,643	$146,960	$141,465
Provision for credit losses – loans	1,424	3,821	774
Recoveries of loans previously charged off:
Commercial real estate	1,389	129	184
One- to four-family residential	16	18	117
Commercial business	781	237	119
Agricultural business, including secured by farmland	106	16	109
Consumer	159	131	169
	2,451	531	698
Loans charged off:
Construction and land	—	(933)	—
One- to four-family residential	—	(8)	(30)
Commercial business	(1,809)	(310)	(1,158)
Consumer	(569)	(418)	(292)
	(2,378)	(1,669)	(1,480)
Net recoveries (charge-offs)	73	(1,138)	(782)
Balance, end of period	$151,140	$149,643	$141,457
Net recoveries (charge-offs) / Average loans receivable	0.001%	(0.011)%	(0.008)%
Allowance for credit losses - loans as a percentage of total loans	1.39%	1.38%	1.39%

The provision for credit losses - loans reflects the amount required to maintain the allowance for credit losses - loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. During the quarter ended March 31, 2024, we recorded a provision for credit losses - loans of $1.4 million, compared to a provision for credit losses - loans of $3.8 million during the preceding quarter. The provision for credit losses - loans for the current quarter primarily reflects loan growth in the construction and one- to four-family loan portfolios. The provision for credit losses - loans for the preceding quarter primarily reflected increased loan balances. Future assessments of the expected credit losses will not only be impacted by changes in both the composition and amount of loans, and to the reasonable and supportable forecast, but will also include an updated assessment of qualitative factors, as well as consideration of any required changes in the reasonable and supportable forecast reversion period.

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

	Quarters Ended
CHANGE IN THE ALLOWANCE FOR CREDIT LOSSES - UNFUNDED LOAN COMMITMENTS	Mar 31, 2024	Dec 31, 2023	Mar 31, 2023
Balance, beginning of period	$14,484	$15,010	$14,721
Recapture of provision for credit losses - unfunded loan commitments	(887)	(526)	(1,278)
Balance, end of period	$13,597	$14,484	$13,443

The decrease in the allowance for credit losses - unfunded loan commitments for the current quarter primarily reflects a decrease in unfunded loan commitments in the construction portfolio.

Non-interest Income. The following table presents the key components of non-interest income for the periods indicated (dollars in thousands):

	Quarters Ended
	Mar 31, 2024	Dec 31, 2023	Change Amount	Change Percent	Mar 31, 2023	Change Amount	Change Percent
Deposit fees and other service charges	$11,022	$9,560	$1,462	15.3%	$10,562	$460	4.4%
Mortgage banking operations	2,335	5,391	(3,056)	(56.7)	2,691	(356)	(13.2)
Bank owned life insurance	2,237	2,609	(372)	(14.3)	2,188	49	2.2
Miscellaneous	1,892	1,159	733	63.2	1,640	252	15.4
	17,486	18,719	(1,233)	(6.6)	17,081	405	2.4
Net loss on sale of securities	(4,903)	(4,806)	(97)	2.0	(7,252)	2,349	(32.4)
Net change in valuation of financial instruments carried at fair value	(992)	139	(1,131)	nm	(552)	(440)	79.7
Total non-interest income	$11,591	$14,052	$(2,461)	(17.5)%	$9,277	$2,314	24.9%

The decrease in non-interest income during the current quarter compared to the preceding quarter was primarily due to decreases in mortgage banking operations revenue and the valuation of financial instruments carried at fair value during the current quarter, partially offset by increases in deposit fees and other service charges and miscellaneous non-interest income. The increase in non-interest income compared to the same period a year earlier was primarily due to a decrease in the net loss recognized on the sale of securities.

Deposit fees and other service charges increased for the quarter ended March 31, 2024, compared to the preceding quarter primarily as a result of a decrease in debit card expense and an increase in overdraft fee income.

Revenue from mortgage banking operations, including gains on one- to four-family and multifamily loan sales and loan servicing fees, decreased for the quarter ended March 31, 2024, compared to the preceding quarter. The decrease from the preceding quarter primarily reflects a $3.5 million reversal of the lower of cost or market adjustment on multifamily loans held for sale, which had been recognized during the preceding quarter due to the transfer of all remaining multifamily loans held for sale to the held for investment loan portfolio in the fourth quarter of 2023. In 2023, the Bank discontinued the origination of multifamily loans for sale into the secondary market. Gains on sales of one- to four-family loans resulted in income of $1.3 million for the quarter ended March 31, 2024, compared to $882,000 in the preceding quarter, and $1.2 million for same period a year earlier. Home purchase activity accounted for 89% of one- to four-family mortgage loan originations in the first quarter of 2024, compared to 92% in the preceding quarter and 88% in the first quarter of 2023.

Miscellaneous income increased for the quarter ended March 31, 2024, compared to the preceding quarter primarily as a result of an increase in the gain on sale of SBA loans.

The net loss on sale of securities recognized for the quarter ended March 31, 2024 reflects strategic sales of securities to minimize the impact of increasing rates on our securities portfolio. The net loss for fair value adjustments for changes in the valuation of financial instruments carried at fair value were due to declines in the current market valuation of limited partnership investments.

Non-interest Expense.  The following table represents key elements of non-interest expense for the periods indicated (dollars in thousands):

	Quarters Ended
	Mar 31, 2024	Dec 31, 2023	Change Amount	Change Percent.	Mar 31, 2023	Change Amount	Change Percent
Salary and employee benefits	$62,369	$60,111	$2,258	3.8%	$61,389	$980	1.6%
Less capitalized loan origination costs	(3,676)	(3,871)	195	(5.0)	(3,431)	(245)	7.1
Occupancy and equipment	12,462	12,200	262	2.1	11,970	492	4.1
Information and computer data services	7,320	7,098	222	3.1	7,147	173	2.4
Payment and card processing services	5,710	6,088	(378)	(6.2)	4,618	1,092	23.6
Professional and legal expenses	1,530	2,267	(737)	(32.5)	2,121	(591)	(27.9)
Advertising and marketing	1,079	1,686	(607)	(36.0)	806	273	33.9
Deposit insurance	2,809	2,926	(117)	(4.0)	1,890	919	48.6
State and municipal business and use taxes	1,304	1,372	(68)	(5.0)	1,300	4	0.3
Real estate operations, net	(220)	47	(267)	(568.1)	(277)	57	(20.6)
Amortization of core deposit intangibles	723	858	(135)	(15.7)	1,050	(327)	(31.1)
Miscellaneous	6,231	5,839	392	6.7	6,038	193	3.2
Total non-interest expense	$97,641	$96,621	$1,020	1.1%	$94,621	$3,020	3.2%

The increase in non-interest expense for the current quarter compared to the prior quarter primarily reflects an increase in salary and employee benefits, partially offset by decreases in professional and legal expense and advertising and marketing expense. The increase in non-interest expense for the current quarter compared to the same quarter a year ago primarily reflects increases in salary and employee benefits, payment and card processing services expense and deposit insurance expense.

Salary and employee benefits increased for the quarter ended March 31, 2024, compared to the preceding quarter, primarily due to typically higher first quarter payroll taxes and 401(k) expense, as well as higher medical insurance expense.

Professional and legal expense decreased for the quarter ended March 31, 2024, compared to the preceding quarter, primarily due to a reduction in audit and regulatory expenses and other professional services.

Advertising and marketing expense decreased for the quarter ended March 31, 2024, compared to the preceding quarter, primarily due to a decrease in web-based advertising.

Our efficiency ratio was 67.55% for the current quarter, compared to 63.37% in the preceding quarter and 58.20% for the comparable quarter last year. Our adjusted efficiency ratio, a non-GAAP financial measure, was 63.70% for the current quarter, compared to 60.04% in the preceding quarter and 54.23% for the comparable quarter last year. The efficiency ratio for the current quarter reflects a reduction in total revenues and higher non-interest expenses during the current quarter compared to the prior quarter and the comparable quarter a year ago. See non-GAAP financial measure reconciliations presented above in the First Quarter 2024 Highlights section.

Income Taxes. For the quarter ended March 31, 2024, we recognized $8.8 million in income tax expense for an effective tax rate of 19.0%, which reflects our blended statutory tax rate reduced by the effect of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting. Our statutory income tax rate is 23.7%, representing a statutory federal income tax rate of 21.0% and apportioned effects of the state income tax rates. For the quarter ended December 31, 2023, we recognized $10.7 million in income tax expense for an effective tax rate of 20.1%. For the quarter ended March 31, 2023, we recognized $12.9 million in income tax expense for an effective tax rate of 18.9%.

Asset Quality

Maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us. We actively engage with our borrowers to resolve adversely classified loans and other problem assets.

Non-Performing Assets:  Non-performing assets were $29.9 million, or 0.19% of total assets, at March 31, 2024, compared to $30.1 million, or 0.19% of total assets, at December 31, 2023. Our allowance for credit losses - loans was $151.1 million, or 513% of non-performing loans, at March 31, 2024, compared to $149.6 million, or 506% of non-performing loans, at December 31, 2023.

The following table sets forth information with respect to our non-performing assets at the dates indicated (dollars in thousands):

	March 31, 2024	December 31, 2023	March 31, 2023
Nonaccrual Loans:
Secured by real estate:
Commercial	$2,753	$2,677	$2,815
Construction and land	5,029	3,105	172
One- to four-family	7,750	5,702	6,789
Commercial business	7,355	9,002	9,365
Agricultural business, including secured by farmland	2,496	3,167	4,074
Consumer	3,411	3,204	2,247
	28,794	26,857	25,462
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Construction and land	286	1,138	—
One- to four-family	409	1,205	445
Commercial business	—	1	—
Consumer	—	401	865
	695	2,745	1,310
Total non-performing loans	29,489	29,602	26,772
REO, net	448	526	340
Other repossessed assets held for sale	—	—	17
Total non-performing assets	$29,937	$30,128	$27,129

Total non-performing assets to total assets	0.19%	0.19%	0.17%
Total nonaccrual loans to loans before allowance for credit losses – loans	0.26%	0.25%	0.25%

Loans 30-89 days past due and on accrual	$19,649	$19,744	$14,037

For the three months ended March 31, 2024, interest income was reduced by $560,000 as a result of nonaccrual loan activity, which included the reversal of $181,000 of accrued interest as of the date the loan was placed on nonaccrual. There was no interest income recognized on nonaccrual loans for the three months ended March 31, 2024.

The following table presents the Company’s portfolio of loans by risk grade at the dates indicated (in thousands):

	March 31, 2024	December 31, 2023	March 31, 2023

Pass	$10,731,015	$10,671,281	$10,008,385
Special Mention	22,029	13,732	4,251
Substandard	116,052	125,442	148,048
Total	$10,869,096	$10,810,455	$10,160,684
The decrease in substandard loans primarily reflects paydowns and payoffs of substandard loans as well as risk rating upgrades.

Liquidity and Capital Resources

Our primary sources of funds are deposits, borrowings, proceeds from loan principal and interest payments and sales of loans, and the maturity of and interest payments on mortgage-backed and investment securities. While maturities and scheduled amortization of loans and securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, competition and our pricing strategies.

Our primary investing activity is the origination of loans and, in certain periods, the purchase of securities or loans.  During the three months ended March 31, 2024 and 2023, our loan originations, including originations of loans held for sale, exceeded our loan repayments by $120.4 million and $53.3 million, respectively. There were $4.7 million of loan purchases during the three months ended March 31, 2024, and no loan purchases during the three months ended March 31, 2023. During the three months ended March 31, 2024 and 2023, we received proceeds of $71.5 million and $50.4 million, respectively, from the sale of loans. Securities purchased during the three months ended March 31, 2024 and 2023 totaled $10.5 million and $26.4 million, and securities repayments, maturities and sales in those periods were $134.2 million and $203.9 million, respectively.

Our primary financing activity is gathering deposits. Total deposits increased by $129.3 million during the three months ended March 31, 2024, primarily due to an increase in core deposits. Core deposits increased 1% to $11.67 billion at March 31, 2024, compared to $11.55 billion at December 31, 2023, primarily reflecting an increase in savings accounts. Certificates of deposit are generally more vulnerable to competition and more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At March 31, 2024, certificates of deposit totaled $1.49 billion, or 11% of our total deposits, including $1.39 billion which were scheduled to mature within one year.  The increase in certificates of deposit during 2024 was due to clients seeking higher yields moving excess non-interest bearing funds to higher-yielding certificates of deposit. While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our certificates of deposit as they mature.

The Bank’s estimated uninsured deposits were $4.18 billion or 31% of total deposits at March 31, 2024, compared to $4.08 billion or 31% of total deposits at December 31, 2023. The estimated uninsured deposit calculation includes $316.6 million and $305.3 million of collateralized public deposits at March 31, 2024 and December 31, 2023, respectively. Estimated uninsured deposits also includes cash held by the Company of $113.9 million and $108.2 million at March 31, 2024 and December 31, 2023, respectively. Banner Bank’s estimated uninsured deposits, excluding collateralized public deposits and cash held at the holding company, were 28% of total deposits at both March 31, 2024 and December 31, 2023.

We had $52.0 million of FHLB advances at March 31, 2024, compared to $323.0 million at December 31, 2023. Other borrowings increased to $183.3 million at March 31, 2024 from $182.9 million at December 31, 2023. Subordinated notes, net of issuance costs decreased to $89.5 million at March 31, 2024, compared to $92.9 million at December 31, 2023, due to Banner Bank’s purchase of $3.5 million of Banner’s subordinated debt during the first quarter of 2024.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the three months ended March 31, 2024, we used our sources of funds primarily to fund loan growth. At March 31, 2024, we had outstanding loan commitments totaling $4.05 billion, relating to undisbursed loans in process and unused credit lines. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB, which provide for advances that in the aggregate would equal the lesser of 45% of the Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock).  At March 31, 2024, under these credit facilities based on pledged collateral, the Bank had $3.27 billion of available credit capacity. Advances under these credit facilities totaled $52.0 million at March 31, 2024. In addition, the Bank has been approved for participation in the FRBSF’s Borrower-In-Custody program. Under this program, based on pledged collateral, the Bank had available lines of credit of approximately $1.54 billion as of March 31, 2024, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans. The Bank also had $118.8 million of additional borrowing capacity through the FRBSF’s bank term funding program. We had no funds borrowed from the FRBSF at March 31, 2024 or December 31, 2023. At March 31, 2024, the Bank also had uncommitted federal funds line of credit agreements with other financial institutions totaling $125.0 million. No balances were outstanding under these agreements as of March 31, 2024 or December 31, 2023. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage. Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity, and pay its own operating expenses and cash dividends. At March 31, 2024, Banner (on an unconsolidated basis) had liquid assets of $114.2 million. Banner’s primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.48 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued dividend payments during 2024 at this rate of $0.48 per share, our average total dividend paid each quarter would be approximately $16.5 million based on the number of outstanding shares at March 31, 2024.

As noted below, Banner Corporation and its subsidiary bank continued to maintain capital levels in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the three months ended March 31, 2024, total shareholders’ equity increased $11.8 million, to $1.66 billion.  At March 31, 2024, tangible common shareholders’ equity, which excludes goodwill and other intangible assets, was $1.29 billion, or 8.50% of tangible assets.  Tangible common shareholders’ equity represents a non-GAAP financial measure. See, non-GAAP financial measure reconciliations presented above in the First Quarter 2024 Highlights section.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner and the Bank to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Bank to maintain minimum capital ratios of total capital, tier 1 capital, and common equity tier 1 capital to risk-weighted assets as well as tier 1 leverage capital to average assets.  In addition to the minimum capital ratios, the Bank has to maintain a capital conservation buffer consisting of additional common equity tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At March 31, 2024, Banner and the Bank each exceeded all regulatory capital requirements to be “well capitalized.”

The actual regulatory capital ratios calculated for Banner Corporation and Banner Bank as of March 31, 2024, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as “Adequately Capitalized”		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Amount
Banner Corporation—consolidated
Total capital to risk-weighted assets	$1,927,380	14.71%	$1,048,310	8.00%	$1,310,388	10.00%
Tier 1 capital to risk-weighted assets	1,667,720	12.73	786,233	6.00	786,233	6.00
Tier 1 leverage capital to average assets	1,667,720	10.71	622,892	4.00	n/a	n/a
Common equity tier 1 capital	1,581,220	12.07	589,674	4.50	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	1,807,301	13.78	1,048,969	8.00	1,311,212	10.00
Tier 1 capital to risk-weighted assets	1,647,641	12.57	786,727	6.00	1,048,969	8.00
Tier 1 leverage capital to average assets	1,647,641	10.58	622,882	4.00	778,603	5.00
Common equity tier 1 capital	1,647,641	12.57	590,045	4.50	852,288	6.50

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

For Banner, the greatest source of interest rate risk results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to clients than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of March 31, 2024, our loans with interest rate floors totaled $4.81 billion and had a weighted average floor rate of 4.48% compared to a current average note rate of 6.6%.  Our loans with interest rates at their floors at March 31, 2024, totaled $1.31 billion and had a weighted average note rate of 4.11%. The Company actively manages its exposure to interest rate risk through on-going adjustments to the mix of interest-earning assets and funding sources that affect the repricing speeds of loans, investments, interest-bearing deposits and borrowings.

The principal objectives of asset/liability management are to evaluate the interest rate risk exposure; to determine the appropriate level of risk given our operating environment, business plan strategies, performance objectives, capital and liquidity constraints, and asset and liability allocation alternatives; and to manage our interest rate risk consistent with regulatory guidelines and policies approved by the Board of Directors.  Through such management, we seek to reduce the vulnerability of our earnings and capital position to changes in the level of interest rates.  Our actions in this regard are taken under the guidance of the Asset/Liability Management Committee, which is comprised of members of our senior management.  The Committee closely monitors our interest sensitivity exposure, asset and liability allocation decisions, liquidity and capital positions, and local and national economic conditions and attempts to structure the loan and investment portfolios and funding sources to maximize earnings within acceptable risk tolerances.

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

The following tables set forth, as of March 31, 2024, the estimated changes in our net interest income over one-year and two-year time horizons for our rate ramp and rate shock interest rate sensitivity scenarios, and the estimated changes in economic value of equity for our rate shock interest rate sensitivity scenario based on the indicated interest rate environments (dollars in thousands):

Interest Rate Risk Indicators - Rate Ramp

	March 31, 2024
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months
+300	$(288)	(0.1)%	$3,751	0.3%
+200	2,458	0.4	15,694	1.3
+100	2,794	0.5	15,266	1.3
0	—	—	—	—
-100	(7,228)	(1.3)	(32,094)	(2.7)
-200	(14,076)	(2.5)	(67,000)	(5.6)
-300	(21,091)	(3.7)	(103,685)	(8.6)
(1)Assumes a gradual change in market interest rates at all maturities during the first year; however, no rates are allowed to go below zero.  The targeted Federal Funds Rate was between 5.25% and 5.50% at March 31, 2024.

Interest Rate Risk Indicators - Rate Shock

	March 31, 2024
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+300	$(11,229)	(2.0)%	$13,319	1.1%	$(308,148)	(12.2)%
+200	1,837	0.3	28,994	2.4	(180,915)	(7.1)
+100	5,836	1.0	25,542	2.1	(80,822)	(3.2)
0	—	—	—	—	—	—
-100	(18,569)	(3.3)	(51,810)	(4.3)	47,081	1.9
-200	(38,088)	(6.7)	(109,010)	(9.1)	43,714	1.7
-300	(58,946)	(10.3)	(172,965)	(14.4)	(50,943)	(2.0)
(1)Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.  The targeted Federal Funds Rate was between 5.25% and 5.50% at March 31, 2024.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 2024 (dollars in thousands).  The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At March 31, 2024, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $1.97 billion, representing a one-year cumulative gap to total assets ratio of 12.68%.  The interest rate risk indicators and interest sensitivity gaps as of March 31, 2024 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$1,026,156	$108,305	$131,760	$29,937	$32,408	$84	$1,328,650
Fixed-rate mortgage loans	234,008	209,567	775,041	607,827	711,981	261,515	2,799,939
Adjustable-rate mortgage loans	1,039,392	347,097	1,610,615	758,240	427,588	10,797	4,193,729
Fixed-rate mortgage-backed securities	106,085	89,794	353,173	366,621	849,495	893,116	2,658,284
Adjustable-rate mortgage-backed securities	255,077	46	195	212	3,978	—	259,508
Fixed-rate commercial/agricultural loans	99,822	93,937	253,840	135,513	148,908	27,302	759,322
Adjustable-rate commercial/agricultural loans	887,086	27,369	85,382	71,566	3,417	—	1,074,820
Consumer and other loans	524,572	35,853	44,695	36,236	26,139	45,101	712,596
Investment securities and interest-earning deposits	80,677	1,500	52,127	27,315	109,452	534,690	805,761
Total rate sensitive assets	4,252,875	913,468	3,306,828	2,033,467	2,313,366	1,772,605	14,592,609
Interest-bearing liabilities: (2)
Regular savings	578,393	142,138	480,582	368,300	602,260	1,000,260	3,171,933
Interest checking accounts	324,806	102,674	350,919	272,673	449,409	612,318	2,112,799
Money market deposit accounts	215,403	119,384	386,214	273,307	384,732	309,566	1,688,606
Certificates of deposit	963,362	427,205	87,354	7,266	680	13	1,485,880
FHLB advances	52,000	—	—	—	—	—	52,000
Subordinated notes	—	—	90,000	—	—	—	90,000
Junior subordinated debentures	89,178	—	—	—	—	—	89,178
Retail repurchase agreements	183,341	—	—	—	—	—	183,341
Total rate sensitive liabilities	2,406,483	791,401	1,395,069	921,546	1,437,081	1,922,157	8,873,737
Excess of interest-sensitive assets over interest-sensitive liabilities	$1,846,392	$122,067	$1,911,759	$1,111,921	$876,285	$(149,552)	$5,718,872
Cumulative excess of interest-sensitive assets	$1,846,392	$1,968,459	$3,880,218	$4,992,139	$5,868,424	$5,718,872	$5,718,872
Cumulative ratio of interest-earning assets to interest-bearing liabilities	176.73%	161.56%	184.48%	190.53%	184.42%	164.45%	164.45%
Interest sensitivity gap to total assets	11.90	0.79	12.32	7.17	5.65	(0.96)	36.85
Ratio of cumulative gap to total assets	11.90	12.68	25.00	32.17	37.82	36.85	36.85

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
(2)Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been a negative $3.5 billion, or negative 22.70% of total assets at March 31, 2024.

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

(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls Over Financial Reporting:  In the quarter ended March 31, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

In the normal course of our business, we have various legal proceedings and other contingent matters pending. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. Furthermore, in some matters, it is difficult to assess potential exposure because the legal proceeding is still in the pretrial stage. These claims and counter claims typically arise during the course of collection efforts on problem loans or with respect to actions to enforce liens on properties in which we hold a security interest, although we also are subject to claims related to employment matters. Claims related to employment matters may include, but are not limited to, claims by our employees of discrimination, harassment, violations of wage and hour requirements, or violations of other federal, state, or local laws and claims of misconduct or negligence on the part of our employees. Some or all of these claims may lead to litigation, including class action litigation, and these matters may cause us to incur negative publicity with respect to alleged claims. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operation for any period. At March 31, 2024, we had accrued $14.8 million related to these legal proceedings. The ultimate outcome of these legal proceedings could be more or less than what we have accrued. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, operations or cash flows, except as set forth below.

A class and collective action lawsuit, Bolding et al. v. Banner Bank, US Dist. Ct., WD WA., was filed against Banner Bank on April 17, 2017. The plaintiffs are former and/or current mortgage loan officers of AmericanWest Bank and/or Banner Bank, who allege that the employer bank failed to pay all required regular and overtime wages that were due pursuant to the Fair Labor Standards Act (FLSA) and related laws of the state respective to each individual plaintiff. The plaintiffs seek regular and overtime wages, plus certain penalty amounts and legal fees. On December 15, 2017, the Court granted the plaintiffs’ motion for conditional certification of a class with regard to the FLSA claims; following notice given to approximately 160 potential class members, 33 persons elected to “opt-in” as plaintiffs in the class. On October 10, 2018, the Court granted plaintiffs’ motion for certification of a different class of approximately 200 members, with regard to state law claims. Significant pre-trial motions were filed by both parties, including various motions by Banner Bank seeking to dismiss and/or limit the class claims. The Court granted in part and denied in part Banner Bank’s motions and ultimately allowed the case to proceed. The parties participated in a mediation in December 2022. The parties have executed a written settlement agreement and on October 4, 2023, the Court issued an order granting preliminary approval of the settlement. A fairness hearing was held on February 22, 2024, after which the Court entered a minute entry granting final approval of the settlement, awarding expenses in the amount of $303,000, and approving an award of $20,000 for each of the three class representatives. The Court reserved ruling on the amount of class counsel fees to be awarded. On February 22, 2024, the Court entered a written order granting final approval of the settlement. On February 23, 2024, the Court entered a written order awarding class counsel fees in the amount of $5.0 million and confirming the Court’s minute entry awarding expenses and awards to the class representatives. The Court-approved settlement agreement resolves the class action litigation and contains no admission of wrongdoing. The settlement structure requires Banner Bank to make available a total settlement fund of up to $15.0 million (the “Settlement Fund”) for the purpose of paying valid claims, class representative service awards, class counsel fees and expenses, and administration costs. The aggregate amount ultimately to be paid may be less than the Settlement Fund depending on the value of the valid claims submitted. No additional accruals are currently anticipated for these purposes.

ITEM 1A – Risk Factors

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A of our 2023 Form 10-K.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2024:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
January 1, 2024 - January 31, 2024	39	$48.44	—	—
February 1, 2024 - February 29, 2024	353	45.32	—	—
March 1, 2024 - March 31, 2024	19,810	44.88	—	—
Total for quarter	20,202	$44.89	—

(1)    Includes 20,202 shares surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants during the three months ended March 31, 2024.

ITEM 3 – Defaults upon Senior Securities

Not Applicable.

ITEM 4 – Mine Safety Disclosures

Not Applicable.

ITEM 5 – Other Information

(a) None

(b) None

(c) During the quarter ended March 31, 2024, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company.

ITEM 6 – Exhibits

Exhibit	Index of Exhibits

3{a}
Restated Articles of Incorporation of Banner Corporation [incorporated by reference to Exhibit 3.1 (b) to the Registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2022 (File No. 000-26584)].

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

10{o}*
2020 Banner Corporation Amended and Restated Deferred Compensation Plan [incorporated by reference to exhibit 10{o} filed with the Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 000-26584)].

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit	Index of Exhibits
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included in Exhibit 101).
* Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

May 7, 2024	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

May 7, 2024	/s/ Robert G. Butterfield
Robert G. Butterfield
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)