Form 10-Q
period 2024-06-30
BANNER CORP
filed 2024-08-06
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	☐	No	☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:			As of July 31, 2024
Common Stock, $.01 par value per share			34,456,343 shares

BANNER CORPORATION AND SUBSIDIARIES

All references to “Banner” refer to Banner Corporation and those to the “Bank” refer to its wholly-owned subsidiary, Banner Bank. As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.

Special Note Regarding Forward-Looking Statements

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items, including statements about our financial condition, liquidity and results of operations. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions, or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied, including, but not limited to:

•Adverse economic conditions in our market areas or other areas where we have lending relationships, due to factors such as employment levels, labor shortages, inflation, potential recession, or slowed economic growth.
•Changes in the interest rate environment, including past increases in the Board of Governors of the Federal Reserve System’s (Federal Reserve) benchmark rate, which could adversely affect our revenues, expenses, asset values, debt obligations, and liquidity.
•Impact of inflation and the Federal Reserve’s monetary policies.
•Effects of any federal government shutdown.
•Credit risks from lending activities, including changes in loan delinquencies, write-offs, and the allowance for credit loss, and our ability to manage loan delinquency rates.
•Competitive pressures in the financial services industry, including repricing and competitors’ pricing initiatives on loan and deposit products.
•Changes in consumer spending and borrowing habits.
•Interest rate movements and the relative differences between short and long-term interest rates, loan and deposit rates, net interest margin, and funding sources.
•Impact of bank failures or adverse developments at other banks and related negative press on investor, depositor and borrower sentiment.
•Fluctuations in demand for loans, unsold homes, land, and real estate values.
•Expectations regarding key growth initiatives and strategic priorities.
•Ability to adapt to technological changes both internally and to meet client needs.
•Ability to access cost-effective funding and to control operating costs and expenses.
•Use of estimates in determining fair value of certain assets and liabilities, which may prove incorrect and significantly change valuations.
•Staffing fluctuations in response to product demand or corporate strategies, and potential associated charges.
•Disruptions, security breaches, or other adverse events, failures, or attacks on information technology systems or critical third-party vendors.
•Secondary market conditions for loans and ability to sell loans in the secondary market.
•Costs, effects, and outcomes of litigation.
•Legislative or regulatory changes, including changes in policies, principles, or interpretations of regulatory capital or other rules.
•Results of safety and soundness and compliance examinations by regulatory authorities, which may require restitution, increased reserves for credit losses, write-downs of assets, or changes in regulatory capital position, affecting liquidity and earnings.
•Availability of resources to address changes in laws, rules, or regulations, or to respond to regulatory actions.
•Quality and composition of our securities portfolio and impact of adverse changes in the securities markets.
•Inability of key third-party providers to perform their obligations.
•Changes in accounting principles, policies, or guidelines, including additional guidance on and interpretation of accounting issues.
•Environmental, social, and governance goals and targets.
•Effects of climate change, severe weather, natural disasters, pandemics, public health crises, acts of war or terrorism, and other external events on our business.
•Other economic, competitive, governmental, regulatory, and technological factors affecting operations, pricing, products, and services.
•Future acquisitions of other depository institutions or lines of business.
•Future goodwill impairment due to changes in our business or market conditions.
•Other risks detailed in our Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”), and in our reports filed with or furnished to the U.S. Securities and Exchange Commission (SEC), including this Form 10-Q.

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

PART I. FINANCIAL INFORMATION
ITEM 1 - Financial Statements (unaudited)
BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares and per share amounts)
June 30, 2024 and December 31, 2023

ASSETS	June 30, 2024	December 31, 2023
Cash and due from banks	$195,163	$209,634
Interest-bearing deposits	52,295	44,830
Total cash and cash equivalents	247,458	254,464
Securities—available-for-sale, amortized cost $2,572,544 and $2,729,980, respectively	2,197,693	2,373,783
Securities—held-to-maturity, net of allowance for credit losses of $314 and $332, respectively	1,023,028	1,059,055
Total securities	3,220,721	3,432,838
Federal Home Loan Bank (FHLB) stock	27,311	24,028
Loans held for sale (includes $10,147 and $9,105, at fair value, respectively)	13,421	11,170
Loans receivable	11,143,848	10,810,455
Allowance for credit losses – loans	(152,848)	(149,643)
Net loans receivable	10,991,000	10,660,812
Accrued interest receivable	67,520	63,100
Property and equipment, net	126,465	132,231
Goodwill	373,121	373,121
Other intangibles, net	4,237	5,684
Bank-owned life insurance (BOLI)	307,948	304,366
Deferred tax assets, net	153,541	153,365
Operating lease right-of-use assets	39,628	43,731
Other assets	243,823	211,481
Total assets	$15,816,194	$15,670,391
LIABILITIES
Deposits:
Non-interest-bearing	$4,537,803	$4,792,369
Interest-bearing transaction and savings accounts	7,016,327	6,759,661
Interest-bearing certificates	1,525,133	1,477,467
Total deposits	13,079,263	13,029,497
Advances from FHLB	398,000	323,000
Other borrowings	165,956	182,877
Subordinated notes, net	89,561	92,851
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	66,831	66,413
Operating lease liabilities	44,056	48,659
Accrued expenses and other liabilities	235,515	228,428
Deferred compensation	46,246	45,975
Total liabilities	14,125,428	14,017,700
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 34,455,752 shares issued and outstanding at June 30, 2024; 34,348,369 shares issued and outstanding at December 31, 2023	1,302,236	1,299,651
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2024; no shares issued and outstanding at December 31, 2023	—	—
Retained earnings	686,079	642,175
Carrying value of shares held in trust for stock-based compensation plans	(6,364)	(6,563)
Liability for common stock issued to stock related compensation plans	6,364	6,563
Accumulated other comprehensive loss	(297,549)	(289,135)
Total shareholders’ equity	1,690,766	1,652,691
Total liabilities and shareholders’ equity	$15,816,194	$15,670,391
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except shares and per share amounts)
For the Three and Six Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
INTEREST INCOME:
Loans receivable	$161,191	$140,848	$317,666	$274,105
Mortgage-backed securities	16,708	18,285	33,642	37,263
Securities and cash equivalents	11,239	12,676	22,518	27,402
Total interest income	189,138	171,809	373,826	338,770
INTEREST EXPENSE:
Deposits	48,850	20,539	93,463	29,783
FHLB advances	3,621	5,157	6,593	6,421
Other borrowings	1,160	771	2,335	1,152
Subordinated debt	2,961	2,824	5,930	5,584
Total interest expense	56,592	29,291	108,321	42,940
Net interest income	132,546	142,518	265,505	295,830
PROVISION FOR CREDIT LOSSES	2,369	6,764	2,889	6,240
Net interest income after provision for credit losses	130,177	135,754	262,616	289,590
NON-INTEREST INCOME:
Deposit fees and other service charges	10,590	10,600	21,612	21,162
Mortgage banking operations	3,006	1,686	5,341	4,377
BOLI	2,367	2,386	4,604	4,574
Miscellaneous	1,988	1,428	3,880	3,068
	17,951	16,100	35,437	33,181
Net loss on sale of securities	(562)	(4,527)	(5,465)	(11,779)
Net change in valuation of financial instruments carried at fair value	(190)	(3,151)	(1,182)	(3,703)
Total non-interest income	17,199	8,422	28,790	17,699
NON-INTEREST EXPENSE:
Salary and employee benefits	63,831	61,972	126,200	123,361
Less capitalized loan origination costs	(4,639)	(4,457)	(8,315)	(7,888)
Occupancy and equipment	12,128	11,994	24,590	23,964
Information and computer data services	7,240	7,082	14,560	14,229
Payment and card processing services	5,691	4,669	11,401	9,287
Professional and legal expenses	1,201	2,400	2,731	4,521
Advertising and marketing	1,198	940	2,277	1,746
Deposit insurance	2,858	2,839	5,667	4,729
State and municipal business and use taxes	1,394	1,229	2,698	2,529
Real estate operations, net	297	75	77	(202)
Amortization of core deposit intangibles	724	991	1,447	2,041
Miscellaneous	6,205	5,671	12,436	11,709
Total non-interest expense	98,128	95,405	195,769	190,026
Income before provision for income taxes	49,248	48,771	95,637	117,263
PROVISION FOR INCOME TAXES	9,453	9,180	18,283	22,117
NET INCOME	$39,795	$39,591	$77,354	$95,146
Earnings per common share:
Basic	$1.15	$1.15	$2.25	$2.77
Diluted	$1.15	$1.15	$2.24	$2.76
Cumulative dividends declared per common share	$0.48	$0.48	$0.96	$0.96
Weighted average number of common shares outstanding:
Basic	34,488,163	34,373,434	34,439,863	34,306,853
Diluted	34,537,012	34,409,024	34,539,620	34,435,221
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three and Six Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET INCOME	$39,795	$39,591	$77,354	$95,146
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding (loss) gain on securities—available-for-sale arising during the period	(2,366)	(31,395)	(24,119)	4,748
Income tax benefit (expense) related to securities—available-for-sale unrealized holding losses	568	7,535	5,789	(1,140)
Reclassification for net loss on securities—available-for-sale realized in earnings	562	4,527	5,465	11,779
Income tax benefit related to securities—available-for-sale realized in earnings	(135)	(1,087)	(1,312)	(2,827)
Reclassification of provision for credit losses on securities—available-for-sale realized in earnings	—	2,000	—	2,000
Income tax expense related to the reclassification of provision for credit losses on securities—available-for-sale realized in earnings	—	(480)	—	(480)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	587	584	1,114	1,156
Income tax expense related to amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	(141)	(139)	(267)	(276)
Net unrealized gain (loss) on interest rate swaps used in cash flow hedges	4,007	(1,356)	6,887	3,382
Income tax (expense) benefit related to interest rate swaps used in cash flow hedges	(962)	325	(1,653)	(812)
Changes in fair value of junior subordinated debentures related to instrument specific credit risk	(245)	7,466	(418)	7,620
Income tax benefit (expense) related to junior subordinated debentures	58	(1,792)	100	(1,829)
Other comprehensive income (loss)	1,933	(13,812)	(8,414)	23,321
COMPREHENSIVE INCOME	$41,728	$25,779	$68,940	$118,467

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands, except shares and per share amounts)
For the Six Months Ended June 30, 2024 and the Year Ended December 31, 2023

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2023	34,194,018	$1,293,959	$525,242	$(362,769)	$1,456,432
Net income			55,555		55,555
Other comprehensive income, net of income tax				37,133	37,133
Accrual of dividends on common stock ($0.48/share)			(16,691)		(16,691)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	114,522	(734)			(734)
Balance, March 31, 2023	34,308,540	1,293,225	564,106	(325,636)	1,531,695
Net income			39,591		39,591
Other comprehensive loss, net of income tax				(13,812)	(13,812)
Accrual of dividends on common stock ($0.48/share)			(16,670)		(16,670)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	36,087	1,709			1,709
Balance, June 30, 2023	34,344,627	1,294,934	587,027	(339,448)	1,542,513
Net income			45,854		45,854
Other comprehensive loss, net of income tax				(53,467)	(53,467)
Accrual of dividends on common stock ($0.48/share)			(16,666)		(16,666)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	1,322	2,373			2,373
Balance, September 30, 2023	34,345,949	1,297,307	616,215	(392,915)	1,520,607
Net income			42,624		42,624
Other comprehensive income, net of income tax				103,780	103,780
Accrual of dividends on common stock ($0.48/share)			(16,664)		(16,664)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	2,420	2,344			2,344
Balance, December 31, 2023	34,348,369	$1,299,651	$642,175	$(289,135)	$1,652,691

Balance, January 1, 2024	34,348,369	$1,299,651	$642,175	$(289,135)	$1,652,691
Net income			37,559		37,559
Other comprehensive loss, net of income tax				(10,347)	(10,347)
Accrual of dividends on common stock ($0.48/share)			(16,713)		(16,713)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	46,852	1,318			1,318
Balance, March 31, 2024	34,395,221	1,300,969	663,021	(299,482)	1,664,508
Net income			39,795		39,795
Other comprehensive income, net of income tax				1,933	1,933
Accrual of dividends on common stock ($0.48/share)			(16,737)		(16,737)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	60,531	1,267			1,267
Balance, June 30, 2024	34,455,752	$1,302,236	$686,079	$(297,549)	$1,690,766

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES:
Net income	$77,354	$95,146
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	9,084	8,815
Deferred income and expense, net of amortization	(3,506)	(1,560)
Capitalized loan servicing rights, net of amortization	748	1,179
Amortization of core deposit intangibles	1,447	2,041
Loss on sale of securities, net	5,465	11,779
Net change in valuation of financial instruments carried at fair value	1,182	3,703
Decrease in deferred taxes	2,481	2,774
Increase (decrease) in current taxes payable/receivable, net	2,012	(4,836)
Stock-based compensation	4,652	4,393
Net change in cash surrender value of BOLI	(3,707)	(4,295)
Gain on sale of loans, excluding capitalized servicing rights	(2,486)	(1,815)
Gain on disposal of real estate held for sale and property and equipment, net	(368)	(311)
Provision for credit losses	2,889	6,240
Origination of loans held for sale	(107,228)	(110,364)
Proceeds from sales of loans held for sale	163,156	112,388
Net change in:
Other assets	(23,179)	(22,636)
Other liabilities	158	15,314
Net cash provided from operating activities	130,154	117,955
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(19,312)	(52,791)
Principal repayments and maturities of securities—available-for-sale	95,830	93,897
Proceeds from sales of securities—available-for-sale	70,777	277,610
Principal repayments and maturities of securities—held-to-maturity	36,078	18,915
Loan originations, net of repayments	(393,967)	(327,402)
Purchases of loans and participating interest in loans	(4,666)	—
Proceeds from sales of other loans	11,808	1,519
Purchases of property and equipment	(6,627)	(5,505)
Proceeds from sale of real estate held for sale and sale of other property	4,025	358
Proceeds from FHLB stock repurchase program	83,657	79,040
Purchase of FHLB stock	(86,940)	(87,840)
Proceeds from maturity of securities purchased under agreements to resell	—	300,000
Investment in bank-owned life insurance	(34)	(41)
Other	52	517
Net cash (used by) provided from investing activities	(209,319)	298,277
Continued on next page

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
	2024	2023
FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	$49,766	$(521,003)
Advances of overnight and short term FHLB advances, net	75,000	220,000
Decrease in other borrowings, net	(16,921)	(39,780)
Cash dividends paid	(33,620)	(33,768)
Taxes paid related to net share settlement of equity awards	(2,066)	(3,418)
Net cash provided from (used by) financing activities	72,159	(377,969)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,006)	38,263
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	254,464	243,062
CASH AND CASH EQUIVALENTS, END OF PERIOD	$247,458	$281,325

	Six Months Ended June 30,
	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$107,158	$34,698
Tax paid	8,781	20,735
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Transfer of loans to real estate owned and other repossessed assets	2,386	—
Dividends accrued but not paid until after period end	914	751
Loans, held-for-sale, transferred from portfolio	(55,693)	(3,964)

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2024, for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and note disclosures have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. All significant intercompany transactions and balances have been eliminated.

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

Note 2: ACCOUNTING STANDARDS RECENTLY ISSUED OR ADOPTED

Compensation—Stock Compensation (Topic 718)

In March 2024, the Financial Accounting Standards Board (FASB) issued guidance within Accounting Standards Update (ASU) 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The amendments in the ASU apply to companies that provide employees and non-employees with profits interest and similar awards to align compensation with the company’s operating performance and provide those holders with the opportunity to participate in future profits and/or equity appreciation of the company. The purpose of the ASU is to clarify the application of the scope guidance in Accounting Standards Codification (ASC) paragraph 718-10-15-3 in determining if a profit interest award should be accounted for in accordance with Topic 718: Compensation—Stock Compensation. The amendment in ASC paragraph 718-10-15-3 is solely intended to improve the overall clarity and does not change the guidance.

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

The ASU requires disclosure of the following information about income taxes paid on an annual basis:
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

Note 3: SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at June 30, 2024 and December 31, 2023 are summarized as follows (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$9,228	$—	$(674)	$8,554
Municipal bonds	154,076	579	(29,866)	124,789
Corporate bonds	131,333	—	(10,606)	120,727
Mortgage-backed or related securities	2,069,774	57	(334,966)	1,734,865
Asset-backed securities	208,133	625	—	208,758
	$2,572,544	$1,261	$(376,112)	$2,197,693

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$305	$—	$(6)	$299	$—
Municipal bonds	444,104	72	(61,565)	382,461	(150)
Corporate bonds	2,719	—	(18)	2,537	(164)
Mortgage-backed or related securities	576,214	—	(108,802)	467,412	—
	$1,023,342	$72	$(170,391)	$852,709	$(314)

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$34,929	$—	$(740)	$34,189
Municipal bonds	161,264	832	(29,191)	132,905
Corporate bonds	131,291	—	(12,168)	119,123
Mortgage-backed or related securities	2,179,947	942	(314,175)	1,866,714
Asset-backed securities	222,549	300	(1,997)	220,852
	$2,729,980	$2,074	$(358,271)	$2,373,783

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$307	$—	$(5)	$302	$—
Municipal bonds	466,032	687	(53,563)	412,999	(157)
Corporate bonds	2,781	—	(20)	2,586	(175)
Mortgage-backed or related securities	590,267	—	(98,640)	491,627	—
	$1,059,387	$687	$(152,228)	$907,514	$(332)

Accrued interest receivable on held-to-maturity debt securities was $4.2 million and $4.5 million at June 30, 2024 and December 31, 2023, and was $10.0 million and $10.8 million on available-for-sale debt securities at June 30, 2024 and December 31, 2023, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Statements of Financial Condition and is excluded from the calculation of the allowance for credit losses.

At June 30, 2024 and December 31, 2023, the gross unrealized losses and the fair value for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	June 30, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$—	$—	$8,554	$(674)	$8,554	$(674)
Municipal bonds	17,622	(282)	96,848	(29,584)	114,470	(29,866)
Corporate bonds	12,265	(109)	108,461	(10,497)	120,726	(10,606)
Mortgage-backed or related securities	64,326	(347)	1,650,482	(334,619)	1,714,808	(334,966)
	$94,213	$(738)	$1,864,345	$(375,374)	$1,958,558	$(376,112)

	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$—	$—	$34,189	$(740)	$34,189	$(740)
Municipal bonds	6,049	(7)	103,511	(29,184)	109,560	(29,191)
Corporate bonds	15,720	(46)	106,852	(12,122)	122,572	(12,168)
Mortgage-backed or related securities	71,150	(212)	1,712,125	(313,963)	1,783,275	(314,175)
Asset-backed securities	115,162	(1,212)	85,840	(785)	201,002	(1,997)
	$208,081	$(1,477)	$2,042,517	$(356,794)	$2,250,598	$(358,271)

At June 30, 2024, there were 212 securities—available-for-sale with unrealized losses, compared to 224 at December 31, 2023. Management does not believe that any remaining individual unrealized loss as of June 30, 2024 or December 31, 2023 resulted from credit loss.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. There were no securities—available-for-sale in a nonaccrual status at June 30, 2024 or December 31, 2023.

The following table presents gross gains and losses on sales and partial calls of securities available-for-sale (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Available-for-Sale:
Gross Gains	$—	$145	$36	$377
Gross Losses	(562)	(4,672)	(5,501)	(12,156)
Balance, end of the period	$(562)	$(4,527)	$(5,465)	$(11,779)

The following table presents the amortized cost and estimated fair value of securities at June 30, 2024, by contractual maturity and does not reflect any required periodic payments (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	June 30, 2024
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$5,774	$5,632	$2,818	$2,615
Maturing after one year through five years	106,035	99,921	17,199	16,842
Maturing after five years through ten years	350,404	308,011	30,763	28,942
Maturing after ten years	2,110,331	1,784,129	972,562	804,310
	$2,572,544	$2,197,693	$1,023,342	$852,709

The following table presents, as of June 30, 2024, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	June 30, 2024
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$275,068	$289,122	$244,194
Federal Reserve	—	—	—
Interest rate swap counterparties	965	965	788
Repurchase transaction accounts	259,976	259,976	208,962
Other	2,312	2,312	2,097
Total pledged securities	$538,321	$552,375	$456,041

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit ratings which are reviewed and updated quarterly. The Company’s non-rated held-to-maturity debt securities are primarily United States government sponsored enterprise debentures carrying minimal to no credit risk. The non-rated corporate bonds primarily consist of Community Reinvestment Act related bonds secured by loan instruments from low to moderate income borrowers. The remaining non-rated held-to-maturity debt securities balance is comprised of local municipal debt from within the Company’s geographic footprint and is monitored through quarterly or annual financial review. This municipal debt is predominately essential service or unlimited general obligation backed debt. The following tables summarize the amortized cost of held-to-maturity debt securities by credit rating at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$435,378	$500	$16,340	$452,218
Not Rated	305	8,726	2,219	559,874	571,124
	$305	$444,104	$2,719	$576,214	$1,023,342

	December 31, 2023
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$456,999	$500	$16,459	$473,958
Not Rated	307	9,033	2,281	573,808	585,429
	$307	$466,032	$2,781	$590,267	$1,059,387

We had no allowance for credit losses for securities available-for-sale during three and six months ended June 30, 2024. The following tables present the activity in the allowance for credit losses for securities available-for-sale by major type for the three and six months ended June 30, 2023 (in thousands).

	For the Three Months Ended June 30, 2023
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses – securities available-for-sale
Beginning balance	$—	$—	$—	$—	$—
Provision for credit losses	—	—	2,000	—	2,000
Ending balance	$—	$—	$2,000	$—	$2,000

	For the Six Months Ended June 30, 2023
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses – securities available-for-sale
Beginning balance	$—	$—	$—	$—	$—
Provision for credit losses	—	—	2,000	—	2,000
Ending balance	$—	$—	$2,000	$—	$2,000

Note 4: LOANS RECEIVABLE AND THE ALLOWANCE FOR CREDIT LOSSES - LOANS

The following table presents the loans receivable at June 30, 2024 and December 31, 2023 by class (dollars in thousands).

	June 30, 2024		December 31, 2023
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$950,922	9%	$915,897	8%
Investment properties	1,536,142	14	1,541,344	14
Small balance CRE	1,234,302	11	1,178,500	11
Multifamily real estate	717,089	6	811,232	8
Construction, land and land development:
Commercial construction	173,296	2	170,011	2
Multifamily construction	663,989	6	503,993	5
One- to four-family construction	490,237	4	526,432	5
Land and land development	352,184	3	336,639	3
Commercial business:
Commercial business	1,298,134	12	1,255,734	12
Small business scored	1,074,465	10	1,022,154	9
Agricultural business, including secured by farmland	334,583	3	331,089	3
One- to four-family residential	1,603,266	14	1,518,046	14
Consumer:
Consumer—home equity revolving lines of credit	611,739	5	588,703	5
Consumer—other	103,500	1	110,681	1
Total loans	11,143,848	100%	10,810,455	100%
Less allowance for credit losses – loans	(152,848)		(149,643)
Net loans	$10,991,000		$10,660,812

Loan amounts are net of unearned loan fees in excess of unamortized costs of $14.9 million as of June 30, 2024, and $12.1 million as of December 31, 2023. Net loans include net discounts on acquired loans of $4.1 million and $4.6 million as of June 30, 2024 and December 31, 2023, respectively. Net loans does not include accrued interest receivable. Accrued interest receivable on loans was $53.3 million as of June 30, 2024, and $47.8 million as of December 31, 2023 and was reported in accrued interest receivable on the Consolidated Statements of Financial Condition.

The Company had pledged $8.0 billion and $7.6 billion of loans as collateral for FHLB and other borrowings at June 30, 2024 and December 31, 2023, respectively.

Purchased credit-deteriorated and purchased non-credit-deteriorated loans. Loans purchased or acquired in business combinations are recorded at their fair value at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-deteriorated (PCD) or purchased non-credit-deteriorated. There were no PCD loans acquired during the six months ended June 30, 2024 or June 30, 2023.
Troubled Loan Modifications. Occasionally, the Company offers modifications of loans to borrowers experiencing financial difficulty by providing principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions or any combination of these. When principal forgiveness is provided, the amount of the forgiveness is charged-off against the allowance for credit losses - loans. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses - loans is adjusted by the same amount. The allowance for credit losses on modified loans is measured using similar credit loss estimation methods used to determine the allowance for credit losses for all other loans held for investment. These methods incorporate the post-modification loan terms, as well as defaults and charge-offs associated with historical modified loans.

There were no loans modified related to borrowers experiencing financial difficulty during the six months ended June 30, 2024. The following table presents the amortized cost basis and financial effect of loans at June 30, 2023, that were both experiencing financial difficulty and modified during the six months ended June 30, 2023 (in thousands):

	June 30, 2023
	Term Extension	Total
One- to four-family construction	$6,361	$6,361
Total	$6,361	$6,361

The Company had committed to lend additional amounts totaling $250,000 to the borrowers included in the previous table as of June 30, 2023. The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table presents the performance at June 30, 2024 of loans that had been modified in the previous 12 months (in thousands). There were no loans past due at June 30, 2023 that had been modified in the previous 12 months.

	June 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
Commercial business	$—	$—	$121	$121
Agricultural business, including secured by farmland	—	—	1,586	1,586
One- to four-family residential	—	—	1,060	1,060
Total	$—	$—	$2,767	$2,767

The following table presents the financial effect of the loan modifications presented above for borrowers experiencing financial difficulty for the six months ended June 30, 2023:
Six Months Ended June 30, 2023
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

The following tables present the Company’s portfolio of risk-rated loans by class and by grade as of June 30, 2024 and December 31, 2023 (in thousands). In addition, the tables include the gross charge-offs for the six months ended June 30, 2024. Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	June 30, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$67,363	$162,584	$136,027	$155,759	$133,998	$208,991	$46,016	$910,738
Special Mention	2,469	—	—	—	—	—	—	2,469
Substandard	—	—	13,951	212	4,657	18,895	—	37,715
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$69,832	$162,584	$149,978	$155,971	$138,655	$227,886	$46,016	$950,922

Current period gross charge-offs	$—	$—	$347	$—	$—	$—	$—	$347

Commercial real estate - investment properties
Risk Rating
Pass	$73,445	$128,917	$185,068	$273,118	$119,836	$708,289	$36,956	$1,525,629
Special Mention	—	—	—	—	—	2,682	340	3,022
Substandard	—	—	—	—	—	7,491	—	7,491
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$73,445	$128,917	$185,068	$273,118	$119,836	$718,462	$37,296	$1,536,142

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily real estate
Risk Rating
Pass	$40,486	$87,015	$163,380	$161,585	$95,422	$161,408	$2,454	$711,750
Special Mention	—	—	—	3,174	—	—	—	3,174
Substandard	—	—	—	—	—	2,165	—	2,165
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$40,486	$87,015	$163,380	$164,759	$95,422	$163,573	$2,454	$717,089

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	June 30, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior

Commercial construction
Risk Rating
Pass	$30,630	$85,627	$42,738	$—	$12,578	$967	$—	$172,540
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	756	—	—	—	756
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$30,630	$85,627	$42,738	$756	$12,578	$967	$—	$173,296

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily construction
Risk Rating
Pass	$193,872	$150,520	$262,305	$52,637	$408	$—	$4,247	$663,989
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$193,872	$150,520	$262,305	$52,637	$408	$—	$4,247	$663,989

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

One- to four- family construction
Risk Rating
Pass	$296,432	$179,051	$12,336	$—	$—	$—	$45	$487,864
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	2,120	253	—	—	—	—	2,373
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$296,432	$181,171	$12,589	$—	$—	$—	$45	$490,237

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	June 30, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior

Land and land development
Risk Rating
Pass	$118,339	$126,963	$48,506	$27,882	$10,385	$16,711	$807	$349,593
Special Mention	—	—	640	—	—	—	—	640
Substandard	—	1,098	—	277	536	40	—	1,951
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$118,339	$128,061	$49,146	$28,159	$10,921	$16,751	$807	$352,184

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial business
Risk Rating
Pass	$86,123	$127,398	$193,961	$109,833	$118,531	$213,421	$388,323	$1,237,590
Special Mention	—	384	82	—	69	41	32,888	33,464
Substandard	998	1,326	4,497	3,099	5,089	3,221	8,850	27,080
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$87,121	$129,108	$198,540	$112,932	$123,689	$216,683	$430,061	$1,298,134

Current period gross charge-offs	$—	$418	$—	$1	$—	$1	$353	$773

Agricultural business, including secured by farmland
Risk Rating
Pass	$20,034	$45,368	$32,621	$24,457	$17,091	$57,837	$116,897	$314,305
Special Mention	—	—	—	—	—	—	5,404	5,404
Substandard	—	2,674	—	602	—	7,997	3,601	14,874
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business, including secured by farmland	$20,034	$48,042	$32,621	$25,059	$17,091	$65,834	$125,902	$334,583

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$170,577	$149,489	$161,647	$139,934	$65,424	$154,036	$36,209	$877,316
Special Mention	—	—	—	—	—	—	1	1
Substandard	—	14,450	217	4,731	18,999	183	—	38,580
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$170,577	$163,939	$161,864	$144,665	$84,423	$154,219	$36,210	$915,897

Commercial real estate - investment properties
Risk Rating
Pass	$154,128	$168,286	$281,324	$123,315	$156,174	$597,977	$47,936	$1,529,140
Special Mention	—	—	—	—	—	2,714	1,198	3,912
Substandard	—	—	—	—	—	8,292	—	8,292
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$154,128	$168,286	$281,324	$123,315	$156,174	$608,983	$49,134	$1,541,344

Multifamily real estate
Risk Rating
Pass	$96,865	$177,907	$215,220	$101,336	$46,886	$167,305	$3,285	$808,804
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,428	—	2,428
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$96,865	$177,907	$215,220	$101,336	$46,886	$169,733	$3,285	$811,232

	December 31, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Commercial construction
Risk Rating
Pass	$86,165	$62,302	$4,056	$12,705	$—	$1,015	$—	$166,243
Special Mention	3,010	—	—	—	—	—	—	3,010
Substandard	—	—	758	—	—	—	—	758
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$89,175	$62,302	$4,814	$12,705	$—	$1,015	$—	$170,011

Multifamily construction
Risk Rating
Pass	$176,729	$256,661	$70,189	$414	$—	$—	$—	$503,993
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$176,729	$256,661	$70,189	$414	$—	$—	$—	$503,993

One- to four- family construction
Risk Rating
Pass	$447,818	$43,563	$25,229	$—	$329	$—	$381	$517,320
Special Mention	—	—	—	—	—	—	—	—
Substandard	6,715	253	2,144	—	—	—	—	9,112
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$454,533	$43,816	$27,373	$—	$329	$—	$381	$526,432

	December 31, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Land and land development
Risk Rating
Pass	$188,134	$80,472	$34,146	$12,338	$8,409	$10,152	$2,136	$335,787
Special Mention	—	852	—	—	—	—	—	852
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$188,134	$81,324	$34,146	$12,338	$8,409	$10,152	$2,136	$336,639

Commercial business
Risk Rating
Pass	$157,830	$223,582	$121,031	$134,066	$102,545	$126,175	$363,652	$1,228,881
Special Mention	199	—	—	—	43	—	2,548	2,790
Substandard	1,919	5,207	3,398	5,207	1,509	2,010	4,813	24,063
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$159,948	$228,789	$124,429	$139,273	$104,097	$128,185	$371,013	$1,255,734

Agricultural business, including secured by farmland
Risk Rating
Pass	$48,620	$35,520	$24,659	$17,658	$23,885	$38,273	$123,158	$311,773
Special Mention	550	—	652	—	—	301	308	1,811
Substandard	4,057	—	626	—	7,819	2,280	2,723	17,505
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business, including secured by farmland	$53,227	$35,520	$25,937	$17,658	$31,704	$40,854	$126,189	$331,089

The following tables present the Company’s portfolio of non-risk-rated loans by class and delinquency status as of June 30, 2024 and December 31, 2023 (in thousands). In addition, the tables include the gross charge-offs for the six months ended June 30, 2024. Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	June 30, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior

Small balance CRE
Past Due Category
Current	$24,876	$83,351	$196,278	$223,581	$168,013	$537,330	$—	$1,233,429
30-59 Days Past Due	—	—	—	—	—	333	—	333
60-89 Days Past Due	—	—	—	—	—	—	—	—
90 Days + Past Due	—	—	—	—	413	127	—	540
Total Small balance CRE	$24,876	$83,351	$196,278	$223,581	$168,426	$537,790	$—	$1,234,302

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Small business scored
Past Due Category
Current	$109,181	$184,598	$257,607	$160,754	$76,723	$141,393	$141,061	$1,071,317
30-59 Days Past Due	—	149	5	28	61	444	298	985
60-89 Days Past Due	—	37	206	527	—	66	33	869
90 Days + Past Due	—	24	857	88	—	325	—	1,294
Total Small business scored	$109,181	$184,808	$258,675	$161,397	$76,784	$142,228	$141,392	$1,074,465

Current period gross charge-offs	$—	$—	$390,000	$187,000	$47,000	$549,000	$—	$1,173

One- to four- family residential
Past Due Category
Current	$145,719	$344,885	$568,188	$255,223	$54,163	$225,533	$—	$1,593,711
30-59 Days Past Due	—	—	—	5	—	126	—	131
60-89 Days Past Due	—	—	—	—	866	330	—	1,196
90 Days + Past Due	—	1,701	2,007	2,791	192	1,537	—	8,228
Total One- to four- family residential	$145,719	$346,586	$570,195	$258,019	$55,221	$227,526	$—	$1,603,266

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	June 30, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$4,989	$1,255	$4,197	$1,498	$1,672	$6,944	$583,953	$604,508
30-59 Days Past Due	—	309	444	98	45	139	2,769	3,804
60-89 Days Past Due	—	62	101	70	—	101	—	334
90 Days + Past Due	—	50	563	384	821	1,022	253	3,093
Total Consumer—home equity revolving lines of credit	$4,989	$1,676	$5,305	$2,050	$2,538	$8,206	$586,975	$611,739

Current period gross charge-offs	$—	$—	$58	$—	$11	$—	$55	$124

Consumer-other
Past Due Category
Current	$4,264	$8,538	$28,344	$8,979	$5,816	$20,213	$26,703	$102,857
30-59 Days Past Due	—	17	106	—	—	123	144	390
60-89 Days Past Due	—	—	13	—	127	11	102	253
90 Days + Past Due	—	—	—	—	—	—	—	—
Total Consumer-other	$4,264	$8,555	$28,463	$8,979	$5,943	$20,347	$26,949	$103,500

Current period gross charge-offs	$—	$48	$65	$60	$27	$128	$624	$952

	December 31, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Small balance CRE
Past Due Category
Current	$83,077	$194,213	$215,550	$163,689	$121,596	$399,025	$378	$1,177,528
30-59 Days Past Due	—	—	—	—	159	400	—	559
60-89 Days Past Due	—	—	—	—	—	—	—	—
90 Days + Past Due	—	—	—	413	—	—	—	413
Total Small balance CRE	$83,077	$194,213	$215,550	$164,102	$121,755	$399,425	$378	$1,178,500

Small business scored
Past Due Category
Current	$197,138	$276,888	$172,286	$84,320	$61,613	$96,269	$129,998	$1,018,512
30-59 Days Past Due	16	171	1,048	52	169	287	307	2,050
60-89 Days Past Due	18	—	—	60	79	393	83	633
90 Days + Past Due	24	69	148	—	460	257	1	959
Total Small business scored	$197,196	$277,128	$173,482	$84,432	$62,321	$97,206	$130,389	$1,022,154

One- to four- family residential
Past Due Category
Current	$360,797	$586,167	$262,414	$56,436	$31,275	$206,247	$209	$1,503,545
30-59 Days Past Due	846	3,087	979	511	—	1,441	—	6,864
60-89 Days Past Due	—	540	510	388	151	790	—	2,379
90 Days + Past Due	1,060	700	1,582	192	633	1,091	—	5,258
Total One- to four- family residential	$362,703	$590,494	$265,485	$57,527	$32,059	$209,569	$209	$1,518,046

	December 31, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$5,003	$2,594	$1,564	$1,200	$1,177	$4,678	$566,249	$582,465
30-59 Days Past Due	—	51	93	66	175	324	2,063	2,772
60-89 Days Past Due	—	—	98	—	50	246	445	839
90 Days + Past Due	—	365	178	1,043	19	966	56	2,627
Total Consumer—home equity revolving lines of credit	$5,003	$3,010	$1,933	$2,309	$1,421	$6,214	$568,813	$588,703

Consumer-other
Past Due Category
Current	$10,756	$31,836	$9,961	$6,906	$4,441	$17,920	$28,207	$110,027
30-59 Days Past Due	5	—	62	—	—	81	269	417
60-89 Days Past Due	12	—	4	2	20	6	97	141
90 Days + Past Due	—	58	—	28	10	—	—	96
Total Consumer-other	$10,773	$31,894	$10,027	$6,936	$4,471	$18,007	$28,573	$110,681

The following tables provide the amortized cost basis of collateral-dependent loans as of June 30, 2024 and December 31, 2023 (in thousands). Our collateral dependent loans presented in the tables below have no significant concentrations by property type or location.

	June 30, 2024
	Real Estate	Accounts Receivable	Equipment	Inventory	Total
Commercial real estate:
Owner-occupied	$1,044	$—	$—	$—	$1,044
Small balance CRE	639	—	—	—	639
Construction, land and land development:
One- to four-family construction	2,087	—	—	—	2,087
Land and land development	1,634	—	—	—	1,634
Commercial business
Commercial business	—	1,000	4,848	583	6,431
Small business scored	—	—	95	—	95
Agricultural business, including secured by farmland	1,586	—	—	—	1,586
One- to four-family residential	4,601	—	—	—	4,601
Consumer—home equity revolving lines of credit	821	—	—	—	821
Total	$12,412	$1,000	$4,943	$583	$18,938

	December 31, 2023
	Real Estate	Accounts Receivable	Equipment	Inventory	Total
Commercial real estate:
Owner-occupied	$1,391	$—	$—	$—	$1,391
Small balance CRE	755	—	—	—	755
One- to four-family construction	8,859	—	—	—	8,859
Commercial business	—	1,059	5,085	812	6,956
Agricultural business, including secured by farmland	2,576	—	—	—	2,576
One- to four-family residential	1,954	—	—	—	1,954
Consumer—home equity revolving lines of credit	821	—	—	—	821
Total	$16,356	$1,059	$5,085	$812	$23,312

The following tables provide additional detail on the age analysis of the Company’s past due loans as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$—	$1,044	$1,044	$949,878	$950,922	$1,044	$1,097	$—
Investment properties	461	—	—	461	1,535,681	1,536,142	—	—	—
Small balance CRE	333	—	540	873	1,233,429	1,234,302	639	1,229	—
Multifamily real estate	—	—	—	—	717,089	717,089	—	—	—
Construction, land and land development:
Commercial construction	—	—	—	—	173,296	173,296	—	—	—
Multifamily construction	—	—	—	—	663,989	663,989	—	—	—
One- to four-family construction	—	—	1,349	1,349	488,888	490,237	1,834	2,087	—
Land and land development	—	50	1,375	1,425	350,759	352,184	1,634	1,912	—
Commercial business:
Commercial business	54	1,649	1,400	3,103	1,295,031	1,298,134	121	6,767	—
Small business scored	985	869	1,294	3,148	1,071,317	1,074,465	—	1,927	—
Agricultural business, including secured by farmland	1,663	—	1,586	3,249	331,334	334,583	1,586	1,586	—
One- to four-family residential	131	1,196	8,228	9,555	1,593,711	1,603,266	3,942	8,184	1,861
Consumer:
Consumer—home equity revolving lines of credit	3,804	334	3,093	7,231	604,508	611,739	821	3,368	692
Consumer—other	390	253	—	643	102,857	103,500	—	12	—
Total	$7,821	$4,351	$19,909	$32,081	$11,111,767	$11,143,848	$11,621	$28,169	$2,553

(1)     The Company did not recognize any interest income on non-accrual loans during the six months ended June 30, 2024.

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$—	$—	$—	$915,897	$915,897	$1,391	$1,450	$—
Investment properties	—	—	—	—	1,541,344	1,541,344	—	—	—
Small balance CRE	559	—	413	972	1,177,528	1,178,500	755	1,227	—
Multifamily real estate	—	—	—	—	811,232	811,232	—	—	—
Construction, land and land development:
Commercial construction	—	—	—	—	170,011	170,011	—	—	—
Multifamily construction	—	—	—	—	503,993	503,993	—	—	—
One- to four-family construction	286	—	4,201	4,487	521,945	526,432	2,852	3,105	1,096
Land and land development	1,822	553	42	2,417	334,222	336,639	—	—	42
Commercial business:
Commercial business	1,166	5,735	1,181	8,082	1,247,652	1,255,734	789	7,346	—
Small business scored	2,050	633	959	3,642	1,018,512	1,022,154	—	1,656	1
Agricultural business, including secured by farmland	—	—	2,171	2,171	328,918	331,089	3,167	3,167	—
One-to four-family residential	6,864	2,379	5,258	14,501	1,503,545	1,518,046	1,939	5,702	1,205
Consumer:
Consumer—home equity revolving lines of credit	2,772	839	2,627	6,238	582,465	588,703	821	3,110	391
Consumer—other	417	141	96	654	110,027	110,681	—	94	10
Total	$15,936	$10,280	$16,948	$43,164	$10,767,291	$10,810,455	$11,714	$26,857	$2,745

(1)     The Company did not recognize any interest income on non-accrual loans during the year ended December 31, 2023.

The following tables provide the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30, 2024
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$43,555	$9,293	$28,908	$35,544	$3,890	$20,432	$9,518	$151,140
(Recapture)/provision for credit losses	(4,242)	(1,040)	2,689	3,104	(40)	457	1,025	1,953
Recoveries	98	—	—	324	195	17	112	746
Charge-offs	(347)	—	—	(137)	—	—	(507)	(991)
Ending balance	$39,064	$8,253	$31,597	$38,835	$4,045	$20,906	$10,148	$152,848

	For the Six Months Ended June 30, 2024
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$44,384	$9,326	$28,095	$35,464	$3,865	$19,271	$9,238	$149,643
(Recapture)/provision for credit losses	(6,460)	(1,073)	3,502	4,212	(121)	1,602	1,715	3,377
Recoveries	1,487	—	—	1,105	301	33	271	3,197
Charge-offs	(347)	—	—	(1,946)	—	—	(1,076)	(3,369)
Ending balance	$39,064	$8,253	$31,597	$38,835	$4,045	$20,906	$10,148	$152,848

	For the Three Months Ended June 30, 2023
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$42,975	$8,475	$28,433	$33,735	$3,094	$15,736	$9,009	$141,457
Provision/(recapture) for credit losses	587	(436)	1,567	187	477	969	208	3,559
Recoveries	74	—	—	524	2	36	117	753
Charge-offs	—	—	(156)	(566)	—	(4)	(363)	(1,089)
Ending balance	$43,636	$8,039	$29,844	$33,880	$3,573	$16,737	$8,971	$144,680

	For the Six Months Ended June 30, 2023
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$44,086	$7,734	$29,171	$33,299	$3,475	$14,729	$8,971	$141,465
(Recapture)/provision for credit losses	(708)	305	829	1,662	(13)	1,889	369	4,333
Recoveries	258	—	—	643	111	153	286	1,451
Charge-offs	—	—	(156)	(1,724)	—	(34)	(655)	(2,569)
Ending balance	$43,636	$8,039	$29,844	$33,880	$3,573	$16,737	$8,971	$144,680

Note 5: GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At June 30, 2024, intangible assets are comprised of goodwill and core deposit intangibles (CDI) acquired in business combinations. Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed at least annually for impairment. The Company has identified one reporting unit for the purpose of evaluating goodwill for impairment. The Company completed an assessment of qualitative factors as of December 31, 2023 and concluded that no further analysis was required as it is more likely than not that the fair value of Banner Bank, the reporting unit, exceeds the carrying value.

CDI represents the value of transaction-related deposits and the value of the client relationships associated with the deposits. The Company amortizes CDI assets over their estimated useful lives and reviews them at least annually for events or circumstances that could impair their value.

The following table summarizes the changes in the Company’s goodwill and other intangibles for the year ended December 31, 2023 and the six months ended June 30, 2024 (in thousands):

	Goodwill	CDI	Total
Balance, December 31, 2022	$373,121	$9,440	$382,561
Amortization	—	(3,756)	(3,756)
Balance, December 31, 2023	373,121	5,684	378,805
Amortization	—	(1,447)	(1,447)
Balance, June 30, 2024	$373,121	$4,237	$377,358

The following table presents the estimated amortization expense with respect to CDI as of June 30, 2024, for the periods indicated (in thousands):

Estimated Amortization
Remainder of 2024	$1,179
2025	1,567
2026	904
2027	426
2028	126
Thereafter	35
$4,237

Mortgage Servicing Rights:  Mortgage and SBA servicing rights are reported in other assets.  SBA servicing rights are initially recorded and carried at fair value. Mortgage servicing rights are initially recognized at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the three and six months ended June 30, 2024 and 2023, the Company did not record any impairment charges or recoveries against mortgage servicing rights. The unpaid principal balance of loans for which mortgage and SBA servicing rights have been recognized totaled $2.80 billion and $2.78 billion at June 30, 2024 and December 31, 2023, respectively.  Custodial accounts maintained in connection with this servicing totaled $17.5 million and $11.6 million at June 30, 2024 and December 31, 2023, respectively.

An analysis of the mortgage and SBA servicing rights for the three and six months ended June 30, 2024 and 2023 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of the period	$14,293	$15,613	$14,649	$16,166
Additions—amounts capitalized	478	349	784	485
Additions—through purchase	74	85	109	124
Amortization (1)	(797)	(827)	(1,603)	(1,674)
Fair value adjustments (2)	(38)	(109)	71	10
Balance, end of the period (3)	$14,010	$15,111	$14,010	$15,111

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
(3)    There was no valuation allowance on mortgage servicing rights as of both June 30, 2024 and 2023.

Note 6: DEPOSITS

Deposits consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Non-interest-bearing accounts	$4,537,803	$4,792,369
Interest-bearing checking	2,208,742	2,098,526
Regular savings accounts	3,192,036	2,980,530
Money market accounts	1,615,549	1,680,605
Total interest-bearing transaction and savings accounts	7,016,327	6,759,661
Certificates of deposit:
Certificates of deposit greater than or equal to $250,000	479,554	473,124
Certificates of deposit less than $250,000	1,045,579	1,004,343
Total certificates of deposit	1,525,133	1,477,467
Total deposits	$13,079,263	$13,029,497
Included in total deposits:
Public fund transaction and savings accounts	$399,148	$356,615
Public fund interest-bearing certificates	29,101	52,048
Total public deposits	$428,249	$408,663
Total brokered certificates of deposit	$105,309	$108,058

Scheduled maturities and weighted average interest rates of certificates of deposit at June 30, 2024 are as follows (dollars in thousands):

	June 30, 2024
	Amount	Weighted Average Rate
Maturing in one year or less	$1,451,483	4.01%
Maturing after one year through two years	48,022	1.75
Maturing after two years through three years	17,962	0.84
Maturing after three years through four years	4,503	0.62
Maturing after four years through five years	2,490	0.75
Maturing after five years	673	0.72
Total certificates of deposit	$1,525,133	3.89%

Note 7: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2024 and December 31, 2023, whether or not recognized or recorded in the Consolidated Statements of Financial Condition (dollars in thousands):

		June 30, 2024		December 31, 2023
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$247,458	$247,458	$254,464	$254,464
Securities—available-for-sale	2	2,172,260	2,172,260	2,348,479	2,348,479
Securities—available-for-sale	3	25,433	25,433	25,304	25,304
Securities—held-to-maturity	2	1,016,211	845,924	1,052,028	900,522
Securities—held-to-maturity	3	6,817	6,785	7,027	6,992
Loans held for sale	2	13,421	13,608	11,170	11,219
Loans receivable, net	3	10,991,000	10,597,216	10,660,812	10,250,271
Equity securities	1	362	362	449	449
FHLB stock	3	27,311	27,311	24,028	24,028
Bank-owned life insurance	1	307,948	307,948	304,366	304,366
Mortgage servicing rights	3	13,199	37,702	13,909	35,794
SBA servicing rights	3	811	811	740	740
Investments in limited partnerships	3	13,417	13,417	13,475	13,475
Derivatives:
Interest rate swaps	2	26,682	26,682	15,129	15,129
Interest rate lock and forward sales commitments	2,3	324	324	275	275
Liabilities:
Demand, interest checking and money market accounts	2	8,362,094	8,362,094	8,571,500	8,571,500
Regular savings	2	3,192,036	3,192,036	2,980,530	2,980,530
Certificates of deposit	2	1,525,133	1,513,527	1,477,467	1,465,612
FHLB advances	2	398,000	398,000	323,000	323,000
Other borrowings	2	165,956	165,956	182,877	182,877
Subordinated notes, net	2	89,561	84,492	92,851	85,536
Junior subordinated debentures	3	66,831	66,831	66,413	66,413
Derivatives:
Interest rate swaps	2	43,780	43,780	29,809	29,809
Interest rate lock and forward sales commitments	2,3	1	1	185	185
Risk participation agreement	2	13	13	42	42

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency obligations	$—	$8,554	$—	$8,554
Municipal bonds	—	124,789	—	124,789
Corporate bonds	—	95,294	25,433	120,727
Mortgage-backed or related securities	—	1,734,865	—	1,734,865
Asset-backed securities	—	208,758	—	208,758
	—	2,172,260	25,433	2,197,693

Loans held for sale(1)	—	10,147	—	10,147
Equity securities	362	—	—	362
SBA servicing rights	—	—	811	811
Investment in limited partnerships	—	—	13,417	13,417

Derivatives
Interest rate swaps	—	26,682	—	26,682
Interest rate lock and forward sales commitments	—	66	258	324
	$362	$2,209,155	$39,919	$2,249,436
Liabilities:
Junior subordinated debentures	$—	$—	$66,831	$66,831
Derivatives
Interest rate swaps	—	43,780	—	43,780
Interest rate lock and forward sales commitments	—	—	1	1
Risk participation agreement	—	13	—	13
	$—	$43,793	$66,832	$110,625

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency obligations	$—	$34,189	$—	$34,189
Municipal bonds	—	132,905	—	132,905
Corporate bonds	—	93,819	25,304	119,123
Mortgage-backed or related securities	—	1,866,714	—	1,866,714
Asset-backed securities	—	220,852	—	220,852
	—	2,348,479	25,304	2,373,783

Loans held for sale(1)	—	9,105	—	9,105
Equity securities	449	—	—	449
SBA servicing rights	—	—	740	740
Investment in limited partnerships	—	—	13,475	13,475

Derivatives
Interest rate swaps	—	15,129	—	15,129
Interest rate lock and forward sales commitments	—	—	275	275
	$449	$2,372,713	$39,794	$2,412,956
Liabilities:
Junior subordinated debentures	$—	$—	$66,413	$66,413
Derivatives
Interest rate swaps	—	29,809	—	29,809
Interest rate lock and forward sales commitments	—	161	24	185
Risk participation agreement	—	42	—	42
	$—	$30,012	$66,437	$96,449

(1)    The unpaid principal balance of residential mortgage loans held for sale carried at fair value on a recurring basis was $9.8 million and $8.8 million at June 30, 2024 and December 31, 2023, respectively.

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2024 and December 31, 2023.  The factors used in the fair value estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, and quantitative and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and non-recurring basis at June 30, 2024 and December 31, 2023:

			Weighted Average Rate or Range
Financial Instruments	Valuation Technique	Unobservable Inputs	June 30, 2024	December 31, 2023
Corporate bonds (TPS)	Discounted cash flows	Discount rate	10.84%	10.84%
Junior subordinated debentures	Discounted cash flows	Discount rate	10.84%	10.84%
Loans individually evaluated	Collateral valuations	Discount to appraised value	—% to 80%	8.75% to 25%
Interest rate lock commitments	Pricing model	Pull-through rate	90.92%	88.24%
SBA servicing rights	Discounted cash flows	Constant prepayment rate	18.97%	16.92%

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

Junior subordinated debentures: Similar to the TPS discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner’s credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of June 30, 2024, or the passage of time, will result in negative fair value adjustments. At June 30, 2024, the discount rate utilized was based on a credit spread of 551 basis points and three-month SOFR of 532 basis points.

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

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30, 2024
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$25,357	$66,586	$218	$12,975	$849
Net change recognized in earnings	65	—	39	(164)	(38)
Net change recognized in accumulated other comprehensive income (AOCI)	11	245	—	—	—
Purchases, issuances and settlements	—	—	—	606	—
Ending balance at June 30, 2024	$25,433	$66,831	$257	$13,417	$811

	Six Months Ended June 30, 2024
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$25,304	$66,413	$251	$13,475	$740
Net change recognized in earnings	129	—	6	(1,094)	71
Net change recognized in AOCI	—	418	—	—	—
Purchases, issuances and settlements	—	—	—	1,036	—
Ending balance at June 30, 2024	$25,433	$66,831	$257	$13,417	$811

	Three Months Ended June 30, 2023
	Level 3 Fair Value Inputs
	TPS	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$28,591	$74,703	$480	$12,394	$954
Net change recognized in earnings	(2,932)	—	(212)	(142)	(109)
Net change recognized in AOCI	—	(7,466)	—	—	—
Purchases, issuances and settlements	—	—	—	524	—
Ending balance at June 30, 2023	$25,659	$67,237	$268	$12,776	$845

	Six Months Ended June 30, 2023
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$28,694	$74,857	$39	$12,427	$835
Net change recognized in earnings	(3,035)		229	(662)	10
Net change recognized in AOCI		(7,620)	—	—	—
Purchases, issuances and settlements	—	—	—	1,011	—
Ending balance at June 30, 2023	$25,659	$67,237	$268	$12,776	$845

Interest income, dividends and amortization related to TPS are recorded as a component of interest income. Interest expense related to the junior subordinated debentures is measured based on contractual interest rates and reported in interest expense. The change in fair value of the junior subordinated debentures, which represents changes in instrument specific credit risk, and the change in fair value of TPS securities are recorded in other comprehensive income. The change in fair value of investments in limited partnerships and the SBA servicing asset are recorded as a component of non-interest income. The change in fair value of the interest rate lock and forward sales commitments are included in mortgage banking operations in non-interest income.

Items Measured at Fair Value on a Non-recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$4,760	$4,760
Real Estate Owned (REO)	$—	$—	$2,564	$2,564

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$8,308	$8,308
REO	—	—	526	526

The following table presents the gains and losses resulting from non-recurring fair value adjustments for the three and six months ended June 30, 2024 and June 30, 2023 (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loans individually evaluated	$347	$—	$347	$—
Loans held for sale	—	(757)	—	(463)
Total loss from non-recurring measurements	$347	$(757)	$347	$(463)

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

As of June 30, 2024, the Company has recognized $2.0 million of unrecognized tax benefits for uncertain tax positions. The Company does not anticipate that there are additional uncertain tax positions or that any uncertain tax position which has not been recognized would materially affect the effective tax rate if recognized. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense. The Company files consolidated income tax returns in the U.S. federal jurisdiction and in the Oregon, California, Utah, Idaho and Montana state jurisdictions.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Tax Credit Investments:
Total commitments	$128,435	$103,453
Unfunded commitments	85,405	62,594

The following table presents other information related to the Company’s tax credit investments for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Tax credits and other tax benefits recognized	$3,163	$2,134	$6,326	$4,269
Tax credit amortization expense included in provision for income taxes	2,519	1,722	5,018	3,444

Note 9: CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings per share data for the three and six months ended June 30, 2024 and 2023 (in thousands, except shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$39,795	$39,591	$77,354	$95,146

Basic weighted average shares outstanding	34,488,163	34,373,434	34,439,863	34,306,853
Dilutive effect of unvested restricted stock	48,849	35,590	99,757	128,368
Diluted weighted shares outstanding	34,537,012	34,409,024	34,539,620	34,435,221
Earnings per common share
Basic	$1.15	$1.15	$2.25	$2.77
Diluted	$1.15	$1.15	$2.24	$2.76
Restricted stock units and stock options excluded from the diluted average outstanding share calculation (1)	119,057	283,313	119,057	88,210
(1)Anti-dilution occurs when the unrecognized compensation cost per share of a restricted stock unit exceeds the current market price of the Company’s stock.

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

The Company reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of June 30, 2024, 277,304 restricted stock shares and 600,100 restricted stock units have been granted under the 2014 Plan of which no restricted stock shares and 167,040 restricted stock units were unvested. No further awards will be granted under the 2014 Plan.

The Company reserved 900,000 shares of common stock for issuance under the 2018 Plan in connection with the exercise of awards. As of June 30, 2024, 813,657 restricted stock units have been granted under the 2018 Plan of which 270,318 restricted stock units were unvested.

The Company reserved 625,000 shares of common stock for issuance under the 2023 Plan in connection with the exercise of awards. As of June 30, 2024, 4,927 restricted stock shares and 9,798 restricted stock units have been granted under the 2023 Plan all of which were unvested.

The expense associated with all restricted stock grants (including restricted stock shares and restricted stock units) was $2.4 million and $4.7 million for the three and six month periods ended June 30, 2024, and was $2.3 million and $4.4 million for the three and six month periods ended June 30, 2023, respectively. Unrecognized compensation expense for these awards as of June 30, 2024, was $18.7 million and will be recognized over a weighted average period of 14 months.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	June 30, 2024	December 31, 2023
Commitments to extend credit	$3,874,233	$3,887,423
Standby letters of credit and financial guarantees	29,120	29,312
Commitments to originate loans	35,924	27,487
Risk participation agreements	44,889	46,348

Derivatives also included in Note 12:
Commitments to originate loans held for sale	44,632	19,572
Commitments to sell loans secured by one- to four-family residential properties	15,689	8,437
Commitments to sell securities related to mortgage banking activities	29,000	17,000

In addition to the commitments disclosed in the table above, the Company is committed to funding the unfunded portion of its tax credit investments. As of June 30, 2024 and December 31, 2023, the funded balances and remaining outstanding commitments of these unfunded tax investments were as follows (in thousands):

	June 30, 2024		December 31, 2023
	Funded Balance	Unfunded Balance	Funded Balance	Unfunded Balance
Tax credit investments	$71,748	$85,405	$68,559	$62,594

The Company has also entered into agreements to invest in limited partnerships. As of June 30, 2024 and December 31, 2023, the funded balances and remaining outstanding commitments of these limited partnership investments were as follows (in thousands):

	June 30, 2024		December 31, 2023
	Funded Balance	Unfunded Balance	Funded Balance	Unfunded Balance
Limited partnerships investments	$13,074	$14,426	$12,038	$10,462

Commitments to extend credit are agreements to lend to a client, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each client’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the client. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company’s allowance for credit losses - unfunded loan commitments at June 30, 2024 and December 31, 2023 was $14.0 million and $14.5 million, respectively.

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to clients during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the client. The Bank then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans would require a lock extension. The cost of a lock extension at times was borne by the client and at times by the Bank. These lock extension costs have not had a material impact to the Company’s operations. For mandatory delivery commitments the Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during the three and six months ended June 30, 2024 or June 30, 2023. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to clients and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Bank holds a security interest.  Based upon the information known to management at this time, the Company has accrued $702,000 related to outstanding legal proceedings as of June 30, 2024, compared to $14.8 million as of December 31, 2023. There are no other legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at June 30, 2024.

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

The Company’s derivative and hedging activities involve interest rate swaps related to certain term loans and forward sales contracts associated with mortgage banking activities. Generally, these instruments help the Company manage exposure to market risk and meet client financing needs. Market risk represents the possibility that economic value or net interest income will be adversely affected by fluctuations in external factors such as market-driven interest rates and prices or other economic factors.

As of June 30, 2024 and December 31, 2023, the notional values or contractual amounts and fair values of the Company’s derivatives were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2024		December 31, 2023		June 30, 2024		December 31, 2023
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
Hedged interest rate swaps	$—	$—	$—	$—	$400,000	$8,202	$400,000	$15,141
Interest rate swaps not designated in hedge relationships	$398,489	$33,726	$416,711	$29,058	$398,489	$33,764	$416,711	$29,126
Master netting agreements		(7,044)		(13,929)		(7,044)		(13,929)
Cash offset/(settlement)		—		—		8,858		(529)
Net interest rate swaps		26,682		15,129		43,780		29,809
Risk participation agreements	933	—	1,050	—	43,955	13	45,298	42
Mortgage loan commitments	44,632	258	19,572	275	—	—	—	—
Forward sales contracts	36,164	66	5,406	—	5,250	1	17,966	185
Total	$480,218	$27,006	$442,739	$15,404	$447,694	$43,794	$479,975	$30,036

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on the Company’s variable-rate assets. During the next 12 months, the Company estimates that an additional $7.0 million will be reclassified as a decrease to interest income.

The following table presents the effect of cash flow hedge accounting on AOCI for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30, 2024
	Amount of Gain or (Loss) Recognized in AOCI on Derivative	Amount of Gain or (Loss) Recognized in AOCI Included Component	Amount of Gain or (Loss) Recognized in AOCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest rate swaps	$(577)	$(577)	$—	Interest Income	$(4,581)	$(4,581)	$—

	For the Six Months Ended June 30, 2024
	Amount of Gain or (Loss) Recognized in AOCI on Derivative	Amount of Gain or (Loss) Recognized in AOCI Included Component	Amount of Gain or (Loss) Recognized in AOCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest rate swaps	$(2,273)	$(2,273)	$—	Interest Income	$(9,158)	$(9,158)	$—

	For the Three Months Ended June 30, 2023
	Amount of Gain or (Loss) Recognized in AOCI on Derivative	Amount of Gain or (Loss) Recognized in AOCI Included Component	Amount of Gain or (Loss) Recognized in AOCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest rate swaps	$(5,514)	$(5,514)	$—	Interest Income	$(4,159)	$(4,159)	$—

	For the Six Months Ended June 30, 2023
	Amount of Gain or (Loss) Recognized in AOCI on Derivative	Amount of Gain or (Loss) Recognized in AOCI Included Component	Amount of Gain or (Loss) Recognized in AOCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest rate swaps	$(4,390)	$(4,390)	$—	Interest Income	$(7,772)	$(7,772)	$—

At June 30, 2024 and December 31, 2023, we recorded total net unrealized losses on cash flow hedges in AOCI of $5.4 million and $10.6 million, respectively.

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

Gains (losses) recognized in income within mortgage banking operations on non-designated hedging instruments for the three and six months ended June 30, 2024 and 2023, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Mortgage loan commitments	$40	$(210)	$73	$230
Forward sales contracts	10	(221)	80	79
	$50	$(431)	$153	$309

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between the Bank and the dealer counterparties, the agreements contain a provision where if the Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required the Bank to maintain a specific capital level. If the Bank had breached any of these provisions at June 30, 2024 or December 31, 2023, it could have been required to settle its obligations under the agreements at the termination value. As of June 30, 2024 and December 31, 2023, the Company had no obligations to dealer counterparties related to these agreements. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $18.6 million and $15.0 million as of June 30, 2024 and December 31, 2023, respectively. The collateral posted included restricted cash of $17.7 million and $14.0 million as of June 30, 2024 and December 31, 2023, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable. In addition, some interest rate swap derivatives between the Company and the dealer counterparties are cleared through central clearing houses. These clearing houses characterize the variation margin payments as settlements of the derivative’s market exposure and not as collateral. The variation margin is treated as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative liability. The variation margin adjustment was a positive adjustment of $8.9 million and a negative adjustment of $529,000 as of June 30, 2024 and December 31, 2023, respectively.

The following tables present additional information related to the Company’s derivative contracts, by type of financial instrument, as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$33,726	$(7,044)	$26,682	$—	$—	$26,682
	$33,726	$(7,044)	$26,682	$—	$—	$26,682
Derivative liabilities
Interest rate swaps	$41,966	$1,814	$43,780	$—	$(16,793)	$26,987
	$41,966	$1,814	$43,780	$—	$(16,793)	$26,987

	December 31, 2023
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$29,058	$(13,929)	$15,129	$—	$—	$15,129
	$29,058	$(13,929)	$15,129	$—	$—	$15,129
Derivative liabilities
Interest rate swaps	$44,267	$(14,458)	$29,809	$—	$(13,124)	$16,685
	$44,267	$(14,458)	$29,809	$—	$(13,124)	$16,685

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Banner is a bank holding company incorporated in the State of Washington, which wholly owns one subsidiary bank, Banner Bank. The Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington, and as of June 30, 2024, it had 135 branch offices and 13 loan production offices located in Washington, Oregon, California, Idaho and Utah.  Banner is subject to regulation by the Federal Reserve.  The Bank is subject to regulation by the Washington State Department of Financial Institutions-Division of Banks (the DFI) and the Federal Deposit Insurance Corporation (the FDIC).  As of June 30, 2024, we had total consolidated assets of $15.82 billion, total loans of $11.14 billion, total deposits of $13.08 billion and total shareholders’ equity of $1.69 billion.

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

Second Quarter 2024 Financial Highlights
•Revenue was $149.7 million for the second quarter of 2024, compared to $144.6 million in the preceding quarter.
•Adjusted revenue* (the total of net interest income and total non-interest income adjusted for the net gain or loss on the sale of securities and the net change in valuation of financial instruments) was $150.5 million in the second quarter of 2024, compared to $150.4 million in the preceding quarter.
•Net interest income was $132.5 million in the second quarter of 2024, compared to $133.0 million in the preceding quarter.
•Net interest margin, on a tax equivalent basis, was 3.70%, compared to 3.74% in the preceding quarter.
•Mortgage banking operations revenue was $3.0 million for the second quarter of 2024, compared to $2.3 million in the preceding quarter.
•Return on average assets was 1.02%, compared to 0.97% in the preceding quarter.
•Net loans receivable increased 3% to $10.99 billion at June 30, 2024, compared to $10.72 billion at March 31, 2024.
•Non-performing assets were $33.3 million, or 0.21% of total assets, at June 30, 2024, compared to $29.9 million, or 0.19% of total assets at March 31, 2024.
•The allowance for credit losses - loans was $152.8 million, or 1.37% of total loans receivable, as of June 30, 2024, compared to $151.1 million, or 1.39% of total loans receivable, at March 31, 2024.
•Total deposits decreased to $13.08 billion at June 30, 2024, compared to $13.16 billion at March 31, 2024. Core deposits represented 88% of total deposits at June 30, 2024.
•Available borrowing capacity was $4.73 billion at June 30, 2024, compared to $5.05 billion at March 31, 2024.
•On balance sheet liquidity was $2.83 billion at June 30, 2024, compared to $2.77 billion at March 31, 2024.
•Dividends paid to shareholders were $0.48 per share in the quarter ended June 30, 2024.
•Common shareholders’ equity per share increased 1% to $49.07 at June 30, 2024, compared to $48.39 at the preceding quarter end.
•Tangible common shareholders’ equity per share* increased 2% to $38.12 at June 30, 2024, compared to $37.40 at the preceding quarter end.

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

	Quarters Ended			Six Months Ended June 30,
	Jun 30, 2024	Mar 31, 2024	Jun 30, 2023	2024	2023
ADJUSTED REVENUE
Net interest income (GAAP)	$132,546	$132,959	$142,518	$265,505	$295,830
Non-interest income (GAAP)	17,199	11,591	8,422	28,790	17,699
Total revenue (GAAP)	149,745	144,550	150,940	294,295	313,529
Exclude: Net loss on sale of securities	562	4,903	4,527	5,465	11,779
Net change in valuation of financial instruments carried at fair value	190	992	3,151	1,182	3,703
Adjusted revenue (non-GAAP)	$150,497	$150,445	$158,618	$300,942	$329,011

	Quarters Ended			Six Months Ended June 30,
	Jun 30, 2024	Mar 31, 2024	Jun 30, 2023	2024	2023
ADJUSTED EARNINGS
Net income (GAAP)	$39,795	$37,559	$39,591	$77,354	$95,146
Exclude: Net loss on sale of securities	562	4,903	4,527	5,465	11,779
Net change in valuation of financial instruments carried at fair value	190	992	3,151	1,182	3,703
Banner Forward expenses(1)	—	—	195	—	338
Related net tax benefit	(180)	(1,415)	(1,890)	(1,595)	(3,797)
Total adjusted earnings (non-GAAP)	$40,367	$42,039	$45,574	$82,406	$107,169
Diluted earnings per share (GAAP)	$1.15	$1.09	$1.15	$2.24	$2.76
Adjusted diluted earnings per share (non-GAAP)	$1.17	$1.22	$1.32	$2.39	$3.11
Return on average assets	1.02%	0.97%	1.02%	1.00%	1.23%
Adjusted return on average assets (2)	1.04%	1.08%	1.18%	1.06%	1.39%
Return on average equity	9.69%	9.14%	10.25%	9.42%	12.57%
Adjusted return on average equity (3)	9.83%	10.24%	11.80%	10.03%	14.16%

	Quarters Ended			Six Months Ended June 30,
	Jun 30, 2024	Mar 31, 2024	Jun 30, 2023	2024	2023
ADJUSTED EFFICIENCY RATIO
Non-interest expense (GAAP)	$98,128	$97,641	$95,405	$195,769	$190,026
Exclude: Banner Forward expenses (1)	—	—	(195)	—	(338)
CDI amortization	(724)	(723)	(991)	(1,447)	(2,041)
State and municipal tax expense	(1,394)	(1,304)	(1,229)	(2,698)	(2,529)
REO operations	(297)	220	(75)	(77)	202
Adjusted non-interest expense (non-GAAP)	$95,713	$95,834	$92,915	$191,547	$185,320
Net interest income (GAAP)	$132,546	$132,959	$142,518	$265,505	$295,830
Non-interest income (GAAP)	17,199	11,591	8,422	28,790	17,699
Total revenue (GAAP)	149,745	144,550	150,940	294,295	313,529
Exclude: Net loss on sale of securities	562	4,903	4,527	5,465	11,779
Net change in valuation of financial instruments carried at fair value	190	992	3,151	1,182	3,703
Adjusted revenue (non-GAAP)	$150,497	$150,445	$158,618	$300,942	$329,011

Efficiency ratio (GAAP)	65.53%	67.55%	63.21%	66.52%	60.61%
Adjusted efficiency ratio (non-GAAP) (4)	63.60%	63.70%	58.58%	63.65%	56.33%
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

TANGIBLE COMMON SHAREHOLDERS’ EQUITY TO TANGIBLE ASSETS
	June 30, 2024	December 31, 2023	June 30, 2023
Shareholders’ equity (GAAP)	$1,690,766	$1,652,691	$1,542,513
Exclude goodwill and other intangible assets, net	377,358	378,805	380,520
Tangible common shareholders’ equity (non-GAAP)	$1,313,408	$1,273,886	$1,161,993
Total assets (GAAP)	$15,816,194	$15,670,391	$15,584,736
Exclude goodwill and other intangible assets, net	377,358	378,805	380,520
Total tangible assets (non-GAAP)	$15,438,836	$15,291,586	$15,204,216
Common shareholders’ equity to total assets (GAAP)	10.69%	10.55%	9.90%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	8.51%	8.33%	7.64%

TANGIBLE COMMON SHAREHOLDERS’ EQUITY PER SHARE
Shareholders’ equity (GAAP)	$1,690,766	$1,652,691	$1,542,513
Tangible common shareholders’ equity (non-GAAP)	$1,313,408	$1,273,886	$1,161,993
Common shares outstanding at end of period	34,455,752	34,348,369	34,344,627
Common shareholders’ equity (book value) per share (GAAP)	$49.07	$48.12	$44.91
Tangible common shareholders’ equity (tangible book value) per share (non-GAAP)	$38.12	$37.09	$33.83

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

Summary of Critical Accounting Estimates

Our critical accounting estimates are described in detail in the Critical Accounting Estimates section of our 2023 Form 10-K. The condensed consolidated financial statements are prepared in conformity with GAAP and follow general practices within the financial services industry in which the Company operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements. As this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain estimates inherently have a greater reliance on the use of assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes that the allowance for credit losses and fair value require significant judgements and assumptions which are susceptible to significant changes based on the current environment. There have been no significant changes in our application of critical accounting estimates since December 31, 2023.

Comparison of Financial Condition at June 30, 2024 and December 31, 2023

General:  Total assets increased $145.8 million to $15.82 billion at June 30, 2024, from $15.67 billion at December 31, 2023. The increase was primarily due to loan growth, partially offset by a decrease in the securities portfolio resulting from principal repayments, maturities and sales of securities.

Loans and lending: Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a total loans to total deposits ratio at a level designed to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. Our loan to deposit ratio at June 30, 2024 was 85%. We offer a wide range of loan products to meet the demands of our clients. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Total loans receivable (gross loans less deferred fees and discounts and excluding loans held for sale) increased $333.4 million at June 30, 2024, compared to December 31, 2023, primarily reflecting increased one-to-four family residential loans, multifamily construction loans, commercial business loans and home equity revolving lines of credit, partially offset by decreased one-to-four family construction loans. At June 30, 2024, our loans receivable totaled $11.14 billion compared to $10.81 billion at December 31, 2023.

The following table sets forth the composition of the Company’s loans receivable by type of loan as of the dates indicated (dollars in thousands):

				Percentage Change
	Jun 30, 2024	Dec 31, 2023	Jun 30, 2023	Year End	Prior Year Qtr.
Commercial real estate:
Owner-occupied	$950,922	$915,897	$894,876	4%	6%
Investment properties	1,536,142	1,541,344	1,558,176	—	(1)
Small balance CRE	1,234,302	1,178,500	1,172,825	5	5
Total Commercial real estate	3,721,366	3,635,741	3,625,877	2	3
Multifamily real estate	717,089	811,232	699,830	(12)	2
Construction, land and land development:
Commercial construction	173,296	170,011	183,765	2	(6)
Multifamily construction	663,989	503,993	433,868	32	53
One- to four-family construction	490,237	526,432	547,200	(7)	(10)
Land and land development	352,184	336,639	345,053	5	2
Total Construction, land and land development	1,679,706	1,537,075	1,509,886	9	11
Commercial business:
Commercial business	1,298,134	1,255,734	1,313,226	3	(1)
Small business scored	1,074,465	1,022,154	982,283	5	9
Total Commercial business	2,372,599	2,277,888	2,295,509	4	3
Agricultural business, including secured by farmland	334,583	331,089	310,120	1	8
One- to four-family residential	1,603,266	1,518,046	1,340,126	6	20
Consumer:
Consumer—home equity revolving lines of credit	611,739	588,703	577,725	4	6
Consumer—other	103,500	110,681	113,334	(6)	(9)
Total Consumer	715,239	699,384	691,059	2	3
Total loans receivable	$11,143,848	$10,810,455	$10,472,407	3%	6%

Commercial real estate loans totaled $3.72 billion, or 33% of our loan portfolio, and multifamily real estate loans totaled $717.1 million, or 6% of our loan portfolio, at June 30, 2024. Commercial real estate loans increased by $85.6 million during the first six months of 2024, while multifamily real estate loans decreased by $94.1 million, primarily due to certain affordable housing loans transferring to small balance commercial real estate.

Our construction, land and land development loans totaled $1.68 billion, or 15% of our loan portfolio, at June 30, 2024, compared to $1.54 billion at December 31, 2023. The largest shifts in our construction, land and land development portfolio occurred in multifamily and one- to four-family construction loans. Multifamily construction loans increased $160.0 million, or 32%, to $664.0 million at June 30, 2024, compared to December 31, 2023. Multifamily construction loans represented approximately 6% of our total loan portfolio at June 30, 2024 and was comprised of affordable housing projects and, to a lesser extent, market rate multifamily projects across our footprint. One- to four-family construction loans decreased $36.2 million, or 7%, to $490.2 million at June 30, 2024, compared to $526.4 million at December 31, 2023. One- to four-family construction loans represented approximately 4% of our total loan portfolio at June 30, 2024, and included speculative construction loans, as well as “all-in-one” construction loans made to owner occupants that convert to permanent loans upon completion of the homes that, depending on market conditions, may be subsequently sold into the secondary market.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  Our commercial and agricultural business loans were $2.71 billion at June 30, 2024 and $2.61 billion at December 31, 2023. Commercial and agricultural business loans represented approximately 24% of our loan portfolio at June 30, 2024. Our commercial business lending also includes participation in certain syndicated loans, including shared national credits, which totaled $226.0 million, or 2% of our loan portfolio, at June 30, 2024, compared to $239.0 million, or 2% of our loan portfolio, at December 31, 2023.

We are active originators of one- to four-family residential loans in most communities where we have established offices in Washington, Oregon, California, Idaho and Utah. Most of the one- to four-family residential loans we originate in normal market conditions are sold in secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking operations. At June 30, 2024, one- to four-family residential loans retained in our portfolio increased $85.2 million, to $1.60 billion, compared to $1.52 billion at December 31, 2023. The increase in one- to four-family residential loans was primarily the result of a higher percentage of one- to four-family construction loans converting to one- to four-family residential loans. One- to four-family residential loans represented 14% of our loan portfolio at June 30, 2024.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit clients. At June 30, 2024, consumer loans, including home equity revolving lines of credit, increased $15.9 million to $715.2 million, compared to $699.4 million at December 31, 2023.

The following table shows the commitment amount for loan origination activity (excluding loans held for sale) for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	Jun 30, 2024	Mar 31, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Commercial real estate	$102,258	$67,362	$94,640	$169,620	$170,408
Multifamily real estate	2,774	385	3,441	3,159	38,961
Construction and land	546,675	437,273	488,980	983,948	736,822
Commercial business	167,168	154,715	128,404	321,883	260,230
Agricultural business	22,255	34,406	28,367	56,661	51,548
One-to four- family residential	34,498	17,568	52,618	52,066	86,883
Consumer	120,470	66,145	112,555	186,615	173,443
Total commitment amount for loan originations (excluding loans held for sale)	$996,098	$777,854	$909,005	$1,773,952	$1,518,295

Loans held for sale increased to $13.4 million at June 30, 2024, compared to $11.2 million at December 31, 2023. Originations of loans held for sale decreased to $107.2 million for the six months ended June 30, 2024, compared to $110.4 million for the same period last year. The volume of one- to four-family residential mortgage loans sold was $140.9 million during the six months ended June 30, 2024, compared to $103.1 million in the same period a year ago.

The following table presents loans by geographic concentration at the dates indicated (dollars in thousands):

	Jun 30, 2024		Dec 31, 2023	Jun 30, 2023	Percentage Change
	Amount	Percentage	Amount	Amount	Year End	Prior Year Qtr.
Washington	$5,182,378	47%	$5,095,602	$4,945,074	2%	5%
California	2,787,190	25	2,670,923	2,537,121	4	10
Oregon	2,072,153	19	1,974,001	1,913,929	5	8
Idaho	641,209	6	610,064	595,065	5	8
Utah	80,295	1	68,931	62,720	16	28
Other	380,623	2	390,934	418,498	(3)	(9)
Total loans receivable	$11,143,848	100%	$10,810,455	$10,472,407	3%	6%

Investment Securities: Total securities decreased $212.1 million to $3.22 billion at June 30, 2024, from $3.43 billion at December 31, 2023, primarily due to securities sales, paydowns and maturities. Securities sales, paydowns and maturities exceeded purchases during the six-month period ended June 30, 2024. Purchases during the six months ended June 30, 2024, consisted primarily of state and local government obligations and agency commercial mortgage-backed securities. The average effective duration of the Company’s securities portfolio was 6.5 years at both June 30, 2024 and December 31, 2023. Fair value adjustments for securities designated as available-for-sale decreased $24.1 million for the six months ended June 30, 2024, which was included, net of the associated tax benefit of $5.8 million, as a component of other comprehensive income, and largely occurred as a result of increases in market interest rates during the six months ended June 30, 2024.

Deposits: Deposits, client retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes. We compete with other financial institutions and financial intermediaries in attracting deposits and we generally attract deposits within our primary market areas. Much of the focus of our branch strategy and marketing efforts over the last several years have been directed toward attracting additional deposit client relationships and balances. This effort has been particularly directed towards emphasizing core deposit activity in non-interest-bearing and other transaction and savings accounts. Despite rate sensitive deposits shifting out of non-interest-bearing deposits due to clients seeking higher yields on their deposits, our strategy of focusing on relationship banking remains intact.

The following table sets forth the Company’s deposits by type of deposit account as of the dates indicated (dollars in thousands):

				Percentage Change
	Jun 30, 2024	Dec 31, 2023	Jun 30, 2023	Year End	Prior Year Qtr.
Non-interest-bearing	$4,537,803	$4,792,369	$5,369,187	(5)%	(15)%
Interest-bearing checking	2,208,742	2,098,526	1,908,402	5	16
Regular savings accounts	3,192,036	2,980,530	2,588,298	7	23
Money market accounts	1,615,549	1,680,605	1,876,569	(4)	(14)
Interest-bearing transaction & savings accounts	7,016,327	6,759,661	6,373,269	4	10
Total core deposits	11,554,130	11,552,030	11,742,456	—	(2)
Interest-bearing certificates	1,525,133	1,477,467	1,356,600	3	12
Total deposits	$13,079,263	$13,029,497	$13,099,056	—%	—%

Total deposits increased $49.8 million at June 30, 2024, compared to December 31, 2023, with core deposits increasing $2.1 million and certificates of deposit increasing $47.7 million. The increase in certificates of deposit is a result of higher rates attracting clients to these deposit types. We had $105.3 million of brokered deposits at June 30, 2024, compared to $108.1 million at December 31, 2023. Core deposits represented 88% of total deposits at both June 30, 2024 and December 31, 2023. Competition for deposits in our market areas remains strong.

The following table sets forth the number and average account balance of the Company’s deposit accounts as of the dates indicated (dollars in thousands):

	Jun 30, 2024	Dec 31, 2023	Jun 30, 2023
Number of deposit accounts	460,107	463,750	467,490
Average account balance per account	$29	$29	$28

The following table presents deposits by geographic concentration at the dates indicated (dollars in thousands):

	Jun 30, 2024		Dec 31, 2023	Jun 30, 2023	Percentage Change
	Amount	Percentage	Amount	Amount	Year End	Prior Year Qtr.
Washington	$7,171,699	55%	$7,247,392	$7,255,731	(1)%	(1)%
Oregon	2,909,838	22	2,852,677	2,914,267	2	—
California	2,331,793	18	2,269,557	2,257,247	3	3
Idaho	665,933	5	659,871	671,811	1	(1)
Total deposits	$13,079,263	100%	$13,029,497	$13,099,056	—%	—%

Borrowings: We had $398.0 million of FHLB advances at June 30, 2024, compared to $323.0 million at December 31, 2023. Other borrowings, consisting of retail repurchase agreements primarily related to client cash management accounts, decreased $16.9 million to $166.0 million at June 30, 2024, compared to $182.9 million at December 31, 2023. The increased borrowings were primarily used to fund loan growth. At June 30, 2024, the Company’s off-balance sheet liquidity included additional borrowing capacity of $3.02 billion at the FHLB and $1.59 billion at the Federal Reserve as well as federal funds line of credit agreements with other financial institutions of $125.0 million. Junior subordinated debentures totaled $66.8 million at June 30, 2024, compared to $66.4 million at December 31, 2023. Subordinated notes, net of issuance costs were $89.6 million at June 30, 2024, compared to $92.9 million at December 31, 2023.

Shareholders’ Equity: Total shareholders’ equity increased $38.1 million to $1.69 billion, or 10.69% of total assets, at June 30, 2024, compared to $1.65 billion, or 10.55% of total assets, at December 31, 2023. The increase in shareholders’ equity was primarily due to a $43.9 million increase in retained earnings as a result of $77.4 million in net income, partially offset by the accrual of cash dividends during the six months ended June 30, 2024. In addition, accumulated other comprehensive loss increased by $8.4 million, primarily due to an increase in the unrealized losses on the security portfolio. There were no shares of common stock repurchased during the six months ended June 30, 2024. Tangible common shareholders’ equity, which excludes goodwill and other intangible assets and is a non-GAAP financial measure, increased $39.5 million to $1.31 billion, or 8.51% of tangible assets, at June 30, 2024, compared to $1.27 billion, or 8.33% of tangible assets at December 31, 2023. A reconciliation of this non-GAAP financial measure to its comparable GAAP financial measure is presented above following “Second Quarter 2024 Financial Highlights.”

Comparison of Results of Operations for the Three Months Ended June 30, 2024, and March 31, 2024, and for the Six Months Ended June 30, 2024 and 2023

For the quarter ended June 30, 2024, net income was $39.8 million, or $1.15 per diluted share, compared to $37.6 million, or $1.09 per diluted share, for the preceding quarter. For the six months ended June 30, 2024, our net income was $77.4 million, or $2.24 per diluted share, compared to $95.1 million, or $2.76 per diluted share for the same period a year earlier. The increase in net income for the current quarter compared to the preceding quarter primarily was due to increased non-interest income, partially offset by an increase in the provision for credit losses. The increase in non-interest income was primarily the result of a decrease in the net loss recognized on the sale of securities and, to a lesser extent, a decrease in the net loss recognized for fair value adjustments on financial instruments carried at fair value. Our net income for the six months ended June 30, 2024, included a decrease in net interest income and an increase in non-interest expense, partially offset by an increase in non-interest income and a decrease in the provision for credit losses.

Net interest margin for the current quarter was impacted by an increase in funding costs due to the high interest rate environment and its effect on deposit costs, partially offset by increased yields on loans due to new loans being originated at higher interest rates and adjustable rate loans repricing higher. Total revenue for the quarter ended June 30, 2024, increased compared to the preceding quarter primarily due to a decrease in the net loss recognized on the sale of securities. Total revenue decreased during the six months ended June 30, 2024, compared to the same period a year earlier due to increased funding costs, partially offset by increased interest income, a decrease in the net loss on the sale of securities recorded during the current period and a decrease in the net loss recognized for fair value adjustments on financial instruments carried at fair value.

We recorded a $2.4 million provision for credit losses for the quarter ended June 30, 2024, compared to a $520,000 provision for credit losses in the preceding quarter. The provision for credit losses for the current quarter primarily reflected loan growth and an increase in the reserve for collateral dependent loans. The provision for credit losses for the preceding quarter was primarily related to the loan growth in the construction and one- to four-family loan portfolios, partially offset by a reduction in unfunded loan commitments in the construction portfolio. We recorded a $2.9 million provision for credit losses for the six months ended June 30, 2024, compared to a $6.2 million provision for credit losses for the same period a year ago.

Total non-interest income increased for the quarter ended June 30, 2024, compared to the preceding quarter and increased during the six months ended June 30, 2024, compared to the same period a year ago. The increase in non-interest income during the current quarter compared to the preceding quarter was primarily due to decreases in the net loss recognized on the sale of securities and in the net loss recognized for fair value adjustments on financial instruments carried at fair value. The increase in non-interest income during the six months ended June 30, 2024, compared to the same period last year was also primarily due to a reduction in the net loss recognized on the sale of securities and a decrease in the net loss recognized for fair value adjustments on financial instruments carried at fair value.

Total non-interest expense increased for the quarter ended June 30, 2024, compared to the preceding quarter and increased during the six months ended June 30, 2024, compared to the same period a year ago. The increase in non-interest expense for the current quarter compared to the prior quarter reflects an increase in salary and employee benefits, primarily resulting from normal annual salary and wage increases and an increase in loan production related commission expense, partially offset by an increase in capitalized loan origination costs, also due to increased loan production. The increase in non-interest expense compared to the same period a year ago primarily reflects increases in salary and employee benefits, payment and card processing services expense and deposit insurance expense, partially offset by a decrease in professional and legal expenses.

OPERATING DATA:	Quarters Ended			Six Months Ended
(In thousands)	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest income	$189,138	$184,688	$171,809	$373,826	$338,770
Interest expense	56,592	51,729	29,291	108,321	42,940
Net interest income	132,546	132,959	142,518	265,505	295,830
Provision for credit losses	2,369	520	6,764	2,889	6,240
Net interest income after provision for credit losses	130,177	132,439	135,754	262,616	289,590
Deposit fees and other service charges	10,590	11,022	10,600	21,612	21,162
Mortgage banking operations	3,006	2,335	1,686	5,341	4,377
Net loss on sale of securities	(562)	(4,903)	(4,527)	(5,465)	(11,779)
Net change in valuation of financial instruments carried at fair value	(190)	(992)	(3,151)	(1,182)	(3,703)
All other non-interest income	4,355	4,129	3,814	8,484	7,642
Total non-interest income	17,199	11,591	8,422	28,790	17,699
Salary and employee benefits	63,831	62,369	61,972	126,200	123,361
All other non-interest expenses	34,297	35,272	33,433	69,569	66,665
Total non-interest expense	98,128	97,641	95,405	195,769	190,026
Income before provision for income tax expense	49,248	46,389	48,771	95,637	117,263
Provision for income tax expense	9,453	8,830	9,180	18,283	22,117
Net income	$39,795	$37,559	$39,591	$77,354	$95,146

PER COMMON SHARE DATA:	Quarters Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income:
Basic	$1.15	$1.09	$1.15	$2.25	$2.77
Diluted	1.15	1.09	1.15	2.24	2.76

Net Interest Income. Net interest income decreased for the quarter ended June 30, 2024, compared to the preceding quarter. The decrease was primarily due to an increase in the cost of funding liabilities, partially offset by increases in the average yields on loans and investment securities.

Net interest margin on a tax equivalent basis decreased four basis points to 3.70% for the second quarter of 2024, compared to 3.74% in the preceding quarter. Net interest margin for the current quarter was impacted by increased funding costs reflecting the persistent high interest rate environment, partially offset by increased yields on loans due to new loans being originated at higher interest rates and adjustable rate loans repricing higher. The increase in the overall cost of funding liabilities was primarily due to the increase in rates across all deposits and most borrowing categories due to higher market rates generally, as well as a shift in the average balance of non-interest-bearing deposits to higher costing interest-bearing checking accounts and savings accounts.

Net interest income decreased for the six months ended June 30, 2024, compared to the same period one year earlier, primarily due to increased funding costs, partially offset by an increase in the average yields on interest-earning assets. The higher funding costs and average yields on interest-earning assets compared to same period a year ago was primarily the result of higher interest rates. The higher funding costs was also impacted by a shift in the average balance of non-interest-bearing deposits to higher costing interest-bearing checking accounts, savings accounts and certificates of deposit. The net interest margin on a tax equivalent basis decreased to 3.72% for the six months ended June 30, 2024, compared to 4.15% for the same period in the prior year.

Interest Income. Interest income for the quarter ended June 30, 2024 was $189.1 million, compared to $184.7 million for the preceding quarter.  The increase in interest income occurred primarily as a result of average yields on total interest-earning assets increasing nine basis points. The increased yield on interest-earning assets primarily reflects increases in both the average yields and average balances of loans.

The increased interest income on loans for the current quarter compared to the preceding quarter was due to the average loan yields increasing to 5.96% for the quarter ended June 30, 2024, from 5.87% in the preceding quarter, reflecting new loans being originated at higher interest rates and adjustable rate loans repricing higher. The average balance of loans receivable for the quarter ended June 30, 2024 increased compared to the preceding quarter, primarily reflecting increases in the average balances of multifamily construction and one- to four-family loans.

Interest and dividend income on total investment securities for the current quarter decreased from the preceding quarter due to a decrease in the average balance of total investment securities, partially offset by a higher average yield earned on total investment securities during the current quarter compared to the preceding quarter. The average balance of total investment securities decreased to $3.71 billion for the quarter ended June 30, 2024 (excluding the effect of fair value adjustments), compared to $3.78 billion for the preceding quarter. The average yield on the combined portfolio increased to 3.14% for the quarter ended June 30, 2024, from 3.11% in the preceding quarter.

Interest income for the six months ended June 30, 2024 was $373.8 million, compared to $338.8 million for the same period in the prior year, primarily reflecting an increase in the average yield on interest-earning assets, mostly due to rising interest rates, as well as an increase in the average balance of interest-earning assets.

Interest Expense. Interest expense for the quarter ended June 30, 2024 increased $4.9 million, or 9%, compared to the preceding quarter. The increase occurred as a result of a 13 basis point increase in the average cost of all funding liabilities to 1.66% and an increase in the average balance of funding liabilities during the current quarter. The average balance of funding liabilities increased primarily due to higher average balances of interest-bearing transaction and savings accounts and FHLB advances, partially offset by a decrease in the average balance of non-interest-bearing deposits.

Interest expense for the six months ended June 30, 2024 was $108.3 million, compared to $42.9 million for the same period in the prior year. The increase occurred as a result of an increase in the average cost of all funding liabilities compared to the same period in the prior year, partially offset by a decrease in average balances of funding liabilities.  The decrease in the average balance of funding liabilities reflects decreases in non-interest-bearing deposits and money market accounts, partially offset by higher average balances of interest-bearing transaction checking and savings accounts and certificates of deposit.

Deposit interest expense for the quarter ended June 30, 2024 increased $4.2 million, or 9%, compared to the preceding quarter. The increase was the result of a larger percentage of core deposits being in interest-bearing accounts and an increase in higher cost certificates of deposit, as well as an overall increase in the average rate paid on interest-bearing deposits. The cost of interest-bearing deposits increased to 2.32% for the quarter ended June 30, 2024, compared to 2.15% in the preceding quarter. The increase in the average cost of interest-bearing deposits was primarily the result of an increase in the cost of certificates of deposit. The average rate paid on total deposits, which includes non-interest-bearing deposits, was 1.50% for the quarter ended June 30, 2024, compared to 1.37% in the preceding quarter. Average deposit balances increased to $13.10 billion for the quarter ended June 30, 2024, from $13.06 billion for the preceding quarter.

Deposit interest expense for the six months ended June 30, 2024 increased to $93.5 million, compared to $29.8 million for the same period in the prior year. Average deposit balances decreased to $13.08 billion for the six months ended June 30, 2024, from $13.13 billion for the same period a year earlier, while the average rate paid on deposits increased to 1.44% for the six months ended June 30, 2024 from 0.46% for the same period in the prior year. The average cost of interest-bearing deposits increased by 143 basis points to 2.24% for the six months ended June 30, 2024, compared to 0.81% in the same period a year earlier. The increase in the cost of interest-bearing deposits was the result of an overall increase in the average rate paid on interest-bearing deposits, reflecting the increase in market interest rates.

Interest expense on total borrowings for the quarter ended June 30, 2024 increased $626,000, or 9%, compared to the prior quarter, due to an increase in both the average balance of and rate paid on total borrowings. The average balance of total borrowings was $614.2 million for the quarter ended June 30, 2024, compared to $575.3 million for the preceding quarter, largely due to an increase in the average balance of FHLB advances. The average rate paid on total borrowings for the quarter ended June 30, 2024 increased to 5.07% from 4.98% for the preceding quarter.

Interest expense on total borrowings for the six months ended June 30, 2024 increased to $14.9 million from $13.2 million for the same period a year earlier due to an increase in the rate paid on total borrowings, partially offset by a decrease in the average balance of total borrowings. The average balance of total borrowings was $594.8 million for the six months ended June 30, 2024, compared to $645.9 million for the same period a year earlier. The decrease was due to a $12.9 million decrease in the average balance of FHLB advances and a $30.5 million decrease in the average balance of other borrowings. The average rate paid on total borrowings for the six months ended June 30, 2024 increased to 5.02% from 4.11% for the same period a year earlier.

Analysis of Net Interest Spread. The following table presents for the periods indicated our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities with additional comparative data on our operating performance (dollars in thousands). Average balances are computed using daily average balances.

ANALYSIS OF NET INTEREST SPREAD	Quarters Ended
(rates / ratios annualized)	Jun 30, 2024			Mar 31, 2024
(dollars in thousands)	Average Balance	Interest and Dividends	Yield / Cost (3)	Average Balance	Interest and Dividends	Yield / Cost (3)
Interest-earning assets:
Held for sale loans	$11,665	$206	7.10%	$9,939	$167	6.76%
Mortgage loans	9,006,857	129,230	5.77%	8,892,561	125,284	5.67%
Commercial/agricultural loans	1,874,039	31,761	6.82%	1,830,095	30,847	6.78%
Consumer and other loans	132,661	2,156	6.54%	133,854	2,196	6.60%
Total loans (1)	11,025,222	163,353	5.96%	10,866,449	158,494	5.87%
Mortgage-backed securities	2,672,187	16,850	2.54%	2,728,640	17,076	2.52%
Other securities	958,809	11,181	4.69%	984,639	11,501	4.70%
Interest-bearing deposits with banks	58,022	578	4.01%	45,264	459	4.08%
FHLB stock	21,080	365	6.96%	19,073	209	4.41%
Total investment securities	3,710,098	28,974	3.14%	3,777,616	29,245	3.11%
Total interest-earning assets	14,735,320	192,327	5.25%	14,644,065	187,739	5.16%
Non-interest-earning assets	926,411			943,725
Total assets	$15,661,731			$15,587,790
Deposits:
Interest-bearing checking accounts	$2,156,214	7,621	1.42%	$2,104,242	6,716	1.28%
Savings accounts	3,147,522	17,200	2.20%	3,066,448	15,279	2.00%
Money market accounts	1,659,327	9,124	2.21%	1,674,159	8,388	2.02%
Certificates of deposit	1,503,597	14,905	3.99%	1,500,429	14,230	3.81%
Total interest-bearing deposits	8,466,660	48,850	2.32%	8,345,278	44,613	2.15%
Non-interest-bearing deposits	4,634,738	—	—%	4,711,922	—	—%
Total deposits	13,101,398	48,850	1.50%	13,057,200	44,613	1.37%
Other interest-bearing liabilities:
FHLB advances	259,549	3,621	5.61%	212,989	2,972	5.61%
Other borrowings	175,518	1,160	2.66%	180,692	1,175	2.62%
Junior subordinated debentures and subordinated notes	179,178	2,961	6.65%	181,579	2,969	6.58%
Total borrowings	614,245	7,742	5.07%	575,260	7,116	4.98%
Total funding liabilities	13,715,643	56,592	1.66%	13,632,460	51,729	1.53%
Other non-interest-bearing liabilities (2)	294,794			303,412
Total liabilities	14,010,437			13,935,872
Shareholders’ equity	1,651,294			1,651,918
Total liabilities and shareholders’ equity	$15,661,731			$15,587,790
Net interest income/rate spread (tax equivalent)		$135,735	3.59%		$136,010	3.63%
Net interest margin (tax equivalent)			3.70%			3.74%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(3,189)			(3,051)
Net interest income and margin, as reported		$132,546	3.62%		$132,959	3.65%
Additional Key Financial Ratios:
Return on average assets			1.02%			0.97%
Adjusted return on average assets(4)			1.04%			1.08%
Return on average equity			9.69%			9.14%
Adjusted return on average equity(4)			9.83%			10.24%
Average equity/average assets			10.54%			10.60%
Average interest-earning assets/average interest-bearing liabilities			162.27%			164.16%
Average interest-earning assets/average funding liabilities			107.43%			107.42%
Non-interest income/average assets			0.44%			0.30%
Non-interest expense/average assets			2.52%			2.52%
Efficiency ratio			65.53%			67.55%
Adjusted efficiency ratio (4)			63.60%			63.70%
(1)Average balances include loans accounted for on a nonaccrual basis and accruing loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $2.2 million and $2.0 million for the quarters ended June 30, 2024 and March 31, 2024, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.0 million for both the quarters ended June 30, 2024 and March 31, 2024.
(4)Represents non-GAAP financial measures. See non-GAAP financial measure reconciliations presented above following Second Quarter 2024 Highlights.

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Average Balance	Interest and Dividends	Yield / Cost (3)	Average Balance	Interest and Dividends	Yield / Cost (3)
Interest-earning assets:
Held for sale loans	$10,802	$373	6.94%	$54,375	$1,409	5.23%
Mortgage loans	8,949,709	254,514	5.72%	8,340,792	218,997	5.29%
Commercial/agricultural loans	1,852,067	62,608	6.80%	1,739,091	52,909	6.14%
Consumer and other loans	133,258	4,352	6.57%	138,004	4,252	6.21%
Total loans (1)	10,945,836	321,847	5.91%	10,272,262	277,567	5.45%
Mortgage-backed securities	2,700,413	33,926	2.53%	3,025,907	37,552	2.50%
Other securities	971,724	22,682	4.69%	1,294,743	28,027	4.37%
Interest-bearing deposits with banks	51,643	1,037	4.04%	49,229	1,165	4.77%
FHLB stock	20,077	574	5.75%	19,955	247	2.50%
Total investment securities	3,743,857	58,219	3.13%	4,389,834	66,991	3.08%
Total interest-earning assets	14,689,693	380,066	5.20%	14,662,096	344,558	4.74%
Non-interest-earning assets	935,068			930,208
Total assets	$15,624,761			$15,592,304
Deposits:
Interest-bearing checking accounts	$2,130,228	14,337	1.35%	$1,825,386	3,237	0.36%
Savings accounts	3,106,985	32,479	2.10%	2,575,726	6,779	0.53%
Money market accounts	1,666,743	17,512	2.11%	2,061,767	9,806	0.96%
Certificates of deposit	1,502,013	29,135	3.90%	969,607	9,961	2.07%
Total interest-bearing deposits	8,405,969	93,463	2.24%	7,432,486	29,783	0.81%
Non-interest-bearing deposits	4,673,330	—	—%	5,701,953	—	—%
Total deposits	13,079,299	93,463	1.44%	13,134,439	29,783	0.46%
Other interest-bearing liabilities:
FHLB advances	236,269	6,593	5.61%	249,131	6,421	5.20%
Other borrowings	178,105	2,335	2.64%	208,645	1,152	1.11%
Junior subordinated debentures and subordinated notes	180,379	5,930	6.61%	188,142	5,584	5.99%
Total borrowings	594,753	14,858	5.02%	645,918	13,157	4.11%
Total funding liabilities	13,674,052	108,321	1.59%	13,780,357	42,940	0.63%
Other non-interest-bearing liabilities (2)	299,103			286,084
Total liabilities	13,973,155			14,066,441
Shareholders’ equity	1,651,606			1,525,863
Total liabilities and shareholders’ equity	$15,624,761			$15,592,304
Net interest income/rate spread (tax equivalent)		$271,745	3.61%		$301,618	4.11%
Net interest margin (tax equivalent)			3.72%			4.15%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(6,240)			(5,788)
Net interest income and margin		$265,505	3.63%		$295,830	4.07%
Additional Key Financial Ratios:
Return on average assets			1.00%			1.23%
Adjusted return on average assets (4)			1.06%			1.39%
Return on average equity			9.42%			12.57%
Adjusted return on average equity (4)			10.03%			14.16%
Average equity/average assets			10.57%			9.79%
Average interest-earning assets/average interest-bearing liabilities			163.21%			181.50%
Average interest-earning assets/average funding liabilities			107.43%			106.40%
Non-interest income/average assets			0.37%			0.23%
Non-interest expense/average assets			2.52%			2.46%
Efficiency ratio			66.52%			60.61%
Adjusted efficiency ratio (4)			63.65%			56.33%
(1)Average balances include loans accounted for on a nonaccrual basis and accruing loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $4.2 million and $3.5 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $2.1 million and $2.3 million for the six months ended June 30, 2024 and June 30, 2023, respectively.
(4)Represents non-GAAP financial measures. See non-GAAP financial measure reconciliations presented above following Second Quarter 2024 Highlights.

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

	Quarters Ended			Six Months Ended
CHANGE IN THE ALLOWANCE FOR CREDIT LOSSES - LOANS	Jun 30, 2024	Mar 31, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Balance, beginning of period	$151,140	$149,643	$141,457	$149,643	$141,465
Provision for credit losses – loans	1,953	1,424	3,559	3,377	4,333
Recoveries of loans previously charged off:
Commercial real estate	98	1,389	74	1,487	258
One- to four-family residential	17	16	36	33	153
Commercial business	324	781	524	1,105	643
Agricultural business, including secured by farmland	195	106	2	301	111
Consumer	112	159	117	271	286
	746	2,451	753	3,197	1,451
Loans charged off:
Commercial real estate	(347)	—	—	(347)	—
Construction and land	—	—	(156)	—	(156)
One- to four-family residential	—	—	(4)	—	(34)
Commercial business	(137)	(1,809)	(566)	(1,946)	(1,724)
Consumer	(507)	(569)	(363)	(1,076)	(655)
	(991)	(2,378)	(1,089)	(3,369)	(2,569)
Net (charge-offs) recoveries	(245)	73	(336)	(172)	(1,118)
Balance, end of period	$152,848	$151,140	$144,680	$152,848	$144,680
Net (charge-offs) recoveries / Average loans receivable	(0.002)%	0.001%	(0.003)%	(0.002)%	(0.011)%
Allowance for credit losses - loans as a percentage of total loans	1.37%	1.39%	1.38%	1.37%	1.38%

The provision for credit losses - loans reflects the amount required to maintain the allowance for credit losses - loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. During the quarter ended June 30, 2024, we recorded a provision for credit losses - loans of $2.0 million, compared to a provision for credit losses - loans of $1.4 million during the preceding quarter. The provision for credit losses - loans for the current quarter primarily reflects loan growth and an increase in the reserve for collateral dependent loans. The provision for credit losses - loans for the preceding quarter primarily reflected loan growth in the construction and one- to four-family loan portfolios. Future assessments of the expected credit losses will not only be impacted by changes in both the composition and amount of loans, and to the reasonable and supportable forecast, but will also include an updated assessment of qualitative factors, as well as consideration of any required changes in the reasonable and supportable forecast reversion period.

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

	Quarters Ended			Six Months Ended
CHANGE IN THE ALLOWANCE FOR CREDIT LOSSES - UNFUNDED LOAN COMMITMENTS	Jun 30, 2024	Mar 31, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Balance, beginning of period	$13,597	$14,484	$13,443	$14,484	$14,721
Provision/(recapture) for credit losses - unfunded loan commitments	430	(887)	1,221	(457)	(57)
Balance, end of period	$14,027	$13,597	$14,664	$14,027	$14,664

The increase in the allowance for credit losses - unfunded loan commitments for the current quarter primarily reflects an increase in unfunded loan commitments in the one- to four-family construction portfolio as well as an increase in the forecast model related to construction, land and land development loans.

Non-interest Income. The following table presents the key components of non-interest income for the periods indicated (dollars in thousands):

	Quarters Ended				Six Months Ended
	Jun 30, 2024	Mar 31, 2024	Change Amount	Change Percent	Jun 30, 2024	Jun 30, 2023	Change Amount	Change Percent
Deposit fees and other service charges	$10,590	$11,022	$(432)	(4)%	$21,612	$21,162	$450	2%
Mortgage banking operations	3,006	2,335	671	29	5,341	4,377	964	22
Bank owned life insurance	2,367	2,237	130	6	4,604	4,574	30	1
Miscellaneous	1,988	1,892	96	5	3,880	3,068	812	26
	17,951	17,486	465	3	35,437	33,181	2,256	7
Net loss on sale of securities	(562)	(4,903)	4,341	(89)	(5,465)	(11,779)	6,314	(54)
Net change in valuation of financial instruments carried at fair value	(190)	(992)	802	(81)	(1,182)	(3,703)	2,521	(68)
Total non-interest income	$17,199	$11,591	$5,608	48%	$28,790	$17,699	$11,091	63%

The increase in non-interest income during the current quarter compared to the preceding quarter was primarily due to an increase in mortgage banking operations revenue and decreases in the net loss recognized on the sale of securities and the net loss recognized on the valuation of financial instruments carried at fair value, partially offset by a decrease in deposit fees and other service charges. The increase in non-interest income for the six months ended June 30, 2024, compared to the same period a year earlier was primarily due to decreases in the net loss recognized on the sale of securities and the net loss recognized on the valuation of financial instruments carried at fair value, as well as increases in revenue from mortgage banking operations.

Revenue from mortgage banking operations increased $671,000 for the quarter ended June 30, 2024, compared to the preceding quarter and increased $964,000 for the six months ended June 30, 2024, compared to the same period a year earlier. The increase from the preceding quarter and the prior year included a $284,000 gain related to the sale of $19.8 million of one- to four-family portfolio loans during the second quarter of 2024. The increase from the preceding quarter also reflects an increase in the percentage of loans sold servicing retained. The prior year period also reflected a downward lower of cost or market adjustment on multifamily loans held for sale. In 2023, the Bank discontinued the origination of multifamily loans for sale into the secondary market. All of the multifamily loans held for sale were transferred to the held for investment loan portfolio and the related lower of cost or market adjustment was reversed in the fourth quarter of 2023. Gains on sales of one- to four-family loans resulted in income of $2.0 million and $3.3 million for the quarter and six months ended June 30, 2024, respectively, compared to $1.3 million in the preceding quarter, and $2.7 million for the six months ended June 30, 2023. Home purchase activity accounted for 89% of one- to four-family mortgage loan originations in both the second quarter of 2024 and the preceding quarter.

Miscellaneous income increased for the six months ended June 30, 2024, compared to the same period a year earlier, primarily as a result of an increase in the gain on sale of SBA loans.

The net loss on sale of securities recognized for the prior quarter and the six months ended June 30, 2023 reflected strategic sales of securities to minimize the impact of increasing rates on our securities portfolio. The net loss for fair value adjustments for changes in the valuation of financial instruments carried at fair value for the prior quarter and the six months ended June 30, 2023 were due to declines in the current market valuation of limited partnership investments. The net loss for fair value adjustments for changes in the valuation of financial instruments carried at fair value for the six months ended June 30, 2023 was also impacted by declines in the market valuation of investment securities held for trading.

Non-interest Expense.  The following table represents key elements of non-interest expense for the periods indicated (dollars in thousands):

	Quarters Ended				Six Months Ended
	Jun 30, 2024	Mar 31, 2024	Change Amount	Change Percent.	Jun 30, 2024	Jun 30, 2023	Change Amount	Change Percent
Salary and employee benefits	$63,831	$62,369	$1,462	2%	$126,200	$123,361	$2,839	2%
Less capitalized loan origination costs	(4,639)	(3,676)	(963)	26	(8,315)	(7,888)	(427)	5
Occupancy and equipment	12,128	12,462	(334)	(3)	24,590	23,964	626	3
Information and computer data services	7,240	7,320	(80)	(1)	14,560	14,229	331	2
Payment and card processing services	5,691	5,710	(19)	—	11,401	9,287	2,114	23
Professional and legal expenses	1,201	1,530	(329)	(22)	2,731	4,521	(1,790)	(40)
Advertising and marketing	1,198	1,079	119	11	2,277	1,746	531	30
Deposit insurance	2,858	2,809	49	2	5,667	4,729	938	20
State and municipal business and use taxes	1,394	1,304	90	7	2,698	2,529	169	7
Real estate operations, net	297	(220)	517	(235)	77	(202)	279	(138)
Amortization of core deposit intangibles	724	723	1	—	1,447	2,041	(594)	(29)
Miscellaneous	6,205	6,231	(26)	—	12,436	11,709	727	6
Total non-interest expense	$98,128	$97,641	$487	—%	$195,769	$190,026	$5,743	3%

The slight increase in non-interest expense for the current quarter compared to the prior quarter primarily reflects an increase in salary and employee benefits, an increase in real estate operations, net expense, offset by an increase in capitalized loan origination costs. The increase in non-interest expense for the six months ended June 30, 2024, compared to the same period a year earlier primarily reflects increases in salary and employee benefits, payment and card processing services expense and deposit insurance expense, partially offset by a decrease in professional and legal expenses.

Salary and employee benefits increased for the quarter and six months ended June 30, 2024, compared to the quarter ended March 31, 2024 and the six months ended June 30, 2023, primarily as the result of normal annual salary and wage increases and an increase in loan production related commission expense.

Payment and card processing services expense increased for the six months ended June 30, 2024, compared to the same period a year earlier, primarily due to an increase in online banking costs and operational losses.

Professional and legal expense decreased for the six months ended June 30, 2024, compared to the same period a year ago, primarily due to a reduction in legal and consulting expenses as well as one-time reductions in litigation settlement costs.

Expenses related to real estate operations, net increased for the quarter ended June 30, 2024, primarily due to an increase in property tax expense related to a real estate foreclosure that occurred during the second quarter of 2024, compared to a gain recognized on the sale of foreclosed properties in the prior quarter.

Our efficiency ratio was 65.53% for the current quarter, compared to 67.55% in the preceding quarter. Our adjusted efficiency ratio, a non-GAAP financial measure, was 63.60% for the current quarter, compared to 63.70% in the preceding quarter. The efficiency ratio for the current quarter reflects an increase in total revenues. See non-GAAP financial measure reconciliations presented above under “Second Quarter 2024 Financial Highlights.”

Income Taxes. For the quarter ended June 30, 2024, we recognized $9.5 million in income tax expense for an effective tax rate of 19.2%, which reflects our blended statutory tax rate reduced by the effect of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting. Our statutory income tax rate is 23.7%, representing a statutory federal income tax rate of 21.0% and apportioned effects of the state income tax rates. For the quarter ended March 31, 2024, we recognized $8.8 million in income tax expense for an effective tax rate of 19.0%. For the six months ended June 30, 2024, we recognized $18.3 million in income tax expense for an effective tax rate of 19.1%, compared to $22.1 million in income tax expense for an effective tax rate of 18.9% for the same period in the prior year.

Asset Quality

Maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us. We actively engage with our borrowers to resolve adversely classified loans and other problem assets.

Non-Performing Assets:  Non-performing assets were $33.3 million, or 0.21% of total assets, at June 30, 2024, compared to $30.1 million, or 0.19% of total assets, at December 31, 2023. Our allowance for credit losses - loans was $152.8 million, or 498% of non-performing loans, at June 30, 2024, compared to $149.6 million, or 506% of non-performing loans, at December 31, 2023.

The following table sets forth information with respect to our non-performing assets at the dates indicated (dollars in thousands):

	June 30, 2024	December 31, 2023	June 30, 2023
Nonaccrual Loans:
Secured by real estate:
Commercial	$2,326	$2,677	$2,478
Construction and land	3,999	3,105	2,280
One- to four-family	8,184	5,702	7,605
Commercial business	8,694	9,002	8,439
Agricultural business, including secured by farmland	1,586	3,167	3,997
Consumer	3,380	3,204	3,272
	28,169	26,857	28,071
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Construction and land	—	1,138	—
One- to four-family	1,861	1,205	60
Commercial business	—	1	—
Consumer	692	401	49
	2,553	2,745	109
Total non-performing loans	30,722	29,602	28,180
REO, net	2,564	526	546
Total non-performing assets	$33,286	$30,128	$28,726

Total non-performing assets to total assets	0.21%	0.19%	0.18%
Total nonaccrual loans to loans before allowance for credit losses – loans	0.25%	0.25%	0.27%
Loans 30-89 days past due and on accrual	$11,850	$19,744	$6,259

For the six months ended June 30, 2024, interest income was reduced by $838,000 as a result of nonaccrual loan activity, which included the reversal of $267,000 of accrued interest as of the date the loan was placed on nonaccrual. There was no interest income recognized on nonaccrual loans for the six months ended June 30, 2024.

The following table presents the Company’s portfolio of loans by risk grade at the dates indicated (in thousands):

	June 30, 2024	December 31, 2023	June 30, 2023
Pass	$10,971,850	$10,671,281	$10,315,687
Special Mention	50,027	13,732	11,745
Substandard	121,971	125,442	144,975
Total	$11,143,848	$10,810,455	$10,472,407

The increase in special mention from December 31, 2023 primarily reflects loan downgrades. The decrease in substandard loans from the prior year quarter primarily reflects paydowns and payoffs of substandard loans, as well as risk rating upgrades.

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

Our primary investing activity is the origination of loans and, in certain periods, the purchase of securities or loans.  During the six months ended June 30, 2024 and 2023, our loan originations, including originations of loans held for sale, exceeded our loan repayments by $501.2 million and $437.8 million, respectively. There were $4.7 million of loan purchases during the six months ended June 30, 2024, and no loan purchases during the six months ended June 30, 2023. During the six months ended June 30, 2024 and 2023, we received proceeds of $175.0 million and $113.9 million, respectively, from the sale of loans. Securities purchased during the six months ended June 30, 2024 and 2023 totaled $19.3 million and $52.8 million, respectively, and securities repayments, maturities and sales in those periods were $202.7 million and $390.4 million, respectively.

Our primary financing activity is gathering deposits. Total deposits increased by $49.8 million during the six months ended June 30, 2024, primarily due to an increase in certificates of deposit. Core deposits were $11.55 billion at both June 30, 2024 and December 31, 2023. Certificates of deposit are generally more vulnerable to competition and more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At June 30, 2024, certificates of deposit totaled $1.53 billion, or 12% of our total deposits, including $1.45 billion which were scheduled to mature within one year.  The increase in certificates of deposit during 2024 was due to clients seeking higher yields moving excess non-interest-bearing funds to higher-yielding certificates of deposit. While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our certificates of deposit as they mature.

The Bank’s estimated uninsured deposits were $4.09 billion or 31% of total deposits at June 30, 2024, compared to $4.08 billion or 31% of total deposits at December 31, 2023. The estimated uninsured deposit calculation includes $326.5 million and $305.3 million of collateralized public deposits at June 30, 2024 and December 31, 2023, respectively. Estimated uninsured deposits also includes cash held by the Company of $63.9 million and $108.2 million at June 30, 2024 and December 31, 2023, respectively. Banner Bank’s estimated uninsured deposits, excluding collateralized public deposits and cash held at the holding company, were 28% of total deposits at both June 30, 2024 and December 31, 2023.

We had $398.0 million of FHLB advances at June 30, 2024, compared to $323.0 million at December 31, 2023. Other borrowings decreased to $166.0 million at June 30, 2024 from $182.9 million at December 31, 2023. Subordinated notes, net of issuance costs decreased to $89.6 million at June 30, 2024, compared to $92.9 million at December 31, 2023, due to Banner Bank’s purchase of $3.5 million of Banner’s subordinated debt during the first quarter of 2024.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the six months ended June 30, 2024, we used our sources of funds primarily to fund loan growth. At June 30, 2024, we had outstanding loan commitments totaling $4.03 billion, relating to undisbursed loans in process and unused credit lines. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB, which provide for advances that in the aggregate would equal the lesser of 45% of the Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock).  At June 30, 2024, under these credit facilities based on pledged collateral, the Bank had $3.02 billion of available credit capacity. Advances under these credit facilities totaled $398.0 million at June 30, 2024. At June 30, 2024, the Bank also had uncommitted federal funds line of credit agreements with other financial institutions totaling $125.0 million. No balances were outstanding under these agreements as of June 30, 2024 or December 31, 2023. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage. Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity, and pay its own operating expenses and cash dividends. At June 30, 2024, Banner (on an unconsolidated basis) had liquid assets of $64.2 million. During the quarter ended June 30, 2024, Banner and the Bank entered into an intercompany loan agreement for $50.0 million, which reduced Banner’s cash balance while maintaining liquidity with the note receivable from the Bank. The note has a term of one year, automatically renewable each quarter. The note eliminates upon consolidation.

Banner’s primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.48 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued dividend payments during 2024 at this rate of $0.48 per share, our average total dividend paid each quarter would be approximately $16.5 million based on the number of outstanding shares at June 30, 2024.

As noted below, Banner Corporation and its subsidiary bank continued to maintain capital levels in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the six months ended June 30, 2024, total shareholders’ equity increased $38.1 million, to $1.69 billion or 10.69% of total assets.  At June 30, 2024, tangible common shareholders’ equity, which excludes goodwill and other intangible assets, was $1.31 billion, or 8.51% of tangible assets.  Tangible common shareholders’ equity represents a non-GAAP financial measure. See, non-GAAP financial measure reconciliations presented above under “Second Quarter 2024 Financial Highlights.”

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner and the Bank to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Bank to maintain minimum capital ratios of total capital, tier 1 capital, and common equity tier 1 capital to risk-weighted assets as well as tier 1 leverage capital to average assets.  In addition to the minimum capital ratios, the Bank has to maintain a capital conservation buffer consisting of additional common equity tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At June 30, 2024, Banner and the Bank each exceeded all regulatory capital requirements to be “well capitalized.”

The actual regulatory capital ratios calculated for Banner Corporation and Banner Bank as of June 30, 2024, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as “Adequately Capitalized”		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Amount
Banner Corporation—consolidated
Total capital to risk-weighted assets	$1,955,333	14.62%	$1,069,901	8.00%	$1,337,377	10.00%
Tier 1 capital to risk-weighted assets	1,693,543	12.66%	802,426	6.00%	802,426	6.00%
Tier 1 leverage capital to average assets	1,693,543	10.80%	627,282	4.00%	n/a	n/a
Common equity tier 1 capital	1,607,043	12.02%	601,820	4.50%	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	1,833,271	13.70%	1,070,352	8.00%	1,337,940	10.00%
Tier 1 capital to risk-weighted assets	1,671,481	12.49%	802,764	6.00%	1,070,352	8.00%
Tier 1 leverage capital to average assets	1,671,481	10.66%	627,468	4.00%	784,335	5.00%
Common equity tier 1 capital	1,671,481	12.49%	602,073	4.50%	869,661	6.50%

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

For Banner, the greatest source of interest rate risk results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to clients than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of June 30, 2024, our loans with interest rate floors totaled $5.05 billion and had a weighted average floor rate of 4.59%, compared to a current average note rate of 6.73%.  Our loans with interest rates at their floors at June 30, 2024, totaled $1.29 billion and had a weighted average note rate of 4.14%. The Company actively manages its exposure to interest rate risk through on-going adjustments to the mix of interest-earning assets and funding sources that affect the repricing speeds of loans, investments, interest-bearing deposits and borrowings.

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

The interest rate sensitivity analysis performed by us incorporates beginning-of-the-period rate, balance and maturity data, using various levels of aggregation of that data, as well as certain assumptions concerning the maturity, repricing, amortization and prepayment characteristics of loans and other interest-earning assets and the repricing and withdrawal of deposits and other interest-bearing liabilities into an asset/liability simulation model. The interest rate sensitivity analysis includes a rate ramp sensitivity scenario, which assumes a gradual change in market interest rates at all maturities during the first year, as well as a rate shock interest rate sensitivity scenario, which assumes an instantaneous and sustained uniform change in market interest rates at all maturities. We update and prepare simulation modeling at least quarterly for review by senior management and oversight by the directors. We believe the data and assumptions are realistic representations of our portfolio and possible outcomes under the various interest rate scenarios. Nonetheless, the interest rate sensitivity of our net interest income and net economic value of equity could vary substantially if different assumptions were used or if actual experience differs from the assumptions used.

The following tables set forth, as of June 30, 2024, the estimated changes in our net interest income over one-year and two-year time horizons for our rate ramp and rate shock interest rate sensitivity scenarios, and the estimated changes in economic value of equity for our rate shock interest rate sensitivity scenario based on the indicated interest rate environments (dollars in thousands):

Interest Rate Risk Indicators - Rate Ramp

	June 30, 2024
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months
+300	$(3,505)	(0.6)%	$(8,895)	(0.7)%
+200	644	0.1	7,771	0.6
+100	1,927	0.3	11,571	1.0
0	—	—	—	—
-100	(6,226)	(1.1)	(27,919)	(2.3)
-200	(12,003)	(2.1)	(58,644)	(4.8)
-300	(18,065)	(3.1)	(91,870)	(7.6)
(1)Assumes a gradual change in market interest rates at all maturities during the first year; however, no rates are allowed to go below zero.  The targeted Federal Funds Rate was between 5.25% and 5.50% at June 30, 2024.

Interest Rate Risk Indicators - Rate Shock

	June 30, 2024
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+300	$(16,680)	(2.9)%	$2,845	0.2%	$(304,269)	(11.9)%
+200	(1,655)	(0.3)	22,286	1.8	(176,488)	(6.9)
+100	4,196	0.7	22,157	1.8	(77,734)	(3.0)
0	—	—	—	—	—	—
-100	(17,096)	(3.0)	(48,558)	(4.0)	43,457	1.7
-200	(34,753)	(6.0)	(102,020)	(8.4)	37,917	1.5
-300	(53,170)	(9.2)	(161,168)	(13.3)	(46,514)	(1.8)
(1)Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.  The targeted Federal Funds Rate was between 5.25% and 5.50% at June 30, 2024.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2024 (dollars in thousands), based on the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At June 30, 2024, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $1.72 billion, representing a one-year cumulative gap to total assets ratio of 10.85%.  The interest rate risk indicators and interest sensitivity gaps as of June 30, 2024 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$1,161,882	$46,459	$145,717	$31,834	$36,099	$1,616	$1,423,607
Fixed-rate mortgage loans	243,940	216,767	792,366	602,369	716,569	257,886	2,829,897
Adjustable-rate mortgage loans	1,065,358	421,588	1,628,005	749,524	421,404	7,021	4,292,900
Fixed-rate mortgage-backed securities	101,968	90,394	366,361	378,197	828,426	846,405	2,611,751
Adjustable-rate mortgage-backed securities	249,861	45	194	210	3,883	—	254,193
Fixed-rate commercial/agricultural loans	96,532	101,060	263,646	143,988	135,670	21,315	762,211
Adjustable-rate commercial/agricultural loans	932,280	24,819	85,586	72,485	2,910	—	1,118,080
Consumer and other loans	527,676	47,080	48,417	33,163	25,446	44,082	725,864
Investment securities and interest-earning deposits	86,545	15,175	43,102	34,480	101,790	544,282	825,374
Total rate sensitive assets	4,466,042	963,387	3,373,394	2,046,250	2,272,197	1,722,607	14,843,877
Interest-bearing liabilities: (2)
Regular savings	601,533	136,511	463,633	358,113	593,807	1,038,440	3,192,037
Interest checking accounts	353,443	108,148	368,789	285,500	467,812	625,051	2,208,743
Money market deposit accounts	205,587	114,118	369,283	261,444	368,269	296,847	1,615,548
Certificates of deposit	1,087,900	363,636	65,985	6,992	620	—	1,525,133
FHLB advances	398,000	—	—	—	—	—	398,000
Subordinated notes	—	90,000	—	—	—	—	90,000
Junior subordinated debentures	89,178	—	—	—	—	—	89,178
Retail repurchase agreements	165,956	—	—	—	—	—	165,956
Total rate sensitive liabilities	2,901,597	812,413	1,267,690	912,049	1,430,508	1,960,338	9,284,595
Excess of interest-sensitive assets over interest-sensitive liabilities	$1,564,445	$150,974	$2,105,704	$1,134,201	$841,689	$(237,731)	$5,559,282
Cumulative excess of interest-sensitive assets	$1,564,445	$1,715,419	$3,821,123	$4,955,324	$5,797,013	$5,559,282	$5,559,282
Cumulative ratio of interest-earning assets to interest-bearing liabilities	153.92%	146.19%	176.70%	184.08%	179.15%	159.88%	159.88%
Interest sensitivity gap to total assets	9.89	0.95	13.31	7.17	5.32	(1.50)	35.15
Ratio of cumulative gap to total assets	9.89	10.85	24.16	31.33	36.65	35.15	35.15

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
(2)Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been a negative $3.8 billion, or negative 23.91% of total assets, at June 30, 2024.

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

(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls Over Financial Reporting:  In the quarter ended June 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

In the normal course of our business, we have various legal proceedings and other contingent matters pending. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. Furthermore, in some matters, it is difficult to assess potential exposure because the legal proceeding is still in the pretrial stage. These claims and counter claims typically arise during the course of collection efforts on problem loans or with respect to actions to enforce liens on properties in which we hold a security interest, although we also are subject to claims related to employment matters. Claims related to employment matters may include, but are not limited to, claims by our employees of discrimination, harassment, violations of wage and hour requirements, or violations of other federal, state, or local laws and claims of misconduct or negligence on the part of our employees. Some or all of these claims may lead to litigation, including class action litigation, and these matters may cause us to incur negative publicity with respect to alleged claims. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operation for any period. At June 30, 2024, we had accrued $702,000 related to these legal proceedings. The ultimate outcome of these legal proceedings could be more or less than what we have accrued. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, operations or cash flows, except as set forth below.

As disclosed previously, a class and collective action lawsuit, Bolding et al. v. Banner Bank, US Dist. Ct., WD WA., was filed against Banner Bank on April 17, 2017. On February 22, 2024, the Court entered a written order granting final approval of a settlement agreement that resolved this lawsuit. The majority of the settlement amount had been paid by the Bank as at June 30, 2024, with the remaining amount being included in the $702,000 accrual described above.

ITEM 1A – Risk Factors

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A of our 2023 Form 10-K.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2024:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
April 1, 2024 - April 30, 2024	13,563	$46.58	—	—
May 1, 2024 - May 31, 2024	—	—	—	—
June 1, 2024 - June 30, 2024	—	—	—	—
Total for quarter	13,563	$46.58	—

(1)    Includes 13,563 shares surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants during the three months ended June 30, 2024.

On July 25, 2024, the Company announced that its Board of Directors had authorized repurchases of up to 1,722,787 shares of the Company’s common stock (approximately 5% of the Company’s outstanding shares) over the next twelve months. Under the authorization, shares may be repurchased by the Company in open market purchases. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations.

ITEM 3 – Defaults upon Senior Securities

Not Applicable.

ITEM 4 – Mine Safety Disclosures

Not Applicable.

ITEM 5 – Other Information

(a) None

(b) None

(c) During the quarter ended June 30, 2024, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company.

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

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit	Index of Exhibits
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included in Exhibit 101).
* Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

August 6, 2024	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

August 6, 2024	/s/ Robert G. Butterfield
Robert G. Butterfield
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)