Form 10-Q
period 2024-09-30
BANNER CORP
filed 2024-11-05
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	☐	No	☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:			As of October 31, 2024
Common Stock, $.01 par value per share			34,459,043 shares

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

Special Note Regarding Forward-Looking Statements

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items, including statements about our financial condition, liquidity and results of operations. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions, or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied, including, but not limited to:

•Adverse economic conditions in our market areas or other areas where we have lending relationships, due to factors such as employment levels, labor shortages, inflation, a recession, or slowed economic growth.
•Changes in the interest rate environment, including past increases or decreases in the Board of Governors of the Federal Reserve System’s (Federal Reserve) benchmark rate, which could adversely affect our revenues, expenses, asset values, debt obligations, and liquidity.
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
•Effects of climate change, severe weather, natural disasters, pandemics, public health crises, acts of war or terrorism, civil unrest and other external events on our business.
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

PART I. FINANCIAL INFORMATION
ITEM 1 - Financial Statements (unaudited)
BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares and per share amounts)
September 30, 2024 and December 31, 2023

ASSETS	September 30, 2024	December 31, 2023
Cash and due from banks	$226,568	$209,634
Interest-bearing deposits	252,227	44,830
Total cash and cash equivalents	478,795	254,464
Securities—available-for-sale, amortized cost $2,523,968 and $2,729,980, respectively	2,237,939	2,373,783
Securities—held-to-maturity, net of allowance for credit losses of $307 and $332, respectively	1,013,903	1,059,055
Total securities	3,251,842	3,432,838
Federal Home Loan Bank (FHLB) stock	19,751	24,028
Loans held for sale (includes $21,984 and $9,105, at fair value, respectively)	78,841	11,170
Loans receivable	11,224,606	10,810,455
Allowance for credit losses – loans	(154,585)	(149,643)
Net loans receivable	11,070,021	10,660,812
Accrued interest receivable	66,981	63,100
Property and equipment, net	125,256	132,231
Goodwill	373,121	373,121
Other intangibles, net	3,647	5,684
Bank-owned life insurance (BOLI)	310,400	304,366
Deferred tax assets, net	130,310	153,365
Operating lease right-of-use assets	38,192	43,731
Other assets	241,519	211,481
Total assets	$16,188,676	$15,670,391
LIABILITIES
Deposits:
Non-interest-bearing	$4,688,244	$4,792,369
Interest-bearing transaction and savings accounts	7,328,051	6,759,661
Interest-bearing certificates	1,521,853	1,477,467
Total deposits	13,538,148	13,029,497
Advances from FHLB	230,000	323,000
Other borrowings	154,533	182,877
Subordinated notes, net	80,170	92,851
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	66,257	66,413
Operating lease liabilities	42,318	48,659
Accrued expenses and other liabilities	237,128	228,428
Deferred compensation	46,401	45,975
Total liabilities	14,394,955	14,017,700
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 34,456,688 shares issued and outstanding at September 30, 2024; 34,348,369 shares issued and outstanding at December 31, 2023	1,304,792	1,299,651
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2024; no shares issued and outstanding at December 31, 2023	—	—
Retained earnings	714,472	642,175
Carrying value of shares held in trust for stock-based compensation plans	(6,195)	(6,563)
Liability for common stock issued to stock related compensation plans	6,195	6,563
Accumulated other comprehensive loss	(225,543)	(289,135)
Total shareholders’ equity	1,793,721	1,652,691
Total liabilities and shareholders’ equity	$16,188,676	$15,670,391
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except shares and per share amounts)
For the Three and Nine Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
INTEREST INCOME:
Loans receivable	$168,338	$149,254	$486,004	$423,359
Mortgage-backed securities	16,357	17,691	49,999	54,954
Securities and cash equivalents	11,146	12,119	33,664	39,521
Total interest income	195,841	179,064	569,667	517,834
INTEREST EXPENSE:
Deposits	53,785	31,001	147,248	60,784
FHLB advances	2,263	2,233	8,856	8,654
Other borrowings	1,147	1,099	3,482	2,251
Subordinated debt	2,971	2,965	8,901	8,549
Total interest expense	60,166	37,298	168,487	80,238
Net interest income	135,675	141,766	401,180	437,596
PROVISION FOR CREDIT LOSSES	1,692	2,027	4,581	8,267
Net interest income after provision for credit losses	133,983	139,739	396,599	429,329
NON-INTEREST INCOME:
Deposit fees and other service charges	10,741	10,916	32,353	32,078
Mortgage banking operations	3,180	2,049	8,521	6,426
BOLI	2,445	2,062	7,049	6,636
Miscellaneous	1,658	942	5,538	4,010
	18,024	15,969	53,461	49,150
Net loss on sale of securities	—	(2,657)	(5,465)	(14,436)
Net change in valuation of financial instruments carried at fair value	39	(654)	(1,143)	(4,357)
Total non-interest income	18,063	12,658	46,853	30,357
NON-INTEREST EXPENSE:
Salary and employee benefits	61,832	61,091	188,032	184,452
Less capitalized loan origination costs	(4,354)	(4,498)	(12,669)	(12,386)
Occupancy and equipment	12,040	11,722	36,630	35,686
Information and computer data services	7,134	7,118	21,694	21,347
Payment and card processing services	5,346	5,172	16,747	14,459
Professional and legal expenses	2,102	3,042	4,833	7,563
Advertising and marketing	1,161	1,362	3,438	3,108
Deposit insurance	2,874	2,874	8,541	7,603
State and municipal business and use taxes	1,432	1,359	4,130	3,888
Real estate operations, net	103	(383)	180	(585)
Amortization of core deposit intangibles	590	857	2,037	2,898
Miscellaneous	6,031	6,175	18,467	17,884
Total non-interest expense	96,291	95,891	292,060	285,917
Income before provision for income taxes	55,755	56,506	151,392	173,769
PROVISION FOR INCOME TAXES	10,602	10,652	28,885	32,769
NET INCOME	$45,153	$45,854	$122,507	$141,000
Earnings per common share:
Basic	$1.31	$1.33	$3.56	$4.11
Diluted	$1.30	$1.33	$3.54	$4.09
Cumulative dividends declared per common share	$0.48	$0.48	$1.44	$1.44
Weighted average number of common shares outstanding:
Basic	34,498,830	34,379,865	34,459,662	34,331,458
Diluted	34,650,322	34,429,726	34,575,498	34,439,214
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands)
For the Three and Nine Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET INCOME	$45,153	$45,854	$122,507	$141,000
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) on securities—available-for-sale arising during the period	88,822	(76,417)	64,703	(71,669)
Income tax (expense) benefit related to securities—available-for-sale unrealized holding losses	(21,318)	18,341	(15,529)	17,201
Reclassification for net loss on securities—available-for-sale realized in earnings	—	2,657	5,465	14,436
Income tax benefit related to securities—available-for-sale realized in earnings	—	(638)	(1,312)	(3,465)
Reclassification of (recapture of) provision for credit losses on securities—available-for-sale realized in earnings	—	(1,250)	—	750
Income tax benefit (expense) related to the reclassification of (recapture) provision for credit losses on securities—available-for-sale realized in earnings	—	300	—	(180)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	603	617	1,717	1,773
Income tax expense related to amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	(145)	(150)	(412)	(426)
Net unrealized gain on interest rate swaps used in cash flow hedges	4,746	3,090	11,633	6,472
Income tax expense related to interest rate swaps used in cash flow hedges	(1,139)	(741)	(2,792)	(1,553)
Changes in fair value of junior subordinated debentures related to instrument specific credit risk	574	953	156	8,573
Income tax expense related to junior subordinated debentures	(137)	(229)	(37)	(2,058)
Other comprehensive income (loss)	72,006	(53,467)	63,592	(30,146)
COMPREHENSIVE INCOME (LOSS)	$117,159	$(7,613)	$186,099	$110,854

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands, except shares and per share amounts)
For the Nine Months Ended September 30, 2024 and the Year Ended December 31, 2023

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2023	34,194,018	$1,293,959	$525,242	$(362,769)	$1,456,432
Net income			55,555		55,555
Other comprehensive income, net of income tax				37,133	37,133
Accrual of dividends on common stock ($0.48/share)			(16,691)		(16,691)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	114,522	(734)			(734)
Balance, March 31, 2023	34,308,540	1,293,225	564,106	(325,636)	1,531,695
Net income			39,591		39,591
Other comprehensive loss, net of income tax				(13,812)	(13,812)
Accrual of dividends on common stock ($0.48/share)			(16,670)		(16,670)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	36,087	1,709			1,709
Balance, June 30, 2023	34,344,627	1,294,934	587,027	(339,448)	1,542,513
Net income			45,854		45,854
Other comprehensive loss, net of income tax				(53,467)	(53,467)
Accrual of dividends on common stock ($0.48/share)			(16,666)		(16,666)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	1,322	2,373			2,373
Balance, September 30, 2023	34,345,949	1,297,307	616,215	(392,915)	1,520,607
Net income			42,624		42,624
Other comprehensive income, net of income tax				103,780	103,780
Accrual of dividends on common stock ($0.48/share)			(16,664)		(16,664)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	2,420	2,344			2,344
Balance, December 31, 2023	34,348,369	$1,299,651	$642,175	$(289,135)	$1,652,691

Balance, January 1, 2024	34,348,369	$1,299,651	$642,175	$(289,135)	$1,652,691
Net income			37,559		37,559
Other comprehensive loss, net of income tax				(10,347)	(10,347)
Accrual of dividends on common stock ($0.48/share)			(16,713)		(16,713)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	46,852	1,318			1,318
Balance, March 31, 2024	34,395,221	1,300,969	663,021	(299,482)	1,664,508
Net income			39,795		39,795
Other comprehensive income, net of income tax				1,933	1,933
Accrual of dividends on common stock ($0.48/share)			(16,737)		(16,737)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	60,531	1,267			1,267
Balance, June 30, 2024	34,455,752	$1,302,236	$686,079	$(297,549)	$1,690,766
Net income			45,153		45,153
Other comprehensive income, net of income tax				72,006	72,006
Accrual of dividends on common stock ($0.48/share)			(16,760)		(16,760)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	936	2,556			2,556
Balance, September 30, 2024	34,456,688	$1,304,792	$714,472	$(225,543)	$1,793,721

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES:
Net income	$122,507	$141,000
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	13,615	13,314
Deferred income and expense, net of amortization	(5,834)	(2,490)
Capitalized loan servicing rights, net of amortization	1,211	1,520
Amortization of core deposit intangibles	2,037	2,898
Loss on sale of securities, net	5,465	14,436
Net change in valuation of financial instruments carried at fair value	1,143	4,357
Decrease in deferred taxes	2,973	877
Increase (decrease) in current taxes payable/receivable, net	4,967	(3,370)
Stock-based compensation	7,234	6,785
Net change in cash surrender value of BOLI	(6,888)	(6,357)
Gain on sale of loans, excluding capitalized servicing rights	(4,212)	(2,277)
Gain on disposal of real estate held for sale and property and equipment, net	(319)	(442)
Provision for credit losses	4,581	8,267
Origination of loans held for sale	(197,741)	(187,077)
Proceeds from sales of loans held for sale	260,192	200,525
Net change in:
Other assets	(14,137)	(21,602)
Other liabilities	(2,887)	19,188
Net cash provided from operating activities	193,907	189,552
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(53,170)	(54,192)
Principal repayments and maturities of securities—available-for-sale	168,360	138,402
Proceeds from sales of securities—available-for-sale	70,777	334,937
Principal repayments and maturities of securities—held-to-maturity	45,280	35,329
Loan originations, net of repayments	(547,162)	(479,482)
Purchases of loans and participating interest in loans	(4,666)	—
Proceeds from sales of other loans	16,622	11,519
Purchases of property and equipment	(9,953)	(11,626)
Proceeds from sale of real estate held for sale and sale of other property	4,323	1,019
Proceeds from FHLB stock repurchase program	129,062	119,840
Purchase of FHLB stock	(124,785)	(123,440)
Proceeds from maturity of securities purchased under agreements to resell	—	300,000
Investment in bank-owned life insurance	(41)	(66)
Other	732	419
Net cash (used by) provided from investing activities	(304,621)	272,659
Continued on next page

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,
	2024	2023
FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	$508,651	$(445,507)
(Repayment) advances of overnight and short term FHLB advances, net	(93,000)	90,000
Decrease in other borrowings, net	(28,344)	(44,360)
Cash dividends paid	(50,169)	(50,263)
Taxes paid related to net share settlement of equity awards	(2,093)	(3,437)
Net cash provided from (used by) financing activities	335,045	(453,567)
NET CHANGE IN CASH AND CASH EQUIVALENTS	224,331	8,644
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	254,464	243,062
CASH AND CASH EQUIVALENTS, END OF PERIOD	$478,795	$251,706

	Nine Months Ended September 30,
	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$166,843	$66,461
Tax paid	13,376	29,931
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Transfer of loans to real estate owned and other repossessed assets	2,386	205
Dividends accrued but not paid until after period end	1,125	921
Loans, held-for-sale, transferred from portfolio	(125,909)	(8,472)

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2024, for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and note disclosures have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. All significant intercompany transactions and balances have been eliminated.

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

Note 3: SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at September 30, 2024 and December 31, 2023 are summarized as follows (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$8,897	$—	$(412)	$8,485
Municipal bonds	154,029	1,266	(25,159)	130,136
Corporate bonds	131,354	—	(8,073)	123,281
Mortgage-backed or related securities	2,030,089	1,872	(255,764)	1,776,197
Asset-backed securities	199,599	242	(1)	199,840
	$2,523,968	$3,380	$(289,409)	$2,237,939

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$304	$1	$(4)	$301	$—
Municipal bonds	443,074	126	(49,814)	393,238	(148)
Corporate bonds	2,689	—	(8)	2,522	(159)
Mortgage-backed or related securities	568,143	—	(84,926)	483,217	—
	$1,014,210	$127	$(134,752)	$879,278	$(307)

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$34,929	$—	$(740)	$34,189
Municipal bonds	161,264	832	(29,191)	132,905
Corporate bonds	131,291	—	(12,168)	119,123
Mortgage-backed or related securities	2,179,947	942	(314,175)	1,866,714
Asset-backed securities	222,549	300	(1,997)	220,852
	$2,729,980	$2,074	$(358,271)	$2,373,783

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$307	$—	$(5)	$302	$—
Municipal bonds	466,032	687	(53,563)	412,999	(157)
Corporate bonds	2,781	—	(20)	2,586	(175)
Mortgage-backed or related securities	590,267	—	(98,640)	491,627	—
	$1,059,387	$687	$(152,228)	$907,514	$(332)

Accrued interest receivable on held-to-maturity debt securities was $3.8 million and $4.5 million at September 30, 2024 and December 31, 2023, and was $10.1 million and $10.8 million on available-for-sale debt securities at September 30, 2024 and December 31, 2023, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Statements of Financial Condition and is excluded from the calculation of the allowance for credit losses.

At September 30, 2024 and December 31, 2023, the gross unrealized losses and the fair value for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	September 30, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$—	$—	$8,485	$(412)	$8,485	$(412)
Municipal bonds	—	—	96,234	(25,159)	96,234	(25,159)
Corporate bonds	12,227	(178)	111,053	(7,895)	123,280	(8,073)
Mortgage-backed or related securities	—	—	1,647,906	(255,764)	1,647,906	(255,764)
Asset-backed securities	20,000	(1)	—	—	20,000	(1)
	$32,227	$(179)	$1,863,678	$(289,230)	$1,895,905	$(289,409)

	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$—	$—	$34,189	$(740)	$34,189	$(740)
Municipal bonds	6,049	(7)	103,511	(29,184)	109,560	(29,191)
Corporate bonds	15,720	(46)	106,852	(12,122)	122,572	(12,168)
Mortgage-backed or related securities	71,150	(212)	1,712,125	(313,963)	1,783,275	(314,175)
Asset-backed securities	115,162	(1,212)	85,840	(785)	201,002	(1,997)
	$208,081	$(1,477)	$2,042,517	$(356,794)	$2,250,598	$(358,271)

At September 30, 2024, there were 194 securities—available-for-sale with unrealized losses, compared to 224 at December 31, 2023. Management does not believe that any remaining individual unrealized loss as of September 30, 2024 or December 31, 2023 resulted from credit loss.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. There were no securities—available-for-sale in a nonaccrual status at September 30, 2024 or December 31, 2023.

The following table presents gross gains and losses on sales and partial calls of securities available-for-sale (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Available-for-Sale:
Gross Gains	$—	$—	$37	$377
Gross Losses	—	(2,657)	(5,502)	(14,813)
Balance, end of the period	$—	$(2,657)	$(5,465)	$(14,436)

The following table presents the amortized cost and estimated fair value of securities at September 30, 2024, by contractual maturity and does not reflect any required periodic payments (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	September 30, 2024
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$6,144	$6,059	$5,511	$5,310
Maturing after one year through five years	124,382	120,485	15,271	15,186
Maturing after five years through ten years	437,813	405,679	29,559	28,651
Maturing after ten years	1,955,629	1,705,716	963,869	830,131
	$2,523,968	$2,237,939	$1,014,210	$879,278

The following table presents, as of September 30, 2024, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	September 30, 2024
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$276,380	$288,392	$252,146
Interest rate swap counterparties	962	962	827
Repurchase transaction accounts	218,747	218,747	184,864
Other	2,301	2,301	2,173
Total pledged securities	$498,390	$510,402	$440,010

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit ratings which are reviewed and updated quarterly. The Company’s non-rated held-to-maturity debt securities are primarily United States government sponsored enterprise debentures carrying minimal to no credit risk. The non-rated corporate bonds primarily consist of Community Reinvestment Act related bonds secured by loan instruments from low to moderate income borrowers. The remaining non-rated held-to-maturity debt securities balance is comprised of local municipal debt from within the Company’s geographic footprint and is monitored through quarterly or annual financial review. This municipal debt is predominately essential service or unlimited general obligation backed debt. The following tables summarize the amortized cost of held-to-maturity debt securities by credit rating at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$434,476	$500	$16,280	$451,256
Not Rated	304	8,598	2,189	551,863	562,954
	$304	$443,074	$2,689	$568,143	$1,014,210

	December 31, 2023
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$456,999	$500	$16,459	$473,958
Not Rated	307	9,033	2,281	573,808	585,429
	$307	$466,032	$2,781	$590,267	$1,059,387

We had no allowance for credit losses for securities available-for-sale during three and nine months ended September 30, 2024. The following tables present the activity in the allowance for credit losses for securities available-for-sale by major type for the three and nine months ended September 30, 2023 (in thousands).

	For the Three Months Ended September 30, 2023
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses – securities available-for-sale
Beginning balance	$—	$—	$2,000	$—	$2,000
Recapture of provision for credit losses	—	—	(1,250)	—	(1,250)
Ending balance	$—	$—	$750	$—	$750

	For the Nine Months Ended September 30, 2023
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
Allowance for credit losses – securities available-for-sale
Beginning balance	$—	$—	$—	$—	$—
Provision for credit losses	—	—	750	—	750
Ending balance	$—	$—	$750	$—	$750

Note 4: LOANS RECEIVABLE AND THE ALLOWANCE FOR CREDIT LOSSES - LOANS

The following table presents the loans receivable at September 30, 2024 and December 31, 2023 by class (dollars in thousands).

	September 30, 2024		December 31, 2023
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$990,516	9%	$915,897	8%
Investment properties	1,583,863	14	1,541,344	14
Small balance CRE	1,218,822	11	1,178,500	11
Multifamily real estate	889,866	8	811,232	8
Construction, land and land development:
Commercial construction	124,051	1	170,011	2
Multifamily construction	524,108	5	503,993	5
One- to four-family construction	507,350	5	526,432	5
Land and land development	370,690	3	336,639	3
Commercial business:
Commercial business	1,281,615	11	1,255,734	12
Small business scored	1,087,714	10	1,022,154	9
Agricultural business, including secured by farmland	346,686	3	331,089	3
One- to four-family residential	1,575,164	14	1,518,046	14
Consumer:
Consumer—home equity revolving lines of credit	622,615	5	588,703	5
Consumer—other	101,546	1	110,681	1
Total loans	11,224,606	100%	10,810,455	100%
Less allowance for credit losses – loans	(154,585)		(149,643)
Net loans	$11,070,021		$10,660,812

Loan amounts are net of unearned loan fees in excess of unamortized costs of $15.0 million as of September 30, 2024, and $12.1 million as of December 31, 2023. Net loans include net discounts on acquired loans of $3.8 million and $4.6 million as of September 30, 2024 and December 31, 2023, respectively. Net loans does not include accrued interest receivable. Accrued interest receivable on loans was $53.1 million as of September 30, 2024, and $47.8 million as of December 31, 2023 and was reported in accrued interest receivable on the Consolidated Statements of Financial Condition.

The Company had pledged $8.0 billion and $7.6 billion of loans as collateral for FHLB and other borrowings at September 30, 2024 and December 31, 2023, respectively.

Purchased credit-deteriorated and purchased non-credit-deteriorated loans. Loans purchased or acquired in business combinations are recorded at their fair value at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-deteriorated (PCD) or purchased non-credit-deteriorated. There were no PCD loans acquired during the nine months ended September 30, 2024 or September 30, 2023.
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

The following tables present the amortized cost basis and financial effect of loans at September 30, 2024 and September 30, 2023, that were both experiencing financial difficulty and modified during the nine months ended September 30, 2024 and September 30, 2023, respectively (in thousands):

	September 30, 2024
	Payment Delay	Total
Commercial business	$5,322	$5,322
Total	$5,322	$5,322

	September 30, 2023
		Payment Delay	Term Extension	Total
One- to four-family construction		$—	$6,362	$6,362
Commercial business		121	—	121
Agricultural business, including secured by farmland		1,580	—	1,580
One- to four-family residential		1,060	—	1,060
Total	4352	$2,761	$6,362	$9,123

The Company had committed to lend additional amounts totaling $195,000 to the borrowers included in the previous table as of September 30, 2023. The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

There were no loans modified in the previous 12 months that were past due at September 30, 2024. The following table presents the performance at September 30, 2023 of loans that had been modified in the previous 12 months (in thousands).

	September 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
Commercial business	$—	$—	$121	$121
Agricultural business, including secured by farmland	—	—	1,580	1,580
One- to four-family residential	—	—	1,060	1,060
Total	$—	$—	$2,761	$2,761

The following tables present the financial effect of the loan modifications presented above for borrowers experiencing financial difficulty for the nine months ended September 30, 2024 and September 30, 2023:

Nine Months Ended September 30, 2024
Weighted Average Payment Delay Period (in months)
Commercial business	3

	Nine Months Ended September 30, 2023
	Weighted Average Payment Delay Period (in months)	Weighted-Average Term Extension (in months)
One- to four-family construction	n/a	11
Commercial business	8	n/a
Agricultural business, including secured by farmland	8	n/a
One- to four-family residential	8	n/a

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

The following tables present the Company’s portfolio of risk-rated loans by class and by grade as of September 30, 2024 and December 31, 2023 (in thousands). In addition, the tables include the gross charge-offs for the nine months ended September 30, 2024. Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	September 30, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$140,671	$178,466	$131,807	$152,213	$113,768	$185,325	$45,934	$948,184
Special Mention	2,456	—	—	—	—	—	2,803	5,259
Substandard	—	294	16,512	212	4,619	15,436	—	37,073
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$143,127	$178,760	$148,319	$152,425	$118,387	$200,761	$48,737	$990,516

Current period gross charge-offs	$—	$—	$347	$—	$—	$—	$—	$347

Commercial real estate - investment properties
Risk Rating
Pass	$97,301	$135,910	$215,341	$270,559	$131,414	$677,951	$36,118	$1,564,594
Special Mention	—	—	—	—	—	2,669	1,100	3,769
Substandard	—	2,257	5,811	—	—	7,432	—	15,500
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$97,301	$138,167	$221,152	$270,559	$131,414	$688,052	$37,218	$1,583,863

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily real estate
Risk Rating
Pass	$118,853	$89,808	$203,606	$205,400	$95,032	$172,061	$2,961	$887,721
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,145	—	2,145
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$118,853	$89,808	$203,606	$205,400	$95,032	$174,206	$2,961	$889,866

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	September 30, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior

Commercial construction
Risk Rating
Pass	$47,058	$54,404	$8,385	$—	$12,515	$935	$—	$123,297
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	754	—	—	—	754
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$47,058	$54,404	$8,385	$754	$12,515	$935	$—	$124,051

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily construction
Risk Rating
Pass	$134,915	$197,811	$181,203	$1,249	$—	$—	$8,930	$524,108
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$134,915	$197,811	$181,203	$1,249	$—	$—	$8,930	$524,108

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

One- to four- family construction
Risk Rating
Pass	$395,148	$96,245	$13,392	$—	$—	$—	$243	$505,028
Special Mention	—	—	—	—	—	—	—	—
Substandard	380	1,834	108	—	—	—	—	2,322
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$395,528	$98,079	$13,500	$—	$—	$—	$243	$507,350

Current period gross charge-offs	$—	$—	$145	$—	$—	$—	$—	$145

	September 30, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior

Land and land development
Risk Rating
Pass	$167,043	$114,203	$34,834	$25,275	$9,962	$15,545	$807	$367,669
Special Mention	—	—	639	—	—	—	—	639
Substandard	—	1,098	403	277	566	38	—	2,382
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$167,043	$115,301	$35,876	$25,552	$10,528	$15,583	$807	$370,690

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial business
Risk Rating
Pass	$127,940	$131,274	$184,558	$105,516	$113,786	$201,698	$350,938	$1,215,710
Special Mention	246	—	79	26	—	40	29,777	30,168
Substandard	2,774	3,245	4,629	3,062	4,804	3,285	13,938	35,737
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$130,960	$134,519	$189,266	$108,604	$118,590	$205,023	$394,653	$1,281,615

Current period gross charge-offs	$—	$418	$—	$1	$—	$54	$489	$962

Agricultural business, including secured by farmland
Risk Rating
Pass	$21,144	$41,755	$27,892	$24,150	$13,400	$55,732	$128,214	$312,287
Special Mention	1,153	1,300	690	—	3,367	—	5,974	12,484
Substandard	—	4,812	3,462	602	—	9,237	3,802	21,915
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business, including secured by farmland	$22,297	$47,867	$32,044	$24,752	$16,767	$64,969	$137,990	$346,686

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$170,577	$149,489	$161,647	$139,934	$65,424	$154,036	$36,209	$877,316
Special Mention	—	—	—	—	—	—	1	1
Substandard	—	14,450	217	4,731	18,999	183	—	38,580
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$170,577	$163,939	$161,864	$144,665	$84,423	$154,219	$36,210	$915,897

Commercial real estate - investment properties
Risk Rating
Pass	$154,128	$168,286	$281,324	$123,315	$156,174	$597,977	$47,936	$1,529,140
Special Mention	—	—	—	—	—	2,714	1,198	3,912
Substandard	—	—	—	—	—	8,292	—	8,292
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$154,128	$168,286	$281,324	$123,315	$156,174	$608,983	$49,134	$1,541,344

Multifamily real estate
Risk Rating
Pass	$96,865	$177,907	$215,220	$101,336	$46,886	$167,305	$3,285	$808,804
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,428	—	2,428
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$96,865	$177,907	$215,220	$101,336	$46,886	$169,733	$3,285	$811,232

	December 31, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Commercial construction
Risk Rating
Pass	$86,165	$62,302	$4,056	$12,705	$—	$1,015	$—	$166,243
Special Mention	3,010	—	—	—	—	—	—	3,010
Substandard	—	—	758	—	—	—	—	758
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$89,175	$62,302	$4,814	$12,705	$—	$1,015	$—	$170,011

Multifamily construction
Risk Rating
Pass	$176,729	$256,661	$70,189	$414	$—	$—	$—	$503,993
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$176,729	$256,661	$70,189	$414	$—	$—	$—	$503,993

One- to four- family construction
Risk Rating
Pass	$447,818	$43,563	$25,229	$—	$329	$—	$381	$517,320
Special Mention	—	—	—	—	—	—	—	—
Substandard	6,715	253	2,144	—	—	—	—	9,112
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$454,533	$43,816	$27,373	$—	$329	$—	$381	$526,432

	December 31, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Land and land development
Risk Rating
Pass	$188,134	$80,472	$34,146	$12,338	$8,409	$10,152	$2,136	$335,787
Special Mention	—	852	—	—	—	—	—	852
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$188,134	$81,324	$34,146	$12,338	$8,409	$10,152	$2,136	$336,639

Commercial business
Risk Rating
Pass	$157,830	$223,582	$121,031	$134,066	$102,545	$126,175	$363,652	$1,228,881
Special Mention	199	—	—	—	43	—	2,548	2,790
Substandard	1,919	5,207	3,398	5,207	1,509	2,010	4,813	24,063
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$159,948	$228,789	$124,429	$139,273	$104,097	$128,185	$371,013	$1,255,734

Agricultural business, including secured by farmland
Risk Rating
Pass	$48,620	$35,520	$24,659	$17,658	$23,885	$38,273	$123,158	$311,773
Special Mention	550	—	652	—	—	301	308	1,811
Substandard	4,057	—	626	—	7,819	2,280	2,723	17,505
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business, including secured by farmland	$53,227	$35,520	$25,937	$17,658	$31,704	$40,854	$126,189	$331,089

The following tables present the Company’s portfolio of non-risk-rated loans by class and delinquency status as of September 30, 2024 and December 31, 2023 (in thousands). In addition, the tables include the gross charge-offs for the nine months ended September 30, 2024. Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	September 30, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior

Small balance CRE
Past Due Category
Current	$38,295	$85,425	$194,676	$217,409	$170,819	$511,277	$—	$1,217,901
30-59 Days Past Due	—	—	—	—	—	175	—	175
60-89 Days Past Due	—	—	—	—	—	333	—	333
90 Days + Past Due	—	—	—	—	413	—	—	413
Total Small balance CRE	$38,295	$85,425	$194,676	$217,409	$171,232	$511,785	$—	$1,218,822

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Small business scored
Past Due Category
Current	$159,428	$178,425	$248,503	$152,898	$73,114	$132,365	$138,166	$1,082,899
30-59 Days Past Due	—	407	666	282	—	78	395	1,828
60-89 Days Past Due	—	130	—	474	7	37	36	684
90 Days + Past Due	—	265	871	383	—	784	—	2,303
Total Small business scored	$159,428	$179,227	$250,040	$154,037	$73,121	$133,264	$138,597	$1,087,714

Current period gross charge-offs	$82	$82	$430	$207	$47	$550	$—	$1,398

One- to four- family residential
Past Due Category
Current	$142,408	$341,660	$557,965	$250,281	$53,013	$219,078	$—	$1,564,405
30-59 Days Past Due	—	—	—	—	—	297	—	297
60-89 Days Past Due	157	—	903	236	—	522	—	1,818
90 Days + Past Due	—	2,002	1,743	2,779	1,223	897	—	8,644
Total One- to four- family residential	$142,565	$343,662	$560,611	$253,296	$54,236	$220,794	$—	$1,575,164

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	September 30, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$5,046	$1,474	$5,212	$1,929	$1,448	$6,685	$591,675	$613,469
30-59 Days Past Due	—	—	802	—	70	268	2,827	3,967
60-89 Days Past Due	—	396	710	25	—	71	—	1,202
90 Days + Past Due	—	371	626	469	1,012	1,405	94	3,977
Total Consumer—home equity revolving lines of credit	$5,046	$2,241	$7,350	$2,423	$2,530	$8,429	$594,596	$622,615

Current period gross charge-offs	$—	$—	$58	$—	$11	$—	$110	$179

Consumer-other
Past Due Category
Current	$7,119	$7,491	$26,794	$8,753	$5,578	$18,398	$26,803	$100,936
30-59 Days Past Due	9	5	120	—	122	99	155	510
60-89 Days Past Due	—	2	12	—	—	3	83	100
90 Days + Past Due	—	—	—	—	—	—	—	—
Total Consumer-other	$7,128	$7,498	$26,926	$8,753	$5,700	$18,500	$27,041	$101,546

Current period gross charge-offs	$—	$48	$87	$63	$28	$168	$908	$1,302

	December 31, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Small balance CRE
Past Due Category
Current	$83,077	$194,213	$215,550	$163,689	$121,596	$399,025	$378	$1,177,528
30-59 Days Past Due	—	—	—	—	159	400	—	559
60-89 Days Past Due	—	—	—	—	—	—	—	—
90 Days + Past Due	—	—	—	413	—	—	—	413
Total Small balance CRE	$83,077	$194,213	$215,550	$164,102	$121,755	$399,425	$378	$1,178,500

Small business scored
Past Due Category
Current	$197,138	$276,888	$172,286	$84,320	$61,613	$96,269	$129,998	$1,018,512
30-59 Days Past Due	16	171	1,048	52	169	287	307	2,050
60-89 Days Past Due	18	—	—	60	79	393	83	633
90 Days + Past Due	24	69	148	—	460	257	1	959
Total Small business scored	$197,196	$277,128	$173,482	$84,432	$62,321	$97,206	$130,389	$1,022,154

One- to four- family residential
Past Due Category
Current	$360,797	$586,167	$262,414	$56,436	$31,275	$206,247	$209	$1,503,545
30-59 Days Past Due	846	3,087	979	511	—	1,441	—	6,864
60-89 Days Past Due	—	540	510	388	151	790	—	2,379
90 Days + Past Due	1,060	700	1,582	192	633	1,091	—	5,258
Total One- to four- family residential	$362,703	$590,494	$265,485	$57,527	$32,059	$209,569	$209	$1,518,046

	December 31, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$5,003	$2,594	$1,564	$1,200	$1,177	$4,678	$566,249	$582,465
30-59 Days Past Due	—	51	93	66	175	324	2,063	2,772
60-89 Days Past Due	—	—	98	—	50	246	445	839
90 Days + Past Due	—	365	178	1,043	19	966	56	2,627
Total Consumer—home equity revolving lines of credit	$5,003	$3,010	$1,933	$2,309	$1,421	$6,214	$568,813	$588,703

Consumer-other
Past Due Category
Current	$10,756	$31,836	$9,961	$6,906	$4,441	$17,920	$28,207	$110,027
30-59 Days Past Due	5	—	62	—	—	81	269	417
60-89 Days Past Due	12	—	4	2	20	6	97	141
90 Days + Past Due	—	58	—	28	10	—	—	96
Total Consumer-other	$10,773	$31,894	$10,027	$6,936	$4,471	$18,007	$28,573	$110,681

The following tables provide the amortized cost basis of collateral-dependent loans as of September 30, 2024 and December 31, 2023 (in thousands). Our collateral dependent loans presented in the tables below have no significant concentrations by property type or location.

	September 30, 2024
	Real Estate	Accounts Receivable	Equipment	Inventory	Total
Commercial real estate:
Owner-occupied	$1,044	$—	$—	$—	$1,044
Small balance CRE	581	—	—	—	581
Construction, land and land development:
One- to four-family construction	1,834	—	—	—	1,834
Land and land development	1,624	—	—	—	1,624
Commercial business
Commercial business	—	1,156	5,590	550	7,296
Small business scored	—	—	93	—	93
Agricultural business, including secured by farmland	4,229	—	3,447	—	7,676
One- to four-family residential	5,386	—	—	—	5,386
Consumer—home equity revolving lines of credit	821	—	—	—	821
Total	$15,519	$1,156	$9,130	$550	$26,355

	December 31, 2023
	Real Estate	Accounts Receivable	Equipment	Inventory	Total
Commercial real estate:
Owner-occupied	$1,391	$—	$—	$—	$1,391
Small balance CRE	755	—	—	—	755
One- to four-family construction	8,859	—	—	—	8,859
Commercial business	—	1,059	5,085	812	6,956
Agricultural business, including secured by farmland	2,576	—	—	—	2,576
One- to four-family residential	1,954	—	—	—	1,954
Consumer—home equity revolving lines of credit	821	—	—	—	821
Total	$16,356	$1,059	$5,085	$812	$23,312

The following tables provide additional detail on the age analysis of the Company’s past due loans as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$212	$—	$1,044	$1,256	$989,260	$990,516	$1,044	$1,094	$—
Investment properties	—	—	2,258	2,258	1,581,605	1,583,863	—	—	2,258
Small balance CRE	175	333	413	921	1,217,901	1,218,822	581	1,033	—
Multifamily real estate	—	—	—	—	889,866	889,866	—	—	—
Construction, land and land development:
Commercial construction	—	—	—	—	124,051	124,051	—	—	—
Multifamily construction	—	—	—	—	524,108	524,108	—	—	—
One- to four-family construction	—	—	1,225	1,225	506,125	507,350	1,834	1,942	380
Land and land development	—	83	1,778	1,861	368,829	370,690	1,624	2,344	—
Commercial business:
Commercial business	865	1,500	1,565	3,930	1,277,685	1,281,615	123	7,777	—
Small business scored	1,828	684	2,303	4,815	1,082,899	1,087,714	—	2,928	—
Agricultural business, including secured by farmland	1,519	3,500	2,856	7,875	338,811	346,686	5,455	7,703	—
One- to four-family residential	297	1,818	8,644	10,759	1,564,405	1,575,164	5,367	9,592	961
Consumer:
Consumer—home equity revolving lines of credit	3,967	1,202	3,977	9,146	613,469	622,615	821	4,631	359
Consumer—other	510	100	—	610	100,936	101,546	—	5	—
Total	$9,373	$9,220	$26,063	$44,656	$11,179,950	$11,224,606	$16,849	$39,049	$3,958

(1)     The Company did not recognize any interest income on non-accrual loans during the nine months ended September 30, 2024.

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$—	$—	$—	$915,897	$915,897	$1,391	$1,450	$—
Investment properties	—	—	—	—	1,541,344	1,541,344	—	—	—
Small balance CRE	559	—	413	972	1,177,528	1,178,500	755	1,227	—
Multifamily real estate	—	—	—	—	811,232	811,232	—	—	—
Construction, land and land development:
Commercial construction	—	—	—	—	170,011	170,011	—	—	—
Multifamily construction	—	—	—	—	503,993	503,993	—	—	—
One- to four-family construction	286	—	4,201	4,487	521,945	526,432	2,852	3,105	1,096
Land and land development	1,822	553	42	2,417	334,222	336,639	—	—	42
Commercial business:
Commercial business	1,166	5,735	1,181	8,082	1,247,652	1,255,734	789	7,346	—
Small business scored	2,050	633	959	3,642	1,018,512	1,022,154	—	1,656	1
Agricultural business, including secured by farmland	—	—	2,171	2,171	328,918	331,089	3,167	3,167	—
One-to four-family residential	6,864	2,379	5,258	14,501	1,503,545	1,518,046	1,939	5,702	1,205
Consumer:
Consumer—home equity revolving lines of credit	2,772	839	2,627	6,238	582,465	588,703	821	3,110	391
Consumer—other	417	141	96	654	110,027	110,681	—	94	10
Total	$15,936	$10,280	$16,948	$43,164	$10,767,291	$10,810,455	$11,714	$26,857	$2,745

(1)     The Company did not recognize any interest income on non-accrual loans during the year ended December 31, 2023.

The following tables provide the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30, 2024
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$39,064	$8,253	$31,597	$38,835	$4,045	$20,906	$10,148	$152,848
Provision/(recapture) for credit losses	911	1,980	(3,130)	745	1,294	(457)	624	1,967
Recoveries	65	—	—	613	1	14	41	734
Charge-offs	—	—	(145)	(414)	—	—	(405)	(964)
Ending balance	$40,040	$10,233	$28,322	$39,779	$5,340	$20,463	$10,408	$154,585

	For the Nine Months Ended September 30, 2024
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$44,384	$9,326	$28,095	$35,464	$3,865	$19,271	$9,238	$149,643
(Recapture)/provision for credit losses	(5,549)	907	372	4,957	1,173	1,145	2,339	5,344
Recoveries	1,552	—	—	1,718	302	47	312	3,931
Charge-offs	(347)	—	(145)	(2,360)	—	—	(1,481)	(4,333)
Ending balance	$40,040	$10,233	$28,322	$39,779	$5,340	$20,463	$10,408	$154,585

	For the Three Months Ended September 30, 2023
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$43,636	$8,039	$29,844	$33,880	$3,573	$16,737	$8,971	$144,680
Provision/(recapture) for credit losses	210	765	(484)	398	690	1,129	235	2,943
Recoveries	170	—	29	403	19	59	126	806
Charge-offs	—	—	—	(616)	(564)	—	(289)	(1,469)
Ending balance	$44,016	$8,804	$29,389	$34,065	$3,718	$17,925	$9,043	$146,960

	For the Nine Months Ended September 30, 2023
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$44,086	$7,734	$29,171	$33,299	$3,475	$14,729	$8,971	$141,465
(Recapture)/provision for credit losses	(498)	1,070	345	2,060	677	3,018	604	7,276
Recoveries	428	—	29	1,046	130	212	412	2,257
Charge-offs	—	—	(156)	(2,340)	(564)	(34)	(944)	(4,038)
Ending balance	$44,016	$8,804	$29,389	$34,065	$3,718	$17,925	$9,043	$146,960

Note 5: GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At September 30, 2024, intangible assets are comprised of goodwill and core deposit intangibles (CDI) acquired in business combinations. Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed at least annually for impairment. The Company has identified one reporting unit for the purpose of evaluating goodwill for impairment. The Company completed an assessment of qualitative factors as of December 31, 2023 and concluded that no further analysis was required as it is more likely than not that the fair value of Banner Bank, the reporting unit, exceeds the carrying value.

CDI represents the value of transaction-related deposits and the value of the client relationships associated with the deposits. The Company amortizes CDI assets over their estimated useful lives and reviews them at least annually for events or circumstances that could impair their value.

The following table summarizes the changes in the Company’s goodwill and other intangibles for the year ended December 31, 2023 and the nine months ended September 30, 2024 (in thousands):

	Goodwill	CDI	Total
Balance, December 31, 2022	$373,121	$9,440	$382,561
Amortization	—	(3,756)	(3,756)
Balance, December 31, 2023	373,121	5,684	378,805
Amortization	—	(2,037)	(2,037)
Balance, September 30, 2024	$373,121	$3,647	$376,768

The following table presents the estimated amortization expense with respect to CDI as of September 30, 2024, for the periods indicated (in thousands):

Estimated Amortization
Remainder of 2024	$589
2025	1,567
2026	904
2027	426
2028	126
Thereafter	35
$3,647

Mortgage Servicing Rights:  Mortgage and SBA servicing rights are reported in other assets.  SBA servicing rights are initially recorded and carried at fair value. Mortgage servicing rights are initially recognized at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  The unpaid principal balance of loans for which mortgage and SBA servicing rights have been recognized totaled $2.80 billion and $2.78 billion at September 30, 2024 and December 31, 2023, respectively.  Custodial accounts maintained in connection with this servicing totaled $29.5 million and $11.6 million at September 30, 2024 and December 31, 2023, respectively.

An analysis of the mortgage and SBA servicing rights for the three and nine months ended September 30, 2024 and 2023 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of the period	$14,010	$15,111	$14,649	$16,166
Additions—amounts capitalized	391	638	1,175	1,123
Additions—through purchase	56	98	165	222
Amortization (1)	(827)	(851)	(2,430)	(2,525)
Fair value adjustments (2)	(21)	(128)	50	(118)
Impairment valuation adjustments (3)	(6)	—	(6)	—
Balance, end of the period	$13,603	$14,868	$13,603	$14,868

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
(3)    Impairment valuation adjustments are recorded on mortgage servicing rights when the carrying value exceeded the fair value for a specific tranche within the mortgage servicing rights portfolio.

Note 6: DEPOSITS

Deposits consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Non-interest-bearing accounts	$4,688,244	$4,792,369
Interest-bearing checking	2,344,561	2,098,526
Regular savings accounts	3,339,859	2,980,530
Money market accounts	1,643,631	1,680,605
Total interest-bearing transaction and savings accounts	7,328,051	6,759,661
Certificates of deposit:
Certificates of deposit greater than or equal to $250,000	500,991	473,124
Certificates of deposit less than $250,000	1,020,862	1,004,343
Total certificates of deposit	1,521,853	1,477,467
Total deposits	$13,538,148	$13,029,497
Included in total deposits:
Public fund transaction and savings accounts	$387,873	$356,615
Public fund interest-bearing certificates	28,144	52,048
Total public deposits	$416,017	$408,663
Total brokered certificates of deposit	$50,333	$108,058

Scheduled maturities and weighted average interest rates of certificates of deposit at September 30, 2024 are as follows (dollars in thousands):

	September 30, 2024
	Amount	Weighted Average Rate
Maturing in one year or less	$1,460,492	4.00%
Maturing after one year through two years	40,482	1.42
Maturing after two years through three years	13,393	0.97
Maturing after three years through four years	4,109	0.66
Maturing after four years through five years	2,631	0.86
Maturing after five years	746	0.71
Total certificates of deposit	$1,521,853	3.89%

Note 7: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2024 and December 31, 2023, whether or not recognized or recorded in the Consolidated Statements of Financial Condition (dollars in thousands):

		September 30, 2024		December 31, 2023
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$478,795	$478,795	$254,464	$254,464
Securities—available-for-sale	2	2,212,720	2,212,720	2,348,479	2,348,479
Securities—available-for-sale	3	25,219	25,219	25,304	25,304
Securities—held-to-maturity	2	1,007,122	872,530	1,052,028	900,522
Securities—held-to-maturity	3	6,781	6,748	7,027	6,992
Loans held for sale	2	78,841	80,097	11,170	11,219
Loans receivable, net	3	11,070,021	10,845,004	10,660,812	10,250,271
Equity securities	1	443	443	449	449
FHLB stock	3	19,751	19,751	24,028	24,028
Bank-owned life insurance	1	310,400	310,400	304,366	304,366
Mortgage servicing rights	3	12,813	35,069	13,909	35,794
SBA servicing rights	3	790	790	740	740
Investments in limited partnerships	3	13,582	13,582	13,475	13,475
Derivatives:
Interest rate swaps	2	19,189	19,189	15,129	15,129
Interest rate lock and forward sales commitments	2,3	342	342	275	275
Liabilities:
Demand, interest checking and money market accounts	2	8,676,436	8,676,436	8,571,500	8,571,500
Regular savings	2	3,339,859	3,339,859	2,980,530	2,980,530
Certificates of deposit	2	1,521,853	1,516,028	1,477,467	1,465,612
FHLB advances	2	230,000	230,000	323,000	323,000
Other borrowings	2	154,533	154,533	182,877	182,877
Subordinated notes, net	2	80,170	78,904	92,851	85,536
Junior subordinated debentures	3	66,257	66,257	66,413	66,413
Derivatives:
Interest rate swaps	2	30,272	30,272	29,809	29,809
Interest rate lock and forward sales commitments	2,3	15	15	185	185
Risk participation agreement	2	28	28	42	42

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency obligations	$—	$8,485	$—	$8,485
Municipal bonds	—	130,136	—	130,136
Corporate bonds	—	98,062	25,219	123,281
Mortgage-backed or related securities	—	1,776,197	—	1,776,197
Asset-backed securities	—	199,840	—	199,840
	—	2,212,720	25,219	2,237,939

Loans held for sale(1)	—	21,984	—	21,984
Equity securities	443	—	—	443
SBA servicing rights	—	—	790	790
Investment in limited partnerships	—	—	13,582	13,582

Derivatives
Interest rate swaps	—	19,189	—	19,189
Interest rate lock and forward sales commitments	—	—	342	342
	$443	$2,253,893	$39,933	$2,294,269
Liabilities:
Junior subordinated debentures	$—	$—	$66,257	$66,257
Derivatives
Interest rate swaps	—	30,272	—	30,272
Interest rate lock and forward sales commitments	—	14	1	15
Risk participation agreement	—	28	—	28
	$—	$30,314	$66,258	$96,572

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency obligations	$—	$34,189	$—	$34,189
Municipal bonds	—	132,905	—	132,905
Corporate bonds	—	93,819	25,304	119,123
Mortgage-backed or related securities	—	1,866,714	—	1,866,714
Asset-backed securities	—	220,852	—	220,852
	—	2,348,479	25,304	2,373,783

Loans held for sale(1)	—	9,105	—	9,105
Equity securities	449	—	—	449
SBA servicing rights	—	—	740	740
Investment in limited partnerships	—	—	13,475	13,475

Derivatives
Interest rate swaps	—	15,129	—	15,129
Interest rate lock and forward sales commitments	—	—	275	275
	$449	$2,372,713	$39,794	$2,412,956
Liabilities:
Junior subordinated debentures	$—	$—	$66,413	$66,413
Derivatives
Interest rate swaps	—	29,809	—	29,809
Interest rate lock and forward sales commitments	—	161	24	185
Risk participation agreement	—	42	—	42
	$—	$30,012	$66,437	$96,449

(1)    The unpaid principal balance of residential mortgage loans held for sale carried at fair value on a recurring basis was $21.3 million and $8.8 million at September 30, 2024 and December 31, 2023, respectively.

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2024 and December 31, 2023.  The factors used in the fair value estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, and quantitative and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and non-recurring basis at September 30, 2024 and December 31, 2023:

			Weighted Average Rate or Range
Financial Instruments	Valuation Technique	Unobservable Inputs	September 30, 2024	December 31, 2023
Corporate bonds (TPS)	Discounted cash flows	Discount rate	10.10%	10.84%
Junior subordinated debentures	Discounted cash flows	Discount rate	10.10%	10.84%
Loans individually evaluated	Collateral valuations	Discount to appraised value	0.00% to 75.00%	8.75% to 25.00%
Interest rate lock commitments	Pricing model	Pull-through rate	91.02%	88.24%
SBA servicing rights	Discounted cash flows	Constant prepayment rate	18.89%	16.92%

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

Junior subordinated debentures: Similar to the TPS discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner’s credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of September 30, 2024, or the passage of time, will result in negative fair value adjustments. At September 30, 2024, the discount rate utilized was based on a credit spread of 551 basis points and three-month SOFR of 459 basis points.

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

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30, 2024
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$25,433	$66,831	$257	$13,417	$811
Net change recognized in earnings	66	—	84	(43)	(21)
Net change recognized in accumulated other comprehensive income (AOCI)	(280)	(574)	—	—	—
Purchases, issuances and settlements	—	—	—	208	—
Ending balance at September 30, 2024	$25,219	$66,257	$341	$13,582	$790

	Nine Months Ended September 30, 2024
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$25,304	$66,413	$251	$13,475	$740
Net change recognized in earnings	195	—	90	(1,137)	50
Net change recognized in AOCI	(280)	(156)	—	—	—
Purchases, issuances and settlements	—	—	—	1,244	—
Ending balance at September 30, 2024	$25,219	$66,257	$341	$13,582	$790

	Three Months Ended September 30, 2023
	Level 3 Fair Value Inputs
	TPS	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$25,659	$67,237	$268	$12,776	$845
Net change recognized in earnings	(391)	—	(191)	(268)	(128)
Net change recognized in AOCI	—	(953)	—	—	—
Purchases, issuances and settlements	—	—	—	333	—
Ending balance at September 30, 2023	$25,268	$66,284	$77	$12,841	$717

	Nine Months Ended September 30, 2023
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$28,694	$74,857	$39	$12,427	$835
Net change recognized in earnings	(3,426)	—	38	(930)	(118)
Net change recognized in AOCI	—	(8,573)	—	—	—
Purchases, issuances and settlements	—	—	—	1,344	—
Ending balance at September 30, 2023	$25,268	$66,284	$77	$12,841	$717

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

Items Measured at Fair Value on a Non-recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$5,346	$5,346
Real Estate Owned (REO)	—	—	2,221	2,221

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$8,308	$8,308
REO	—	—	526	526

The following table presents the gains and losses resulting from non-recurring fair value adjustments for the three and nine months ended September 30, 2024 and September 30, 2023 (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loans individually evaluated	$—	$—	$(347)	$—
Loans held for sale	—	(456)	—	(919)
Total loss from non-recurring measurements	$—	$(456)	$(347)	$(919)

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

As of September 30, 2024, the Company has recognized $2.0 million of unrecognized tax benefits for uncertain tax positions. The Company does not anticipate that there are additional uncertain tax positions or that any uncertain tax position which has not been recognized would materially affect the effective tax rate if recognized. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense. The Company files consolidated income tax returns in the U.S. federal jurisdiction and in the Oregon, California, Utah, Idaho and Montana state jurisdictions.

Tax credit investments: The Company invests in low income housing tax credit funds that are designed to generate a return primarily through the realization of federal tax credits. The Company accounts for these investments by amortizing the cost of tax credit investments over the life of the investment using a proportional amortization method and this tax credit investment amortization expense is a component of the provision for income taxes. The current balance of these tax credit investments is included in other assets, while the unfunded commitments are included in accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Tax Credit Investments:
Total commitments	$135,876	$103,453
Unfunded commitments	89,321	62,594

The following table presents other information related to the Company’s tax credit investments for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Tax credits and other tax benefits recognized	$2,760	$2,134	$9,086	$6,403
Tax credit amortization expense included in provision for income taxes	2,559	1,887	7,577	5,331

Note 9: CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings per share data for the three and nine months ended September 30, 2024 and 2023 (in thousands, except shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$45,153	$45,854	$122,507	$141,000

Basic weighted average shares outstanding	34,498,830	34,379,865	34,459,662	34,331,458
Dilutive effect of unvested restricted stock	151,492	49,861	115,836	107,756
Diluted weighted shares outstanding	34,650,322	34,429,726	34,575,498	34,439,214
Earnings per common share
Basic	$1.31	$1.33	$3.56	$4.11
Diluted	$1.30	$1.33	$3.54	$4.09
Anti-dilutive restricted stock excluded from the diluted average outstanding share calculation (1)	860	252,817	3,950	90,990
(1)Anti-dilution occurs when the unrecognized compensation cost per share of restricted stock exceeds the current market price of the Company’s stock.

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

The Company reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of September 30, 2024, 277,304 restricted stock shares and 597,714 restricted stock units have been granted under the 2014 Plan of which no restricted stock shares and 163,270 restricted stock units were unvested. No further awards will be granted under the 2014 Plan.

The Company reserved 900,000 shares of common stock for issuance under the 2018 Plan in connection with the exercise of awards. As of September 30, 2024, 808,655 restricted stock units have been granted under the 2018 Plan of which 265,316 restricted stock units were unvested.

The Company reserved 625,000 shares of common stock for issuance under the 2023 Plan in connection with the exercise of awards. As of September 30, 2024, 4,927 restricted stock shares and 9,798 restricted stock units have been granted under the 2023 Plan, all of which were unvested.

The expense associated with all restricted stock grants (including restricted stock shares and restricted stock units) was $2.6 million and $7.2 million for the three and six month periods ended September 30, 2024, and was $2.4 million and $6.8 million for the three and six month periods ended September 30, 2023, respectively. Unrecognized compensation expense for these awards as of September 30, 2024, was $15.8 million and will be recognized over a weighted average period of 12 months.

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

Outstanding commitments consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	September 30, 2024	December 31, 2023
Commitments to extend credit	$3,861,746	$3,887,423
Standby letters of credit and financial guarantees	32,203	29,312
Commitments to originate loans	26,904	27,487
Risk participation agreements	44,416	46,348
Commitments to originate loans held for sale	44,386	19,572
Commitments to sell loans secured by one- to four-family residential properties	73,730	8,437
Commitments to sell securities related to mortgage banking activities	36,952	17,000

In addition to the commitments disclosed in the table above, the Company is also committed to funding the unfunded portion of its tax credit investments, as well as the remaining unfunded portion of its investments in limited partnerships. As of September 30, 2024 and December 31, 2023, the remaining outstanding commitments related to the unfunded tax credit investments and limited partnership investments were as follows (in thousands):

Unfunded commitment balance for:	September 30, 2024	December 31, 2023
Tax credit investments	$89,321	$62,594
Limited partnerships investments	$15,217	$10,462

Commitments to extend credit are agreements to lend to a client, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each client’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the client. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company’s allowance for credit losses - unfunded loan commitments at September 30, 2024 and December 31, 2023 was $13.8 million and $14.5 million, respectively.

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to clients during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments have the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the client. The Bank then attempts to deliver these loans before their rate locks expire. This arrangement generally requires delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans may require a lock extension. The cost of a lock extension is sometimes covered by the client and other times by the Bank. These lock extension costs have not had a material impact to the Company’s operations. For mandatory delivery commitments the Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during the three and nine months ended September 30, 2024 or September 30, 2023. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to clients and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Bank holds a security interest.  Based upon the information known to management, there were no legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at September 30, 2024.

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

As of September 30, 2024 and December 31, 2023, the notional values or contractual amounts and fair values of the Company’s derivatives were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2024		December 31, 2023		September 30, 2024		December 31, 2023
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
Hedged interest rate swaps	$—	$—	$—	$—	$400,000	$3,392	$400,000	$15,141
Interest rate swaps not designated in hedge relationships	$386,724	$21,484	$416,711	$29,058	$386,724	$21,531	$416,711	$29,126
Master netting agreements		(2,295)		(13,929)		(2,295)		(13,929)
Cash offset/(settlement)		—		—		7,644		(529)
Net interest rate swaps		19,189		15,129		30,272		29,809
Risk participation agreements	875	—	1,050	—	43,541	28	45,298	42
Mortgage loan commitments	39,726	341	19,572	275	4,660	1	—	—
Forward sales contracts	16,872	1	5,406	—	36,952	14	17,966	185
Total	$444,197	$19,531	$442,739	$15,404	$471,877	$30,315	$479,975	$30,036

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on the Company’s variable-rate assets. During the next 12 months, the Company estimates that an additional $2.3 million will be reclassified as a decrease to interest income.

The following table presents the effect of cash flow hedge accounting on AOCI for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30, 2024
	Amount of Gain or (Loss) Recognized in AOCI on Derivative	Amount of Gain or (Loss) Recognized in AOCI Included Component	Amount of Gain or (Loss) Recognized in AOCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest rate swaps	$163	$163	$—	Interest Income	$(4,585)	$(4,585)	$—

	For the Nine Months Ended September 30, 2024
	Amount of Gain or (Loss) Recognized in AOCI on Derivative	Amount of Gain or (Loss) Recognized in AOCI Included Component	Amount of Gain or (Loss) Recognized in AOCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest rate swaps	$(2,110)	$(2,110)	$—	Interest Income	$(13,743)	$(13,743)	$—

	For the Three Months Ended September 30, 2023
	Amount of Gain or (Loss) Recognized in AOCI on Derivative	Amount of Gain or (Loss) Recognized in AOCI Included Component	Amount of Gain or (Loss) Recognized in AOCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest rate swaps	$(1,455)	$(1,455)	$—	Interest Income	$(4,546)	$(4,546)	$—

	For the Nine Months Ended September 30, 2023
	Amount of Gain or (Loss) Recognized in AOCI on Derivative	Amount of Gain or (Loss) Recognized in AOCI Included Component	Amount of Gain or (Loss) Recognized in AOCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest rate swaps	$(5,845)	$(5,845)	$—	Interest Income	$(12,317)	$(12,317)	$—

At September 30, 2024 and December 31, 2023, we recorded total net unrealized losses on cash flow hedges in AOCI of $1.7 million and $10.6 million, respectively.

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

Gains (losses) recognized in income within mortgage banking operations on non-designated hedging instruments for the three and nine months ended September 30, 2024 and 2023, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Mortgage loan commitments	$84	$(165)	$157	$65
Forward sales contracts	(771)	522	(691)	601
	$(687)	$357	$(534)	$666

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between the Bank and the dealer counterparties, the agreements contain a provision where if the Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required the Bank to maintain a specific capital level. If the Bank had breached any of these provisions at September 30, 2024 or December 31, 2023, it could have been required to settle its obligations under the agreements at the termination value. As of September 30, 2024 and December 31, 2023, the Company had no obligations to dealer counterparties related to these agreements. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $14.3 million and $15.0 million as of September 30, 2024 and December 31, 2023, respectively. The collateral posted included restricted cash of $13.4 million and $14.0 million as of September 30, 2024 and December 31, 2023, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable. In addition, some interest rate swap derivatives between the Company and the dealer counterparties are cleared through central clearing houses. These clearing houses characterize the variation margin payments as settlements of the derivative’s market exposure and not as collateral. The variation margin is treated as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative liability. The variation margin adjustment was a positive adjustment of $7.6 million and a negative adjustment of $529,000 as of September 30, 2024 and December 31, 2023, respectively.

The following tables present additional information related to the Company’s derivative contracts, by type of financial instrument, as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$21,484	$(2,295)	$19,189	$—	$—	$19,189
	$21,484	$(2,295)	$19,189	$—	$—	$19,189
Derivative liabilities
Interest rate swaps	$24,923	$5,349	$30,272	$—	$(12,470)	$17,802
	$24,923	$5,349	$30,272	$—	$(12,470)	$17,802

	December 31, 2023
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$29,058	$(13,929)	$15,129	$—	$—	$15,129
	$29,058	$(13,929)	$15,129	$—	$—	$15,129
Derivative liabilities
Interest rate swaps	$44,267	$(14,458)	$29,809	$—	$(13,124)	$16,685
	$44,267	$(14,458)	$29,809	$—	$(13,124)	$16,685

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Banner is a bank holding company incorporated in the State of Washington, which wholly owns one subsidiary bank, Banner Bank. The Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington, and as of September 30, 2024, it had 135 branch offices and 13 loan production offices located in Washington, Oregon, California, Idaho and Utah.  Banner is subject to regulation by the Federal Reserve.  The Bank is subject to regulation by the Washington State Department of Financial Institutions-Division of Banks (the DFI) and the Federal Deposit Insurance Corporation (the FDIC).  As of September 30, 2024, we had total consolidated assets of $16.19 billion, total loans of $11.22 billion, total deposits of $13.54 billion and total shareholders’ equity of $1.79 billion.

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

Third Quarter 2024 Financial Highlights
•Revenue was $153.7 million for the third quarter of 2024, compared to $149.7 million in the preceding quarter.
•Adjusted revenue* (the total of net interest income and total non-interest income adjusted for the net gain or loss on the sale of securities and the net change in valuation of financial instruments) was $153.7 million in the third quarter of 2024, compared to $150.5 million in the preceding quarter.
•Net interest income was $135.7 million in the third quarter of 2024, compared to $132.5 million in the preceding quarter.
•Net interest margin, on a tax equivalent basis, was 3.72%, compared to 3.70% in the preceding quarter.
•Mortgage banking operations revenue was $3.2 million for the third quarter of 2024, compared to $3.0 million in the preceding quarter.
•Return on average assets was 1.13%, compared to 1.02% in the preceding quarter.
•Net loans receivable increased 1% to $11.07 billion at September 30, 2024, compared to $10.99 billion at June 30, 2024.
•Non-performing assets were $45.2 million, or 0.28% of total assets, at September 30, 2024, compared to $33.3 million, or 0.21% of total assets at June 30, 2024.
•The allowance for credit losses - loans was $154.6 million, or 1.38% of total loans receivable, as of September 30, 2024, compared to $152.8 million, or 1.37% of total loans receivable, at June 30, 2024.
•Total deposits increased to $13.54 billion at September 30, 2024, compared to $13.08 billion at June 30, 2024.
•Core deposits represented 89% of total deposits at September 30, 2024.
•Dividends paid to shareholders were $0.48 per share in the quarter ended September 30, 2024.
•Common shareholders’ equity per share increased 6% to $52.06 at September 30, 2024, compared to $49.07 at the preceding quarter end.
•Tangible common shareholders’ equity per share* increased 8% to $41.12 at September 30, 2024, compared to $38.12 at the preceding quarter end.

*Non-GAAP Financial Measures: Management has presented non-GAAP financial measures in this discussion and analysis because it believes these measures provide useful and comparative information to assess trends in our core operations and to facilitate the comparison of our performance with the performance of our peers. However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures. For a reconciliation of these non-GAAP financial measures, see the tables below. Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies.

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

	Quarters Ended			Nine Months Ended September 30,
	Sep 30, 2024	Jun 30, 2024	Sep 30, 2023	2024	2023
ADJUSTED REVENUE
Net interest income (GAAP)	$135,675	$132,546	$141,766	$401,180	$437,596
Non-interest income (GAAP)	18,063	17,199	12,658	46,853	30,357
Total revenue (GAAP)	153,738	149,745	154,424	448,033	467,953
Exclude: Net loss on sale of securities	—	562	2,657	5,465	14,436
Net change in valuation of financial instruments carried at fair value	(39)	190	654	1,143	4,357
Adjusted revenue (non-GAAP)	$153,699	$150,497	$157,735	$454,641	$486,746

	Quarters Ended			Nine Months Ended September 30,
	Sep 30, 2024	Jun 30, 2024	Sep 30, 2023	2024	2023
ADJUSTED EARNINGS
Net income (GAAP)	$45,153	$39,795	$45,854	$122,507	$141,000
Exclude: Net loss on sale of securities	—	562	2,657	5,465	14,436
Net change in valuation of financial instruments carried at fair value	(39)	190	654	1,143	4,357
Banner Forward expenses(1)	—	—	996	—	1,334
Related net tax expense (benefit)	9	(180)	(1,033)	(1,586)	(4,830)
Total adjusted earnings (non-GAAP)	$45,123	$40,367	$49,128	$127,529	$156,297
Diluted earnings per share (GAAP)	$1.30	$1.15	$1.33	$3.54	$4.09
Adjusted diluted earnings per share (non-GAAP)	$1.30	$1.17	$1.43	$3.69	$4.54
Return on average assets	1.13%	1.02%	1.17%	1.04%	1.21%
Adjusted return on average assets (2)	1.13%	1.04%	1.25%	1.08%	1.34%
Return on average equity	10.39%	9.69%	11.68%	9.76%	12.27%
Adjusted return on average equity (3)	10.39%	9.83%	12.51%	10.16%	13.60%

	Quarters Ended			Nine Months Ended September 30,
	Sep 30, 2024	Jun 30, 2024	Sep 30, 2023	2024	2023
ADJUSTED EFFICIENCY RATIO
Non-interest expense (GAAP)	$96,291	$98,128	$95,891	$292,060	$285,917
Exclude: Banner Forward expenses (1)	—	—	(996)	—	(1,334)
CDI amortization	(590)	(724)	(857)	(2,037)	(2,898)
State and municipal tax expense	(1,432)	(1,394)	(1,359)	(4,130)	(3,888)
REO operations	(103)	(297)	383	(180)	585
Adjusted non-interest expense (non-GAAP)	$94,166	$95,713	$93,062	$285,713	$278,382
Net interest income (GAAP)	$135,675	$132,546	$141,766	$401,180	$437,596
Non-interest income (GAAP)	18,063	17,199	12,658	46,853	30,357
Total revenue (GAAP)	153,738	149,745	154,424	448,033	467,953
Exclude: Net loss on sale of securities	—	562	2,657	5,465	14,436
Net change in valuation of financial instruments carried at fair value	(39)	190	654	1,143	4,357
Adjusted revenue (non-GAAP)	$153,699	$150,497	$157,735	$454,641	$486,746

Efficiency ratio (GAAP)	62.63%	65.53%	62.10%	65.19%	61.10%
Adjusted efficiency ratio (non-GAAP) (4)	61.27%	63.60%	59.00%	62.84%	57.19%
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

TANGIBLE COMMON SHAREHOLDERS’ EQUITY TO TANGIBLE ASSETS
	September 30, 2024	June 30, 2024	December 31, 2023	September 30, 2023
Shareholders’ equity (GAAP)	$1,793,721	$1,690,766	$1,652,691	$1,520,607
Exclude goodwill and other intangible assets, net	376,768	377,358	378,805	379,663
Tangible common shareholders’ equity (non-GAAP)	$1,416,953	$1,313,408	$1,273,886	$1,140,944
Total assets (GAAP)	$16,188,676	$15,816,194	$15,670,391	$15,507,880
Exclude goodwill and other intangible assets, net	376,768	377,358	378,805	379,663
Total tangible assets (non-GAAP)	$15,811,908	$15,438,836	$15,291,586	$15,128,217
Common shareholders’ equity to total assets (GAAP)	11.08%	10.69%	10.55%	9.81%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	8.96%	8.51%	8.33%	7.54%

TANGIBLE COMMON SHAREHOLDERS’ EQUITY PER SHARE
	September 30, 2024	June 30, 2024	December 31, 2023	September 30, 2023
Shareholders’ equity (GAAP)	$1,793,721	$1,690,766	$1,652,691	$1,520,607
Tangible common shareholders’ equity (non-GAAP)	$1,416,953	$1,313,408	$1,273,886	$1,140,944
Common shares outstanding at end of period	34,456,688	34,455,752	34,348,369	34,345,949
Common shareholders’ equity (book value) per share (GAAP)	$52.06	$49.07	$48.12	$44.27
Tangible common shareholders’ equity (tangible book value) per share (non-GAAP)	$41.12	$38.12	$37.09	$33.22

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

Comparison of Financial Condition at September 30, 2024 and December 31, 2023

General:  Total assets increased $518.3 million to $16.19 billion at September 30, 2024, from $15.67 billion at December 31, 2023. The increase was primarily due to loan growth and an increase in cash in interest-bearing deposits, partially offset by a decrease in the securities portfolio.

Loans and lending: Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a total loans to total deposits ratio at a level designed to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. Our loan to deposit ratio at September 30, 2024 was 83%. We offer a wide range of loan products to meet the demands of our clients. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Total loans receivable (gross loans less deferred fees and discounts and excluding loans held for sale) increased $414.2 million at September 30, 2024, compared to December 31, 2023, reflecting increased commercial real estate loans, multifamily loans, one-to-four family residential loans, land and land development loans and commercial business loans, partially offset by decreased commercial construction and one-to-four family construction loans. At September 30, 2024, loans receivable totaled $11.22 billion compared to $10.81 billion at December 31, 2023.

The following table sets forth the composition of the Company’s loans receivable by type of loan as of the dates indicated (dollars in thousands):

				Percentage Change
	Sep 30, 2024	Dec 31, 2023	Sep 30, 2023	Year End	Prior Year Qtr. End
Commercial real estate:
Owner-occupied	$990,516	$915,897	$911,540	8%	9%
Investment properties	1,583,863	1,541,344	1,530,087	3	4
Small balance CRE	1,218,822	1,178,500	1,169,828	3	4
Total Commercial real estate	3,793,201	3,635,741	3,611,455	4	5
Multifamily real estate	889,866	811,232	766,571	10	16
Construction, land and land development:
Commercial construction	124,051	170,011	168,061	(27)	(26)
Multifamily construction	524,108	503,993	453,129	4	16
One- to four-family construction	507,350	526,432	536,349	(4)	(5)
Land and land development	370,690	336,639	346,362	10	7
Total Construction, land and land development	1,526,199	1,537,075	1,503,901	(1)	1
Commercial business:
Commercial business	1,281,615	1,255,734	1,263,747	2	1
Small business scored	1,087,714	1,022,154	1,000,714	6	9
Total Commercial business	2,369,329	2,277,888	2,264,461	4	5
Agricultural business, including secured by farmland	346,686	331,089	334,626	5	4
One- to four-family residential	1,575,164	1,518,046	1,438,694	4	9
Consumer:
Consumer—home equity revolving lines of credit	622,615	588,703	579,836	6	7
Consumer—other	101,546	110,681	111,873	(8)	(9)
Total Consumer	724,161	699,384	691,709	4	5
Total loans receivable	$11,224,606	$10,810,455	$10,611,417	4%	6%

Commercial real estate loans totaled $3.79 billion, or 34% of our loan portfolio, and multifamily real estate loans totaled $889.9 million, or 8% of our loan portfolio, at September 30, 2024. Commercial real estate loans increased by $157.5 million during the first nine months of 2024, while multifamily real estate loans increased by $78.6 million, primarily due to the conversion of construction loans to the permanent loans upon the completion of the construction phase.

Our construction, land and land development loans totaled $1.53 billion, or 14% of our loan portfolio, at September 30, 2024, compared to $1.54 billion at December 31, 2023. Multifamily construction loans increased $20.1 million, or 4%, to $524.1 million at September 30, 2024, compared to December 31, 2023. Multifamily construction and one- to four-family construction loans each represented approximately 5% of our total loan portfolio at September 30, 2024. Multifamily construction loans were comprised primarily of affordable housing projects and, to a lesser extent, market rate multifamily projects across our footprint. Commercial construction loans decreased $46.0 million, or 27%, to $124.1 million at September 30, 2024, compared to $170.0 million at December 31, 2023, due to the completion of the construction phase. Land and land development loans increased $34.1 million, or 10%, to $370.7 million at September 30, 2024, compared to December 31, 2023.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  Our commercial and agricultural business loans were $2.72 billion at September 30, 2024 and $2.60 billion at December 31, 2023. Commercial and agricultural business loans represented approximately 24% of our loan portfolio at September 30, 2024. Our commercial business lending also includes participation in certain syndicated loans, including shared national credits, which totaled $226.2 million, or 2% of our loan portfolio, at September 30, 2024, compared to $239.0 million, or 2% of our loan portfolio, at December 31, 2023.

We are active originators of one- to four-family residential loans in most communities where we have established offices in Washington, Oregon, California, Idaho and Utah. Most of the one- to four-family residential loans we originate in normal market conditions are sold in secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking operations. At September 30, 2024, one- to four-family residential loans retained in our portfolio increased $57.1 million, to $1.58 billion, compared to $1.52 billion at December 31, 2023. The increase in one- to four-family residential loans was primarily the result of a higher percentage of one- to four-family construction loans converting to one- to four-family residential loans, offset by the transfer of certain pools of one- to four-family residential loans to held for sale. One- to four-family residential loans represented 14% of our loan portfolio at September 30, 2024.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit clients. At September 30, 2024, consumer loans, including home equity revolving lines of credit, increased $24.8 million to $724.2 million, compared to $699.4 million at December 31, 2023.

The following table shows the commitment amount for loan origination activity (excluding loans held for sale) for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	Sep 30, 2024	Jun 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Commercial real estate	$114,372	$102,258	$62,337	$283,992	$232,745
Multifamily real estate	314	2,774	12,725	3,473	51,686
Construction and land	472,506	546,675	421,656	1,456,454	1,158,478
Commercial business	179,871	167,168	157,833	501,754	418,063
Agricultural business	5,877	22,255	17,466	62,538	69,014
One-to four- family residential	24,488	34,498	43,622	76,554	130,505
Consumer	96,137	120,470	70,043	282,752	243,486
Total commitment amount for loan originations (excluding loans held for sale)	$893,565	$996,098	$785,682	$2,667,517	$2,303,977

Loans held for sale increased to $78.8 million at September 30, 2024, compared to $11.2 million at December 31, 2023. The increase in loans held for sale was primarily the result of the transfer of $47.5 million of one- to four-family residential loans from portfolio to held for sale during the third quarter of 2024. Originations of loans held for sale increased to $197.7 million for the nine months ended September 30, 2024, compared to $187.1 million for the same period last year. The volume of one- to four-family residential mortgage loans sold was $255.7 million during the nine months ended September 30, 2024, compared to $190.4 million in the same period a year ago.

The following table presents loans by geographic concentration at the dates indicated (dollars in thousands):

	Sep 30, 2024		Dec 31, 2023	Sep 30, 2023	Percentage Change
	Amount	Percentage	Amount	Amount	Year End	Prior Year Qtr. End
Washington	$5,203,637	46%	$5,095,602	$5,046,028	2%	3%
California	2,796,965	25	2,670,923	2,570,175	5	9
Oregon	2,108,229	19	1,974,001	1,929,531	7	9
Idaho	652,148	6	610,064	600,648	7	9
Utah	85,316	1	68,931	57,711	24	48
Other	378,311	3	390,934	407,324	(3)	(7)
Total loans receivable	$11,224,606	100%	$10,810,455	$10,611,417	4%	6%

Investment Securities: Total securities decreased $181.0 million to $3.25 billion at September 30, 2024, from $3.43 billion at December 31, 2023, primarily due to securities sales, paydowns and maturities exceeding purchases during the nine-month period ended September 30, 2024. Purchases during the nine months ended September 30, 2024, consisted primarily of state and local government obligations. The average effective duration of the Company’s securities portfolio was 6.3 years at September 30, 2024, compared to 6.5 years at December 31, 2023. Fair value adjustments for securities designated as available-for-sale increased $64.7 million for the nine months ended September 30, 2024, which was included, net of the associated tax expense of $15.5 million, as a component of other comprehensive income, and occurred as a result of decreases in market interest rates during the nine months ended September 30, 2024.

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

The following table sets forth the Company’s deposits by type of deposit account as of the dates indicated (dollars in thousands):

				Percentage Change
	Sep 30, 2024	Dec 31, 2023	Sep 30, 2023	Year End	Prior Year Qtr. End
Non-interest-bearing	$4,688,244	$4,792,369	$5,197,854	(2)%	(10)%
Interest-bearing checking	2,344,561	2,098,526	2,006,866	12	17
Regular savings accounts	3,339,859	2,980,530	2,751,453	12	21
Money market accounts	1,643,631	1,680,605	1,760,066	(2)	(7)
Interest-bearing transaction & savings accounts	7,328,051	6,759,661	6,518,385	8	12
Total core deposits	12,016,295	11,552,030	11,716,239	4	3
Interest-bearing certificates	1,521,853	1,477,467	1,458,313	3	4
Total deposits	$13,538,148	$13,029,497	$13,174,552	4%	3%

Total deposits increased $508.7 million at September 30, 2024, compared to December 31, 2023, with core deposits increasing $464.3 million and certificates of deposit increasing $44.4 million. The increase in core deposits primarily reflects an increase in third-party insured sweep accounts and normal seasonal increases primarily from agricultural clients. The increase in certificates of deposit is a result of higher rates attracting clients to these deposit types. We had $50.3 million of brokered deposits at September 30, 2024, compared to $108.1 million at December 31, 2023. Core deposits represented 89% of total deposits at both September 30, 2024 and December 31, 2023. Competition for deposits in our market areas remains strong.

The following table sets forth the number and average account balance of the Company’s deposit accounts as of the dates indicated (dollars in thousands):

	Sep 30, 2024	Dec 31, 2023	Sep 30, 2023
Number of deposit accounts	459,127	463,750	466,159
Average account balance per account	$30	$29	$28

The following table presents deposits by geographic concentration at the dates indicated (dollars in thousands):

	Sep 30, 2024		Dec 31, 2023	Sep 30, 2023	Percentage Change
	Amount	Percentage	Amount	Amount	Year End	Prior Year Qtr. End
Washington	$7,413,414	55%	$7,247,392	$7,241,341	2%	2%
Oregon	2,997,843	22	2,852,677	2,918,446	5	3
California	2,423,295	18	2,269,557	2,342,345	7	3
Idaho	703,596	5	659,871	672,420	7	5
Total deposits	$13,538,148	100%	$13,029,497	$13,174,552	4%	3%

Borrowings: We had $230.0 million of FHLB advances at September 30, 2024, compared to $323.0 million at December 31, 2023. Other borrowings, consisting of retail repurchase agreements primarily related to client cash management accounts, decreased $28.3 million to $154.5 million at September 30, 2024, compared to $182.9 million at December 31, 2023. The decrease in borrowings reflects the increased use of deposits to fund loan growth. At September 30, 2024, the Company’s off-balance sheet liquidity included additional borrowing capacity of $3.23 billion at the FHLB and $1.53 billion at the Federal Reserve as well as federal funds line of credit agreements with other financial institutions of $125.0 million. Junior subordinated debentures totaled $66.3 million at September 30, 2024, compared to $66.4 million at December 31, 2023. Subordinated notes, net of issuance costs were $80.2 million at September 30, 2024, compared to $92.9 million at December 31, 2023. The decrease was due to Banner Bank’s purchase of $13.0 million of Banner’s subordinated debt during the nine months ended September 30, 2024.

Shareholders’ Equity: Total shareholders’ equity increased $141.0 million to $1.79 billion, or 11.08% of total assets, at September 30, 2024, compared to $1.65 billion, or 10.55% of total assets, at December 31, 2023. The increase in shareholders’ equity was primarily due to a $72.3 million increase in retained earnings as a result of $122.5 million in net income, partially offset by the accrual of cash dividends during the nine months ended September 30, 2024. In addition, accumulated other comprehensive loss decreased by $63.6 million, primarily due to a decrease in the unrealized losses on the security portfolio. There were no shares of common stock repurchased during the nine months ended September 30, 2024. Tangible common shareholders’ equity, which excludes goodwill and other intangible assets and is a non-GAAP financial measure, increased $143.1 million to $1.42 billion, or 8.96% of tangible assets, at September 30, 2024, compared to $1.27 billion, or 8.33% of tangible assets at December 31, 2023. A reconciliation of this non-GAAP financial measure to its comparable GAAP financial measure is presented above following “Third Quarter 2024 Financial Highlights.”

Comparison of Results of Operations for the Three Months Ended September 30, 2024 and June 30, 2024, and for the Nine Months Ended September 30, 2024 and 2023

For the quarter ended September 30, 2024, net income was $45.2 million, or $1.30 per diluted share, compared to $39.8 million, or $1.15 per diluted share, for the preceding quarter. For the nine months ended September 30, 2024, net income was $122.5 million, or $3.54 per diluted share, compared to $141.0 million, or $4.09 per diluted share for the same period a year earlier. The increase in net income for the current quarter compared to the preceding quarter was primarily due to an increase in revenue with increases in both net interest income and non-interest income as well as decreases in non-interest expense and the provision for credit losses. Net income for the nine months ended September 30, 2024, included a decrease in net interest income and an increase in non-interest expense, partially offset by an increase in non-interest income and a decrease in the provision for credit losses.

The increase in net interest income compared to the preceding quarter reflects an increase in interest-earning assets and net interest margin. Net interest margin for the current quarter benefited from increased yields on loans due to new loans being originated at higher interest rates and adjustable rate loans repricing higher, partially offset by increased funding costs. On September 18, 2024, the Federal Open Market Committee of the Federal Reserve System decreased the target range for the federal funds rate by 50 basis points, and as the change occurred late in the third quarter of 2024, it had minimal impact on our current quarter net interest margin.

We recorded a $1.7 million provision for credit losses for the quarter ended September 30, 2024, compared to a $2.4 million provision for credit losses in the preceding quarter. The provision for credit losses for the current quarter primarily reflected an increase in the reserve for collateral dependent loans. The provision for credit losses for the preceding quarter primarily reflected loan growth and an increase in the reserve for collateral dependent loans. We recorded a $4.6 million provision for credit losses for the nine months ended September 30, 2024, compared to an $8.3 million provision for credit losses for the same period a year ago.

Total non-interest income increased for the quarter ended September 30, 2024, compared to the preceding quarter and increased during the nine months ended September 30, 2024, compared to the same period a year ago. The increase in non-interest income during the current quarter compared to the preceding quarter was primarily due to decreases in the net loss recognized on the sale of securities and in the net loss recognized for fair value adjustments on financial instruments carried at fair value. The increase in non-interest income during the nine months ended September 30, 2024, compared to the same period last year was also primarily due to a reduction in the net loss recognized on the sale of securities and a decrease in the net loss recognized for fair value adjustments on financial instruments carried at fair value as well as an increase in mortgage banking operations revenues.

Total non-interest expense decreased for the quarter ended September 30, 2024, compared to the preceding quarter and increased during the nine months ended September 30, 2024, compared to the same period a year ago. The decrease in non-interest expense for the current quarter compared to the prior quarter reflects a decrease in salary and employee benefits, primarily resulting from decreased medical premiums expense and unemployment and workers compensation expense. The increase in non-interest expense compared to the same period a year ago primarily reflects increases in salary and employee benefits, occupancy and equipment expense, payment and card processing services expense and deposit insurance expense, partially offset by a decrease in professional and legal expenses.

OPERATING DATA:	Quarters Ended			Nine Months Ended
(In thousands)	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest income	$195,841	$189,138	$179,064	$569,667	$517,834
Interest expense	60,166	56,592	37,298	168,487	80,238
Net interest income	135,675	132,546	141,766	401,180	437,596
Provision for credit losses	1,692	2,369	2,027	4,581	8,267
Net interest income after provision for credit losses	133,983	130,177	139,739	396,599	429,329
Deposit fees and other service charges	10,741	10,590	10,916	32,353	32,078
Mortgage banking operations	3,180	3,006	2,049	8,521	6,426
Net loss on sale of securities	—	(562)	(2,657)	(5,465)	(14,436)
Net change in valuation of financial instruments carried at fair value	39	(190)	(654)	(1,143)	(4,357)
All other non-interest income	4,103	4,355	3,004	12,587	10,646
Total non-interest income	18,063	17,199	12,658	46,853	30,357
Salary and employee benefits	61,832	63,831	61,091	188,032	184,452
All other non-interest expenses	34,459	34,297	34,800	104,028	101,465
Total non-interest expense	96,291	98,128	95,891	292,060	285,917
Income before provision for income tax expense	55,755	49,248	56,506	151,392	173,769
Provision for income tax expense	10,602	9,453	10,652	28,885	32,769
Net income	$45,153	$39,795	$45,854	$122,507	$141,000

PER COMMON SHARE DATA:	Quarters Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income:
Basic	$1.31	$1.15	$1.33	$3.56	$4.11
Diluted	1.30	1.15	1.33	3.54	4.09

Net Interest Income. Net interest income increased for the quarter ended September 30, 2024, compared to the preceding quarter. The increase was primarily due to increases in the average yields on loans, partially offset by an increase in the cost of funding liabilities.

Net interest margin on a tax equivalent basis increased two basis points to 3.72% for the third quarter of 2024, compared to 3.70% in the preceding quarter. Net interest margin for the current quarter benefited from increased yields on loans due to new loans being originated at higher interest rates and adjustable rate loans repricing higher, partially offset by increased funding costs. The increase in the overall cost of funding liabilities was primarily due to the increase in rates across all deposits and other borrowings due to competition for deposits in the higher rate environment, as well as an increase in the average balances of higher costing interest-bearing checking accounts and savings accounts.

Net interest income decreased for the nine months ended September 30, 2024, compared to the same period one year earlier, primarily due to increased funding costs, partially offset by an increase in the average yields on interest-earning assets. The higher funding costs and average yields on interest-earning assets compared to same period a year ago was primarily the result of higher interest rates. The higher funding costs was also impacted by a shift in the average balance of non-interest-bearing deposits to higher costing interest-bearing checking accounts, savings accounts and certificates of deposit. The net interest margin on a tax equivalent basis decreased to 3.72% for the nine months ended September 30, 2024, compared to 4.07% for the same period in the prior year.

Interest Income. Interest income for the quarter ended September 30, 2024 was $195.8 million, compared to $189.1 million for the preceding quarter.  The increase in interest income primarily reflects increases in both the average yields and average balances of loans. The increased yield on interest-earning assets was primarily a result of average yields on total interest-earning assets increasing eight basis points.

The increased interest income on loans for the current quarter compared to the preceding quarter was due to the average loan yields increasing to 6.04% for the quarter ended September 30, 2024, from 5.96% in the preceding quarter, as the loan portfolio continued to reprice to higher interest rates for the majority of the quarter. The average balance of loans receivable for the quarter ended September 30, 2024 increased compared to the preceding quarter, primarily reflecting increases in the average balances of mortgage loans, specifically commercial real estate and multifamily loans.

Interest and dividend income on total investment securities for the current quarter decreased from the preceding quarter due to a lower average yield earned on total investment securities during the current quarter compared to the preceding quarter and a decrease in the average balance of total investment securities. The average balance of total investment securities decreased to $3.63 billion for the quarter ended September 30, 2024 (excluding the effect of fair value adjustments), compared to $3.71 billion for the preceding quarter. The average yield on the combined portfolio decreased to 3.12% for the quarter ended September 30, 2024, from 3.14% in the preceding quarter.

Interest income for the nine months ended September 30, 2024 was $569.7 million, compared to $517.8 million for the same period in the prior year, primarily reflecting an increase in the average yield on interest-earning assets, mostly due to the high interest rate environment, as well as an increase in the average balance of interest-earning assets.

Interest Expense. Interest expense for the quarter ended September 30, 2024 increased $3.6 million, or 6%, compared to the preceding quarter. The increase occurred as a result of a seven basis-point increase in the average cost of all funding liabilities to 1.73% and an increase in the average balance of funding liabilities during the current quarter. The average balance of funding liabilities increased primarily due to higher average balances of interest-bearing transaction and savings accounts, partially offset by a decrease in the average balance of non-interest-bearing deposits and FHLB advances.

Interest expense for the nine months ended September 30, 2024 was $168.5 million, compared to $80.2 million for the same period in the prior year. The increase occurred as a result of an increase in the average cost of all funding liabilities compared to the same period in the prior year, partially offset by a decrease in average balances of funding liabilities.  The decrease in the overall average balance of funding liabilities primarily reflects decreases in non-interest-bearing deposits, money market accounts and other borrowings, partially offset by higher average balances of interest-bearing transaction checking and savings accounts and certificates of deposit.

Deposit interest expense for the quarter ended September 30, 2024 increased $4.9 million, or 10%, compared to the preceding quarter. The increase was the result of a larger percentage of core deposits being in interest-bearing accounts and an increase in higher cost certificates of deposit, as well as an overall increase in the average rate paid on interest-bearing deposits. The cost of interest-bearing deposits increased to 2.45% for the quarter ended September 30, 2024, compared to 2.32% in the preceding quarter. The increase in the average cost of interest-bearing deposits was primarily the result of an increase in the cost of interest-bearing checking and savings accounts. The average rate paid on total deposits, which includes non-interest-bearing deposits, was 1.61% for the quarter ended September 30, 2024, compared to 1.50% in the preceding quarter. Average deposit balances increased to $13.32 billion for the quarter ended September 30, 2024, from $13.10 billion for the preceding quarter.

Deposit interest expense for the nine months ended September 30, 2024 increased to $147.2 million, compared to $60.8 million for the same period in the prior year. The average cost of interest-bearing deposits increased to 2.31% for the nine months ended September 30, 2024, compared to 1.07% in the same period a year earlier. The increase in the cost of interest-bearing deposits was the result of an overall increase in the average rate paid on interest-bearing deposits, reflecting the increase in market interest rates. Average total deposit balances increased to $13.16 billion for the nine months ended September 30, 2024, from $13.14 billion for the same period a year earlier, while the average rate paid on total deposits increased to 1.49% for the nine months ended September 30, 2024 from 0.62% for the same period in the prior year.

Interest expense on total borrowings for the quarter ended September 30, 2024 decreased $1.4 million, or 18%, compared to the prior quarter, primarily due to a decrease in the average balance of total borrowings. The average balance of total borrowings decreased to $499.9 million for the quarter ended September 30, 2024, compared to $614.2 million for the preceding quarter, primarily due to a $98.1 million decrease in the average balance of FHLB advances. The average rate paid on total borrowings for the quarter ended September 30, 2024 increased to 5.08% from 5.07% for the preceding quarter.

Interest expense on total borrowings for the nine months ended September 30, 2024 increased to $21.2 million from $19.5 million for the same period a year earlier due to an increase in the rate paid on total borrowings, partially offset by a decrease in the average balance of total borrowings. The average balance of total borrowings was $562.9 million for the nine months ended September 30, 2024, compared to $610.4 million for the same period a year earlier. The decrease was primarily due to a $32.1 million decrease in the average balance of other borrowings. The average rate paid on total borrowings for the nine months ended September 30, 2024 increased to 5.04% from 4.26% for the same period a year earlier.

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

ANALYSIS OF NET INTEREST SPREAD	Quarters Ended
(rates / ratios annualized)	Sep 30, 2024			Jun 30, 2024
(dollars in thousands)	Average Balance	Interest and Dividends	Yield / Cost (3)	Average Balance	Interest and Dividends	Yield / Cost (3)
Interest-earning assets:
Held for sale loans	$26,954	$453	6.69%	$11,665	$206	7.10%
Mortgage loans	9,207,468	135,497	5.85%	9,006,857	129,230	5.77%
Commercial/agricultural loans	1,879,215	32,547	6.89%	1,874,039	31,761	6.82%
Consumer and other loans	128,548	2,154	6.67%	132,661	2,156	6.54%
Total loans (1)	11,242,185	170,651	6.04%	11,025,222	163,353	5.96%
Mortgage-backed securities	2,623,399	16,498	2.50%	2,672,187	16,850	2.54%
Other securities	943,310	11,120	4.69%	958,809	11,181	4.69%
Interest-bearing deposits with banks	51,604	493	3.80%	58,022	578	4.01%
FHLB stock	16,664	412	9.84%	21,080	365	6.96%
Total investment securities	3,634,977	28,523	3.12%	3,710,098	28,974	3.14%
Total interest-earning assets	14,877,162	199,174	5.33%	14,735,320	192,327	5.25%
Non-interest-earning assets	981,290			926,411
Total assets	$15,858,452			$15,661,731
Deposits:
Interest-bearing checking accounts	$2,295,723	9,497	1.65%	$2,156,214	7,621	1.42%
Savings accounts	3,268,647	19,299	2.35%	3,147,522	17,200	2.20%
Money market accounts	1,611,543	9,184	2.27%	1,659,327	9,124	2.21%
Certificates of deposit	1,540,637	15,805	4.08%	1,503,597	14,905	3.99%
Total interest-bearing deposits	8,716,550	53,785	2.45%	8,466,660	48,850	2.32%
Non-interest-bearing deposits	4,601,755	—	—%	4,634,738	—	—%
Total deposits	13,318,305	53,785	1.61%	13,101,398	48,850	1.50%
Other interest-bearing liabilities:
FHLB advances	161,413	2,263	5.58%	259,549	3,621	5.61%
Other borrowings	159,439	1,147	2.86%	175,518	1,160	2.66%
Junior subordinated debentures and subordinated notes	179,075	2,971	6.60%	179,178	2,961	6.65%
Total borrowings	499,927	6,381	5.08%	614,245	7,742	5.07%
Total funding liabilities	13,818,232	60,166	1.73%	13,715,643	56,592	1.66%
Other non-interest-bearing liabilities (2)	311,803			294,794
Total liabilities	14,130,035			14,010,437
Shareholders’ equity	1,728,417			1,651,294
Total liabilities and shareholders’ equity	$15,858,452			$15,661,731
Net interest income/rate spread (tax equivalent)		$139,008	3.60%		$135,735	3.59%
Net interest margin (tax equivalent)			3.72%			3.70%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(3,333)			(3,189)
Net interest income and margin, as reported		$135,675	3.63%		$132,546	3.62%
Additional Key Financial Ratios:
Return on average assets			1.13%			1.02%
Adjusted return on average assets(4)			1.13%			1.04%
Return on average equity			10.39%			9.69%
Adjusted return on average equity(4)			10.39%			9.83%
Average equity/average assets			10.90%			10.54%
Average interest-earning assets/average interest-bearing liabilities			161.42%			162.27%
Average interest-earning assets/average funding liabilities			107.66%			107.43%
Non-interest income/average assets			0.45%			0.44%
Non-interest expense/average assets			2.42%			2.52%
Efficiency ratio			62.63%			65.53%
Adjusted efficiency ratio (4)			61.27%			63.60%
(1)Average balances include loans accounted for on a nonaccrual basis and accruing loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $2.3 million and $2.2 million for the quarters ended September 30, 2024 and June 30, 2024, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.0 million for both the quarter ended September 30, 2024 and June 30, 2024.
(4)Represents non-GAAP financial measures. See non-GAAP financial measure reconciliations presented above following Third Quarter 2024 Highlights.

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Average Balance	Interest and Dividends	Yield / Cost (3)	Average Balance	Interest and Dividends	Yield / Cost (3)
Interest-earning assets:
Held for sale loans	$16,225	$826	6.80%	$55,157	$2,174	5.27%
Mortgage loans	9,036,256	390,011	5.77%	8,427,034	337,282	5.35%
Commercial/agricultural loans	1,861,182	95,155	6.83%	1,768,685	82,803	6.26%
Consumer and other loans	131,676	6,506	6.60%	138,246	6,478	6.26%
Total loans (1)	11,045,339	492,498	5.96%	10,389,122	428,737	5.52%
Mortgage-backed securities	2,674,555	50,424	2.52%	2,971,124	55,386	2.49%
Other securities	962,183	33,802	4.69%	1,220,074	40,155	4.40%
Interest-bearing deposits with banks	51,630	1,530	3.96%	47,330	1,694	4.79%
FHLB stock	18,931	986	6.96%	18,772	632	4.50%
Total investment securities	3,707,299	86,742	3.13%	4,257,300	97,867	3.07%
Total interest-earning assets	14,752,638	579,240	5.24%	14,646,422	526,604	4.81%
Non-interest-earning assets	950,588			930,934
Total assets	$15,703,226			$15,577,356
Deposits:
Interest-bearing checking accounts	$2,185,796	23,834	1.46%	$1,874,518	7,427	0.53%
Savings accounts	3,161,266	51,778	2.19%	2,604,089	15,179	0.78%
Money market accounts	1,648,208	26,696	2.16%	1,971,514	16,445	1.12%
Certificates of deposit	1,514,982	44,940	3.96%	1,118,874	21,733	2.60%
Total interest-bearing deposits	8,510,252	147,248	2.31%	7,568,995	60,784	1.07%
Non-interest-bearing deposits	4,649,297	—	—%	5,571,896	—	—%
Total deposits	13,159,549	147,248	1.49%	13,140,891	60,784	0.62%
Other interest-bearing liabilities:
FHLB advances	211,135	8,856	5.60%	219,461	8,654	5.27%
Other borrowings	171,838	3,482	2.71%	203,932	2,251	1.48%
Junior subordinated debentures and subordinated notes	179,941	8,901	6.61%	186,964	8,549	6.11%
Total borrowings	562,914	21,239	5.04%	610,357	19,454	4.26%
Total funding liabilities	13,722,463	168,487	1.64%	13,751,248	80,238	0.78%
Other non-interest-bearing liabilities (2)	303,367			289,558
Total liabilities	14,025,830			14,040,806
Shareholders’ equity	1,677,396			1,536,550
Total liabilities and shareholders’ equity	$15,703,226			$15,577,356
Net interest income/rate spread (tax equivalent)		$410,753	3.60%		$446,366	4.03%
Net interest margin (tax equivalent)			3.72%			4.07%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(9,573)			(8,770)
Net interest income and margin		$401,180	3.63%		$437,596	3.99%
Additional Key Financial Ratios:
Return on average assets			1.04%			1.21%
Adjusted return on average assets (4)			1.08%			1.34%
Return on average equity			9.76%			12.27%
Adjusted return on average equity (4)			10.16%			13.60%
Average equity/average assets			10.68%			9.86%
Average interest-earning assets/average interest-bearing liabilities			162.60%			179.07%
Average interest-earning assets/average funding liabilities			107.51%			106.51%
Non-interest income/average assets			0.40%			0.26%
Non-interest expense/average assets			2.48%			2.45%
Efficiency ratio			65.19%			61.10%
Adjusted efficiency ratio (4)			62.84%			57.19%
(1)Average balances include loans accounted for on a nonaccrual basis and accruing loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $6.5 million and $5.4 million for the nine months ended September 30, 2024 and 2023, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $3.1 million and $3.4 million for the nine months ended September 30, 2024 and 2023, respectively.
(4)Represents non-GAAP financial measures. See non-GAAP financial measure reconciliations presented above following Third Quarter 2024 Highlights.

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

	Quarters Ended			Nine Months Ended
CHANGE IN THE ALLOWANCE FOR CREDIT LOSSES - LOANS	Sep 30, 2024	Jun 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Balance, beginning of period	$152,848	$151,140	$144,680	$149,643	$141,465
Provision for credit losses – loans	1,967	1,953	2,943	5,344	7,276
Recoveries of loans previously charged off:
Commercial real estate	65	98	170	1,552	428
Construction and land	—	—	29	—	29
One- to four-family residential	14	17	59	47	212
Commercial business	613	324	403	1,718	1,046
Agricultural business, including secured by farmland	1	195	19	302	130
Consumer	41	112	126	312	412
	734	746	806	3,931	2,257
Loans charged off:
Commercial real estate	—	(347)	—	(347)	—
Construction and land	(145)	—	—	(145)	(156)
One- to four-family residential	—	—	—	—	(34)
Commercial business	(414)	(137)	(616)	(2,360)	(2,340)
Agricultural business, including secured by farmland	—	—	(564)	—	(564)
Consumer	(405)	(507)	(289)	(1,481)	(944)
	(964)	(991)	(1,469)	(4,333)	(4,038)
Net charge-offs	(230)	(245)	(663)	(402)	(1,781)
Balance, end of period	$154,585	$152,848	$146,960	$154,585	$146,960
Net charge-offs / Average loans receivable	(0.002)%	(0.002)%	(0.006)%	(0.004)%	(0.017)%
Allowance for credit losses - loans as a percentage of total loans	1.38%	1.37%	1.38%	1.38%	1.38%

The provision for credit losses - loans reflects the amount required to maintain the allowance for credit losses - loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. During both the quarter ended September 30, 2024 and the preceding quarter, we recorded a provision for credit losses - loans of $2.0 million. The provision for credit losses - loans for the current quarter primarily reflects an increase in the reserve for collateral dependent loans. The provision for credit losses - loans for the preceding quarter primarily reflected loan growth and an increase in the reserve for collateral dependent loans. Future assessments of the expected credit losses will not only be impacted by changes in both the composition and amount of loans, and to the reasonable and supportable forecast, but will also include an updated assessment of qualitative factors, as well as consideration of any required changes in the reasonable and supportable forecast reversion period.

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

	Quarters Ended			Nine Months Ended
CHANGE IN THE ALLOWANCE FOR CREDIT LOSSES - UNFUNDED LOAN COMMITMENTS	Sep 30, 2024	Jun 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Balance, beginning of period	$14,027	$13,597	$14,664	$14,484	$14,721
(Recapture) provision for credit losses - unfunded loan commitments	(262)	430	346	(719)	289
Balance, end of period	$13,765	$14,027	$15,010	$13,765	$15,010

The decrease in the allowance for credit losses - unfunded loan commitments for the current quarter primarily reflects a decrease in unfunded loan commitments in the one- to four-family construction, construction, land and land development, and agricultural loan portfolios.

Non-interest Income. The following table presents the key components of non-interest income for the periods indicated (dollars in thousands):

	Quarters Ended				Nine Months Ended
	Sep 30, 2024	Jun 30, 2024	Change Amount	Change Percent	Sep 30, 2024	Sep 30, 2023	Change Amount	Change Percent
Deposit fees and other service charges	$10,741	$10,590	$151	1%	$32,353	$32,078	$275	1%
Mortgage banking operations	3,180	3,006	174	6	8,521	6,426	2,095	33
Bank owned life insurance	2,445	2,367	78	3	7,049	6,636	413	6
Miscellaneous	1,658	1,988	(330)	(17)	5,538	4,010	1,528	38
	18,024	17,951	73	—	53,461	49,150	4,311	9
Net loss on sale of securities	—	(562)	562	(100)	(5,465)	(14,436)	8,971	(62)
Net change in valuation of financial instruments carried at fair value	39	(190)	229	nm	(1,143)	(4,357)	3,214	(74)
Total non-interest income	$18,063	$17,199	$864	5%	$46,853	$30,357	$16,496	54%
nm = not meaningful

The increase in non-interest income during the current quarter compared to the preceding quarter was primarily due to decreases in the net loss recognized on the sale of securities and the net loss recognized on the valuation of financial instruments carried at fair value, partially offset by a decrease in miscellaneous income. The increase in non-interest income for the nine months ended September 30, 2024, compared to the same period a year earlier was primarily due to decreases in the net loss recognized on the sale of securities and the net loss recognized on the valuation of financial instruments carried at fair value, as well as increases in revenue from mortgage banking operations and miscellaneous income.
Revenue from mortgage banking operations increased $174,000 for the quarter ended September 30, 2024, compared to the preceding quarter and increased $2.1 million for the nine months ended September 30, 2024, compared to the same period a year earlier. The volume of one- to four-family loans sold during the current quarter and the nine months ended September 30, 2024 increased relative to the comparable periods, although overall volumes remained low due to reduced refinancing and purchase activity in the current rate environment. The increase was also impacted by increases in the pricing on the one- to four-family loans sold during the current period. The current year also benefited from a $284,000 gain related to the sale of $19.8 million of one- to four-family portfolio loans during the second quarter of 2024. In addition, the prior year period reflected a downward lower of cost or market adjustment on multifamily loans held for sale. In 2023, the Bank discontinued the origination of multifamily loans for sale into the secondary market. All of the multifamily loans held for sale were transferred to the held for investment loan portfolio and the related lower of cost or market adjustment was reversed in the fourth quarter of 2023. Gains on sales of one- to four-family loans resulted in income of $2.1 million and $5.4 million for the quarter and nine months ended September 30, 2024, respectively, compared to $2.0 million in the preceding quarter, and $4.2 million for the nine months ended September 30, 2023. Home purchase activity accounted for 88% of one- to four-family mortgage loan originations in the third quarter of 2024, compared to 89% in the preceding quarter.

Miscellaneous income increased for the nine months ended September 30, 2024, compared to the same period a year earlier, primarily as a result of an increase in the gain on sale of SBA loans.

There were no sales of securities during the current quarter and the net loss on the sale of securities recognized for the prior periods reflected strategic sales of securities to minimize the impact of increasing rates on our securities portfolio. The net loss for fair value adjustments for changes in the valuation of financial instruments carried at fair value for the prior quarter and the nine months ended September 30, 2023 were due to declines in the current market valuation of limited partnership investments. The net loss for fair value adjustments for changes in the valuation of financial instruments carried at fair value for the nine months ended September 30, 2023 was also impacted by declines in the market valuation of investment securities held for trading.

Non-interest Expense.  The following table represents key elements of non-interest expense for the periods indicated (dollars in thousands):

	Quarters Ended				Nine Months Ended
	Sep 30, 2024	Jun 30, 2024	Change Amount	Change Percent.	Sep 30, 2024	Sep 30, 2023	Change Amount	Change Percent
Salary and employee benefits	$61,832	$63,831	$(1,999)	(3)%	$188,032	$184,452	$3,580	2%
Less capitalized loan origination costs	(4,354)	(4,639)	285	(6)	(12,669)	(12,386)	(283)	2
Occupancy and equipment	12,040	12,128	(88)	(1)	36,630	35,686	944	3
Information and computer data services	7,134	7,240	(106)	(1)	21,694	21,347	347	2
Payment and card processing services	5,346	5,691	(345)	(6)	16,747	14,459	2,288	16
Professional and legal expenses	2,102	1,201	901	75	4,833	7,563	(2,730)	(36)
Advertising and marketing	1,161	1,198	(37)	(3)	3,438	3,108	330	11
Deposit insurance	2,874	2,858	16	1	8,541	7,603	938	12
State and municipal business and use taxes	1,432	1,394	38	3	4,130	3,888	242	6
Real estate operations, net	103	297	(194)	(65)	180	(585)	765	(131)
Amortization of core deposit intangibles	590	724	(134)	(19)	2,037	2,898	(861)	(30)
Miscellaneous	6,031	6,205	(174)	(3)	18,467	17,884	583	3
Total non-interest expense	$96,291	$98,128	$(1,837)	(2)%	$292,060	$285,917	$6,143	2%

The decrease in non-interest expense for the current quarter compared to the prior quarter reflects a decrease in salary and employee benefits. The increase in non-interest expense for the nine months ended September 30, 2024, compared to the same period a year earlier primarily reflects increases in salary and employee benefits as well as payment and card processing services expense, partially offset by a decrease in professional and legal expenses. Salary and employee benefits increased for the nine months ended September 30, 2023, primarily as a result of normal annual salary and wage increases and an increase in loan production related commission expense.

Other notable changes included payment and card processing services expense, which increased for the nine months ended September 30, 2024, compared to the same period a year earlier, primarily due to an increase in online banking costs and fraud losses. Professional and legal expense decreased for the nine months ended September 30, 2024, compared to the same period a year ago primarily due to a reduction in legal and consulting expenses as well as one-time reductions in litigation settlement costs.

Our efficiency ratio was 62.63% for the current quarter, compared to 65.53% in the preceding quarter. Our adjusted efficiency ratio, a non-GAAP financial measure, was 61.27% for the current quarter, compared to 63.60% in the preceding quarter. The efficiency ratio for the current quarter reflects an increase in total revenues in addition to the decrease in non-interest expenses. See non-GAAP financial measure reconciliations presented above under “Third Quarter 2024 Financial Highlights.”

Income Taxes. For the quarter ended September 30, 2024, we recognized $10.6 million in income tax expense for an effective tax rate of 19.0%, which reflects our blended statutory tax rate reduced by the effect of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting. Our statutory income tax rate is 23.7%, representing a statutory federal income tax rate of 21.0% and apportioned effects of the state income tax rates. For the quarter ended June 30, 2024, we recognized $9.5 million in income tax expense for an effective tax rate of 19.2%. For the nine months ended September 30, 2024, we recognized $28.9 million in income tax expense for an effective tax rate of 19.1%, compared to $32.8 million in income tax expense for an effective tax rate of 18.9% for the same period in the prior year.

Asset Quality

Maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us. We actively engage with our borrowers to resolve adversely classified loans and other problem assets.

Non-Performing Assets:  Non-performing assets totaled $45.2 million, or 0.28% of total assets, at September 30, 2024, compared to $30.1 million, or 0.19% of total assets, at December 31, 2023. Our allowance for credit losses - loans was $154.6 million, or 359% of non-performing loans, at September 30, 2024, compared to $149.6 million, or 506% of non-performing loans, at December 31, 2023.

The following table sets forth information with respect to our non-performing assets at the dates indicated (dollars in thousands):

	September 30, 2024	December 31, 2023	September 30, 2023
Nonaccrual Loans:
Secured by real estate:
Commercial	$2,127	$2,677	$1,365
Construction and land	4,286	3,105	5,538
One- to four-family	9,592	5,702	5,480
Commercial business	10,705	9,002	5,289
Agricultural business, including secured by farmland	7,703	3,167	3,170
Consumer	4,636	3,204	3,378
	39,049	26,857	24,220
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	2,258	—	—
Construction and land	380	1,138	—
One- to four-family	961	1,205	1,799
Commercial business	—	1	—
Consumer	359	401	245
	3,958	2,745	2,044
Total non-performing loans	43,007	29,602	26,264
REO, net	2,221	526	546
Total non-performing assets	$45,228	$30,128	$26,810

Total non-performing assets to total assets	0.28%	0.19%	0.17%
Total nonaccrual loans to total loans receivable	0.35%	0.25%	0.23%
Loans 30-89 days past due and on accrual	$13,030	$19,744	$6,108

For the nine months ended September 30, 2024, interest income was reduced by $1.6 million as a result of nonaccrual loan activity, which included the reversal of $569,000 of accrued interest as of the date the loan was placed on nonaccrual. There was no interest income recognized on nonaccrual loans for the nine months ended September 30, 2024.

The following table presents the Company’s portfolio of loans by risk grade at the dates indicated (in thousands):

	September 30, 2024	December 31, 2023	September 30, 2023
Pass	$11,022,014	$10,671,281	$10,467,498
Special Mention	52,497	13,732	19,394
Substandard	150,095	125,442	124,525
Total	$11,224,606	$10,810,455	$10,611,417

The increase in special mention and substandard from December 31, 2023, primarily reflects loan downgrades, partially offset by paydowns and payoffs of substandard loans.

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

Our primary investing activity is the origination of loans and, in certain periods, the purchase of securities or loans.  During the nine months ended September 30, 2024 and 2023, our loan originations, including originations of loans held for sale, exceeded our loan repayments by $744.9 million and $666.6 million, respectively. There were $4.7 million of loan purchases during the nine months ended September 30, 2024, and no loan purchases during the nine months ended September 30, 2023. During the nine months ended September 30, 2024 and 2023, we received proceeds of $276.8 million and $212.0 million, respectively, from the sale of loans. Securities purchased during the nine months ended September 30, 2024 and 2023 totaled $53.2 million and $54.2 million, respectively, and securities repayments, maturities and sales in those periods were $284.4 million and $508.7 million, respectively.

Our primary financing activity is gathering deposits. Total deposits increased by $508.7 million during the nine months ended September 30, 2024, primarily due to an increase in core deposits. Core deposits were $12.02 billion at September 30, 2024, compared to $11.55 billion at December 31, 2023. Certificates of deposit are generally more vulnerable to competition and more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At September 30, 2024, certificates of deposit totaled $1.52 billion, or 11% of our total deposits, including $1.46 billion which were scheduled to mature within one year.  The increase in certificates of deposit during 2024 was due to clients seeking higher yields moving excess non-interest-bearing funds to higher-yielding certificates of deposit. While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our certificates of deposit as they mature.

The Bank’s estimated uninsured deposits were $4.39 billion or 32% of total deposits at September 30, 2024, compared to $4.08 billion or 31% of total deposits at December 31, 2023. The estimated uninsured deposit calculation includes $318.0 million and $305.3 million of collateralized public deposits at September 30, 2024 and December 31, 2023, respectively. Estimated uninsured deposits also includes cash held by the Company of $69.2 million and $108.2 million at September 30, 2024 and December 31, 2023, respectively. Banner Bank’s estimated uninsured deposits, excluding collateralized public deposits and cash held at the holding company, were 29% of total deposits at September 30, 2024, compared to 28% of total deposits at December 31, 2023.

We had $230.0 million of FHLB advances at September 30, 2024, compared to $323.0 million at December 31, 2023. Other borrowings decreased to $154.5 million at September 30, 2024 from $182.9 million at December 31, 2023. Subordinated notes, net of issuance costs decreased to $80.2 million at September 30, 2024, compared to $92.9 million at December 31, 2023, due to Banner Bank’s purchase of $3.5 million and $9.5 million of Banner’s subordinated debt during the first and third quarters of 2024, respectively.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the nine months ended September 30, 2024, we used our sources of funds primarily to fund loan growth. At September 30, 2024, we had outstanding loan commitments totaling $4.01 billion, relating to undisbursed loans in process and unused credit lines. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB, which provide for advances that in the aggregate would equal the lesser of 45% of the Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock).  At September 30, 2024, under these credit facilities based on pledged collateral, the Bank had $3.23 billion of available credit capacity. Advances under these credit facilities totaled $230.0 million at September 30, 2024. In addition, the Bank has been approved for participation in the FRBSF’s Borrower-In-Custody program. Under this program, based on pledged collateral, the Bank had available lines of credit of approximately $1.53 billion as of September 30, 2024, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans. We had no funds borrowed from the FRBSF at September 30, 2024 or December 31, 2023. At September 30, 2024, the Bank also had uncommitted federal funds line of credit agreements with other financial institutions totaling $125.0 million. No balances were outstanding under these agreements as of September 30, 2024 or December 31, 2023. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage. Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity, and pay its own operating expenses and cash dividends. At September 30, 2024, Banner (on an unconsolidated basis) had liquid assets of $69.5 million. During the quarter ended June 30, 2024, Banner and the Bank entered into an intercompany loan agreement for $50.0 million, which reduced Banner’s cash balance while maintaining liquidity with the note receivable from the Bank. The note has a term of one year, automatically renewable each quarter. The note eliminates upon consolidation.

Banner’s primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.48 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued dividend payments during 2024 at this rate of $0.48 per share, our average total dividend paid each quarter would be approximately $16.5 million based on the number of outstanding shares at September 30, 2024.

As noted below, Banner Corporation and its subsidiary bank continued to maintain capital levels in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the nine months ended September 30, 2024, total shareholders’ equity increased $141.0 million, to $1.79 billion or 11.08% of total assets.  At September 30, 2024, tangible common shareholders’ equity, which excludes goodwill and other intangible assets, was $1.42 billion, or 8.96% of tangible assets.  Tangible common shareholders’ equity represents a non-GAAP financial measure. See, non-GAAP financial measure reconciliations presented above under “Third Quarter 2024 Financial Highlights.”

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner and the Bank to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Bank to maintain minimum capital ratios of total capital, tier 1 capital, and common equity tier 1 capital to risk-weighted assets as well as tier 1 leverage capital to average assets.  In addition to the minimum capital ratios, the Bank has to maintain a capital conservation buffer consisting of additional common equity tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At September 30, 2024, Banner and the Bank each exceeded all regulatory capital requirements to be “well capitalized.”

The actual regulatory capital ratios calculated for Banner Corporation and Banner Bank as of September 30, 2024, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as “Adequately Capitalized”		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Amount
Banner Corporation—consolidated
Total capital to risk-weighted assets	$1,988,948	14.92%	$1,066,549	8.00%	$1,333,186	10.00%
Tier 1 capital to risk-weighted assets	1,725,690	12.94%	799,912	6.00%	799,912	6.00%
Tier 1 leverage capital to average assets	1,725,690	10.91%	632,760	4.00%	n/a	n/a
Common equity tier 1 capital	1,639,190	12.30%	599,934	4.50%	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	$1,862,242	13.95%	$1,067,758	8.00%	$1,334,697	10.00%
Tier 1 capital to risk-weighted assets	1,698,984	12.73%	800,818	6.00%	1,067,758	8.00%
Tier 1 leverage capital to average assets	1,698,984	10.74%	632,851	4.00%	791,063	5.00%
Common equity tier 1 capital	1,698,984	12.73%	600,614	4.50%	867,553	6.50%

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

For Banner, the greatest source of interest rate risk results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to clients than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of September 30, 2024, our loans with interest rate floors totaled $5.18 billion and had a weighted average floor rate of 4.70%, compared to a current average note rate of 6.65%.  Our loans with interest rates at their floors at September 30, 2024, totaled $1.35 billion and had a weighted average note rate of 4.44%. The Company actively manages its exposure to interest rate risk through on-going adjustments to the mix of interest-earning assets and funding sources that affect the repricing speeds of loans, investments, interest-bearing deposits and borrowings.

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

The interest rate sensitivity analysis performed by us incorporates beginning-of-the-period rate, balance and maturity data, using various levels of aggregation of that data, as well as certain assumptions concerning the maturity, repricing, amortization and prepayment characteristics of loans and other interest-earning assets and the repricing and withdrawal of deposits and other interest-bearing liabilities into an asset/liability simulation model. The interest rate sensitivity analysis includes a rate ramp sensitivity scenario, which assumes a gradual change in market interest rates at all maturities during the first year, as well as a rate shock interest rate sensitivity scenario, which assumes an instantaneous and sustained uniform change in market interest rates at all maturities. We update and prepare simulation modeling at least quarterly for review by senior management and oversight by the Board of Directors. We believe the data and assumptions are realistic representations of our portfolio and possible outcomes under the various interest rate scenarios. Nonetheless, the interest rate sensitivity of our net interest income and net economic value of equity could vary substantially if different assumptions were used or if actual experience differs from the assumptions used.

The following tables set forth, as of September 30, 2024, the estimated changes in our net interest income over one-year and two-year time horizons for our rate ramp and rate shock interest rate sensitivity scenarios, and the estimated changes in economic value of equity for our rate shock interest rate sensitivity scenario based on the indicated interest rate environments (dollars in thousands):

Interest Rate Risk Indicators - Rate Ramp

	September 30, 2024
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months
+300	$(3,022)	(0.5)%	$(4,824)	(0.4)%
+200	1,448	0.3	12,527	1.1
+100	2,213	0.4	13,150	1.1
0	—	—	—	—
-100	(6,219)	(1.1)	(30,150)	(2.6)
-200	(12,076)	(2.1)	(61,003)	(5.2)
-300	(17,813)	(3.1)	(90,338)	(7.6)
(1)Assumes a gradual change in market interest rates at all maturities during the first year; however, no rates are allowed to go below zero.  The targeted Federal Funds Rate was between 4.75% and 5.00% at September 30, 2024.

Interest Rate Risk Indicators - Rate Shock

	September 30, 2024
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+300	$(8,205)	(1.4)%	$16,528	1.4%	$(336,293)	(12.9)%
+200	5,016	0.9	33,608	2.8	(194,921)	(7.5)
+100	7,588	1.3	27,927	2.4	(87,838)	(3.4)
0	—	—	—	—	—	—
-100	(20,223)	(3.5)	(55,552)	(4.7)	38,413	1.5
-200	(40,130)	(7.0)	(113,454)	(9.6)	11,785	0.5
-300	(58,836)	(10.3)	(169,581)	(14.3)	(71,192)	(2.7)
(1)Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.  The targeted Federal Funds Rate was between 4.75% and 5.00% at September 30, 2024.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 2024 (dollars in thousands), based on the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At September 30, 2024, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $2.03 billion, representing a one-year cumulative gap to total assets ratio of 12.54%.  The interest rate risk indicators and interest sensitivity gaps as of September 30, 2024 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$1,044,734	$103,123	$107,397	$10,960	$3,261	$2,390	$1,271,865
Fixed-rate mortgage loans	276,240	188,278	754,708	591,585	762,597	376,263	2,949,671
Adjustable-rate mortgage loans	1,105,134	403,950	1,619,838	875,395	463,819	3,575	4,471,711
Fixed-rate mortgage-backed securities	96,853	108,448	400,116	391,358	794,801	772,580	2,564,156
Adjustable-rate mortgage-backed securities	240,892	45	197	212	3,856	—	245,202
Fixed-rate commercial/agricultural loans	107,225	90,662	250,483	128,023	135,833	20,111	732,337
Adjustable-rate commercial/agricultural loans	950,671	29,403	87,397	53,664	4,144	—	1,125,279
Consumer and other loans	539,204	54,683	53,941	20,668	22,292	43,105	733,893
Investment securities and interest-earning deposits	295,974	33,273	54,992	85,780	141,405	405,683	1,017,107
Total rate sensitive assets	4,656,927	1,011,865	3,329,069	2,157,645	2,332,008	1,623,707	15,111,221
Interest-bearing liabilities: (2)
Regular savings	648,228	136,634	466,046	362,674	609,300	1,116,978	3,339,860
Interest checking accounts	400,936	115,256	391,666	301,533	489,988	645,183	2,344,562
Money market deposit accounts	205,133	117,267	379,231	268,152	376,704	297,144	1,643,631
Certificates of deposit	1,048,152	412,256	53,875	6,740	746	83	1,521,852
FHLB advances	230,000	—	—	—	—	—	230,000
Subordinated notes	—	80,500	—	—	—	—	80,500
Junior subordinated debentures	89,178	—	—	—	—	—	89,178
Retail repurchase agreements	154,533	—	—	—	—	—	154,533
Total rate sensitive liabilities	2,776,160	861,913	1,290,818	939,099	1,476,738	2,059,388	9,404,116
Excess of interest-sensitive assets over interest-sensitive liabilities	$1,880,767	$149,952	$2,038,251	$1,218,546	$855,270	$(435,681)	$5,707,105
Cumulative excess of interest-sensitive assets	$1,880,767	$2,030,719	$4,068,970	$5,287,516	$6,142,786	$5,707,105	$5,707,105
Cumulative ratio of interest-earning assets to interest-bearing liabilities	167.75%	155.82%	182.55%	190.11%	183.64%	160.69%	160.69%
Interest sensitivity gap to total assets	11.62	0.93	12.59	7.53	5.28	(2.69)	35.25
Ratio of cumulative gap to total assets	11.62	12.54	25.13	32.66	37.94	35.25	35.25

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
(2)Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been a negative $3.7 billion, or negative 22.69% of total assets, at September 30, 2024.

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

(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls Over Financial Reporting:  In the quarter ended September 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As disclosed previously, a class and collective action lawsuit, Bolding et al. v. Banner Bank, US Dist. Ct., WD WA., was filed against Banner Bank on April 17, 2017. On February 22, 2024, the Court entered a written order granting final approval of a settlement agreement that resolved this lawsuit. The Bank submitted its final settlement payment during the third quarter of 2024 and does not anticipate any further funding obligations in connection with this lawsuit.

ITEM 1A – Risk Factors

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A of our 2023 Form 10-K.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2024:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
July 1, 2024 - July 31, 2024	269	$60.50	—	1,722,787
August 1, 2024 - August 31, 2024	179	56.99	—	1,722,787
September 1, 2024 - September 30, 2024	—	—	—	1,722,787
Total for quarter	448	$59.10	—

(1)    Includes 448 shares surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants during the three months ended September 30, 2024.

On July 25, 2024, the Company announced that its Board of Directors had authorized repurchases of up to 1,722,787 shares of the Company’s common stock (approximately 5% of the Company’s outstanding shares) over the next 12 months. Under the authorization, shares may be repurchased by the Company in open market purchases. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations.

ITEM 3 – Defaults upon Senior Securities

Not Applicable.

ITEM 4 – Mine Safety Disclosures

Not Applicable.

ITEM 5 – Other Information

(a) None

(b) None

(c) During the quarter ended September 30, 2024, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company.

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

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit	Index of Exhibits
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included in Exhibit 101).
* Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

November 5, 2024	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

November 5, 2024	/s/ Robert G. Butterfield
Robert G. Butterfield
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)