Form 10-K
period 2024-12-31
BANNER CORP
filed 2025-02-26
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s common stock quoted on The NASDAQ Stock Market on June 30, 2024, was:
Common Stock – $1,685,017,638
 (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)
 The number of shares outstanding of each of the classes of the registrant’s classes of common stock as of January 31, 2025:
Common Stock, $.01 par value – 34,459,832 shares
 Documents Incorporated by Reference
Portions of Proxy Statement for Annual Meeting of Shareholders to be held May 22, 2025 are incorporated by reference into Part III.

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
•The potential imposition of new tariffs or changes to existing trade policies that could affect economic activity or specific industry sectors.
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
•Future acquisitions of other depository institutions or lines of business, and associated risks of goodwill impairment due to changes in our business or market conditions.
•Other risks detailed from time to time in our reports filed with and furnished to the U.S. Securities and Exchange Commission (SEC), including this Annual Report on Form 10-K.

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

PART 1

Item 1 – Business

General

Banner is a bank holding company incorporated in the State of Washington which wholly owns one subsidiary bank, Banner Bank. The Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2024, it had 135 branch offices and 13 loan production offices located in Washington, Oregon, California, Idaho and Utah. Banner is subject to regulation by the Federal Reserve. The Bank is subject to regulation by the Washington State Department of Financial Institutions-Division of Banks (the DFI) and the Federal Deposit Insurance Corporation (the FDIC). As of December 31, 2024, we had total consolidated assets of $16.20 billion, net loans of $11.20 billion, total deposits of $13.51 billion and total shareholders’ equity of $1.77 billion. Banner’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol “BANR.”

The Bank is a regional bank that offers a wide variety of commercial banking services and financial products to individuals, businesses and public sector entities in its primary market areas.  The Bank’s primary business is that of traditional banking institutions, accepting deposits and originating loans in locations surrounding our offices in Washington, Oregon, California, Idaho and Utah. The Bank is also an active participant in secondary loan markets, engaging in mortgage banking operations through the origination and sale of one- to four-family residential loans. Lending activities include commercial business and commercial real estate loans, agriculture business loans, construction, land and land development loans, one- to four-family residential loans, multifamily real estate loans, U.S. Small Business Administration (SBA) loans and consumer loans.

We continue to invest in our delivery platform across the franchise with a primary emphasis on strengthening our presence in the higher growth regions of our markets. In addition, we continue to improve the efficiency of our branch delivery channel by making investments in streamlining the origination of new loan and deposit accounts while simultaneously enhancing our digital service and account origination capabilities. During the past few years, client adoption of mobile and digital banking has accelerated while physical branch transaction volume has declined. Banner anticipates this shift in client service delivery channel preference will continue and we strive to provide digital tools that support our client’s banking needs.

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

Our lending activities are primarily directed toward the origination of commercial real estate and business loans. Commercial real estate loans include owner-occupied, investment properties and multifamily real estate. We also originate one- to four-family residential and construction, and land and land development loans, of which a significant component are one- to four-family residential construction loans. Throughout 2024, sales of completed homes continued to outpace new originations due to constrained housing inventories. Our commercial business lending is directed toward meeting the credit and related deposit and treasury management needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas. To a lesser extent, our commercial business lending has also included participation in certain national syndicated loans. Typically, most of the one- to four-family residential loans that we originate are sold in the secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. However, demand for these loans slowed in 2023 and 2024 due to high interest rates, which reduced refinance activity. Additionally, the higher rate environment has impacted the refinancing of custom construction loans into the secondary market upon project completion, leading to a significant increase in the retention of one- to four-family residential loan production held in the portfolio. Our consumer lending is primarily directed at meeting demand from our existing deposit clients. At December 31, 2024 our net loan portfolio totaled $11.35 billion compared to $10.81 billion at December 31, 2023.

One- to Four-Family Residential Real Estate Lending:  We originate loans secured by first mortgages on one- to four-family residences in the markets we serve.  Through our mortgage banking activities, we sell one- to four-family residential loans on either a servicing-retained or servicing-released basis. We have generally sold a significant portion of our conventional one- to four-family residential loan originations and nearly all of our government insured loans in the secondary market. As of December 31, 2024 14% of the loan portfolio, $1.59 billion, consisted of permanent one- to four-family residences.

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

Construction, Land and Land Development Lending: Historically, we have invested a significant portion of our loan portfolio in residential construction and land loans to professional home builders and developers. Our land loans are typically on improved or entitled land, versus raw land. On a more limited basis, we also make land and land development loans to developers, builders and individuals to finance the acquisition and/or development of improved lots or unimproved land. In making land loans, we follow more conservative underwriting policies than those for construction loans but maintain similar disbursement and monitoring procedures. The initial term on land loans is typically one to three years with interest-only payments, payable monthly, with provisions for principal reduction as lots are sold and released.

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

Commercial and Multifamily Real Estate Lending: We originate loans secured by multifamily and commercial real estate, including loans for construction of multifamily and commercial real estate projects. Commercial real estate loans are made for both owner-occupied and investor-owned properties. Multifamily and commercial real estate lending affords us an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. In originating multifamily and commercial real estate loans, we consider the location, marketability and overall attractiveness of the properties. Our underwriting guidelines for multifamily and commercial real estate loans require an appraisal from a qualified independent appraiser, as well as an environmental risk assessment and an economic analysis of each property with regard to annual revenue and expenses, debt service coverage and fair value to determine the maximum loan amount. In the approval process, we assess the borrower’s willingness and ability to manage the property and repay the loan and the adequacy of the collateral in relation to the loan amount. Our multifamily real estate portfolio, totaling $894.4 million as of December 31, 2024, is well diversified and consists mostly of affordable housing projects. Our commercial real estate portfolio, totaling $3.86 billion as of December 31, 2024, is granular in nature and geographically diversified.

Multifamily and commercial real estate loans originated by us are both fixed- and adjustable-rate loans with intermediate terms of generally five to 10 years. A significant portion of our multifamily and commercial real estate loans are linked to various FHLB advance rates, certain prime rates, US Treasury rates, or other market rate indices. Rates on these adjustable-rate loans generally adjust with a frequency of one to five years after an initial fixed-rate period ranging from one to 10 years. Our commercial real estate portfolio consists of loans on a variety of property types with no large concentrations by property type, location or borrower. At December 31, 2024, the average size of our commercial real estate loans was $1.2 million, with the largest commercial real estate loan, in terms of an outstanding balance, totaling $23.8 million.

Commercial Business Lending: We are active in small- to medium-sized business lending. Our commercial bankers are focused on local markets and devote a great deal of effort to developing client relationships and providing these types of borrowers with a full array of products and services delivered in a thorough and responsive manner. Our experienced commercial bankers and senior credit staff help us meet our commitment to small business lending while also focusing on corporate lending opportunities for borrowers with credit needs generally in a $3 million to $25 million range. In addition to providing earning assets, commercial business lending has helped us increase our deposit base. In recent years, our commercial business lending has included modest participation in certain national syndicated loans, including shared national credits. We also originate smaller balance business loans, principally through our retail branch network, using our QuickStep business loan program, which is closely aligned with our consumer lending operations and relies on centralized underwriting procedures. QuickStep business loans are available up to $1.0 million, business lines of credit are available up to $500,000 and owner-occupied real estate loans are available up to $2.0 million.

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

In underwriting agricultural operating loans, we consider the cash flow of the borrower based upon the expected operating results and the value of collateral used to secure the loans.  Collateral generally consists of cash crops produced by the farm, such as milk, grains, fruit, grass seed, peas, sugar beets, mint, walnuts, onions, potatoes, corn and alfalfa, or livestock.  In addition to considering cash flow and obtaining a blanket security interest in the farm’s cash crop, we may also collateralize an operating loan with the farm’s operating equipment, breeding stock, real estate and federal agricultural program payments to the borrower.

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

Among the more common risks to agricultural lending can be weather conditions and disease.  These risks may be mitigated through multi-peril crop insurance.  Commodity prices also present a risk, which may be mitigated using set price contracts.  Normally, required beginning and projected operating margins provide for reasonable reserves to offset unexpected yield and price deficiencies.  In addition to these risks, we also consider management succession, life insurance and business continuation plans when evaluating agricultural loans.

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

Loan Solicitation and Processing:  We originate real estate loans in our market areas by direct solicitation of builders, developers, depositors, walk-in clients, real estate brokers and visitors to our website.  One- to four-family residential loan applications are taken by our mortgage loan officers or through our website and are processed in branch or regional locations. In addition, we have specialized loan origination units focused on construction and land development, commercial real estate and multifamily real estate loans. Most underwriting and loan administration functions for our real estate loans are performed by loan personnel at central locations.

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

Loan Originations, Sales and Purchases

While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative client demand and competition in each market we serve.  For the years ended December 31, 2024 and 2023, we originated loans, net of repayments, including our participation in syndicated loans and loans held for sale of $984.7 million and $886.8 million, respectively.

We sell many of our newly originated one- to four-family residential loans to secondary market purchasers as part of our interest rate risk management strategy. We previously originated multifamily real estate loans for sale in the secondary market, but discontinued this line of business during the fourth quarter of 2023. Sales of loans generally are beneficial to us because these sales may generate income at the time of sale, provide funds for additional lending and other investments, increase liquidity or reduce interest rate risk. We sell one- to four-family residential loans on both a servicing-retained and a servicing-released basis.  All loans are sold without recourse but subject to the standard representations and warranties contained in the loan sale agreement. The decision to hold or sell loans is based on asset liability management goals, strategies and policies and on market conditions.  In addition, we generally sell the guaranteed portion of SBA loans.

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

Loan Servicing

We receive fees from a variety of institutional owners in return for performing the traditional services of collecting individual payments and managing portfolios of sold loans.  At December 31, 2024, we were servicing $3.18 billion of loans for others.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance.  In addition to earning fee income, we retain certain amounts in escrow for the benefit of the lender for which we incur no interest expense but are able to invest the funds into earning assets.

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

We face competition from various financial institutions and intermediaries for deposits. Competition is particularly intense for transaction balances and savings deposits, with commercial banks, credit unions, and non-bank entities such as securities brokerage firms, mutual funds, and large corporations with nationwide office networks, actively competing for market share. Our efforts, including acquisitions, branch relocations, renovations, and marketing campaigns, are primarily focused on expanding deposit client relationships and balances.  Additionally, our electronic and digital banking services, such as debit card and ATM programs, internet banking, remote deposit, and mobile banking, are designed to enhance client engagement, drive deposit growth, and generate fee income. Core deposits, consisting of non-interest-bearing checking accounts and interest-bearing transaction and savings accounts, constitute a fundamental element of our business strategy. As of December 31, 2024 and 2023, core deposits represented 89% of total deposits.

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

We issue retail repurchase agreements, generally due within 90 days, as an additional source of funds, primarily in connection with treasury management services provided to our larger deposit clients.  We also may borrow funds using secured wholesale repurchase agreements with securities brokers.

Between 2002 and 2007, we issued junior subordinated debentures in conjunction with the sale of trust preferred securities (TPS). These securities were sold through special purpose business trusts established by Banner and were privately offered to pooled investment vehicles. The proceeds from the junior subordinated debentures issuances were predominantly invested as additional paid-in capital at the Bank. In addition, through acquisitions, Banner acquired additional junior subordinated debentures. During 2020, we issued and sold 5.0% fixed-to-floating subordinated notes, which are callable in 2025 and mature in 2030. The subordinated notes become floating-rate notes based on SOFR in June 2025.

Personnel
Human Capital

At Banner, our employees are a critical component of our success. Because our business success depends on our ability to retain, develop and attract top talent, we seek to provide a work environment that offers professional development opportunities, career growth, competitive compensation and comprehensive benefits. Employing the best talent we can—including individuals who possess a broad range of experiences, backgrounds and skills—better positions us to anticipate and meet the needs of our business and our clients.

As our business grows and evolves, the demand for qualified candidates continues to grow. Meanwhile, the pool of experienced candidates in the financial services industry is shrinking, presenting a growing challenge in securing top talent. To address this challenge, we have developed and continue to enhance a robust and comprehensive company-wide talent management program. This program encompasses talent acquisition and selection, performance coaching, career development, retention of top talent and succession planning. Our Board of Directors, through its Compensation and Human Capital Committee, provides oversight for our human capital strategies and compensation programs.

Talent Acquisition and Attrition. To cultivate and recruit hard-to-fill positions, we partner closely with several colleges and universities with well-known programs relevant to our business. In 2024, we continued our Flexible Workplace Program that was formally launched in 2022, which provides hybrid and remote career opportunities. The program aims to support hiring from an expanded group of candidates, improve the work experience for our employees, strengthen our leadership pipeline and promote employee retention. Our voluntary employee turnover rate in 2024 decreased to 13%, compared to 15% in 2023.

Our employment application and hiring processes do not solicit prior compensation information from candidates. This approach helps ensure our new hire compensation is based on individual qualifications and roles, rather than being influenced by a candidate’s previous compensation history. We also accept relevant experience as an alternative to formal education requirements for many roles, to support expanded candidate pools. In 2023, Banner initiated a partnership with BankWork$, an organization dedicated to assisting young adults from under-resourced communities in building meaningful careers in banking. This partnership continued in 2024 with an expansion of the program to additional geographic areas. This collaboration includes a free, eight-week career training program, placement assistance, and ongoing coaching.

In 2024, we hired 356 new employees into our workforce. As of December 31, 2024, approximately 39% of our workforce was working hybrid or remotely. Our willingness to accommodate flexible work arrangements underscores our commitment to fostering an inclusive workplace.

Talent Development. We invest significant resources developing the talent needed to meet our business goals and to make us an employer of choice. We offer our employees a variety of professional development opportunities, including participation in industry conferences, instructor-led continuing education and training sessions. We also make available online training sessions that focus on industry, regulatory, business and leadership topics to help employees achieve their career goals, build management skills and lead their teams.

To foster a culture of growth and professional development, we launched a new leadership development program in 2024. This comprehensive program represents a significant investment in our leaders and aims to align our leadership skills with the Bank’s strategic goals. It’s also part of our dedication to building a strong talent pipeline that develops talent, drives vision and purpose, cultivates innovation and a strategic mindset, and encourages continuous learning through experimentation. Centered around eight core competencies, the program is designed to equip leaders with the skills needed to navigate the evolving financial landscape and support the Bank’s long-term objectives.

To encourage advancement and growth within our organization, we provide information and guides to help individuals design their own career paths. With this strong focus on internal talent development, we filled 30% of all open positions in 2024 with internal candidates.

As part of our commitment to continuous learning, we require all employees to complete a variety of online training courses annually. These include both job-specific and general courses covering regulatory compliance, cybersecurity, fraud prevention, workplace standards, and ethics. We also encourage employees to enroll in outside education programs to broaden their knowledge and enhance job performance and facilitate career growth by providing tuition assistance to help employees obtain bachelor’s and master’s degrees. This comprehensive approach underscores our dedication to nurturing a skilled and empowered workforce.

Succession Planning. Recognizing the critical significance of succession planning for our CEO and other key executives, our Board of Directors takes an active role in overseeing and monitoring these efforts. Annually, the Board conducts a thorough review of our succession plans for senior leadership roles. The primary objective is to ensure that we consistently have the appropriate leadership talent in place, aligning with the organization’s long-term strategic plans. To facilitate this oversight, the Board’s Compensation and Human Capital Committee provides dedicated governance of talent development and succession planning for senior leadership roles.

Employee Engagement. We use anonymous employee surveys to gather valuable feedback on key initiatives, leveraging the results to enhance existing programs and develop new ones. In our commitment to fostering employee engagement and transparency, we share the survey results with our workforce. Additionally, senior leadership analyzes areas of progress or opportunities for improvement, prioritizing responsive actions and activities. In 2024, we conducted a company-wide engagement survey, achieving an overall engagement score of 86%, with 77% of employees participating. The survey results indicated that our employees demonstrate ethical conduct in business dealings, are knowledgeable about our clients’ needs, and understand their own contributions to the Bank’s goals. Beyond a formal engagement survey, we provide regular opportunities for managers and employees to ask questions, raise concerns and provide suggestions for ways to build a better and stronger company. Throughout 2024, this initiative included quarterly virtual meetings with employees to communicate results and progress on strategic initiatives. Additionally, in-person employee townhalls provided opportunities for employees to directly engage with Company leaders. This multifaceted approach supports open communication channels and strengthens our commitment to continuous improvement and employee satisfaction.

Total Rewards (Compensation and Benefits). We provide robust compensation and benefits programs to help meet the needs of our employees. These programs include, subject to eligibility policies, variable pay tied to performance for all employees, a 401(k) plan (including an employer match up to 4% of eligible earnings and immediate vesting), healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family care resources, flexible work schedules, employee assistance programs and tuition assistance. New employees are eligible for group benefits on the first day of the month following their hire date. For some employees, this means they become eligible for coverage in their first week of employment. We also grant long-term, stock-based incentive awards to a select group of senior leaders who we believe will play critical roles in the Company’s future. We believe our compensation program is competitive within the financial industry. We periodically review our plans and programs, as well as market surveys, to help ensure our compensation program is consistent with our level of performance and that we have a current understanding of peer practices.

We offer comprehensive health insurance coverage, including telehealth services, to employees working an average of at least 20 hours per week. Coverage is also available to eligible family members including domestic partners. Beyond traditional health insurance, we offer a range of mental health-related programs and benefits, including text-based and telehealth services, a 24-hour nurse line and an employee assistance program. Additionally, we offer virtual physical therapy benefits and virtual support for hypertension and diabetes, as well as subsidized child, adult and senior care planning services. To further support employees and their caregivers dealing with cancer, we offer cancer support services. This service provides dedicated cancer care coaches 24/7 to provide personalized guidance to navigate the complexities of cancer care.

In addition to our core benefits program, we recognize the importance of supporting employees during significant life events. Therefore, we offer parental leave, providing eight weeks of leave for both birth and non-birth parents, including adoption or surrogacy. Our benefits package also includes traditional sick leave up to 10 days per year and 12 weeks of short-term disability coverage. Furthermore, employees have the flexibility to take up to 16 paid personal hours each year to observe individual days of significance, such as religious holidays, culturally significant days, or other personal reasons. This comprehensive benefits package reflects our commitment to the well-being and work-life balance of our valued employees.

Pay Equity. Pay equity and pay transparency are fundamental to our compensation philosophy and core values. We began conducting thorough pay equity studies in 2017 in collaboration with external experts to methodically assess employee groups in similar roles. These studies consider various factors such as job location and experience to promote fair and objective pay comparisons. In 2024, we engaged a global workplace equity organization that provides a technology platform to measure, achieve and sustain pay and workplace equity. This technology enables us to embed workplace equity into our core business by conducting analyses as frequently as our business model and strategic goals necessitate. Through continuous monitoring, we remain committed to identifying and addressing any pay disparities, to support pay equity across our organization.

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

Inclusion, Diversity, Equity, and Advocacy. We seek to hire the best and brightest—including individuals who possess a broad range of experiences, backgrounds and skills. We believe that diverse perspectives and inclusive environments result in better outcomes for all our stakeholders and empower our employees to make more meaningful contributions within our Company and communities.

We aim to maintain a work environment where every employee is treated with dignity and respect, is free from discrimination and harassment, and is allowed to devote their full attention and best efforts to performing their job to the best of their ability. Further, we maintain a Respectful Workplace Policy in alignment with this commitment. We strive to operate with an “open door policy” where employee concerns can be discussed anytime directly with leadership or human resources team members. We regularly conduct employee engagement surveys and exit surveys to help collect meaningful feedback to inform our human capital practices. We have always championed the principles of fairness, respect, and opportunity, ensuring that all employees are recognized and rewarded based on their merit, talent, contributions, and performance.

Our cross-functional, employee-led IDEAs Council provides leadership and serves as a catalyst for inclusion initiatives across our organization. The council is intended to help develop effective strategies to attract, develop and retain top talent.

In 2024, we worked with the Department of Defense as a new employer partner in its Military Spouse Employment Partnership (MSEP). This partnership connects military spouses with employers committed to recruiting, hiring, promoting and retaining military spouses. As an MSEP partner, we have agreed to post job openings to the Partnership’s portal, increase employment opportunities for military spouses, provide career advancement opportunities to military spouses who perform well, and when possible, work to retain military spouses when they relocate. We also committed to tracking and reporting military spouse employment data.

As part of a multi-year employee engagement strategy, we launched our LGBTQ+ Employee Resource Group (ERG) to complement our four established groups: Black, Indigenous, People of Color (BIPOC), Veterans, Women in Leadership, and Working Parents and Caregivers. Our ERGs give employees the opportunity to discuss issues important to the group and are designed to support our business goals, while promoting an inclusive and supportive culture.

We have a strong team collectively capable of professionally operating the business and fulfilling our vision. The following tables illustrate our workforce composition by level as of December 31, 2024:

	Female	Male
Workforce Composition:
Individual Contributor	68%	32%
Manager	65%	35%
Director*	43%	57%
Executive	40%	60%
Total workforce	67%	33%
* Refers to director-level employees, not Board of Directors

	Non-White	White
Workforce Composition:
Individual Contributor	32%	68%
Manager	26%	74%
Director*	19%	81%
Executive	7%	93%
Total workforce	30%	70%
* Refers to director-level employees, not Board of Directors

Health, Safety and Well-being. The success of our business is fundamentally connected to the well-being of our employees. We provide employees and their families with access to a variety of programs to support their physical and mental health. We offer a wellness coach benefit (which can also be shared with up to five friends and family) that provides unlimited free one-on-one personal coaching in several different categories such as fitness, nutrition, life coaching, and financial coaching, as well as a range of tools to improve sleep quality.

Volunteerism. We strive to be a good corporate citizen by encouraging employees to engage in the communities where they live and work. To encourage volunteering, we offer Community Connections, a program that offers employees up to 16 hours of paid time off to volunteer at non-profit organizations of their choice. We also encourage employees to serve in leadership roles in these organizations as part of their professional development. We are proud to support many local community organizations through financial contributions and employee-driven volunteerism, including Junior Achievement, United Way and hundreds of others.

Human Capital Metrics. We capture critical metrics regarding human capital management on a quarterly basis and report them to the Compensation and Human Capital Committee of the Board of Directors. The Human Capital Management Dashboard includes a mixture of trending and point-in-time metrics designed to provide information and analysis of workforce demographics; talent acquisition; workforce stability (retention, turnover, etc.); employee engagement; learning and development; and total rewards. As of December 31, 2024, we employed 1,925 full- and part-time employees and 10 temporary employees across our four-state footprint. Our employees are not represented by a collective bargaining agreement. As of December 31, 2024, 57% of our employees work in Washington State. We also have employees working in Oregon (19%), California (16%) and other states (8%). As of December 31, 2024, four generations were represented in our workplace with Millennials having the greatest representation (38%), followed by Gen-X (37%), Boomer (14%) and Gen-Z (11%).

Taxation

Tax-Sharing Agreement

The Company files its federal and state income tax returns on a consolidated basis under a tax-sharing agreement between Banner and the Bank, including the Bank’s subsidiaries. Each company of the consolidated group has calculated a minimum income tax which would be required if the individual subsidiary were to file federal and state income tax returns as a separate entity.  Each subsidiary pays to Banner an amount equal to the estimated income tax due if it were to file as a separate entity.  The payment is made on or about the time the subsidiary would be required to make such tax payments to the United States Treasury or the applicable State or Local Departments of Revenue.  In the event the computation of the subsidiary’s federal or state income tax liability, after considering any estimated tax payments made, would result in a refund if the subsidiary were filing income tax returns as a separate entity, then Banner pays to the subsidiary an amount equal to the hypothetical refund.  Banner is an agent for each subsidiary with respect to all matters related to the consolidated tax returns and refund claims.  If Banner’s consolidated federal or state income tax liability is adjusted for any period, the liability of each party under the tax-sharing agreement is recomputed to give effect to such adjustments, and any additional payments required as a result of the adjustments are made within a reasonable time after the corresponding additional tax payments are made or refunds are received.

Federal Taxation

For tax reporting purposes, we report our income on a calendar year basis using the accrual method of accounting on a consolidated basis.  We are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the reserve for bad debts.

State and Local Taxation

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

Local Taxation: In addition to taxes payable to the state of Oregon, we are subject to local taxes in the Multnomah County and Portland-metro area based on our revenues in these jurisdictions.

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

Banner Bank

State Regulation and Supervision:  As a Washington state-chartered commercial bank with branches in Washington, Oregon, Idaho and California, the Bank is subject not only to the applicable provisions of Washington law and regulations, but is also subject to Oregon, Idaho and California laws and regulations.  These state laws and regulations govern the Bank’s ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its clients and to establish branch offices.

Deposit Insurance: The Deposit Insurance Fund of the FDIC insures deposit accounts of the Bank up to $250,000 per separately insured deposit relationship category.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. As of December 31, 2024, assessment rates ranged from five basis points to 32 basis points for all institutions, subject to adjustments for unsecured debt issued by the institution, unsecured debt issued by other FDIC-insured institutions, and brokered deposits held by the institution. The FDIC is required to update its analysis and projections for the Deposit Insurance Fund balance and reserve ratio at least semiannually and make necessary adjustments to the assessment rate schedules.

The FDIC may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the deposit insurance fund. The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management is not aware of any existing circumstances which would result in termination of deposit insurance of the Bank.

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

In October 2023, considering recent and historical bank failures, the FDIC proposed guidelines aimed at establishing corporate governance and risk management expectations for all insured state-chartered banks, excluding those who are members of the Federal Reserve, with total assets exceeding $10 billion. This initiative, conducted through rulemaking under Section 39 of the Federal Deposit Insurance Act, empowers the FDIC to set forth enforceable standards, incorporated as an appendix to Part 364 of its regulations. The guidelines focus on defining obligations of the board of directors, specifying board composition and committee structures, and outlining expectations for an independent risk management function. The FDIC aims to enhance a bank’s safety and soundness, minimizing the likelihood of failure and mitigating potential losses. The FDIC has not yet finalized the proposed guidelines and continues to evaluate the proposed guidelines in light of the comments received during the public comment period.

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

Trust preferred securities issued by a bank holding company, such as the Company, with total consolidated assets of less than $15 billion before May 19, 2010, and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible to be treated as regulatory capital.  For institutions that grow above $15 billion as a result of an acquisition, the trust preferred securities are excluded from Tier 1 capital and instead included in Tier 2 capital. Mortgage servicing assets and deferred tax assets over designated percentages of CET1 are deducted from capital.  In addition, Tier 1 capital includes AOCI, which includes all unrealized gains and losses on available-for-sale debt and equity securities.  However, because of our asset size, we were eligible to elect, and did elect, to permanently opt out of the inclusion of unrealized gains and losses on available-for-sale debt and equity securities in our capital calculations.

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

Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the prior methodology and the amount required under CECL. Concurrent with enactment of the CARES Act, federal banking agencies issued an interim final rule that delayed the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provided banking organizations that implemented CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The changes in the final rule applied only to those banking organizations that elected the CECL transition relief provided under the rule. Banner and the Bank elected this option, and 2024 was the last year of our three- year transition period.

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

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized.  Failure by the Bank to comply with applicable capital requirements would, if unremedied, result in progressively more severe restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator.  Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.  Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements. As of December 31, 2024, Banner and the Bank met the requirements to be “well capitalized” and the capital conservation buffer requirements.

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

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy.  As of December 31, 2024, the Bank’s aggregate recorded loan balances for construction, land development and land loans were 81% of total regulatory capital.  In addition, at December 31, 2024, the Bank’s loans secured by commercial real estate represent 255% of total regulatory capital.

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

Environmental Issues Associated with Real Estate Lending: The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) is a federal statute that generally imposes strict liability on all prior and present “owners and operators” of sites containing hazardous waste.  However, Congress acted to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site.  Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.  To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potentially hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which often substantially exceed the value of the collateral property.

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

Community Reinvestment Act:  The Bank is subject to the Community Reinvestment Act of 1977 (CRA), which requires that federal banking regulatory agencies assess a bank’s performance in meeting the credit needs of its community, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public and is considered when a bank applies to establish a new branch, relocate an existing office, merge, or acquire another federally regulated financial institution. The Bank received an “outstanding” rating in its most recent CRA examination.

On October 24, 2023, federal banking agencies, including the FDIC, issued a final rule to strengthen and modernize CRA regulations. The rule encourages banks to expand access to credit, investment, and banking services in low- and moderate-income communities; adapts to changes in the banking industry, such as mobile and internet banking; provides greater clarity and consistency in applying CRA regulations; and tailors CRA evaluations and data collection to bank size and type. The final rule establishes a new Retail Lending Test for institutions with total assets of $600 million or more, evaluating their record in originating and purchasing loans, including residential mortgage, multifamily, small business, small farm, and, in certain cases, automobile loans. Banks with total assets exceeding $2 billion will be subject to additional performance tests. The rule maintains the requirement for banks to delineate specific facility-based assessment areas around their main office, branches, and deposit-taking remote service facilities. It also allows banks to receive CRA credit for qualified community development activities, regardless of location. The final rule took effect on April 1, 2024, with staggered compliance dates; most provisions become applicable on January 1, 2026.

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

Privacy Standards and Cybersecurity: The Gramm-Leach-Bliley Act of 1999 (GLBA) established a framework allowing affiliations among commercial banks, insurance companies, securities firms, and other financial service providers. Federal banking agencies, including the FDIC, have implemented guidelines mandating that financial institutions develop, implement, and maintain administrative, technical, and physical safeguards to protect client information. These guidelines emphasize risk management, particularly concerning information technology and third-party service providers. Additionally, the GLBA requires financial institutions to disclose their privacy policies to consumers, detailing information-sharing practices and providing options to opt out of certain disclosures.

The California Consumer Privacy Act of 2018 (CCPA), effective January 1, 2020, grants California residents rights regarding their personal information, including the rights to know, delete, and opt out of the sale of their data. The CCPA also introduces a private right of action for data breaches, potentially increasing liability for affected businesses. While the CCPA exempts personal information collected under the GLBA, this exemption does not extend to the private right of action for data breaches. In November 2020, California voters approved the California Privacy Rights Act (CPRA), which amended the CCPA by enhancing consumer privacy rights and establishing the California Privacy Protection Agency for enforcement. Compliance with the CCPA, CPRA, and similar state laws may necessitate the implementation of specific regulatory compliance and risk management controls. Non-compliance could result in substantial fines, penalties, legal actions, and reputational harm.

In 2022, federal banking agencies adopted a rule introducing new notification requirements for banking organizations and their service providers concerning significant cybersecurity incidents. Banks must notify their primary federal regulator as soon as possible, and no later than 36 hours after identifying a computer-security incident that materially affects, or is reasonably likely to materially affect, the bank’s operations, its ability to deliver services, or the stability of the financial sector. Service providers are required to inform affected banks promptly if they experience an incident that has materially disrupted, or is likely to disrupt, services for four or more hours.

Anti-Money Laundering, Bank Secrecy and Client Identification:  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act) was signed into law on October 26, 2001.  The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. Financial institutions must establish procedures to identify and verify the identity of clients seeking to open new financial accounts, and the beneficial owners of accounts. Bank regulators are directed to consider an institution’s effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications.  The Bank’s policies and procedures are designed to comply with the requirements of the USA PATRIOT Act.

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

The Bank Holding Company Act (BHCA):  Under the BHCA, Banner is supervised by the Federal Reserve.  The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.  In addition, the Dodd-Frank Act provides that a bank holding company must serve as a source of financial strength to its subsidiary banks.  A bank holding company’s failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both.  No regulations have yet been proposed by the Federal Reserve to implement the source of strength provisions of the Dodd-Frank Act.  Banner and any subsidiaries that it may control are considered “affiliates” of the Bank within the meaning of the Federal Reserve Act, and transactions between the Bank and affiliates are subject to numerous restrictions.  With some exceptions, Banner and its subsidiaries are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by Banner or by its affiliates.

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

Federal Securities Laws:  Banner’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended.  We are subject to information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934 (the Exchange Act). In addition, the SEC has enacted rules related to the reporting of cybersecurity events that are material to the Company’s operations within a specified time frame.

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

Our operations are significantly affected by national and regional economic conditions.  Weakness in the national economy, or the economies of the markets in which we operate, could have a material adverse effect on our financial condition, results of operations and prospects. We provide banking and financial services primarily to businesses and individuals in the states of Washington, Oregon, California and Idaho, with all of our branches and most of our deposit clients located in these four states.
Our client base is highly concentrated in the Puget Sound area and eastern Washington. A deterioration in the business environment in these regions, or one or more businesses with a large employee base in these areas, could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. As we expand into other areas, such as San Diego, Sacramento, and throughout California, we face additional concentration risks in those markets. Furthermore, trade wars, tariffs, or shifts in trade policies between the United States and other nations could disrupt supply chains, increase costs for businesses, and reduce export opportunities for our clients. These developments may, in turn, negatively impact these businesses and, by extension, our operations and financial performance.

A downturn in economic conditions, be it due to inflation, recessive trends, geopolitical conflicts, adverse weather, severe fire or other natural disasters, or other factors, could have a material adverse effect on our business, financial condition, liquidity and results of operations, including but not limited to:

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

A decline in local economic conditions could disproportionately affect our earnings and capital compared to larger financial institutions with more geographically diverse real estate loan portfolios. Because our loan portfolio is predominantly secured by real estate, deterioration in real estate markets could impair borrowers’ ability to repay loans and reduce the value of the underlying collateral. Real estate values are influenced by a range of factors, including economic conditions, government policies, natural disasters (e.g., fires, earthquakes, flooding and tornadoes), and trade-related pressures affecting construction costs or material availability. Liquidating significant collateral during a period of depressed real estate values could negatively impact our financial condition and profitability.

Adverse changes in regional or general economic conditions may reduce our growth rate, impair our ability to collect loans and generally have a negative effect on our financial condition and results of operations.

Monetary policy, inflation, deflation, and other external economic factors could adversely impact our financial performance and operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could lead to inflation, deflation, or other economic phenomena that could adversely affect our financial performance. Higher U.S. tariffs on imported goods could exacerbate inflationary pressures by increasing the cost of goods and materials for businesses and consumers. This may particularly affect small to medium-sized businesses, as they are less able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, our business clients may experience increased financial strain, reducing their ability to repay loans and adversely impacting our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition. Virtually all of our assets and liabilities are monetary in nature, and as a result, interest rates tend to have a more significant impact on our performance than general levels of inflation or deflation. However, interest rates do not necessarily move in the same direction or magnitude as the prices of goods and services, creating additional uncertainty in the economic environment.

Risks Related to Credit and Lending

Our loan portfolio includes loans with a higher risk of loss.

In addition to first-lien one- to four-family residential real estate lending, we originate construction and land and land development loans, commercial and multifamily real estate loans, commercial business loans, agricultural mortgage and business loans, and consumer loans, primarily within our market areas.  As of December 31, 2024, we had $9.76 billion outstanding in these non-first-lien one- to four-family residential real estate loan categories, compared to $9.29 billion as of December 31, 2023. These loans present risks distinct from those associated with first-lien one- to four-family residential real estate lending for a number of reasons, including the following:

•Construction and Land Loans. At December 31, 2024, construction and land loans were $1.52 billion, or 14% of our total loan portfolio. This type of lending carries inherent uncertainties in estimating a property’s future value upon project completion and the overall cost (including interest) of the project.  These challenges arise from difficulties in estimating construction costs, assessing market value upon project completion, and accounting for the impact of government regulations on real property. Accurately evaluating the total funds required to complete a project and determining the loan-to-value ratio for the completed project is often challenging. If construction cost estimates are inaccurate, we may be required to advance funds beyond the original loan commitment to ensure project completion. Additionally, if the appraised value of the completed project is overstated, we may have inadequate security for loan repayment, resulting in potential losses. Other risks include disputes between borrowers and builders, the failure of builders to pay subcontractors, and the concentration of higher loan amounts among a limited number of builders. A downturn in housing or the real estate market could increase delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Multiple loans to a single builder amplify these risks, as adverse developments in one loan or credit relationship could result in significant losses. At December 31, 2024, non-performing construction and land loans totaled $4.0 million, or 11% of total non-performing loans.

Some construction loans include interest reserves, where accumulated interest is added to the loan principal rather than requiring borrower payments during the loan term. Rising market interest rates can rapidly deplete these reserves before project completion and increase borrowing costs for end-purchasers, potentially reducing their ability to finance the home or diminishing demand for the project. Properties under construction are also challenging to sell and typically need to be completed before a sale can occur, complicating the management of problem construction loans. This may require advancing additional funds or contracting with another builder to complete the project, exposing us to market risks and potential losses on unpaid loan funds and associated costs.

Loans on land under development or held for future construction carry additional risks due to the lack of income generation and reduced collateral liquidity, both of which are highly influenced by supply and demand dynamics. These loans often involve substantial disbursements, with repayment dependent on the success of the project and the borrower’s ability to sell or lease the property or obtain permanent financing.

Our construction loans include both those secured by sales contracts or permanent loans for finished homes and speculative construction loans, where end-purchasers may not be identified during or after the construction period. Speculative construction loans present additional risks related to finding buyers for completed projects. To mitigate this risk, we actively monitor the number of unsold homes in our construction loan portfolio and local housing markets to maintain a balance between home sales and new loan originations. We also limit the number of speculative construction loans approved for each builder based on factors such as financial capacity, market demand, and the ratio of sold to unsold inventory. Additionally, we diversify risk by working with a large number of small- to mid-sized builders across a broad geographic region, encompassing multiple sub-markets within our service area.

•Commercial and Multifamily Real Estate Loans. At December 31, 2024, commercial and multifamily real estate loans were $4.76 billion, or 42% of our total loan portfolio. Many of these loans involve higher principal amounts than other types of loans, and some commercial borrowers maintain multiple loans with us. Consequently, an adverse development with respect to a single loan or credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Repayment of these loans typically depends on the income generated from the property securing the loan, in amounts sufficient to cover operating expenses and debt service. This income may be adversely affected by changes in the economy or local market conditions. In addition, many of our commercial and multifamily real estate loans are not fully amortizing and include large balloon payments at maturity. These balloon payments may require the borrower to either sell or refinance the underlying property, potentially increasing the risk of default or non-payment. If we foreclose on a commercial or multifamily real estate loan, the holding period for the collateral is typically longer than for one- to four-family residential loans as a result of the smaller pool of potential buyers. At December 31, 2024, non-performing commercial and multifamily real estate loans totaled $2.2 million, or 6% of total non-performing loans.

•Commercial Business Loans.  At December 31, 2024, commercial business loans were $2.42 billion, or 21% of our total loan portfolio. These loans are primarily made based on the borrower’s cash flow and, secondarily, on the underlying collateral provided by the borrower. A borrower’s cash flow can be unpredictable, and the value of collateral securing these loans may fluctuate. Most often, this collateral includes accounts receivable, inventory, equipment, or real estate. For loans secured by accounts receivable, the availability of funds for repayment may depend substantially on the borrower’s ability to collect amounts due from its clients. Other types of collateral securing commercial business loans may depreciate over time, be difficult to appraise, lack liquidity, or fluctuate in value depending on the success of the business.  At December 31, 2024, non-performing commercial business loans totaled $7.1 million, or 19% of total non-performing loans.

•Agricultural Loans.  At December 31, 2024, agricultural loans were $340.3 million, or 3% of our total loan portfolio. Repayment of agricultural loans depends on the successful operation of the business and is subject to numerous factors beyond the control of either us or the borrowers. These factors include adverse weather conditions that prevent crop planting or limit yields (such as hail, drought, and floods), loss of crops or livestock due to disease or other causes, declines in market prices for agricultural products (both domestically and internationally), and the impact of government regulations (including changes in price supports, subsidies, tariffs, and environmental policies). Additionally, many farms rely on a limited number of key individuals whose injury or death could significantly affect the farm’s successful operation. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. As a result, agricultural loans may pose a greater degree of risk than other types of loans, particularly those that are unsecured or secured by rapidly depreciating assets, such as farm equipment (some of which is highly specialized and may have little or no resale market), or assets like livestock or crops. In such cases, repossessed collateral from a defaulted agricultural loan may not provide an adequate source of repayment for the outstanding loan balance due to the greater likelihood of damage, loss, or depreciation, or because the collateral’s assessed value exceeds its eventual realization value. At December 31, 2024, non-performing agricultural loans totaled $8.5 million, or 23% of total non-performing loans.

•Consumer Loans.  At December 31, 2024, consumer loans were $721.4 million, or 6% of our total loan portfolio.  Home equity lines of credit, which represented 87% of our total consumer loan portfolio at December 31, 2024, generally entail greater risk than one- to four-family residential mortgage loans where we are in the first lien position. For home equity lines secured by a second mortgage, it is less likely that we will recover all our loan proceeds in the event of default as the value of the property must be sufficient to cover repayment of the first mortgage loan and foreclosure-related costs before the second mortgage loan balance is repaid. For consumer loans that are unsecured or secured by rapidly depreciating assets, such as automobiles, any repossessed collateral from a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the higher likelihood of damage, loss, or depreciation. The remaining deficiency often does not justify further substantial collection efforts against the borrower. Additionally, consumer loan collections depend on the borrower’s financial stability, making them more vulnerable to adverse events such as job loss, divorce, illness, or personal bankruptcy. Furthermore, federal and state laws, including bankruptcy and insolvency laws, may limit the amount recoverable on these loans. Loans we purchased or indirectly originated may also expose us to claims and defenses by borrowers. In such cases, borrowers may assert claims and defenses against us as an assignee that they could have raised against the seller of the underlying collateral. At December 31, 2024, non-performing consumer loans totaled $4.9 million, or 13% of total non-performing loans.

Our business may be adversely affected by credit risk associated with residential property and declining property values.

At December 31, 2024, first-lien one- to four-family residential loans were $1.59 billion or 14% of our total loan portfolio. Our first-lien one- to four-family residential loans are primarily made based on the repayment ability of the borrower and the collateral securing these loans. Foreclosure on the loans requires the value of the property to be sufficient to cover the repayment of the loan, and the costs associated with foreclosure.

This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A downturn in the economy or the housing market in our market areas or a rapid increase in interest rates may reduce the value of the real estate collateral securing these types of loans and increase the risk that we would incur losses if borrowers default on their loans. Residential loans with high combined loan-to-value generally will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which will in turn adversely affect our financial condition and results of operations. At December 31, 2024, non-performing one- to four-family residential loans totaled $10.4 million, or 28% of total non-performing loans.

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
•the duration of the loan;
•the character and creditworthiness of the borrower; and
•changes in economic and industry conditions.

We maintain an allowance for credit losses that we believe is appropriate to provide for lifetime expected credit losses in our loan portfolio. The appropriate level of the allowance for credit losses is determined by Management through periodic reviews and consideration of several factors, including, but not limited to:

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

The ongoing Los Angeles wildfires that began in January 2025 present heightened risks to our loan portfolio and the adequacy of our allowance for loan losses. Borrowers impacted by the fires may face financial hardship, leading to increased loan defaults and reduced repayment capacity. Damage to or destruction of properties securing loans may result in collateral value depreciation, further increasing potential losses. Additionally, inadequate insurance coverage or denied claims may limit recovery efforts and contribute to greater uncertainty in estimating credit losses. Local economic disruptions, such as business closures and job losses, may impair borrowers’ ability to meet financial obligations, requiring adjustments to our credit loss assumptions. The concentration of our loan portfolio in fire-prone areas further increases exposure, while the growing frequency and severity of wildfires due to climate change heightens long-term risks. These factors may necessitate increases to our allowance for loan losses to account for elevated credit risks. While we continuously evaluate our allowance to ensure it reflects current and expected risks, there can be no assurance it will be sufficient to cover actual losses, particularly in the context of ongoing and future wildfire-related challenges.

Bank regulatory agencies also periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of Management. If charge-offs in future periods exceed the allowance for credit losses, we may need additional provision to increase the allowance for credit losses. Any increases in the allowance for credit losses will reduce net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

Risks Related to Merger and Acquisition Strategy

We pursue a strategy of supplementing internal growth by acquiring other financial companies or their assets and liabilities, which we believe will help us fulfill our strategic objectives and enhance our earnings. We may be adversely affected by risks associated with growth through acquisitions.

As part of our general growth strategy, we periodically expand our business through acquisitions. While our primary focus is organic growth, from time to time we engage in discussions with potential acquisition targets as part of our ordinary business activities. There can be no assurance that we will successfully identify suitable acquisition candidates, complete acquisitions, successfully integrate acquired operations into our existing operations, or expand into new markets. Future acquisitions may dilute shareholder value or may have an adverse effect upon our operating results during the integration process. In addition, acquired operations may fail to achieve the profitability levels of our existing operations or meet performance expectations. Transaction-related expenses may also adversely affect our earnings, which could, in turn, negatively impact the value of our stock.

Acquiring banks, bank branches, or businesses involves several risks, including:

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

We may incur impairment to goodwill.

In accordance with generally accepted accounting principles (GAAP), we record assets acquired and liabilities assumed in a business combination at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. As a result, acquisitions typically result in recording goodwill. We perform a goodwill evaluation at least annually to test for goodwill impairment. Our test of goodwill for potential impairment is based on a qualitative assessment by Management that takes into consideration macroeconomic conditions, industry and market conditions, cost or margin factors, financial performance and share price. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to record a non-cash charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such charge could have a material adverse effect on our results of operations.

Risks Related to Market and Interest Rate Changes

Our results of operations, liquidity and cash flows are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income, which is significantly affected by interest rates. Interest rates are highly sensitive to factors beyond our control, such as general economic conditions and policies set by governmental and regulatory bodies, particularly the Federal Reserve. Increases in interest rates could reduce our net interest income, weaken the housing market by curbing refinancing activity and home purchases, and negatively affect the broader U.S. economy, potentially leading to slower economic growth or recessionary conditions.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. If we are unable to manage this risk effectively, our business, financial condition and results of operations could be materially affected.

Our net interest margin, the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities, can be adversely affected by interest rate changes. While yields on assets and costs of liabilities tend to move in the same direction, they may do so at different speeds, causing the margin to expand or contract. As our interest-bearing liabilities often have shorter durations than our interest-earning assets, a rise in interest rates may lead to funding costs increasing faster than asset yields, compressing our net interest margin. Additionally, changes in the slope of the yield curve, such as flattening or inversion, can further pressure our margins as funding costs rise relative to asset yields. Conversely, falling rates can initially reduce our net interest income as our floating-rate assets tend to be more immediately responsive to changes in market rates than most deposit liabilities. In addition, a decline in market interest rates could increase loan prepayments, leading to reinvestment in lower-yielding assets, reducing income.

In a rising rate environment, retaining deposits can become costlier. At December 31, 2024, we had $1.45 billion in certificates of deposit that mature within one year and $12.01 billion in non-interest-bearing, negotiable order of withdrawal (NOW) checking, savings and money market accounts. If deposit and borrowing rates rise faster than loan and investment yields, our net interest income and overall earnings could decline.

A substantial amount of our loans have adjustable interest rates, which may result in a higher rate of default in a rising interest rate environment.  Additionally, a significant portion of our adjustable-rate loans include interest rate floors that prevent the loan’s contractual interest rate from falling below a specified level. At December 31, 2024, approximately 65% of our loan portfolio consisted of adjustable or floating-rate loans, and approximately $5.19 billion, or 70%, of those loans contained interest rate floors. The weighted average floor interest rate of these loans was 4.77%, and approximately $1.34 billion, or 26%, of these loans were at their floor interest rate. The presence of interest rate floors can increase income during periods of declining interest rates, as the rates on these loans cannot adjust downward below the floor. However, this benefit is subject to the risk that borrowers may refinance these loans to take advantage of lower rates. Furthermore, when loans are at their floor interest rates, our interest income may not rise as quickly as our cost of funds during periods of increasing interest rates, which could materially and adversely affect our results of operations.

While we employ asset and liability management strategies to mitigate interest rate risk, unexpected, substantial, or prolonged rate changes could materially affect our financial condition and results of operations. Additionally, our interest rate risk models and assumptions may not fully capture the impact of actual rate changes on our balance sheet or projected operating results.

Our securities portfolio may be negatively impacted by fluctuations in market value and interest rates.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. These fluctuations may result from changes in market interest rates, rating agency actions in respect to the securities, defaults by the issuer or with respect to the underlying securities, lower market prices, or limited investor demand. Our available-for-sale debt securities in an unrealized loss position are evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. If a credit loss is identified, an allowance for credit losses is recorded, resulting in a charge against earnings. Because available-for-sale securities are reported at estimated fair value, changes in interest rates can adversely affect our financial condition. The fair value of fixed-rate securities generally moves inversely with interest rate changes. Unrealized gains and losses on these securities are reported as a separate component of AOCI, net of tax.

Decreases in the fair value of securities—available-for-sale resulting from increases in interest rates could have an adverse effect on shareholders’ equity. Additionally, there is no assurance that the declines in market value will not result in credit losses, which would lead to additional provisions for credit losses that could materially affect our net income and capital levels.

An increase in interest rates, change in the programs offered by secondary market purchasers or our ability to qualify for their programs may reduce our mortgage banking revenues, which would negatively impact our non-interest income.

Our mortgage banking operations provide a significant portion of our non-interest income, primarily through gains on the sale of one-to-four-family residential loans. These loans are sold pursuant to programs offered by Fannie Mae, Freddie Mac, Ginnie Mae, and non-Government Sponsored Enterprise (“GSE”) investors, which collectively account for a substantial portion of the secondary market for such loans. Changes to these programs, our eligibility to participate, the criteria for loan acceptance, or related laws could materially and adversely affect our results of operations.

Mortgage banking is generally considered a volatile source of income because it depends largely on loan volume, which is influenced by prevailing market interest rates. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage banking revenues and a corresponding decrease in non-interest income. Our results of operations are also affected by the amount of non-interest expense associated with mortgage banking activities, including salaries and employee benefits, occupancy, equipment, data processing, and other operating costs. During periods of reduced loan demand, we may face challenges in reducing these expenses proportionately, which could adversely impact our results of operations.

Although we sell loans into the secondary market without recourse, we provide customary representations and warranties to buyers. If these representations and warranties are breached, we may be required to repurchase the loans, potentially incurring a loss.

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

Risks Related to Regulatory, Legal and Compliance

New or proposed FDIC guidelines on corporate governance and risk management standards may affect our profitability, capital adequacy, and reputation.

In October 2023, the FDIC proposed guidelines to establish corporate governance and risk management standards for insured state nonmember banks with total consolidated assets of $10 billion or more. These guidelines focus on defining the responsibilities of the board of directors, specifying board composition and committee structures, establishing expectations for an independent risk management function, and introducing safeguards to prevent a "single point of failure" in risk management processes. If implemented, these guidelines could materially affect us and other banks subject to their requirements in the following ways:

•Compliance with the guidelines may elevate operational complexity and costs, potentially diminishing our net income and return on equity.
•The guidelines could mandate maintaining increased levels of capital or liquidity, which may restrict our ability to leverage assets and generate higher returns.
•The guidelines may subject us to heightened regulatory oversight and enforcement actions, which could adversely affect our reputation and market valuation.
•Banks subject to these guidelines, including us, may face competitive disadvantages compared to financial institutions not subject to similar standards.
•The guidelines’ emphasis on board responsibilities and independence may make it more challenging to attract and retain qualified directors willing to serve on our board.

The full implications of the proposed guidelines on our profitability, capital adequacy, and reputation remain uncertain at this time. However, the potential for increased operational burdens, reduced financial flexibility, and elevated regulatory risks underscores the importance of monitoring developments closely and adapting our governance and risk management practices to meet evolving regulatory expectations. Failure to effectively manage these challenges could have a material adverse effect on our business, financial condition, and results of operations.

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

Additionally, actions by regulatory agencies or significant litigation against us may lead to penalties that materially affect us. These regulations, along with the current tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation or change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and/or otherwise adversely affect us and our profitability. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent registered public accounting firm. Changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations, as could our interpretation of those changes. We cannot predict what restrictions may be imposed upon us with future legislation.

Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and results of operations.

The effects of climate change continue to raise significant concerns about the state of the environment. However, under a new administration, federal policy may shift to reduce the emphasis on climate change initiatives and environmental regulations. This could include scaling back federal participation in international agreements, such as is occurring with the Paris Agreement, and reducing regulatory pressures on businesses, including banks, to address climate-related risks. Legislative and regulatory proposals aimed at combating climate change may face greater scrutiny or diminished priority.

The lack of empirical data regarding the financial and credit risks posed by climate change still makes it difficult to predict its specific impact on our financial condition and results of operations. However, the physical effects of climate change, such as more frequent and severe weather disasters, could directly affect us. For instance, such events may damage real property securing loans in our portfolios or reduce the value of that collateral. If our borrowers’ insurance is insufficient to cover these losses or if insurance becomes unavailable, the value of the collateral securing our loans could be negatively affected, potentially impacting our financial condition and results of operations. Moreover, climate change may adversely affect regional and local economic activity, harming our clients and the communities in which we operate. Regardless of changes in federal policy, the effects of climate change and their unknown long-term impacts could still have a material adverse effect on our financial condition and results of operations.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions and limit our ability to obtain regulatory approval of acquisitions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of clients seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions and limit our ability to obtain regulatory approval of acquisitions. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations. Additionally, any perceived or actual failure to prevent money laundering or terrorist financing activities could significantly damage our reputation. These outcomes could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.

Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing shareholder value. We have established processes and procedures intended to identify, measure, monitor, report, analyze and control the types of risks we face. These risks include liquidity, credit, market, interest rate, operational, legal and compliance, and reputational risks, among others. We also maintain a compliance program designed to identify, measure and report on our adherence to applicable laws, regulations, policies and procedures. Although we continuously assess and improve these programs, there can be no assurance that our risk management or compliance programs, along with other related controls, will effectively mitigate all risk and limit losses in our business. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business financial condition and results of operations could be materially adversely affected.

Our business and financial results could be impacted materially by adverse results in legal proceedings.

Legal proceedings could result in judgments, significant management time and attention, or other adverse effects on our business and financial results. We establish estimated liabilities for legal claims when payments associated with claims become probable and the amount of loss can be reasonably estimated. We may incur losses for a matter even if we have not established an estimated liability. In addition, the actual cost of resolving a legal claim may be substantially higher than any amounts accrued for that matter. The ultimate resolution of any legal proceeding, depending on the remedy granted, could materially adversely affect our results of operations and financial condition.

Risks Related to Cybersecurity, Data and Fraud

We are subject to certain risks in connection with our use of technology.

Our security measures may not be sufficient to mitigate the risk of a cyber-attack. Communications and information systems are essential to our business operations, as we rely on these systems to manage our client relationships, maintain our general ledger, and support virtually all other aspects of our operations. Our business depends on the secure processing, storage, and transmission of confidential and other information through our computer systems and networks. Although we take protective measures and adapt them as circumstances evolve, our systems, software, and networks may remain vulnerable to breaches, fraudulent or unauthorized access, denial or degradation of service attacks, misuse, computer viruses, malware, or other cyber threats. If any of these events occur, they could compromise our or our clients’ confidential information, disrupt operations, or harm our clients or counterparties.

We may incur significant expenses to investigate and remediate security vulnerabilities, enhance protective measures, or address the impact of a cyber-attack. Such incidents could expose us to litigation, regulatory scrutiny, and financial losses not fully covered by insurance. They could also cause significant reputational damage, which may deter clients from using our services.

Cybersecurity risks are particularly acute in internet banking. Increases in criminal sophistication, advances in technology, or vulnerabilities in third-party systems (such as browsers and operating systems) could lead to breaches that compromise the security of data and transactions. A breach could discourage clients from using our online services, negatively impacting our business.

While we have developed and continue to invest in systems and processes to detect and prevent security breaches, no system is foolproof. Breaches could result in financial losses to us or our clients, reputational harm, additional compliance costs, business disruption, regulatory penalties, and potential legal liabilities. These outcomes could materially adversely affect our financial condition, results of operations, and ability to grow our online services. In addition, our security measures may not protect us from system failures or interruptions. Although we have policies and procedures to mitigate such risks, we cannot guarantee their effectiveness. We also rely on third-party providers for data processing and operational support. While we carefully select these providers, we do not control their actions. If a third-party vendor experiences disruptions, cyber-attacks, or fails to meet our service standards, it could impair our ability to process transactions, deliver products and services, or conduct business. Transitioning to alternative vendors could involve significant delays and costs.

Further, information security risks may arise from the processing of client data by third-party vendors and their personnel. We cannot assure you that breaches, system failures, or interruptions will not occur or that they will be adequately addressed by us or our vendors. Additionally, our insurance coverage may not fully protect against all losses from such events.

If any of our third-party providers experience financial, operational, or technological difficulties, or if disruptions occur in our relationships with them, we may be required to find alternative service providers. This could involve negotiating less favorable terms or incurring substantial costs to implement new systems. Any of these occurrences, whether system failures, security breaches, or vendor disruptions, could damage our reputation, result in client and business losses, expose us to regulatory scrutiny and legal liabilities, and have a material adverse effect on our financial condition and results of operations.

Our current and future uses of Artificial Intelligence (AI) and other emerging technologies may create additional risks.

The increasing adoption of AI in financial services presents significant opportunities but also introduces a range of risks that could impact our operations, regulatory compliance, and client trust. AI introduces model risk, where flawed algorithms or biased data could result in inaccurate credit decisions, compliance violations, or discriminatory outcomes in lending or client service. Cybersecurity threats, such as data breaches, adversarial attacks, and data poisoning, pose significant challenges, particularly as these systems handle large volumes of sensitive client information. Additionally, the opaque nature of some AI models, often referred to as "black-box" systems, raises regulatory compliance concerns, as regulators increasingly require transparency and explainability in AI-driven decision-making.

Operational risks also arise from potential system failures, over-reliance on AI, and integration challenges with existing infrastructure. Disruptions in AI systems could impact critical functions such as fraud detection, transaction monitoring, and client support. Ethical and reputational risks, including unintended consequences or perceived unfairness in AI-driven decisions, may erode client trust and expose us to regulatory scrutiny.

Mitigating these risks requires a robust governance framework, regularly testing and auditing of AI models, and strong human oversight. Investments in cybersecurity, data privacy protections, and employee training are critical to managing these risks.

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

Effective liquidity management is essential to our business. We require sufficient liquidity to meet client loan requests, deposit maturities and withdrawals, payments on debt obligations, and other cash commitments under both normal operating conditions and unpredictable circumstances, including events causing industry or financial market stress. An inability to raise funds through deposits, borrowings, loan and investment security sales, or other sources could severely impact our liquidity. We rely on client deposits and, at times, borrowings from the FHLB of Des Moines and other wholesale funding sources to fund operations. Deposit flows and loan and mortgage-related security prepayments are strongly influenced by external factors, such as interest rate trends (both actual and perceived) and market competition. Changes to the FHLB of Des Moines’s lending policies or underwriting guidelines may limit our ability to borrow and adversely affect our liquidity. Although we have historically been able to replace maturing deposits and borrowings, future replacements may be challenging due to changes in our financial condition, the FHLB of Des Moines’s condition, or broader market disruptions. Our access to adequate funding could also be impaired by factors affecting us specifically or the financial industry generally, such as financial market disruptions, negative perceptions of the financial services sector, or deteriorating credit markets. Additional challenges to liquidity could arise from reduced business activity in our core markets, adverse regulatory actions, or negative operating results. Any significant decline in funding availability could impede our ability to originate loans, invest in securities, meet expenses, or fulfill obligations such as repaying borrowings and meeting deposit withdrawal demands, potentially resulting in a material adverse impact on our business, financial condition, and results of operations. Additionally, collateralized public funds (state and local municipal deposits secured by investment-grade securities) help reduce contingent liquidity risk by being less credit-sensitive, however, the pledging of collateral to secure these funds limits their availability as a reserve source of liquidity. While these deposits have historically provided stable funding, their availability depends on the fiscal policies and cash flow needs of individual municipalities.

Benefits of strategic initiatives may not be realized.

Our ability to compete depends on various factors, including our ability to develop and successfully execute strategic plans and initiatives. However, we may not achieve some or all of our strategic objectives. Expected cost savings and revenue growth from these initiatives may not materialize, and the costs of implementation may be greater than anticipated. Additionally, changes in economic conditions beyond our control, such as fluctuations in interest rates, may affect our ability to achieve our objectives. Failure to execute or achieve the anticipated outcomes of our strategic initiatives could negatively impact market perceptions of our company and impede our growth and profitability.

Development of new products and services may impose additional costs on us and may expose us to increased operational risk.

Our financial performance depends, in part, on our ability to develop and market innovative services and adopt new technologies that differentiate our products or create cost efficiencies while controlling related expenses. This reliance is heightened in the current “FinTech” environment, where financial institutions are heavily investing in emerging technologies, such as blockchain, and developing potentially industry-changing products, services, and standards.

The introduction of new products and services requires significant time and resources, including obtaining regulatory approvals. It also entails substantial risks and uncertainties, such as meeting technical and control requirements, keeping pace with rapid technological advancements, accessing client information, and making significant ongoing investments to ensure timely market entry at competitive prices. Additionally, preparing marketing, sales, and other materials that accurately describe the products, services, and their risks is critical.

Failure to manage these challenges increases the risk of operational lapses, which could result in financial liabilities. Factors such as regulatory and internal control requirements, capital demands, competitive alternatives, vendor relationships, and shifting market preferences also influence whether new initiatives can be successfully launched in a timely and appealing manner. If we fail to effectively address these risks in the development and implementation of new products or services, our business and reputation could suffer, potentially leading to a material adverse impact on our consolidated results of operations and financial condition.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

Competition for qualified employees in the banking industry is intense, with a limited pool of candidates experienced in community banking. Our success relies on attracting and retaining skilled management, loan origination, finance, administrative, marketing, and technical personnel, as well as on the continued contributions of key executives, including our president, and other critical employees. Losing any of these individuals could result in a challenging transition period and negatively impact our operations. Additionally, the experience and client relationships of our banking facility managers are vital to maintaining strong connections with the communities we serve. The loss of these key personnel or directors nearing retirement without suitable replacements could adversely affect our business.

We rely on other companies to provide key components of our business infrastructure.

We rely on numerous external vendors to provide products and services necessary for our day-to-day operations. Accordingly, our operations are exposed to risks associated with vendor performance under service level agreements. If a vendor fails to meet its contractual obligations due to changes in its organizational structure, financial condition, support for existing products and services, strategic focus, or any other reason, our operations could be disrupted, potentially causing a material adverse impact on our financial condition and results of operations. Furthermore, we could be adversely affected if a vendor agreement is not renewed or is renewed on terms less favorable to us. Regulatory agencies also require financial institutions to remain accountable for all aspects of vendor performance, including activities delegated to third parties. Additionally, disruptions or failures in the physical infrastructure or operating systems supporting our business and clients, or cyber-attacks or security breaches involving networks, systems, or devices used by our clients to access our services, could lead to client attrition, regulatory fines or penalties, reputational damage, reimbursement or compensation costs, and increased compliance expenses. Any of these outcomes could materially and adversely affect our financial condition and results of operations.

Any inaccurate assumptions in our analytical and forecasting models could cause us to miscalculate our projected revenue or losses, which could adversely affect us.

We use analytical and forecasting models to estimate the effects of economic conditions on our financial assets and liabilities including our mortgage servicing rights. Those models include assumptions about interest rates and consumer behavior that may be incorrect. If our model assumptions are incorrect, improperly applied or inadequate, we may record higher than expected losses or lower than expected revenues which could have a material adverse effect on our business, financial condition and results of operations.

Regulatory changes to Diversity, Equity and Inclusion (“DEI”) and Environmental, Social and Governance (“ESG”) practices may adversely impact our reputation, compliance costs, and business operations.

In light of the recent executive order titled “Ending Illegal Discrimination and Restoring Merit-Based Opportunity” which revokes previous mandates promoting DEI and directs federal agencies to combat “illegal DEI” practices in the private sector, we must reassess our ESG strategies to ensure compliance with the evolving regulatory environment. The order signals a shift in federal oversight and enforcement priorities, potentially affecting internal policies, hiring practices, supplier diversity programs, and corporate governance frameworks.
The executive order rescinds prior directives, such as Executive Order 11246, which required affirmative action and non-discriminatory practices by federal contractors. As a result, federal agencies may reevaluate existing contracts, scrutinize hiring and promotion policies, and take enforcement actions against companies perceived to be engaging in practices that do not align with the revised federal standards. Additionally, new guidance or rulemaking stemming from the executive order could impose restrictions on voluntary DEI initiatives, training programs, or supplier diversity efforts. These developments may necessitate changes to our internal policies, reporting obligations, and public disclosures, creating operational and compliance challenges.
Failure to align our DEI and ESG efforts with the current legal framework could result in reputational damage, legal challenges, and adverse impacts on our operations. Government investigations, enforcement actions, or private litigation challenging our DEI- and ESG-related policies could lead to financial penalties, increased legal costs, and potential restrictions on our ability to engage in government contracting. Moreover, various private third-party organizations continue to evaluate companies based on ESG and DEI practices. Unfavorable ratings from these entities could influence investor decisions, limit access to capital, and generate negative sentiment among stakeholders.
While the executive order aims to eliminate specific DEI programs, investors, customers, and other stakeholders may still expect transparency and commitment to broader ESG goals, including workforce diversity, community engagement, and responsible corporate governance. Companies that scale back DEI initiatives to comply with federal mandates may face backlash from institutional investors, advocacy groups, and employees who view such actions as a retreat from social responsibility commitments. Additionally, inconsistencies between federal and state-level DEI policies may create further complexities, as certain states continue to mandate affirmative action or corporate diversity disclosures. Moreover, the rapid pace of change in legal frameworks, regulatory guidance and enforcement priorities resulting from the recent Presidential transition yields considerably increased uncertainty and compounds the difficulty of establishing and maintaining compliance.

Adapting to the recent regulatory changes is crucial to maintaining our reputation, ensuring operational continuity, and meeting stakeholder expectations in the evolving ESG landscape. Noncompliance or perceived noncompliance with the executive order and related regulatory guidance could expose us to increased regulatory scrutiny, litigation risks, and limitations on business opportunities. At the same time, misalignment with investor and stakeholder expectations regarding ESG and DEI commitments could impair our brand value, reduce employee engagement and retention, and negatively impact our stock performance. Given these factors, we must carefully assess and adjust our policies, disclosures, and risk mitigation strategies to navigate the shifting legal and business environment effectively.

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

Item 1B – Unresolved Staff Comments

None.

Item 1C – Cybersecurity

Risk Management and Strategy

Our cybersecurity risk management and strategy are integrated into our enterprise-wide risk management program, leveraging a “three lines of defense” model to manage risk within the organization. Technology risk (including cybersecurity risk) is considered to be a key risk area for the Company, with Management measuring inherent risk, mitigating controls, and residual risk on a quarterly basis.

The ability to mitigate cybersecurity risks depends on an effective risk assessment process that identifies, measures, controls, and monitors material risks from cybersecurity threats. These threats include any potential unauthorized activities that could compromise the confidentiality, integrity, or availability of the Company’s information systems and data. Our Information Security Program includes a comprehensive information security risk assessment process that incorporates the following elements:

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
•Conducting internal and third-party security assessments, including penetration testing.
•Overseeing third-party vendor risk through due diligence and monitoring.

The risk assessment process is designed to identify assets requiring risk reduction strategies and includes an evaluation of the key factors applicable to the operation. The Company conducts a variety of information security assessments throughout the year, both internally and through third-party specialists.

In designing our Information Security Program, we refer to established industry frameworks – in particular, the Federal Financial Institutions Examination Council (FFIEC) and guidance from the International Organization for Standardization (ISO). The FFIEC framework offers a set of guidelines to help financial institutions effectively manage and mitigate cybersecurity risks. ISO/IEC 27001 is an international standard developed by the ISO specifically for Information Security, Cybersecurity and Privacy Protection (ISCPP). These frameworks provide best practices for managing cybersecurity risks and ensuring information security, and we consider them to be aspirational benchmarks to help inform the design of our Information Security Program. While our program is designed to be robust, the sophistication and evolving nature of cyber threats mean no system can fully eliminate risk. For more information on how cybersecurity risk may affect the Company’s business strategy, results of operations or financial condition, please refer to Item 1A, Risk Factors — Risks Related to Cybersecurity, Data and Fraud.

The Company uses a cross-functional approach to identify, prevent, and mitigate cybersecurity threats and incidents. We have established procedures for the timely escalation and, when required, disclosure of cybersecurity incidents, supported by a formal incident response plan that outlines the steps the Company will take to respond to a cybersecurity incident. While cybersecurity risks could materially affect the Company, past incidents have not materially affected our business strategy, results of operations or financial condition. For further details on potential cybersecurity risks, see Item 1A, Risk Factors — Risks Related to Cybersecurity, Data and Fraud.

Governance

Our Board of Directors annually reviews and approves the Company’s Risk Appetite Statement, which defines key risk categories and associated metrics that are monitored quarterly by Management and reported to the Risk Committee. Management measures and reports inherent risk, mitigating controls, and residual risk for each key risk category and identifies and regularly discusses emerging risks with the Risk Committee.

The Company’s governance and oversight of cybersecurity risks are facilitated through our Information Security Program, which establishes administrative, technical, and physical safeguards designed to protect sensitive information in accordance with FDIC and FFIEC regulations. The program is tailored to align with the Company’s size, complexity and operational scope.

Cybersecurity risk management is led by our Chief Information Officer (CIO) and Chief Information Security Officer (CISO), supported by our information technology and information security teams. The Bank’s Chief Information Officer (CIO) provides direction and oversight for information technology and security across the Company, including existing and emerging initiatives. In this role, she leverages more than 26 years of information technology experience. The Bank’s Chief Information Security Officer (CISO) has been with the Company for more than 13 years and has maintained various applicable cybersecurity and IT audit certifications. Prior to joining the Bank, he worked for a Fortune 500 company and had 15 years of information technology experience working in networking, information security and information technology auditing.

Our Information Technology (IT) Management team is responsible for conducting risk assessments, designing the Information Security Program, overseeing service provider arrangements, establishing risk-based response programs for incidents involving unauthorized data access, providing staff training, conducting testing of key controls, systems, and procedures, and adjusting the program to reflect changes in people, processes, technology, sensitive information, threats, and the business environment (e.g., mergers, acquisitions, alliances, joint ventures, or outsourcing arrangements).

Our IT Management team reports annually to the Risk Committee on the status of the Information Security Program, including risk assessment, risk management and control decisions, service provider arrangements, results of independent testing, cybersecurity incidents and recommendations for improvements. Quarterly status updates are also provided to the Risk Committee.

The Board of Directors plays a crucial role, annually reviewing and approving our Information Security Program. The Board oversees efforts to develop, implement, and maintain an effective Information Security Program, including reviewing Management’s reporting on program effectiveness. The Board of Directors’ Corporate Governance/Nominating Committee considers IT and cybersecurity expertise when assessing potential director candidates to help ensure effective oversight by the Board of Directors.

We maintain a Cybersecurity Incident Response Team (CIRT) to handle technical aspects of the Company’s response to cybersecurity events and an Executive Cybersecurity Event Evaluation Team (ECEET) to assess potential business impacts and disclosure requirements related to cybersecurity events. Both teams may engage cybersecurity legal counsel and other external experts in connection with their respective activities. An escalation process facilitates updates to internal governance groups, including the Company’s Disclosure Committee and/or the Board of Directors’ Audit Committee, each of which also receives a quarterly report from the ECEET chair.

Item 2 – Properties

Banner maintains its administrative offices and main branch office, which is owned by us, in Walla Walla, Washington.  As of December 31, 2024, we have 135 branch offices located in Washington, Oregon, California, and Idaho.  Geographically, we have 65 branches located in Washington, 31 in Oregon, 30 in California and 9 in Idaho.  Of these branch locations, approximately 59% are owned and 41% are leased facilities.  In addition to the branch network, we also operate 13 loan production offices, seven of which are located in Washington, three in California, and one in each state of Oregon, Idaho and Utah.  All loan production offices are leased facilities.  The lease terms for our branch and loan production offices are not individually material.  Lease expirations range from 4 months to 14 years.  Administrative support offices are primarily in Washington, where we have eight facilities, of which we own two and lease six.  Additionally, we have two leased administrative support offices in Idaho and three administrative support offices in Oregon, two owned and one leased.  In the opinion of Management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

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

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our voting common stock is principally traded on the NASDAQ Global Select Market under the symbol “BANR.”  Shareholders of record as of December 31, 2024 totaled 1,670 based upon securities position listings furnished to us by our transfer agent.  This total does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.

Dividends

Banner has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors including required payments on our junior subordinated debentures. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Dividends on common stock from Banner depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. Management’s projections show an expectation that cash dividends will continue for the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2024:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased as Part of Publicly Announced Plan(2)
October 1, 2024 - October 31, 2024	875	$64.61	—	1,722,787
November 1, 2024 - November 30, 2024	148	66.66	—	1,722,787
December 1, 2024 - December 31, 2024	171	74.86	—	1,722,787
Total for quarter	1,194	$66.33	—

(1)    All shares reported in this column were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants in the fourth quarter of 2024, and were not repurchased as part of any publicly announced stock repurchase plan or program. Restricted shares canceled to pay withholding taxes totaled 46,437 and 61,724 during the years ended December 31, 2024 and 2023, respectively.
(2)    On July 25, 2024, the Company announced that its Board of Directors had authorized repurchases of up to 1,722,787 shares of the Company’s common stock (approximately 5% of the Company’s outstanding shares) over the next 12 months. Under the authorization, shares may be repurchased by the Company in open market purchases. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations.

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

Total Return Performance
Index Value
250
200
150
100
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Year Ended
Banner Corporation
NASDAQ Composite
KBW Regional Bank Index
S&P 500

	Year Ended*
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Banner Corporation	$100.00	$87.46	$117.43	$125.86	$110.82	$143.48
NASDAQ Composite	100.00	144.92	177.06	119.45	172.77	223.86
KBW Regional Bank Index	100.00	91.32	124.78	116.15	115.69	130.96
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02

*Assumes $100 invested in Banner Corporation common stock and each index at the close of business on December 31, 2019 and that all dividends were reinvested.  Information for the graph was provided by Bloomberg LP.

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

Executive Overview

Banner’s successful execution of its super community bank model and strategic initiatives has delivered solid core operating results and profitability over the last several years. The Company’s longer term strategic initiatives continue to focus on originating high-quality assets and client acquisition, which we believe will continue to generate strong revenue while maintaining the Company’s moderate risk profile. We strive to uphold our core values, which are to do the right thing for our clients, communities, colleagues, company and shareholders; and to provide consistent and reliable strength through all economic cycles and change events.

2024 Financial Highlights

•Revenues were $608.6 million for the year ended December 31, 2024, compared to $620.4 million for the prior year.
•Adjusted revenue* (the total of net interest income and total non-interest income adjusted for the net gain or loss on the sale of securities and the net change in valuation of financial instruments) was $614.8 million or the year ended December 31, 2024, compared to $643.9 million for the prior year.
•Net income of $168.9 million, or $4.88 per diluted share, for the year ended December 31, 2024, compared to net income of $183.6 million, or $5.33 per diluted share for the prior year.
•Net interest income was $541.7 million for the year ended December 31, 2024, compared to $576.0 million for the prior year.
•Net interest margin, on a tax equivalent basis, was 3.75% compared to 4.01% in the prior year.
•Mortgage banking revenue was $12.2 million for the year ended December 31, 2024, compared to $11.8 million in the prior year.
•Income from deposit fees and other service charges was $43.4 million for the year ended December 31, 2024, compared to $41.6 million for the prior year.
•Non-interest expense was $391.5 million for the year ended December 31, 2024, compared to $382.5 million for the prior year.
•Return on average assets was 1.07% for year ended December 31, 2024, compared to 1.18% for the prior year.
•Efficiency ratio was 64.33%, compared to 61.66% in the prior year.
•Net loans receivable increased 5% to $11.20 billion at December 31, 2024, compared to $10.66 billion a year ago.
•Non-performing assets were $39.6 million, or 0.24% of total assets, at December 31, 2024, compared to $30.1 million, or 0.19% of total assets, a year ago.
•The allowance for credit losses - loans was $155.5 million, or 1.37% of total loans receivable, at December 31, 2024, compared to $149.6 million, or 1.38% of total loans receivable a year ago.
•Total deposits were $13.51 billion at December 31, 2024, compared to $13.03 billion a year ago.
•Core deposits represented 89% of total deposits at December 31, 2024.
•Cash dividends paid to shareholders were $1.92 per share, consistent with the prior year.
•Common shareholders’ equity per share increased to $51.49 at December 31, 2024, compared to $48.12 a year ago.
•Tangible common shareholders’ equity per share* decreased 1% to $40.57 at December 31, 2024, compared to $37.09 a year ago.

* Represents a non-GAAP financial measure. For a reconciliation of the non-GAAP financial measure to the most directly comparable GAAP financial measure, see “Non-GAAP Financial Measures” below.

Selected Financial Data: The following condensed consolidated statements of financial condition and operations and selected performance ratios as of December 31, 2024, 2023 and 2022, and for the years then ended have been derived from our audited consolidated financial statements.

FINANCIAL CONDITION DATA:
	December 31
(In thousands, except shares)	2024	2023	2022
Total assets	$16,200,037	$15,670,391	$15,833,431
Cash and securities (1)	3,607,933	3,687,302	4,178,375
Loans receivable, net	11,199,135	10,660,812	10,005,259
Deposits	13,514,398	13,029,497	13,620,059
Borrowings	563,012	665,141	456,603
Total shareholders’ equity	1,774,326	1,652,691	1,456,432
Shares outstanding	34,459,832	34,348,369	34,194,018

OPERATING DATA:
	For the Year Ended December 31
(In thousands)	2024	2023	2022
Interest income	$766,103	$701,572	$572,569
Interest expense	224,387	125,567	19,390
Net interest income	541,716	576,005	553,179
Provision for credit losses	7,581	10,789	10,364
Net interest income after provision for credit losses	534,135	565,216	542,815
Deposit fees and other service charges	43,371	41,638	44,459
Mortgage banking operations revenue	12,207	11,817	10,834
Net loss on sale of securities	(5,190)	(19,242)	(3,248)
Net change in valuation of financial instruments carried at fair value	(982)	(4,218)	807
All other non-interest income	17,482	14,414	22,403
Total non-interest income	66,888	44,409	75,255
Salary and employee benefits	250,555	244,563	242,266
All other non-interest expenses	140,983	137,975	135,029
Total non-interest expense	391,538	382,538	377,295
Income before provision for income tax expense	209,485	227,087	240,775
Provision for income tax expense	40,587	43,463	45,397
Net income	$168,898	$183,624	$195,378

PER COMMON SHARE DATA:
	At or For the Years Ended December 31
	2024	2023	2022
Net income:
Basic	$4.90	$5.35	$5.70
Diluted	4.88	5.33	5.67
Diluted adjusted earnings per share (10)	5.01	5.88	5.69
Common shareholders’ equity per share (2)	51.49	48.12	42.59
Common shareholders’ tangible equity per share (2)(10)	40.57	37.09	31.41
Cash dividends	1.92	1.92	1.76
Dividend payout ratio (basic)	39.18%	35.89%	30.88%
Dividend payout ratio (diluted)	39.34%	36.02%	31.04%

OTHER DATA:
	As of December 31,
	2024	2023	2022
Full-time equivalent employees	1,956	1,966	1,931
Number of branches	135	135	137

KEY FINANCIAL RATIOS:
	At or For the Years Ended December 31
	2024	2023	2022
Performance Ratios:
Return on average assets (3)	1.07%	1.18%	1.18%
Adjusted return on average assets (4) (10)	1.10	1.30	1.19
Return on average common equity (5)	9.91	11.94	12.79
Adjusted return on average equity (6) (10)	10.19	13.17	12.83
Average common equity to average assets	10.80	9.88	9.26
Net interest margin (tax equivalent) (7)	3.75	4.01	3.68
Non-interest income to average assets	0.42	0.29	0.46
Non-interest expense to average assets	2.48	2.46	2.29
Efficiency ratio (8)	64.33	61.66	60.04
Adjusted efficiency ratio (10)	62.29	57.89	57.99
Average interest-earning assets to funding liabilities	107.60	106.67	104.16
Loans to deposits ratio	84.26	83.05	74.92
Selected Financial Ratios:
Allowance for credit losses - loans as a percent of total loans at end of period	1.37	1.38	1.39
Net (charge-offs)/recoveries as a percent of average outstanding loans during the period	(0.02)	(0.03)	0.01
Non-performing assets as a percent of total assets	0.24	0.19	0.15
Allowance for credit losses - loans as a percent of non-performing loans (9)	420.83	505.52	615.25
Common shareholders’ equity to total assets	10.95	10.55	9.20
Common shareholders’ tangible equity to tangible assets (10)	8.84	8.33	6.95
Consolidated Capital Ratios:
Total capital to risk-weighted assets	15.04	14.58	14.04
Tier 1 capital to risk-weighted assets	13.08	12.64	12.13
Tier 1 capital to average leverage assets	11.05	10.56	9.45
Common equity tier I capital to risk-weighted assets	12.44	11.97	11.44

(1)Includes available-for-sale and held-to-maturity securities.
(2)Calculated using shares outstanding.
(3)Net income divided by average assets.
(4)Adjusted earnings (non-GAAP) divided by average assets.
(5)Net income divided by average common equity.
(6)Adjusted earnings (non-GAAP) divided by average equity.
(7)Net interest income as a percent of average interest-earning assets on a tax equivalent basis.
(8)Non-interest expenses divided by the total of net interest income and non-interest income.
(9)Non-performing loans consist of nonaccrual and 90 days past due loans still accruing interest.
(10)Represents a non-GAAP financial measure. For a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measure, see, “Non-GAAP Financial Measures” below.

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

	For the Years Ended December 31
	2024	2023	2022
ADJUSTED REVENUE:
Net interest income (GAAP)	$541,716	$576,005	$553,179
Non-interest income (GAAP)	66,888	44,409	75,255
Total revenue (GAAP)	608,604	620,414	628,434
Exclude: Net loss on sale of securities	5,190	19,242	3,248
Net change in valuation of financial instruments carried at fair value	982	4,218	(807)
Gain on sale of branches	—	—	(7,804)
Adjusted revenue (non-GAAP)	$614,776	$643,874	$623,071
ADJUSTED EARNINGS:
Net income (GAAP)	$168,898	$183,624	$195,378
Exclude: Net loss on sale of securities	5,190	19,242	3,248
Net change in valuation of financial instruments carried at fair value	982	4,218	(807)
Gain on sale of branches	—	—	(7,804)
Banner Forward expenses (1)	—	1,334	5,293
Loss on extinguishment of debt	—	—	793
Related tax benefit	(1,481)	(5,951)	(174)
Total adjusted earnings (non-GAAP)	$173,589	$202,467	$195,927

Diluted earnings per share (GAAP)	$4.88	$5.33	$5.67
Diluted adjusted earnings per share (non-GAAP)	$5.01	$5.88	$5.69

	For the Years Ended December 31
ADJUSTED EFFICIENCY RATIO:	2024	2023	2022
Non-interest expense (GAAP)	$391,538	$382,538	$377,295
Exclude: Banner Forward expenses (1)	—	(1,334)	(5,293)
CDI amortization	(2,626)	(3,756)	(5,279)
State/municipal tax expense	(5,648)	(5,260)	(4,693)
REO operations	(293)	538	104
Loss on extinguishment of debt	—	—	(793)
Adjusted non-interest expense (non-GAAP)	$382,971	$372,726	$361,341

Net interest income (GAAP)	$541,716	$576,005	$553,179
Non-interest income (GAAP)	66,888	44,409	75,255
Total revenue (GAAP)	608,604	620,414	628,434
Exclude: Net loss on sale of securities	5,190	19,242	3,248
Net change in valuation of financial instruments carried at fair value	982	4,218	(807)
Gain on sale of branches	—	—	(7,804)
Adjusted revenue (non-GAAP)	$614,776	$643,874	$623,071

Efficiency ratio (GAAP)	64.33%	61.66%	60.04%
Adjusted efficiency ratio (non-GAAP)	62.29%	57.89%	57.99%

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

	December 31
	2024	2023	2022
Shareholders’ equity (GAAP)	$1,774,326	$1,652,691	$1,456,432
Exclude goodwill and other intangible assets, net	376,179	378,805	382,561
Common shareholders’ tangible equity (non-GAAP)	$1,398,147	$1,273,886	$1,073,871
Total assets (GAAP)	$16,200,037	$15,670,391	$15,833,431
Exclude goodwill and other intangible assets, net	376,179	378,805	382,561
Total tangible assets (non-GAAP)	$15,823,858	$15,291,586	$15,450,870
Common shareholders’ equity to total assets (GAAP)	10.95%	10.55%	9.20%
Common shareholders’ tangible equity to tangible assets (non-GAAP)	8.84%	8.33%	6.95%
Common shares outstanding	34,459,832	34,348,369	34,194,018
Common shareholders’ equity (book value) per share (GAAP)	$51.49	$48.12	$42.59
Common shareholders’ tangible equity (tangible book value) per share (non-GAAP)	$40.57	$37.09	$31.41

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires Management to make estimates, assumptions and judgments that affect amounts reported in the consolidated financial statements. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Management believes the following estimates require difficult, subjective or complex judgments and, therefore, Management considers the following to be critical accounting estimates.

Allowance for Credit Losses: The allowance for credit losses reflects Management’s evaluation of our loans and their estimated loss potential, as well as the risk inherent in various components of the portfolio. Significant judgment and assumptions are applied in estimating the allowance for credit losses. These judgments, assumptions and estimates are susceptible to significant changes based on the current environment. Among the material estimates required to establish the allowance for credit losses are a reasonable and supportable forecast; a reasonable and supportable forecast period and the reversion period; value of collateral; strength of guarantors; the amount and timing of future cash flows for loans individually evaluated; and determination of the qualitative loss factors.

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

Management considers various economic scenarios and forecasts to arrive at the estimate that most reflects Management’s expectations of future conditions. As of December 31, 2024, Management used a baseline forecast to estimate the allowance for credit losses. The selection of a more optimistic or pessimistic economic forecast would result in a lower or higher allowance for credit losses. While there are multiple economic forecast scenarios available, the use of a protracted slump economic forecast would have increased the allowance for credit losses - loans by approximately 11% as of December 31, 2024, where the use of a stronger near-term growth economic forecast would have resulted in a negligible decrease in the allowance for credit losses - loans as of December 31, 2024.

Management uses a scale to assign qualitative and environmental (QE) factor adjustments based on the level of estimated impact which requires a significant amount of judgment. Some QE factors impact all loan segments equally while others may impact some loan segments more or less than others. If Management’s judgment was different for a QE factor that impacts all loan segments equally, a five basis-point change in this QE factor would increase or decrease the allowance for credit losses by 3.7% as of December 31, 2024.

Fair Value Accounting and Measurement: We use fair value measurements to record certain financial assets and liabilities at their estimated fair value. A hierarchical disclosure framework associated with the level of pricing observability is utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Determining the fair value of financial instruments with unobservable inputs requires a significant amount of judgment. This includes the discount rate used to fair value our trust preferred securities and junior subordinated debentures. A 25 basis-point increase or decrease in the discount rate used to calculate the fair value of our trust preferred securities would result in a $514,000 decrease or increase in the reported fair value as of December 31, 2024, with an offsetting adjustment to our accumulated other comprehensive income. A 25 basis-point increase or decrease in the discount rate used to calculate the fair value of our junior subordinated debentures would result in a $1.3 million decrease or increase in the reported fair value as of December 31, 2024, with an offsetting adjustment to our accumulated other comprehensive income.

Comparison of Financial Condition at December 31, 2024 and 2023

General. Total assets increased to $16.20 billion at December 31, 2024, compared to $15.67 billion at December 31, 2023.  The increase in assets was primarily due to loan growth and an increase in interest-bearing deposits, partially offset by the decrease in the securities portfolio in 2024.

Total loans receivable (gross loans less deferred fees and discounts and excluding loans held for sale) increased $544.2 million, or 5%, to $11.35 billion at December 31, 2024, from $10.81 billion at December 31, 2023.  The increase in total loans receivable primarily reflects growth in multifamily real estate, commercial business, commercial real estate and one- to four-family residential loan balances.

The aggregate of securities and interest-bearing deposits decreased $73.1 million, or 2%, to $3.40 billion at December 31, 2024, compared to $3.48 billion a year earlier, primarily due to a decrease in securities, partially offset by an increase in interest-bearing deposits.  Securities decreased to $3.11 billion at December 31, 2024, from $3.43 billion at December 31, 2023, primarily due to normal security portfolio cash flows. Fair value adjustments for securities designated as available-for-sale reflected a decrease of $5.0 million for the year ended December 31, 2024, which was included net of the associated tax benefit as a component of other comprehensive income. The average effective duration of our securities portfolio was approximately 6.6 years at December 31, 2024, compared to 6.5 years at December 31, 2023.

Deposits increased $484.9 million, or 4%, to $13.51 billion at December 31, 2024, from $13.03 billion at December 31, 2023, with core deposits increasing $462.7 million and certificates of deposit increasing $22.2 million. The increase in core deposits reflects increases in interest-bearing transaction and savings accounts.  Core deposits were 89% of total deposits at both December 31, 2024 and 2023. Non-interest-bearing deposits decreased by $200.8 million, or 4%, to $4.59 billion from $4.79 billion at December 31, 2023, while interest-bearing transaction and savings accounts increased by $663.5 million, or 10%, to $7.42 billion at December 31, 2024, from $6.76 billion at December 31, 2023. Certificates of deposit increased $22.2 million, or 2%, to $1.50 billion at December 31, 2024, from $1.48 billion at December 31, 2023, primarily due to clients moving funds from core deposit accounts to higher yielding certificates of deposit, partially offset by a $57.7 million decrease in brokered deposits. We had $50.3 million of brokered deposits at December 31, 2024, compared to $108.1 million at December 31, 2023.

We had $290.0 million and $323.0 million of FHLB advances at December 31, 2024 and 2023, respectively. Other borrowings, consisting of retail repurchase agreements primarily related to client cash management accounts, decreased $57.6 million to $125.3 million at December 31, 2024, compared to $182.9 million at December 31, 2023. Junior subordinated debentures totaled $67.5 million at December 31, 2024, compared to $66.4 million at December 31, 2023. Subordinated notes, net of issuance costs, were $80.3 million at December 31, 2024, compared to $92.9 million at December 31, 2023. The decrease was due to the Bank’s purchase of $13.0 million of Banner’s outstanding subordinated debt during 2024.

Total shareholders’ equity increased $121.6 million, to $1.77 billion at December 31, 2024, compared to $1.65 billion at December 31, 2023. The increase in shareholders’ equity primarily reflects $168.9 million of net income and an $11.9 million increase in AOCI. This increase was partially offset by $67.0 million of cash dividends paid or accrued to common shareholders. There were no shares of common stock repurchased during the year ended December 31, 2024. Common shareholder’s equity to total assets was 10.95% and 10.55% at December 31, 2024 and 2023, respectively. Tangible common shareholders’ equity (a non-GAAP financial measure), which excludes goodwill and other intangible assets was $1.40 billion, or 8.84% of tangible assets at December 31, 2024, compared to $1.27 billion, or 8.33% at December 31, 2023. The increase in tangible common shareholders’ equity as a percentage of tangible assets was primarily due to the previously mentioned increase in AOCI and an increase in retained earnings. The Company’s book value per share was $51.49 at December 31, 2024, compared to $48.12 per share a year ago, and its tangible book value per share (a non-GAAP financial measure) was $40.57 at December 31, 2024, compared to $37.09 per share a year ago. See, “Executive Overview - Non-GAAP Financial Measures” above for a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures.

Investments.  At December 31, 2024, our securities portfolio totaled $3.11 billion, consisting principally of mortgage-backed and mortgage-related securities.  Our investment levels may be increased or decreased depending upon Management’s projections as to the demand for funds to be used in our loan origination, deposit and other activities, and upon yields available on investment alternatives.  During the year ended December 31, 2024, our aggregate investment in securities decreased $326.8 million, primarily due to normal security portfolio cash flows and the sale of securities. Mortgage-backed securities decreased $219.4 million and U.S. Government and agency obligations decreased $26.3 million, while municipal bonds decreased $6.8 million, corporate debt obligations decreased $23.1 million and asset-backed securities decreased $50.1 million.

U.S. Government and Agency Obligations:  Our portfolio of U.S. Government and agency obligations had a carrying value of $8.2 million (with an amortized cost of $8.8 million) at December 31, 2024, a weighted average contractual maturity of 13 years and a weighted average coupon rate of 4.11%.  Many of the U.S. Government and agency obligations we own include call features which allow the issuing agency the right to call the securities at various dates prior to the final maturity.

Mortgage-Backed Obligations:  At December 31, 2024, our mortgage-backed and mortgage-related securities had a carrying value of $2.24 billion ($2.56 billion at amortized cost, with a net unrealized loss adjustment of $319.0 million).  The weighted average coupon rate of these securities was 2.60% and the weighted average contractual maturity was 26 years, although we receive principal payments on these securities each month resulting in a much shorter expected average life.  As of December 31, 2024, 97% of the mortgage-backed and mortgage-related securities pay interest at a fixed rate.

Municipal Bonds:  The carrying value of our tax-exempt bonds at December 31, 2024 was $493.5 million ($512.3 million at amortized cost), comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and, to a lesser extent, revenue bonds (i.e., backed by revenues from the specific project being financed) issued by cities and counties and various housing authorities, and hospital, school, water and sanitation districts.  We also had taxable bonds in our municipal bond portfolio, which at December 31, 2024 had a carrying value of $68.5 million ($79.9 million at amortized cost).  Many of our qualifying municipal bonds are not rated by a nationally recognized credit rating agency due to the smaller size of the total issuance and a portion of these bonds have been acquired through direct private placement by the issuers. We have not experienced any defaults or payment deferrals on our current portfolio of municipal bonds.  Our combined municipal bond portfolio is geographically diverse, with the majority within the states of Washington, Oregon, Texas and California. At December 31, 2024, our municipal bond portfolio, including taxable and tax-exempt, had a weighted average maturity of approximately 22 years and a weighted average coupon rate of 3.13%.

Corporate Bonds:  Our corporate bond portfolio had a carrying value of $127.5 million ($134.0 million at amortized cost) at December 31, 2024.  At December 31, 2024, the portfolio had a weighted average maturity of 11.0 years and a weighted average coupon rate of 4.82%.

Asset-Backed Securities:  At December 31, 2024, our asset-backed securities portfolio had a carrying value of $170.8 million (with an amortized cost of $170.6 million), and was comprised of collateralized loan obligations.  The weighted average coupon rate of these securities was 6.51% and the weighted average contractual maturity was 14 years. At December 31, 2024, 100% of these securities had adjustable interest rates tied to three-month SOFR.

The following tables set forth certain information regarding carrying values and percentage of total carrying values of our portfolio of securities—trading and securities—available-for-sale, both carried at estimated fair market value, and securities—held-to-maturity, carried at amortized cost, net of the allowance for credit losses - securities, as of December 31, 2024, 2023 and 2022 (dollars in thousands):

Table 1: Securities

	December 31
	2024		2023		2022
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Trading
Corporate bonds (1)	$—	n/a	$—	n/a	$28,694	100%
Total securities—trading	$—	n/a	$—	n/a	$28,694	100%

Available-for-Sale
U.S. Government and agency obligations	$7,933	—%	$34,189	1%	$55,108	2%
Municipal bonds	123,982	6	132,905	6	261,209	9
Corporate bonds	124,990	6	119,123	5	121,853	4
Mortgage-backed or related securities	1,676,848	80	1,866,714	79	2,139,336	77
Asset-backed securities	170,758	8	220,852	9	211,525	8
Total securities—available-for-sale	$2,104,511	100%	$2,373,783	100%	$2,789,031	100%

Held-to-Maturity
U.S. Government and agency obligations	$302	—%	$307	—%	$312	—%
Municipal bonds	438,053	44	465,875	44	503,117	45
Corporate bonds	2,504	—	2,606	—	2,961	—
Mortgage-backed or related securities	560,705	56	590,267	56	611,577	55
Total securities—held-to-maturity	$1,001,564	100%	$1,059,055	100%	$1,117,967	100%
Estimated market value	$825,528		$907,514		$942,180

(1) In the fourth quarter of 2023, our corporate bonds classified as trading were transferred to available-for-sale.

The following table shows the maturity or period to repricing of our available-for-sale and held-to-maturity securities as of December 31, 2024 (dollars in thousands):

Table 2: Securities Available-for-Sale and Held-to-Maturity—Maturity/Repricing and Rates

	December 31, 2024
	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Government and agency obligations	$372	2.70%	$1,666	5.81%	$2,653	2.32%	$3,544	2.85%	$8,235	3.27%
Municipal bonds:
Taxable	2,558	4.15%	7,232	3.88%	2,893	2.18%	55,858	2.81%	68,541	2.95%
Tax exempt (1)	842	4.89%	5,553	2.87%	29,397	3.67%	457,702	3.57%	493,494	3.57%
	3,400	4.34%	12,785	3.44%	32,290	3.53%	513,560	3.49%	562,035	3.49%
Corporate bonds	5,813	4.40%	20,411	4.53%	74,477	3.81%	26,793	9.77%	127,494	5.21%
Mortgage-backed or related securities	17,197	3.46%	112,564	3.24%	171,943	2.23%	1,935,849	2.65%	2,237,553	2.65%
Asset-backed securities	—	—%	—	—%	141,258	6.71%	29,500	6.74%	170,758	6.71%
Total securities—available-for-sale and held-to-maturity - carrying value	$26,782	3.77%	$147,426	3.46%	$422,621	4.11%	$2,509,246	2.94%	$3,106,075	3.13%
Total securities—available-for-sale and held-to-maturity - estimated market value	$26,777		$146,905		$420,152		$2,336,205		$2,930,039

(1)Tax-exempt weighted average yield is calculated on a tax equivalent basis using a federal tax rate of 21% and a tax disallowance of 10%.

Loans and Lending.  Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans to total deposits ratio at a level designed to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. Our loan-to-deposit ratio at December 31, 2024, was 84%. We offer a wide range of loan products to meet the demands of our clients. Our lending activities are primarily directed toward the origination of commercial real estate and business loans. While we originate a variety of loans, our ability to originate each type of loan depends upon the relative client demand and competition in each market we serve.  We continue to implement strategies designed to capture more market share and achieve increases in targeted loans. New loan originations and portfolio balances will continue to be significantly affected by economic activity and changes in interest rates.

The following table shows loan origination activity (excluding loans held for sale) for the years ended December 31, 2024, 2023 and 2022 (in thousands):

Table 3: Loan Originations

	Years Ended
	Dec 31, 2024	Dec 31, 2023	Dec 31, 2022
Commercial real estate	$408,546	$309,022	$418,635
Multifamily real estate	6,593	57,046	37,612
Construction, land and land development	1,759,799	1,541,383	1,935,476
Commercial business	752,269	585,047	1,034,950
Agricultural business	79,715	84,072	89,655
One- to four-family residential	106,085	167,951	358,976
Consumer	356,543	300,913	545,254
Total loan originations (excluding loans held for sale)	$3,469,550	$3,045,434	$4,420,558

One- to Four-Family Residential Lending:  At December 31, 2024, $1.59 billion, or 14% of our loan portfolio, consisted of permanent loans on one- to four-family residences.  We are active originators of one- to four-family residential loans in the communities we serve. Our balance of loans for one- to four-family residences increased by $73.2 million in 2024, compared to the prior year. The increase in one- to four-family residential loans during 2024 was primarily the result of a higher percentage of one- to four-family construction loans converting to one- to four-family residential loans and a larger percentage of new production being held in portfolio.

Construction, Land and Land Development Lending:  Our construction loan originations have been relatively strong in recent years as builders have expanded production and experienced strong home sales in many markets where we operate.  At December 31, 2024, construction, land and land development loans totaled $1.52 billion, or 14% of total loans. The largest shifts in this portfolio occurred in commercial construction and land and land development loans. Commercial construction loans decreased $47.6 million, or 28%, to $122.4 million at December 31, 2024, primarily due to the conversion of commercial construction loans to the commercial real estate portfolio upon the completion of the construction phase, partially offset by new loan production. Commercial construction loans represented approximately 1% of our total loan portfolio at December 31, 2024, comprised primarily of retail property construction projects. Land and land development loans increased $33.0 million, or 10%, to $369.7 million at December 31, 2024. Land and land development loans represented approximately 3% of our total loan portfolio at December 31, 2024 and was comprised of residential properties for personal use and development. Multifamily construction loans increased $9.7 million, or 2%, to $513.7 million at December 31, 2024. Multifamily construction loans represented approximately 5% of our total loan portfolio at December 31, 2024 and was comprised of affordable housing projects and, to a lesser extent, market rate multifamily projects across our footprint. One- to four-family construction loans decreased $12.2 million, or 2%, to $514.2 million at December 31, 2024. One- to four-family construction loans represented approximately 5% of our total loan portfolio at December 31, 2024, and included speculative construction loans, as well as “all-in-one” construction loans made to owner occupants that convert to permanent loans upon completion of the homes that, depending on market conditions, may be subsequently sold into the secondary market.

Commercial and Multifamily Real Estate Lending:  We originate loans secured by commercial and multifamily real estate.  These loans include both fixed- and adjustable-rate loans with intermediate terms of generally five to 10 years.  At December 31, 2024, our loan portfolio included $3.86 billion of commercial real estate loans, or 34% of the total loan portfolio, and $894.4 million of multifamily real estate loans, or 8% of the total loan portfolio. The increase in commercial real estate loans was primarily the result of new loan production and the conversion of commercial construction loans to commercial real estate loans upon the completion of the construction phase. Our commercial real estate portfolio consists of loans on a variety of property types with no significant concentrations by property type, borrowers or locations.  Approximately 12% of our commercial real estate portfolio was secured by retail property at December 31, 2024. Within this portfolio, we have limited exposure to the office sector, with only 6% of total loans secured by office properties, nearly 55% of which are owner-occupied. The increase in multifamily real estate loans was the result of the conversion of multifamily construction loans to multifamily real estate loans upon the completion of the construction phase.

Commercial Business Lending:  Our commercial business lending is directed toward meeting the credit and related deposit needs of various small-to-medium-sized business and agribusiness borrowers operating in our primary market areas.  In addition to providing earning assets, this type of lending has helped increase our deposit base. At December 31, 2024, commercial business loans, including small business scored, totaled $2.42 billion, or 21% of total loans. Our commercial business loan portfolio at December 31, 2024 reflects an increase of 6% from December 31, 2023. Our commercial business lending, to a lesser extent, includes participation in certain syndicated loans, including shared national credits which totaled $227.4 million, or 2% of our loan portfolio, at December 31, 2024.

Agricultural Lending:  Agriculture is a major industry in our footprint.  While agricultural loans are not a large part of our portfolio, we routinely make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting.  Payments on agricultural loans depend, to a large degree, on the results of operation of the related farm entity.  The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile at times.  At December 31, 2024, agricultural loans totaled $340.3 million, or 3% of the loan portfolio.

Consumer and Other Lending:  Consumer lending has traditionally been a modest part of our business with loans made primarily to accommodate our existing client base. At December 31, 2024, our consumer loans increased $22.0 million to $721.4 million, or 6% of our loan portfolio, compared to December 31, 2023.  As of December 31, 2024, 87% of our consumer loans were secured by one- to four-family residences through home equity lines of credit.  Credit card balances totaled $45.2 million at December 31, 2024.

Loan Servicing Portfolio:  At December 31, 2024, we were servicing $3.18 billion of loans for others and held $12.7 million in escrow for our portfolio of loans serviced for others.  The loan servicing portfolio at December 31, 2024 was comprised of $1.36 billion of Freddie Mac residential mortgage loans, $1.00 billion of Fannie Mae residential mortgage loans, $430.7 million of Oregon Housing residential mortgage loans, $65.5 million of SBA loans and $314.5 million of other loans serviced for a variety of investors.  The portfolio included loans secured by property located primarily in the states of Washington, Oregon, Idaho and California.  For the years ended December 31, 2024 and 2023, we recognized $8.2 million and $7.8 million of loan servicing income in our results of operations, respectively.

The following table sets forth the composition of the Company’s loan portfolio, net of discounts and deferred fees and costs, by type of loan as of the dates indicated (dollars in thousands):

Table 4: Loan Portfolio Analysis

	December 31, 2024		December 31, 2023		December 31, 2022
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,027,426	9%	$915,897	8%	$845,320	8%
Investment properties	1,623,672	14	1,541,344	14	1,589,975	16
Small balance CRE	1,213,792	11	1,178,500	11	1,200,251	12
Total commercial real estate	3,864,890	34	3,635,741	33	3,635,546	36
Multifamily real estate	894,425	8	811,232	8	645,071	6
Construction, land and land development:
Commercial construction	122,362	1	170,011	2	184,876	2
Multifamily construction	513,706	5	503,993	5	325,816	3
One- to four-family construction	514,220	5	526,432	5	647,329	6
Land and land development	369,663	3	336,639	3	328,475	3
Total construction, land and land development	1,519,951	14	1,537,075	15	1,486,496	14
Commercial business:
Commercial business	1,316,321	11	1,252,088	12	1,275,813	13
SBA PPP	2,012	—	3,646	—	7,594	—
Small business scored	1,104,117	10	1,022,154	9	947,092	9
Total commercial business	2,422,450	21	2,277,888	21	2,230,499	22
Agricultural business, including secured by farmland:
Agricultural business, including secured by farmland	340,280	3	331,089	3	294,743	3
SBA PPP	—	—	—	—	334	—
Total agricultural business, including secured by farmland	340,280	3	331,089	3	295,077	3
One- to four-family residential	1,591,260	14	1,518,046	14	1,173,112	12
Consumer:
Consumer—home equity revolving lines of credit	625,680	5	588,703	5	566,291	6
Consumer—other	95,720	1	110,681	1	114,632	1
Total consumer	721,400	6	699,384	6	680,923	7
Total loans	11,354,656	100%	10,810,455	100%	10,146,724	100%
Less allowance for credit losses – loans	(155,521)		(149,643)		(141,465)
Net loans	$11,199,135		$10,660,812		$10,005,259

The following table sets forth the Company’s loans by geographic concentration at December 31, 2024, 2023 and 2022 (dollars in thousands):

Table 5: Loans by Geographic Concentration

	December 31, 2024		December 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent	Amount	Percent
Washington	$5,245,886	46%	$5,095,602	47%	$4,777,546	47%
California	2,861,435	25	2,670,923	25	2,484,980	25
Oregon	2,113,229	19	1,974,001	18	1,826,743	18
Idaho	665,158	6	610,064	5	565,586	5
Utah	82,459	1	68,931	1	75,967	1
Other	386,489	3	390,934	4	415,902	4
Total	$11,354,656	100%	$10,810,455	100%	$10,146,724	100%
The geographic concentration of our commercial real estate portfolio, as of December 31, 2024, was 48% in Washington and 26% in California.

The following table sets forth certain information at December 31, 2024 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of unamortized premiums and discounts and exclude loans held for sale (in thousands):

Table 6: Loans by Maturity

	Maturing in One Year or Less	Maturing After One to Five Years	Maturing After Five to Fifteen Years	Maturing After Fifteen Years	Total
Commercial real estate:
Owner-occupied	$69,859	$176,780	$755,526	$25,261	$1,027,426
Investment properties	105,984	536,474	807,897	173,317	1,623,672
Small balance CRE	78,392	389,344	675,611	70,445	1,213,792
Total commercial real estate	254,235	1,102,598	2,239,034	269,023	3,864,890
Multifamily real estate	144,129	158,174	314,610	277,512	894,425
Construction, land and land development:
Commercial construction	89,666	27,585	5,111	—	122,362
Multifamily construction	343,050	159,017	—	11,639	513,706
One- to four-family construction	441,956	72,264	—	—	514,220
Land and land development	119,963	93,845	153,110	2,745	369,663
Total construction, land and land development	994,635	352,711	158,221	14,384	1,519,951
Commercial business:
Commercial business	475,066	271,265	463,989	108,013	1,318,333
Small business scored	72,670	211,566	320,235	499,646	1,104,117
Total commercial business	547,736	482,831	784,224	607,659	2,422,450
Agricultural business, including secured by farmland	120,217	90,006	128,857	1,200	340,280
One- to four-family residential	3,865	17,402	69,225	1,500,768	1,591,260
Consumer:
Consumer—home equity revolving lines of credit	5,836	10,995	3,045	605,804	625,680
Consumer—other	31,195	10,936	27,854	25,735	95,720
Total consumer	37,031	21,931	30,899	631,539	721,400
Total loans	$2,101,848	$2,225,653	$3,725,070	$3,302,085	$11,354,656
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

The following table sets forth the dollar amount of all loans maturing after December 31, 2025 which have fixed interest rates and floating or adjustable interest rates (in thousands):

Table 7: Loans Maturing after One Year

	Fixed Rates	Floating or Adjustable Rates	Total
Commercial real estate:
Owner-occupied	$252,143	$705,424	$957,567
Investment properties	403,802	1,113,886	1,517,688
Small balance CRE	277,791	857,609	1,135,400
Total commercial real estate	933,736	2,676,919	3,610,655
Multifamily real estate	485,892	264,404	750,296
Construction, land and land development:
Commercial construction	16,834	15,862	32,696
Multifamily construction	47,792	122,864	170,656
One- to four-family construction	1,492	70,772	72,264
Land and land development	72,820	176,880	249,700
Total construction, land and land development	138,938	386,378	525,316
Commercial business:
Commercial business	573,054	270,213	843,267
Small business scored	160,694	870,753	1,031,447
Total commercial business	733,748	1,140,966	1,874,714
Agricultural business, including secured by farmland	66,357	153,706	220,063
One- to four-family residential	1,094,636	492,759	1,587,395
Consumer:
Consumer—home equity revolving lines of credit	286	619,558	619,844
Consumer—other	62,054	2,471	64,525
Total consumer	62,340	622,029	684,369
Total loans maturing after one year	$3,515,647	$5,737,161	$9,252,808

Deposits. We compete with other financial institutions and financial intermediaries in attracting deposits and we generally attract deposits within our primary market areas. Much of the focus of our expansion and current marketing efforts have been directed toward attracting additional deposit client relationships and balances.

One of our key strategies is to strengthen our franchise by emphasizing core deposit activity in non-interest-bearing and other transaction and savings accounts with less reliance on higher cost certificates of deposit. This strategy is intended to help control our cost of funds and increase the opportunity for deposit fee revenues, while stabilizing our funding base.  Total deposits increased $484.9 million, or 4%, to $13.51 billion at December 31, 2024 from $13.03 billion at December 31, 2023. The increase in deposits during the year ended December 31, 2024 was due to an increase in core deposits, primarily interest-bearing transaction and savings accounts. Core deposits were 89% of total deposits at both December 31, 2024 and 2023.

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated (dollars in thousands):

Table 8: Deposits

	December 31
	2024			2023			2022
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
Non-interest-bearing checking	$4,591,543	34%	$(200,826)	$4,792,369	37%	$(1,384,629)	$6,176,998	45%
Interest-bearing checking	2,393,864	18	295,338	2,098,526	16	287,373	1,811,153	14
Regular savings	3,478,423	26	497,893	2,980,530	23	270,440	2,710,090	20
Money market	1,550,896	11	(129,709)	1,680,605	13	(517,683)	2,198,288	16
Total interest-bearing transaction and savings accounts	7,423,183	55	663,522	6,759,661	52	40,130	6,719,531	50
Certificates maturing:
Within one year	1,448,449	11	48,576	1,399,873	11	868,230	531,643	4
After one year, but within two years	31,053	—	(18,526)	49,579	—	(93,414)	142,993	1
After two years, but within five years	19,571	—	(7,749)	27,320	—	(20,195)	47,515	—
After five years	599	—	(96)	695	—	(684)	1,379	—
Total certificate accounts	1,499,672	11	22,205	1,477,467	11	753,937	723,530	5
Total deposits	$13,514,398	100%	$484,901	$13,029,497	100%	$(590,562)	$13,620,059	100%

Included in Total Deposits:
Public transaction accounts	$414,413	3%	$57,798	$356,615	3%	$(36,244)	$392,859	3%
Public interest-bearing certificates	25,423	—	(26,625)	52,048	—	25,238	26,810	—
Total public deposits	$439,836	3%	$31,173	$408,663	3%	$(11,006)	$419,669	3%
Total deposits in excess of the FDIC insurance limit	$4,379,488	32%	$296,273	$4,083,215	31%	$(761,482)	$4,844,697	36%

The following table indicates the amount of the Bank’s certificates of deposit with balances in excess of the FDIC insurance limit by time remaining until maturity as of December 31, 2024 (in thousands):

Table 9: Maturity Period—Certificates of Deposit in excess of the FDIC insurance limit

Certificates of Deposit in Excess of FDIC Insurance Limit
Maturing in three months or less	$177,912
Maturing after three months through six months	199,954
Maturing after six months through 12 months	81,596
Maturing after 12 months	6,552
Total	$466,014

The following table provides additional detail on geographic concentrations of our deposits at December 31, 2024, 2023 and 2022 (in thousands):

Table 10: Geographic Concentration of Deposits

	December 31, 2024		December 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent	Amount	Percent
Washington	$7,441,413	55%	$7,247,392	56%	$7,563,056	56%
Oregon	2,981,327	22	2,852,677	22	2,998,572	22
California	2,392,573	18	2,269,557	17	2,331,524	17
Idaho	699,085	5	659,871	5	726,907	5
Total deposits	$13,514,398	100%	$13,029,497	100%	$13,620,059	100%

Borrowings.  We had $290.0 million in FHLB advances at December 31, 2024. At that date, based on pledged collateral, the Bank had $2.95 billion of available credit capacity with the FHLB. At December 31, 2024, based upon our available unencumbered collateral, the Bank was eligible to borrow $1.52 billion from the Federal Reserve Bank, however, at that date we had no funds borrowed under this arrangement.

Other borrowings, consisting of retail repurchase agreements, which are primarily associated with client sweep account arrangements, decreased $57.6 million to $125.3 million at December 31, 2024 from $182.9 million at December 31, 2023. At December 31, 2024, retail repurchase agreements had a weighted average rate of 1.98% and were secured by pledges of certain mortgage-backed securities and agency securities.  We had no borrowings under wholesale repurchase agreements at December 31, 2024.

At December 31, 2024, we had an aggregate of $86.5 million of junior subordinated debentures.  This includes $75.0 million issued by us and $11.5 million acquired in our bank acquisitions. The junior subordinated debentures are carried at their estimated fair value of $67.5 million at December 31, 2024. At December 31, 2024, the junior subordinated debentures had a weighted average rate of 6.32%.  Subordinated notes, net of issuance costs, were $80.3 million at December 31, 2024, compared to $92.9 million at December 31, 2023, and a weighted average interest rate of 5.00%. The decrease was due to the Bank’s purchase of $13.0 million of Banner’s outstanding subordinated debt from third parties during the year ended December 31, 2024.

Asset Quality.  Maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us.

Non-performing assets increased to $39.6 million, or 0.24% of total assets, at December 31, 2024, from $30.1 million, or 0.19% of total assets, at December 31, 2023.  At December 31, 2024, our allowance for credit losses - loans was $155.5 million, or 421% of non-performing loans, compared to $149.6 million, or 506% of non-performing loans, at December 31, 2023.

The following table sets forth information with respect to our non-performing assets at the dates indicated (dollars in thousands):

Table 11: Non-Performing Assets

	December 31
	2024	2023	2022
Nonaccrual loans:
Secured by real estate:
Commercial	$2,186	$2,677	$3,683
Construction/land	3,963	3,105	181
One- to four-family	10,016	5,702	5,236
Commercial business	7,067	9,002	9,886
Agricultural business, including secured by farmland	8,485	3,167	594
Consumer	4,835	3,204	2,126
	36,552	26,857	21,706
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Construction/land	—	1,138	—
One- to four-family	369	1,205	1,023
Commercial business	—	1	—
Consumer	35	401	264
	404	2,745	1,287
Total non-performing loans	36,956	29,602	22,993
REO assets held for sale, net	2,367	526	340
Other repossessed assets held for sale, net	300	—	17
Total non-performing assets	$39,623	$30,128	$23,350
Total non-performing assets to total assets	0.24%	0.19%	0.15%
Total nonaccrual loans to net loans before allowance for credit losses	0.32%	0.25%	0.21%
Loans 30-89 days past due and on accrual	$26,824	$19,744	$17,186

The increase in total non-performing loans was primarily due to increases in nonaccrual loans in the one- to four-family and agricultural business loan categories consisting of various borrowers with no meaningful concentrations. The increases in these categories reflect loans transferred to nonaccrual, partially offset by payoffs of nonaccrual loans during 2024.

For the year ended December 31, 2024, interest income was reduced by $2.0 million as a result of nonaccrual loan activity, which includes the reversal of $826,000 of accrued interest as of the date the loans were placed on nonaccrual. For the year ended December 31, 2023, interest income was reduced by $1.6 million as a result of nonaccrual loan activity, which includes the reversal of $569,000 of accrued interest as of the date the loans were placed on nonaccrual. For the year ended December 31, 2022, interest income was reduced by $725,000 as a result of nonaccrual loan activity, which includes the reversal of $322,000 of accrued interest as of the date the loan was placed on nonaccrual. There was no interest income recognized on nonaccrual loans during the years ended December 31, 2024, 2023 and 2022.

The following table presents the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade at the dates indicated (in thousands):

Table 12: Loans by Grade

	December 31
	2024	2023	2022

Pass	$11,118,744	$10,671,281	$10,000,493
Special Mention	43,451	13,732	9,081
Substandard	192,461	125,442	137,150
Total	$11,354,656	$10,810,455	$10,146,724

The increase in substandard loans during the year ended December 31, 2024 was primarily due to increases in adversely classified loans, primarily in the commercial business and agricultural loan segments, partially offset by payoffs and paydowns. As of December 31, 2024, total substandard loans primarily consisted of loans within the commercial business, owner-occupied commercial real estate and agricultural loan segments.

Comparison of Results of Operations for the Years Ended December 31, 2024 and 2023

General. For the year ended December 31, 2024, net income was $168.9 million, or $4.88 per diluted share, compared to net income of $183.6 million, or $5.33 per diluted share for the year ended December 31, 2023. Current year results included a decrease in net interest income and an increase in non-interest expense, partially offset by an increase in non-interest income and a decrease in the provision for credit losses.

Our operating results depend largely on net interest income which decreased $34.3 million to $541.7 million for the year ended December 31, 2024, compared to the prior year, primarily reflecting increased funding costs, partially offset by increased yields on loans due to new loans being originated at higher interest rates and adjustable rate loans repricing higher, as well as higher average loan balances. Revenues (net interest income and non-interest income) decreased $11.8 million, or 2%, to $608.6 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to increased funding costs, partially offset by increased interest income on loans and a decrease in the net loss on the sale of securities during the year ended December 31, 2024.

We recorded a $7.6 million provision for credit losses for the year ended December 31, 2024, compared to a $10.8 million provision for credit losses for the year ended December 31, 2023. The provision for credit losses for the year ended December 31, 2024, reflects risk rating downgrades, as well as growth in loan balances.

Total non-interest income for the year ended December 31, 2024 increased to $66.9 million compared to $44.4 million for the year ended December 31, 2023, primarily due to a decrease in the net loss on the sale of securities.

Total non-interest expense increased to $391.5 million for the year ended December 31, 2024, compared to $382.5 million for the year ended December 31, 2023, largely as a result of increases in salary and employee benefits and payment and card processing services expense, partially offset by decreases in professional and legal expense and the amortization of core deposit intangibles.

Net Interest Income.  Net interest income decreased $34.3 million, or 6%, to $541.7 million for the year ended December 31, 2024, compared to $576.0 million for the year ended December 31, 2023, primarily reflecting increased funding costs, partially offset by increased yields on loans due to new loans being originated at higher interest rates and adjustable rate loans repricing higher, as well as higher average loan balances. The higher average yield on interest-earning assets, compared to the same period in the prior year, reflects the overall higher interest rate environment during 2024, despite the Federal Reserve reducing rates in late 2024. While interest rate cuts during the year led to lower funding costs and yields on interest-earning assets in the fourth quarter, the overall results for the year were largely shaped by the elevated interest rates during most of 2024.

The net interest margin on a tax equivalent basis of 3.75% for the year ended December 31, 2024, was 26 basis points lower than the prior year. The decrease in net interest margin reflects a 72 basis-point increase in the cost of funding liabilities, partially offset by a 39 basis-point increase in yields on average interest-earning assets. The increase in the overall cost of funding liabilities was primarily due to the increase in rates across all deposit and borrowing categories due to higher market rates. The higher funding costs was also impacted by a shift in the average balance of non-interest-bearing deposits to higher costing interest-bearing checking accounts, savings accounts and certificates of deposit. The increase in average yields on interest-earning assets during the current year reflects the benefit of variable rate interest-earning assets repricing higher due to rising interest rates, as well as new loans being originated at higher interest rates.

Interest Income.  Interest income for the year ended December 31, 2024 was $766.1 million, compared to $701.6 million for the prior year, an increase of $64.5 million.  This increase was a result of yields on interest-earning assets increasing 39 basis points to 5.26%, as well as the average balance of interest-earning assets increasing $157.8 million to $14.81 billion. The increased yield on interest-earning assets primarily reflects increases in the average yields on loans.

Interest income on loans increased $77.7 million from the prior year to $655.6 million for the year ended December 31, 2024. The increase was primarily due to the average loan yields increasing 39 basis points to 5.97%, reflecting the impact of higher interest rates. Average loans receivable increased $639.9 million to $11.12 billion, primarily reflecting increases in the average balances of one- to four-family residential, construction, land and land development, and multifamily real estate loans.

Interest and dividend income on investment securities decreased $13.5 million for the year ended December 31, 2024 due to a decline in the average balance of the investment securities portfolio. The combined average balance of total investment securities decreased $482.2 million to $3.68 billion (excluding the effect of fair value adjustments).  The average yield on the combined portfolio increased to 3.11%, reflecting a three basis-point increase in the average yield on mortgage-backed securities and a 19 basis-point increase in the yield on other securities.

Interest Expense.  Interest expense for the year ended December 31, 2024 was $224.4 million, compared to $125.6 million for the prior year, an increase of $98.8 million, or 79%.  The increase occurred as a result of a 72 basis-point increase in the average cost of all funding liabilities to 1.63% as well as the average balance of funding liabilities increasing $27.9 million to $13.76 billion. The increase in the average cost of our funding liabilities increased due to increases in the rates paid on our interest rate deposits to remain competitive in the elevated interest rate environment. The increase in the average balance of funding liabilities reflects increases in interest-bearing transaction and savings accounts and certificates of deposit, partially offset by lower average balances of money market accounts and non-interest bearing deposits.

Deposit interest expense increased $99.3 million to $199.5 million for the year ended December 31, 2024, compared to the prior year, as a result of the average cost of total deposits increasing 74 basis points to 1.50% and the average balance of interest-bearing deposits increasing by $897.8 million. The increase in the average cost of deposits between the periods was primarily due to the average cost of interest-bearing deposits increasing 102 basis points to 2.32% for the year ended December 31, 2024, compared to 1.30% in the prior year. The increase in the average cost of interest-bearing deposits was primarily the result of a 79 basis-point increase in the cost of interest-bearing checking accounts, a 116 basis-point increase in the cost of savings accounts, a 90 basis-point increase in the cost money market accounts and a 107 basis-point increase in the cost of certificates of deposit. The increase in the average balance of total interest-bearing deposits was primarily due to increases in the average balances of interest-bearing transaction and savings accounts and certificates of deposit, partially offset by lower average balances of money market accounts.

The average rate paid on total borrowings increased 60 basis points to 4.97%, reflecting a 24 basis-point increase in the average cost of FHLB advances, 92 basis-point increase in the average cost of other borrowings, and 38 basis-point increase in the average cost of our subordinated debt. The decrease in the average balance of total borrowings was largely due to a $36.9 million decrease in the average balance of FHLB advances and a $34.7 million decrease in the average balance of other borrowings.

Table 13, Analysis of Net Interest Spread, presents, for the periods indicated, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities.  Average balances are computed using daily average balances.

The following table provides an analysis of our net interest spread for the last three years (dollars in thousands):
Table 13: Analysis of Net Interest Spread

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Held for sale loans	$27,627	$1,875	6.79%	$49,106	$2,621	5.34%	$82,030	$2,973	3.62%
Mortgage loans	9,094,276	526,842	5.79%	8,513,487	460,664	5.41%	7,731,195	364,499	4.71%
Commercial/agricultural loans	1,871,024	127,028	6.79%	1,782,141	113,250	6.35%	1,658,358	81,986	4.94%
Consumer and other loans	129,929	8,584	6.61%	138,196	8,715	6.31%	123,667	7,332	5.93%
Total loans (1)	11,122,856	664,329	5.97%	10,482,930	585,250	5.58%	9,595,250	456,790	4.76%
Mortgage-backed securities	2,650,010	66,652	2.52%	2,927,650	72,927	2.49%	3,130,124	68,148	2.18%
Other securities	951,515	44,083	4.63%	1,173,637	52,148	4.44%	1,625,250	48,278	2.97%
Interest-bearing deposits with banks	65,650	2,573	3.92%	46,815	2,200	4.70%	969,952	9,633	0.99%
FHLB stock	16,658	1,302	7.82%	17,903	847	4.73%	10,628	357	3.36%
Total investment securities	3,683,833	114,610	3.11%	4,166,005	128,122	3.08%	5,735,954	126,416	2.20%
Total interest-earning assets	14,806,689	778,939	5.26%	14,648,935	713,372	4.87%	15,331,204	583,206	3.80%
Non-interest-earning assets	967,122			917,018			1,169,271
Total assets	$15,773,811			$15,565,953			$16,500,475
Deposits:
Interest-bearing checking accounts	$2,233,902	$33,113	1.48%	$1,921,326	$13,334	0.69%	$1,890,917	$1,557	0.08%
Savings accounts	3,231,631	71,225	2.20%	2,674,936	27,739	1.04%	2,810,264	2,053	0.07%
Money market accounts	1,632,092	35,206	2.16%	1,908,983	24,089	1.26%	2,364,122	3,143	0.13%
Certificates of deposit	1,514,726	59,921	3.96%	1,209,261	34,964	2.89%	764,255	3,371	0.44%
Total interest-bearing deposits	8,612,351	199,465	2.32%	7,714,506	100,126	1.30%	7,829,558	10,124	0.13%
Non-interest-bearing deposits	4,647,100	—	—%	5,436,953	—	—%	6,434,670	—	—%
Total deposits	13,259,451	199,465	1.50%	13,151,459	100,126	0.76%	14,264,228	10,124	0.07%
Other interest-bearing liabilities:
FHLB advances	159,954	8,941	5.59%	196,819	10,524	5.35%	15,285	489	3.20%
Other borrowings	164,613	4,299	2.61%	199,291	3,376	1.69%	249,681	377	0.15%
Subordinated debt	177,361	11,682	6.59%	185,883	11,541	6.21%	189,870	8,400	4.42%
Total borrowings	501,928	24,922	4.97%	581,993	25,441	4.37%	454,836	9,266	2.04%
Total funding liabilities	13,761,379	224,387	1.63%	13,733,452	125,567	0.91%	14,719,064	19,390	0.13%
Other non-interest-bearing liabilities (2)	308,667			295,098			253,983
Total liabilities	14,070,046			14,028,550			14,973,047
Shareholders’ equity	1,703,765			1,537,403			1,527,428
Total liabilities and shareholders’ equity	$15,773,811			$15,565,953			$16,500,475
Net interest income/rate spread (tax equivalent)		$554,552	3.63%		$587,805	3.96%		$563,816	3.67%
Net interest margin (tax equivalent)			3.75%			4.01%			3.68%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(12,836)			(11,800)			(10,637)
Net interest income and margin, as reported		$541,716	3.66%		$576,005	3.93%		$553,179	3.61%
Average interest-earning assets / average interest-bearing liabilities			162.46%			176.57%			185.06%
Average interest-earning assets / average funding liabilities			107.60%			106.67%			104.16%
(footnotes follow)

(1)Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due.  Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $8.7 million, $7.4 million and $5.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $4.1 million, $4.4 million and $4.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Table 14: Rate/Volume Analysis

	Year Ended December 31, 2024 Compared to Year Ended December 31, 2023 Increase (Decrease) in Income/Expense Due to			Year Ended December 31, 2023 Compared to Year Ended December 31, 2022 Increase (Decrease) in Income/Expense Due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Held for sale loans	$592	$(1,338)	$(746)	$1,100	$(1,452)	$(352)
Mortgage loans	33,661	32,517	66,178	57,068	39,097	96,165
Commercial/agricultural loans	7,967	5,811	13,778	24,782	6,482	31,264
Consumer and other loans	404	(535)	(131)	486	897	1,383
Total loans	42,624	36,455	79,079	83,436	45,024	128,460
Mortgage-backed securities	702	(6,977)	(6,275)	9,384	(4,605)	4,779
Other securities	2,148	(10,213)	(8,065)	19,674	(15,804)	3,870
Interest-bearing deposits with banks	(408)	781	373	8,688	(16,121)	(7,433)
FHLB stock	518	(63)	455	183	307	490
Total investment securities	2,960	(16,472)	(13,512)	37,929	(36,223)	1,706
Total net change in interest income on interest-earning assets	45,584	19,983	65,567	121,365	8,801	130,166
Interest-bearing liabilities:
Interest-bearing checking accounts	17,301	2,478	19,779	11,752	25	11,777
Savings accounts	36,699	6,787	43,486	25,790	(104)	25,686
Money market accounts	15,032	(3,915)	11,117	21,665	(719)	20,946
Certificates of deposit	14,802	10,155	24,957	28,596	2,997	31,593
Total interest-bearing deposits	83,834	15,505	99,339	87,803	2,199	90,002
FHLB advances	460	(2,043)	(1,583)	537	9,498	10,035
Other borrowings	1,588	(665)	923	3,090	(91)	2,999
Subordinated debt	684	(543)	141	3,321	(180)	3,141
Total borrowings	2,732	(3,251)	(519)	6,948	9,227	16,175
Total net change in interest expense on interest-bearing liabilities	86,566	12,254	98,820	94,751	11,426	106,177
Net change in net interest income (tax equivalent)	$(40,982)	$7,729	$(33,253)	$26,614	$(2,625)	$23,989

Provision and Allowance for Credit Losses.  We recorded an $8.6 million provision for credit losses - loans in the year ended December 31, 2024, compared to an $11.1 million provision for credit losses - loans in 2023.

The provision for credit losses - loans reflects the amount required to maintain the allowance for credit losses - loans at an appropriate level based upon Management’s evaluation of the adequacy of collective and individual loss reserves. The provision for credit losses - loans for the current year reflects an increase in our substandard loans in addition to growth in the loan portfolio. The prior year provision for credit losses - loans primarily reflected loan growth and a deterioration in forecasted economic conditions and indicators utilized to estimate credit losses, as well as increased charge-offs for the prior year. Future assessments of the expected credit losses will not only be impacted by changes to the reasonable and supportable forecast, but will also include an updated assessment of qualitative factors, as well as consideration of any required changes in the reasonable and supportable forecast reversion period.

The following table sets forth an analysis of our allowance for credit losses - loans for the periods indicated (dollars in thousands):

Table 15: Changes in Allowance for Credit Losses - Loans

	Years Ended December 31
	2024	2023	2022
Balance, beginning of period	$149,643	$141,465	$132,099
Provision for credit losses – loans	8,563	11,097	8,158
Recoveries of loans previously charged off:
Commercial real estate	2,767	557	392
Construction and land	—	29	384
One- to four-family residential	171	230	181
Commercial business	1,963	1,283	1,923
Agricultural business, including secured by farmland	304	146	475
Consumer	476	543	566
Total recoveries	5,681	2,788	3,921
Loans charged off:
Commercial real estate	(351)	—	(2)
Construction and land	(150)	(1,089)	(30)
One- to four-family residential	—	(42)	—
Commercial business	(5,955)	(2,650)	(1,699)
Agricultural business, including secured by farmland	—	(564)	(42)
Consumer	(1,910)	(1,362)	(940)
Total charge-offs	(8,366)	(5,707)	(2,713)
Net (charge-offs) recoveries	(2,685)	(2,919)	1,208
Balance, end of period	$155,521	$149,643	$141,465
Total loans	$11,354,656	$10,810,455	$10,146,724
Average outstanding loans	$11,095,229	$10,433,824	$9,513,220
Total nonaccrual loans	$36,552	$26,857	$21,706
Allowance for credit losses - loans as a percent of total loans	1.37%	1.38%	1.39%
Allowance for credit losses - loans as a percent of nonaccrual loans	425%	557%	652%

The following table sets forth the breakdown of the allowance for credit losses - loans by loan category at the dates indicated (dollars in thousands):

Table 16: Allocation of Allowance for Credit Losses - Loans

	December 31
	2024			2023			2022
	Amount	Percent of Loans in Each Category to Total Loans	Percent of Allowance to Loans in Each Category	Amount	Percent of Loans in Each Category to Total Loans	Percent of Allowance to Loans in Each Category	Amount	Percent of Loans in Each Category to Total Loans	Percent of Allowance to Loans in Each Category
Allowance for credit losses - loans:
Commercial real estate	$40,830	34%	1.06%	$44,384	34%	1.22%	$44,086	36%	1.21%
Multifamily real estate	10,308	8	1.15	9,326	8	1.15	7,734	6	1.20
Construction and land	29,038	14	1.91	28,095	14	1.83	29,171	14	1.96
One- to four-family real estate	20,807	14	1.31	19,271	14	1.27	14,729	12	1.26
Commercial business	38,611	21	1.59	35,464	21	1.56	33,299	22	1.49
Agricultural business, including secured by farmland	5,727	3	1.68	3,865	3	1.17	3,475	3	1.18
Consumer	10,200	6	1.41	9,238	6	1.32	8,971	7	1.32
Total allowance for credit losses - loans	$155,521	100%	1.37%	$149,643	100%	1.38%	$141,465	100%	1.39%

The allowance for credit losses - unfunded loan commitments was $13.6 million at December 31, 2024 compared to $14.5 million at December 31, 2023. The decrease in the allowance for credit losses - unfunded loan commitments reflects a decrease in unfunded loan commitments.

The following table sets forth an analysis of our allowance for credit losses - unfunded loan commitments for the periods indicated (dollars in thousands):

Table 17: Changes in Allowance for Credit Losses - Unfunded Loan Commitments

	Years Ended, December 31,
	2024	2023	2022

Balance, beginning of period	$14,484	$14,721	$12,432
(Recapture) provision for credit losses - unfunded loan commitments	(922)	(237)	2,289
Balance, end of period	$13,562	$14,484	$14,721

Non-interest Income. The following table presents the key components of non-interest income for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

Table 18: Non-interest Income

	2024 compared to 2023				2023 compared to 2022
	2024	2023	Change Amount	Change Percent	2023	2022	Change Amount	Change Percent
Deposit fees and other service charges	$43,371	$41,638	$1,733	4%	$41,638	$44,459	$(2,821)	(6)%
Mortgage banking operations	12,207	11,817	390	3%	11,817	10,834	983	9%
Bank-owned life insurance	9,193	9,245	(52)	(1)%	9,245	7,794	1,451	19%
Miscellaneous	8,289	5,169	3,120	60%	5,169	6,805	(1,636)	(24)%
	73,060	67,869	5,191	8%	67,869	69,892	(2,023)	(3)%
Net (loss) gain on sale of securities	(5,190)	(19,242)	14,052	(73)%	(19,242)	(3,248)	(15,994)	492%
Net change in valuation of financial instruments carried at fair value	(982)	(4,218)	3,236	(77)%	(4,218)	807	(5,025)	(623)%
Gain on sale of branches, including related deposits	—	—	—	—%	—	7,804	(7,804)	(100)%
Total non-interest income	$66,888	$44,409	$22,479	51%	$44,409	$75,255	$(30,846)	(41)%

Non-interest income increased for the year ended December 31, 2024, compared to the year ended December 31, 2023.  The increase was primarily due to decreases in the net loss recognized on the sale of securities and the net loss recognized on the valuation of financial instruments carried at fair value, as well as increases in miscellaneous income and deposit fees and other service charges.

Income from deposit fees and other service charges increased primarily as a result of an increase in fees related to overdrafts during the current year.
Revenue from mortgage banking operations, including gains from one- to four-family and multifamily loan sales and loan servicing fees, increased for the year ended December 31, 2024, compared to the prior year. The volume of one- to four-family loans sold during the year ended December 31, 2024 increased compared to the prior year, although overall volumes remained low due to reduced refinancing and purchase activity in the current rate environment. We sold $408.9 million of one- to four-family loans held for sale for the year ended December 31, 2024, compared to $256.0 million for the year ended December 31, 2023. The increase was also impacted by increases in the pricing on the one- to four-family loans sold during the current year. Sales of one- to four-family loans held for sale for the year ended December 31, 2024, resulted in gains of $8.0 million, compared to $5.1 million for the year ended December 31, 2023. The prior year period also reflected a downward lower of cost or market adjustment on multifamily loans held for sale. In 2023, the Bank discontinued the origination of multifamily loans for sale into the secondary market. All of the multifamily loans held for sale were transferred to the held for investment loan portfolio and the related lower of cost or market adjustment was reversed in the fourth quarter of 2023.

Miscellaneous income increased for the year ended December 31, 2024, compared to the year ended December 31, 2023 primarily as a result of an increase in the gain on sale of SBA loans and a gain recognized on the sale of a non-performing loan during the fourth quarter of 2024.

The net loss on sale of securities during the year ended December 31, 2024, reflects strategic sales of securities, mostly in the first quarter of 2024, to minimize the impact of increasing rates on our securities portfolio. The net loss on the valuation of financial instruments carried at fair value were due to declines during 2024 in the market valuation of investment securities carried at fair value.

Non-interest Expense.  The following table represents key elements of non-interest expense for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands).

Table 19: Non-interest Expense

	2024 compared to 2023				2023 compared to 2022
	2024	2023	Change Amount	Change Percent	2023	2022	Change Amount	Change Percent
Salary and employee benefits	$250,555	$244,563	$5,992	2%	$244,563	$242,266	$2,297	1%
Less capitalized loan origination costs	(16,857)	(16,257)	(600)	4%	(16,257)	(24,313)	8,056	(33)%
Occupancy and equipment	48,771	47,886	885	2%	47,886	52,018	(4,132)	(8)%
Information and computer data services	29,165	28,445	720	3%	28,445	25,986	2,459	9%
Payment and card processing services	22,518	20,547	1,971	10%	20,547	21,195	(648)	(3)%
Professional and legal expenses	7,858	9,830	(1,972)	(20)%	9,830	14,005	(4,175)	(30)%
Advertising and marketing	5,149	4,794	355	7%	4,794	3,959	835	21%
Deposit insurance	11,398	10,529	869	8%	10,529	6,649	3,880	58%
State and municipal business and use taxes	5,648	5,260	388	7%	5,260	4,693	567	12%
Real estate operations, net	293	(538)	831	(154)%	(538)	(104)	(434)	417%
Amortization of core deposit intangibles	2,626	3,756	(1,130)	(30)%	3,756	5,279	(1,523)	(29)%
Loss on extinguishment of debt	—	—	—	—%	—	793	(793)	(100)%
Miscellaneous	24,414	23,723	691	3%	23,723	24,869	(1,146)	(5)%
Total non-interest expense	$391,538	$382,538	$9,000	2%	$382,538	$377,295	$5,243	1%

Non-interest expense for the year ended December 31, 2024, increased compared to the same period in 2023. The increase was primarily due to increases in salary and employee benefits and payment and card processing services, partially offset by a decrease in professional and legal expenses.

Salary and employee benefits increased for the year ended December 31, 2024, compared to the prior year, primarily as a result of normal annual salary and wage increases and an increase in loan production related commission expense, partially offset by lower medical expenses.

Payment and card processing services increased for the year ended December 31, 2024, compared to the prior year, primarily reflecting an increase in online banking costs and fraud losses.

Professional and legal expenses decreased for the year ended December 31, 2024, from the year ended December 31, 2023, primarily due to a reduction in legal and consulting expenses as well as a one-time reduction in litigation settlement costs.

Income Taxes. For the year ended December 31, 2024, we recognized $40.6 million in income tax expense for an effective rate of 19.4%, which reflects our statutory tax rate reduced by the effect of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting. Our blended federal and state statutory income tax rate is 23.7%, representing a blend of the statutory federal income tax rate of 21.0% and apportioned effects of the state and local jurisdictions where we do business. For the year ended December 31, 2023, we recognized $43.5 million in income tax expense for an effective tax rate of 19.1%.

Comparison of Results of Operations for the Years Ended December 31, 2023 and 2022

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, previously filed with the SEC.

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

Our activities, like those of all financial institutions, inherently involve the assumption of interest rate risk. Interest rate risk is the risk that fluctuations in market interest rates will have an adverse impact on the institution’s earnings and underlying economic value.  Interest rate risk is determined by the maturity and repricing characteristics of an institution’s assets, liabilities and off-balance-sheet contracts.  Interest rate risk is measured by the variability of financial performance and economic value, resulting from changes in interest rates.  Interest rate risk is the primary market risk affecting our financial performance.

Our greatest source of interest rate risk results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts. This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most deposit liabilities. Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to clients than to us. An exception to this generalization is the beneficial effect of interest rate floors on a portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly. However, in a declining interest rate environment as loans with floors are repaid, they generally are replaced with new loans which have lower interest rate floors.  As of December 31, 2024, our loans with interest rate floors totaled $5.19 billion and had a weighted average floor rate of 4.77% compared to a current average note rate of 6.45%.  As of December 31, 2024, our loans with interest rates at their floors totaled $1.34 billion and had a weighted average note rate of 4.48%. The Company actively manages its exposure to interest rate risk through ongoing adjustments to the mix of interest-earning assets and funding sources that affect the repricing speeds of loans, investments, interest-bearing deposits and borrowings.

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

Sensitivity Analysis

Our primary monitoring tool for assessing interest rate risk is asset/liability simulation modeling, which is designed to capture the dynamics of balance sheet, interest rate and spread movements, and to quantify variations in net interest income resulting from those movements under different rate environments.  The sensitivity of net interest income to changes in the modeled interest rate environments provides a measurement of interest rate risk.  We also utilize economic value analysis, which addresses changes in estimated net economic value of equity arising from changes in the level of interest rates.  The net economic value of equity is estimated by separately valuing our assets and liabilities under varying interest rate environments.  The extent to which assets gain or lose value in relation to the gains or losses of liability values under the various interest rate assumptions determines the sensitivity of net economic value to changes in interest rates and provides an additional measure of interest rate risk.

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

The following tables set forth, as of December 31, 2024, the estimated changes in our net interest income over one-year and two-year time horizons for our rate ramp and rate shock interest rate sensitivity scenarios, and the estimated changes in economic value of equity for our rate shock interest rate sensitivity scenario based on the indicated interest rate environments (dollars in thousands):

Table 20: Interest Rate Risk Indicators - Rate Ramp

	December 31, 2024
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months
+300	$(1)	—%	$12,773	1.0%
+200	3,330	0.6	23,088	1.9
+100	3,850	0.7	19,828	1.6
0	—	—	—	—
-100	(8,730)	(1.5)	(36,698)	(3.0)
-200	(16,597)	(2.8)	(72,787)	(5.9)
-300	(23,556)	(4.0)	(105,400)	(8.5)

(1)Assumes a gradual change in market interest rates at all maturities during the first year; however, no rates are allowed to go below zero.  The targeted Federal Funds Rate was between 4.25% and 4.50% at December 31, 2024.

Table 21: Interest Rate Risk Indicators - Rate Shock

	December 31, 2024
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+300	$(7,265)	(1.2)%	$21,097	1.7%	$(439,565)	(16.0)%
+200	5,472	0.9	36,395	3.0	(259,123)	(9.5)
+100	7,847	1.3	29,027	2.4	(107,181)	(3.9)
0	—	—	—	—	—	—
-100	(20,771)	(3.5)	(55,988)	(4.5)	54,480	2.0
-200	(39,748)	(6.7)	(111,825)	(9.1)	71,903	2.6
-300	(57,153)	(9.6)	(166,993)	(13.5)	30,183	1.1

(1)Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.  The targeted Federal Funds Rate was between 4.25% and 4.50% at December 31, 2024.

Another monitoring tool for assessing interest rate risk is gap analysis.  The matching of the repricing characteristics of assets and liabilities may be analyzed by examining the extent to which assets and liabilities are interest sensitive and by monitoring an institution’s interest sensitivity gap.  An asset or liability is said to be interest sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice, based upon certain assumptions, within that same time period.  A gap is considered positive when the amount of interest-sensitive assets exceeds the amount of interest-sensitive liabilities.  A gap is considered negative when the amount of interest-sensitive liabilities exceeds the amount of interest-sensitive assets.  Generally, during a period of rising rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income.  During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income.

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

Table 22, Interest Sensitivity Gap, presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 2024.  The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At December 31, 2024, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $2.17 billion, representing a one-year cumulative gap to total assets ratio of 13.37%. The interest rate risk indicators and interest sensitivity gaps as of December 31, 2024, are within our internal policy guidelines and Management considers that our current level of interest rate risk is reasonable.

The following table provides a GAP analysis as of December 31, 2024 (dollars in thousands):

Table 22: Interest Sensitivity Gap

	December 31, 2024
	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$1,071,788	$137,984	$89,189	$7,672	$1,226	$2,411	$1,310,270
Fixed-rate mortgage loans	267,770	220,285	660,265	582,171	768,817	425,161	2,924,469
Adjustable-rate mortgage loans	1,175,977	396,089	1,623,455	860,468	445,501	1,565	4,503,055
Fixed-rate mortgage-backed securities	88,259	104,631	345,187	390,372	810,355	788,035	2,526,839
Adjustable-rate mortgage-backed securities	211,551	—	—	—	—	—	211,551
Fixed-rate commercial/agricultural loans	113,581	89,249	252,820	133,312	146,002	21,751	756,715
Adjustable-rate commercial/agricultural loans	982,382	33,540	91,438	52,418	1,129	—	1,160,907
Consumer and other loans	560,320	35,465	54,742	18,695	20,136	39,323	728,681
Investment securities and interest-earning deposits	353,056	20,552	19,770	44,410	95,093	528,689	1,061,570
Total rate sensitive assets	4,824,684	1,037,795	3,136,866	2,089,518	2,288,259	1,806,935	15,184,057
Interest-bearing liabilities: (2)
Interest-bearing checking accounts	687,978	138,174	472,656	369,652	626,421	1,183,542	3,478,423
Regular savings	412,000	118,291	401,766	309,020	501,271	651,516	2,393,864
Money market deposit accounts	196,305	109,863	355,438	251,539	354,030	283,702	1,550,877
Certificates of deposit	1,184,775	263,693	44,275	6,349	599	—	1,499,691
FHLB advances	290,000	—	—	—	—	—	290,000
Subordinated notes	80,500	—	—	—	—	—	80,500
Junior subordinated debentures	89,178	—	—	—	—	—	89,178
Retail repurchase agreements	125,257	—	—	—	—	—	125,257
Total rate sensitive liabilities	3,065,993	630,021	1,274,135	936,560	1,482,321	2,118,760	9,507,790
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$1,758,691	$407,774	$1,862,731	$1,152,958	$805,938	$(311,825)	$5,676,267
Cumulative excess of interest-sensitive assets	$1,758,691	$2,166,465	$4,029,196	$5,182,154	$5,988,092	$5,676,267	$5,676,267
Cumulative ratio of interest-earning assets to interest-bearing liabilities	157.36%	158.62%	181.07%	187.73%	181.04%	159.70%	159.70%
Interest sensitivity gap to total assets	10.86%	2.52%	11.50%	7.12%	4.97%	(1.92)%	35.04%
Ratio of cumulative gap to total assets	10.86%	13.37%	24.87%	31.99%	36.96%	35.04%	35.04%

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
(2)    Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest-bearing checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience, Management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been a negative $3.59 billion, or negative 22.19% of total assets at December 31, 2024.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits that are included in the average balance calculations.

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

Our primary investing activity is the origination of loans and, in certain periods, the purchase of securities or loans.  During the years ended December 31, 2024 and 2023, our loan originations, including originations of loans held for sale, exceeded our loan repayments by $984.7 million and $886.8 million, respectively.  There were $4.7 million of loans purchased during the year ended December 31, 2024, and no loans purchased during the year ended December 31, 2023. During the years ended December 31, 2024 and 2023, we received proceeds of $435.3 million and $280.6 million, respectively, from the sale of loans.  Securities purchased during the years ended December 31, 2024 and 2023 totaled $63.2 million and $58.2 million, respectively, and securities repayments, maturities and sales in those same periods were $369.9 million and $600.4 million, respectively.

Our primary funding source is deposits. Total deposits increased by $484.9 million during the year ended December 31, 2024, with core deposits increasing $462.7 million and certificates of deposit increasing $22.2 million. At December 31, 2024, core deposits totaled $12.01 billion, or 89%, of total deposits, compared with $11.55 billion, or 89% of total deposits at December 31, 2023. The increase in core deposits compared to the prior year quarter primarily reflects increases in interest-bearing transaction and savings accounts. Certificates of deposit are generally more vulnerable to competition and more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time. At December 31, 2024, certificates of deposit totaled $1.50 billion, or 11% of our total deposits, including $1.45 billion which were scheduled to mature within one year. Certificates of deposit totaled 11% of our total deposits at December 31, 2023.

We had $290.0 million of FHLB advances at December 31, 2024, compared to $323.0 million at December 31, 2023.  Other borrowings at December 31, 2024 decreased $57.6 million to $125.3 million from December 31, 2023. Both the FHLB advances and other borrowings outstanding at December 31, 2024 mature during 2025.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, support loan growth, satisfy financial commitments and take advantage of investment opportunities.  We use our sources of funds primarily to fund loan growth and deposit outflows.  At December 31, 2024, we had outstanding loan commitments totaling $3.97 billion, primarily relating to undisbursed loans in process and unused credit lines.  While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations. For the year ending December 31, 2025, we have $18.9 million of purchase obligations under contracts with our key vendors to provide services, mainly information technology related contracts. In addition, at December 31, 2024, we had $14.1 million of commitments under operating lease agreements.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB, subject to collateral requirements and a sufficient level of ownership of FHLB stock.  At December 31, 2024, under these credit facilities based on pledged collateral, the Bank had $2.95 billion of available credit capacity.  Advances under these credit facilities totaled $290.0 million at December 31, 2024.  In addition, the Bank has been approved for participation in the FRBSF’s Borrower-In-Custody program.  Under this program, based on pledged collateral, the Bank had available lines of credit of approximately $1.52 billion as of December 31, 2024, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans. We had no funds borrowed from the FRBSF at December 31, 2024 or 2023. At December 31, 2024, the Bank also had uncommitted federal funds line of credit agreements with other financial institutions totaling $125.0 million. No balances were outstanding under these agreements as of December 31, 2024 or 2023. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage. Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. During 2024, Banner and the Bank entered into an intercompany loan agreement for $50.0 million, which reduced Banner’s cash balance while maintaining liquidity with the note receivable from the Bank. The note has a term of one year, automatically renewable each quarter. The note eliminates upon consolidation.

Banner’s primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock, subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.48 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued dividend payments during 2025 at this rate of $0.48 per share, our average total dividend paid each quarter would be approximately $16.5 million based on the number of outstanding shares at December 31, 2024. At December 31, 2024, Banner (on an unconsolidated basis) had liquid assets of $75.7 million.

During the year ended December 31, 2024, total shareholders’ equity increased $121.6 million to $1.77 billion. At December 31, 2024, tangible common shareholders’ equity, a non-GAAP financial measure which excludes goodwill and other intangible assets, was $1.40 billion, or 8.84% of tangible assets. See “Executive Overview - Non-GAAP Financial Measures” above for a reconciliation of total shareholders’ equity to tangible common shareholders’ equity.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner and the Bank to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Bank to maintain minimum capital ratios of total capital, tier 1 capital, and common equity tier 1 capital to risk-weighted assets as well as tier 1 leverage capital to average assets.  In addition to the minimum capital ratios, the Bank must maintain a capital conservation buffer consisting of additional common equity tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At December 31, 2024, Banner and the Bank each exceeded all current regulatory capital requirements to be “well capitalized” and the fully phased-in capital conservation buffer requirement.

The following table shows the regulatory capital ratios for Banner and the Bank as of December 31, 2024.

Table 23: Regulatory Capital Ratios

Capital Ratios	Banner Corporation	Banner Bank
Total capital to risk-weighted assets	15.04%	14.03%
Tier 1 capital to risk-weighted assets	13.08	12.82
Tier 1 capital to average leverage assets	11.05	10.83
Tier 1 common equity to risk-weighted assets	12.44	12.82

ITEM 7A – Quantitative and Qualitative Disclosures about Market Risk

See pages 58–63 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8 – Financial Statements and Supplementary Data

For financial statements, see index on page 72.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A – Controls and Procedures

The Management of Banner is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (Exchange Act).  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that its objectives are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  Additionally, in designing disclosure controls and procedures, our Management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  As a result of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Further, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Controls Over Financial Reporting:  There was no change in our internal control over financial reporting during the fourth quarter of the period covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting:  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of Management’s assessment of the effectiveness of its internal controls beginning on page 74 of this Annual Report on Form 10-K for the year ended December 31, 2024. The Company’s independent registered public accounting firm, Moss Adams LLP, which audited the consolidated financial statements as of and for the year ended December 31, 2024 (included in Item 8 of this annual report), has issued an audit report on the Company’s internal control over financial reporting beginning on page 75 of this Annual Report on Form 10-K.

ITEM 9B – Other Information

(a) None.

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

Not applicable.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Proposal 1– Election of Directors,” “Corporate Governance” and “Shareholder Proposals” in the Company’s 2025 Proxy Statement for the Annual Meeting of Shareholders (the Proxy Statement), which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Information regarding the executive officers of the Registrant is incorporated herein by reference to the section captioned “Information about our Executive Officers” in the Proxy Statement.

The information regarding our Audit Committee and Financial Expert is incorporated herein by reference to the sections captioned “Corporate Governance” and “Audit Committee Matters” in the Proxy Statement.

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since last disclosed to stockholders.

Banner has adopted Policies and Procedures Governing Trading in Securities and Confidentiality of Insider Information for Directors, Officers and Employees (“Insider Trading Policy”). The Insider Trading Policy governs the purchase, sale and/or other disposition of our securities by directors, officers and employees and is reasonably designed to promote compliance with insider trading laws, rules and regulations and Nasdaq listing standards. A copy of our Insider Trading Policy is files as Exhibit 19 to this report.

Information regarding our policies and practices relating to equity awards is incorporated herein by reference to the section captioned “Compensation Discussion and Analysis” in the Proxy Statement.

Code of Ethics

The Board of Directors has adopted a Code of Ethics and Business Conduct for our directors, officers (including its senior financial officers) and employees.  The Code of Ethics and Business Conduct is reviewed by the Board on an annual basis and was most recently approved by the Board of Directors on July 23, 2024.  A copy of the Code of Ethics and Business Conduct in substantially its current form was filed as an exhibit with Form 8-K on September 18, 2023 and is available without charge, upon request to Investor Relations, Banner Corporation, P.O. Box 907, Walla Walla, WA 99362.  The Code of Ethics is also available on the Company’s website at www.bannerbank.com.

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

(d) Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that were in effect at December 31, 2024:

	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	443,882	n/a	721,693
Equity compensation plans not approved by security holders	—	—	—
Total	443,882		721,693

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

PART IV

ITEM 15 – Exhibits and Financial Statement Schedules

(1)	Financial Statements
See Index to Consolidated Financial Statements on page 72.
(2)	Financial Statement Schedules
All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto or in Part 1, Item 1.
(3)	The exhibits filed as part of this Annual Report on Form 10-K and incorporated herein by reference to other documents are listed on the Index of Exhibits to this Annual Report on Form 10-K, immediately before the signatures.

Item 16 - Form 10-K Summary.

None.

BANNER CORPORATION

Exhibit	Index of Exhibits
3{a}	Restated Articles of Incorporation of Banner Corporation [incorporated by reference to Exhibit 3.1 (b) to the Registrant’s Current Report on Form 8-K filed on May 24, 2022 (File No. 000-26584)].

3{b}	Amended and Restated Bylaws of Banner Corporation [incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2022 (File No. 000-26584)].

4.2	Description of Capital Stock.

4.3	Issuance of base indenture, first supplemental indenture and subordinated note [incorporated by reference to the exhibits filed with Form 8-K on June 30, 2020 (File No. 000-26584)].

10{a}*	Amended and Restated Employment Agreement, with Mark J. Grescovich [incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2013 (File No. 000-26584].

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

10{o}*
2020 Banner Corporation Amended and Restated Deferred Compensation Plan [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 000-26584)].

14	Code of Ethics [Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at https://investor.bannerbank.com/ in the section titled Corporate Overview: Governance Documents].

19	Insider Trading Policies and Procedures.

21	Subsidiaries of the Registrant.

23.1	Consent of Registered Independent Public Accounting Firm – Moss Adams LLP.

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97
Policy Relating to Recovery of Erroneously Awarded Compensation. [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 000-26584)]

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included in Exhibit 101).
* Compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banner Corporation

Date: February 26, 2025	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark J. Grescovich	/s/ Robert G. Butterfield
Mark J. Grescovich	Robert G. Butterfield
President and Chief Executive Officer; Director	Executive Vice President, Treasurer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
Date: February 26, 2025	Date: February 26, 2025

/s/ John R. Layman	/s/ Paul J. Walsh
John R. Layman	Paul J. Walsh
Director	Director
Date: February 26, 2025	Date: February 26, 2025

/s/ Connie R. Collingsworth	/s/ Ellen R.M. Boyer
Connie R. Collingsworth	Ellen R.M. Boyer
Director	Director
Date: February 26, 2025	Date: February 26, 2025

/s/ Margot J. Copeland	/s/ David A. Klaue
Margot J. Copeland	David A. Klaue
Director	Director
Date: February 26, 2025	Date: February 26, 2025

/s/ Terry Schwakopf	/s/ Kevin F. Riordan
Terry Schwakopf	Kevin F. Riordan
Director	Director
Date: February 26, 2025	Date: February 26, 2025

/s/ Roberto R. Herencia	/s/ John Pedersen
Roberto R. Herencia	John Pedersen
Chairman of the Board	Director
Date: February 26, 2025	Date: February 26, 2025

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BANNER CORPORATION AND SUBSIDIARIES
(Item 8 and Item 15(a)(1))

February 26, 2025

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

February 26, 2025

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment and those criteria, Management believes that, as of December 31, 2024, the Company maintained effective internal control over financial reporting.
The Company’s independent registered public accounting firm has audited the Company’s Consolidated Financial Statements that are included in this annual report and the effectiveness of our internal control over financial reporting as of December 31, 2024, and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8. The audit report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Banner Corporation and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Banner Corporation and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter

As described in Notes 1 and 4 to the consolidated financial statements, the balance of the Company’s consolidated allowance for credit losses – loans, was $155.5 million at December 31, 2024. The allowance for credit losses – loans is a valuation account that is deducted from the amortized cost basis of loans held for investment to present the net carrying value at the amount expected to be collected on such financial assets. The measurement of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses – loans is maintained at a level sufficient to provide for expected credit losses based on evaluating historical credit loss experience and making adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio. Management considers qualitative and environmental factors for each loan category to adjust for differences between the historical periods used to calculate historical loss rates and expected conditions over the remaining lives of the loans in the portfolio. These factors include, among others, changes in the size and composition of the loan portfolio, differences in underwriting standards, delinquency rates, and economic conditions.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the critical audit matter included the following, among others:

•Testing the design, implementation, and operating effectiveness of controls relating to management’s calculation of the allowance for credit losses – loans, including controls over the identification and assessment of the qualitative and environmental factors used.
•Obtaining management’s analysis and supporting documentation related to the qualitative and environmental factors and testing whether the environmental and qualitative factors used in the calculation of the allowance for credit losses – loans are supported by the analysis provided by management.
•Testing the appropriateness of the methodology and assumptions used in the calculation of the allowance for credit losses – loans, testing completeness and accuracy of the data used in the calculation, testing estimation and application of the environmental and qualitative factors determined by management and used in the calculation, and recalculating the balance of allowance for credit losses – loans.

/s/ Moss Adams LLP

Portland, Oregon
February 26, 2025

We have served as the Company’s auditor since 2004.

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except shares and per share amounts)
December 31, 2024 and 2023

ASSETS	December 31, 2024	December 31, 2023
Cash and due from banks	$203,402	$209,634
Interest-bearing deposits	298,456	44,830
Total cash and cash equivalents	501,858	254,464
Securities—available-for-sale; amortized cost $2,460,262 and $2,729,980, respectively	2,104,511	2,373,783
Securities—held-to-maturity, net of allowance for credit losses of $297 and $332, respectively	1,001,564	1,059,055
Total securities	3,106,075	3,432,838
Federal Home Loan Bank (FHLB) stock	22,451	24,028
Loans held for sale (includes $26,185 and $9,105, at fair value, respectively)	32,021	11,170
Loans receivable	11,354,656	10,810,455
Allowance for credit losses – loans	(155,521)	(149,643)
Net loans receivable	11,199,135	10,660,812
Accrued interest receivable	60,885	63,100
Property and equipment, net	124,589	132,231
Goodwill	373,121	373,121
Other intangibles, net	3,058	5,684
Bank-owned life insurance (BOLI)	312,549	304,366
Deferred tax assets, net	148,858	153,365
Operating lease right-of-use assets	39,998	43,731
Other assets	275,439	211,481
Total assets	$16,200,037	$15,670,391
LIABILITIES
Deposits:
Non-interest-bearing	$4,591,543	$4,792,369
Interest-bearing transaction and savings accounts	7,423,183	6,759,661
Interest-bearing certificates	1,499,672	1,477,467
Total deposits	13,514,398	13,029,497
Advances from FHLB	290,000	323,000
Other borrowings	125,257	182,877
Subordinated notes, net	80,278	92,851
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	67,477	66,413
Operating lease liabilities	43,472	48,659
Accrued expenses and other liabilities	258,070	228,428
Deferred compensation	46,759	45,975
Total liabilities	14,425,711	14,017,700
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 34,459,832 shares issued and outstanding at December 31, 2024; 34,348,369 shares issued and outstanding at December 31, 2023	1,307,509	1,299,651
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Retained earnings	744,091	642,175
Carrying value of shares held in trust for stock-based compensation plans	(6,194)	(6,563)
Liability for common stock issued to stock related compensation plans	6,194	6,563
Accumulated other comprehensive loss	(277,274)	(289,135)
Total shareholders’ equity	1,774,326	1,652,691
Total liabilities and shareholders’ equity	$16,200,037	$15,670,391
See Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for shares and per share amounts)
For the Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
INTEREST INCOME:
Loans receivable	$655,590	$577,891	$450,916
Mortgage-backed securities	66,085	72,352	67,585
Securities and cash equivalents	44,428	51,329	54,068
Total interest income	766,103	701,572	572,569
INTEREST EXPENSE:
Deposits	199,465	100,126	10,124
FHLB advances	8,941	10,524	489
Other borrowings	4,299	3,376	377
Subordinated debt	11,682	11,541	8,400
Total interest expense	224,387	125,567	19,390
Net interest income	541,716	576,005	553,179
PROVISION FOR CREDIT LOSSES	7,581	10,789	10,364
Net interest income after provision for credit losses	534,135	565,216	542,815
NON-INTEREST INCOME
Deposit fees and other service charges	43,371	41,638	44,459
Mortgage banking operations	12,207	11,817	10,834
BOLI	9,193	9,245	7,794
Miscellaneous	8,289	5,169	6,805
	73,060	67,869	69,892
Net loss on sale of securities	(5,190)	(19,242)	(3,248)
Net change in valuation of financial instruments carried at fair value	(982)	(4,218)	807
Gain on sale of branches, including related deposits	—	—	7,804
Total non-interest income	66,888	44,409	75,255
NON-INTEREST EXPENSE:
Salary and employee benefits	250,555	244,563	242,266
Less capitalized loan origination costs	(16,857)	(16,257)	(24,313)
Occupancy and equipment	48,771	47,886	52,018
Information and computer data services	29,165	28,445	25,986
Payment and card processing services	22,518	20,547	21,195
Professional and legal expenses	7,858	9,830	14,005
Advertising and marketing	5,149	4,794	3,959
Deposit insurance	11,398	10,529	6,649
State and municipal business and use taxes	5,648	5,260	4,693
Real estate operations, net	293	(538)	(104)
Amortization of core deposit intangibles	2,626	3,756	5,279
Loss on extinguishment of debt	—	—	793
Miscellaneous	24,414	23,723	24,869
Total non-interest expense	391,538	382,538	377,295
Income before provision for income taxes	209,485	227,087	240,775
PROVISION FOR INCOME TAXES	40,587	43,463	45,397
NET INCOME	$168,898	$183,624	$195,378

Earnings per common share:
Basic	$4.90	$5.35	$5.70
Diluted	$4.88	$5.33	$5.67
Cumulative dividends declared per common share	$1.92	$1.92	$1.76

Weighted average number of common shares outstanding:
Basic	34,470,057	34,344,142	34,264,322
Diluted	34,628,710	34,450,412	34,459,922
See Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
For the Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
NET INCOME	$168,898	$183,624	$195,378
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding (loss) gain on securities—available-for-sale arising during the period	(5,047)	54,307	(418,827)
Income tax benefit (expense) related to securities—available-for-sale unrealized holding losses	1,211	(13,034)	100,518
Reclassification for net loss on securities—available-for-sale realized in earnings	5,493	19,242	3,248
Income tax benefit related to securities—available-for-sale realized in earnings	(1,318)	(4,618)	(780)
Unrealized loss on securities transferred from available-for-sale to held-to-maturity	—	—	(34,596)
Income tax benefit related to securities transferred from available-for-sale to held-to-maturity	—	—	8,303
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	2,296	2,338	2,625
Income tax benefit related to amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	(551)	(561)	(630)
Net unrealized gain (loss) on interest rate swaps used in cash flow hedges	13,929	12,557	(25,223)
Income tax (expense) benefit related to interest rate swaps used in cash flow hedges	(3,343)	(3,014)	6,054
Changes in fair value of junior subordinated debentures related to instrument specific credit risk	(1,064)	8,444	(5,560)
Income tax benefit (expense) related to junior subordinated debentures	255	(2,027)	1,334
Reclassification of fair value of junior subordinated debentures redeemed	—	—	765
Income tax expense related to junior subordinated debentures redeemed	—	—	(184)
Other comprehensive income (loss)	11,861	73,634	(362,953)
COMPREHENSIVE INCOME (LOSS)	$180,759	$257,258	$(167,575)

See Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except shares and per share amounts)
For the Years Ended December 31, 2024, 2023 and 2022

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2022	34,252,632	$1,299,381	$390,762	$184	$1,690,327
Net income			195,378		195,378
Other comprehensive loss, net of income tax				(362,953)	(362,953)
Accrual of dividends on common stock ($1.76/share-cumulative)			(60,898)		(60,898)
Repurchase of common stock	(200,000)	(10,960)			(10,960)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	141,386	5,538			5,538
Balance, December 31, 2022	34,194,018	$1,293,959	$525,242	$(362,769)	$1,456,432

Balance, January 1, 2023	34,194,018	$1,293,959	$525,242	$(362,769)	$1,456,432
Net income			183,624		183,624
Other comprehensive income, net of income tax				73,634	73,634
Accrual of dividends on common stock ($1.92/share-cumulative)			(66,691)		(66,691)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	154,351	5,692			5,692
Balance, December 31, 2023	34,348,369	$1,299,651	$642,175	$(289,135)	$1,652,691

Balance, January 1, 2024	34,348,369	$1,299,651	$642,175	$(289,135)	$1,652,691
Net income			168,898		168,898
Other comprehensive income, net of income tax				11,861	11,861
Accrual of dividends on common stock ($1.92/share-cumulative)			(66,982)		(66,982)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	111,463	7,858			7,858
Balance, December 31, 2024	34,459,832	$1,307,509	$744,091	$(277,274)	$1,774,326

See Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
OPERATING ACTIVITIES:
Net income	$168,898	$183,624	$195,378
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	18,076	17,873	16,933
Deferred income and expense, net of amortization	(7,999)	(4,194)	(3,757)
Capitalized loan servicing rights, net of amortization	1,372	1,830	1,326
Amortization of core deposit intangibles	2,626	3,756	5,279
Loss on sale of securities, net	5,190	19,242	3,248
Net change in valuation of financial instruments carried at fair value	982	4,218	(807)
Gain on sale of branches, including related deposits	—	—	(7,804)
Decrease in deferred taxes	762	1,514	7,624
Increase (decrease) in current taxes payable	6,297	(3,170)	8,250
Stock-based compensation	10,031	9,169	8,870
Net change in cash surrender value of BOLI	(9,032)	(8,742)	(7,100)
Gain on sale of loans, excluding capitalized servicing rights	(6,180)	(6,151)	(4,556)
(Gain) loss on disposal of real estate held for sale and property and equipment, net	(318)	(352)	102
Provision for credit losses	7,581	10,789	10,364
Loss on extinguishment of debt	—	—	765
Origination of loans held for sale	(298,184)	(242,844)	(406,915)
Proceeds from sales of loans held for sale	414,807	266,540	415,635
Net change in:
Other assets	(35,288)	(8,968)	(39,028)
Other liabilities	13,566	13,065	34,244
Net cash provided from operating activities	293,187	257,199	238,051
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(63,170)	(58,173)	(659,905)
Principal repayments and maturities of securities—available-for-sale	241,427	173,055	368,996
Proceeds from sales of securities—available-for-sale	70,777	368,945	214,335
Purchases of securities—held-to-maturity	—	—	(190,645)
Principal repayments and maturities of securities—held-to-maturity	57,656	58,406	56,056
Loan (originations) repayments, net	(686,508)	(643,959)	(897,505)
Purchases of loans and participating interest in loans	(4,666)	—	(126,556)
Proceeds from sales of other loans	20,522	14,038	14,034
Net cash paid related to branch divestiture	—	—	(168,137)
Purchases of property and equipment	(13,747)	(14,651)	(14,724)
Proceeds from sale of real estate held for sale and sale of other property	4,323	4,669	6,088
Proceeds from FHLB stock repurchase program	146,162	153,397	15,080
Purchase of FHLB stock	(144,585)	(165,425)	(15,080)
Proceeds from maturity of securities purchased under agreements to resell	—	300,000	—
Investment in bank-owned life insurance	(47)	(66)	(50,053)
Other	686	1,693	3,459
Net cash (used by) provided from investing activities	(371,170)	191,929	(1,444,557)
(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued) (in thousands)
For the Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	484,901	(590,562)	(528,672)
Repayment of long term FHLB borrowing	—	—	(50,000)
(Repayment) advances of overnight and short-term FHLB borrowings, net	(33,000)	273,000	50,000
Decrease in other borrowings, net	(57,619)	(49,923)	(31,690)
Repayment of junior subordinated debentures	—	—	(50,518)
Proceeds from redemption of trust preferred securities related to junior subordinated debentures	—	—	1,518
Cash dividends paid	(66,733)	(66,765)	(61,078)
Cash paid for repurchase of common stock	—	—	(10,960)
Taxes paid related to net share settlement of equity awards	(2,172)	(3,476)	(3,332)
Net cash provided from (used by) financing activities	325,377	(437,726)	(684,732)
NET CHANGE IN CASH AND CASH EQUIVALENTS	247,394	11,402	(1,891,238)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	254,464	243,062	2,134,300
CASH AND CASH EQUIVALENTS, END OF YEAR	$501,858	$254,464	$243,062

	2024	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$224,808	$110,845	$18,583
Taxes paid	24,194	38,671	24,885
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Transfer of loans to real estate owned and other repossessed assets	2,832	1,185	—
Dividends accrued but not paid until after period end	1,334	1,084	1,158
Loans, held for sale, transferred (from) to portfolio	(131,294)	27,929	35,466
Securities, held-for-trading, transferred to available-for-sale	—	25,298	—
Securities, available-for-sale, transferred to held-to-maturity	—	—	462,159
DISPOSITIONS:
Assets divested	—	—	(1,539)
Liabilities divested	—	—	(178,209)

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

Basis of Presentation and Principles of Consolidation:  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All material intercompany transactions, profits and balances have been eliminated. The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and under the rules and regulations of the U.S. Securities and Exchange Commission (the SEC). At December 31, 2024, the Company had five wholly-owned subsidiary grantor trusts (the Trusts), each of which issued trust preferred securities (TPS) and common securities. The Trusts are not consolidated in the Company’s consolidated financial statements.

Operating Segments:  The Company’s operations are managed, and financial performance is evaluated, by our chief operating decision maker on a Company-wide basis.  The Bank’s primary business is that of a traditional banking institution, gathering deposits and originating loans for portfolio in its primary market areas.  The Bank offers a wide variety of deposit products to its consumer and commercial clients.  Lending activities include the origination of real estate, commercial/agriculture business and consumer loans.  The performance of the Company is reviewed monthly by the Company’s executive management and Board of Directors.  As resource allocation and performance decisions are not made based on discrete financial information of individual lines of business, the Company considers its current business and operations as a single reportable operating segment.

Subsequent Events: The Company has evaluated events and transactions subsequent to December 31, 2024 through the date that the consolidated financial statements were issued for potential recognition or disclosure.

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

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Banner’s Consolidated Financial Statements.  These policies relate to (i) determination of the provision and allowance for credit losses, (ii) the valuation of financial assets and liabilities recorded at fair value, and (iii) the valuation or recognition of deferred tax assets and liabilities. Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the Consolidated Financial Statements to these critical accounting estimates, the use of judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company’s financial condition and operating results in future periods.

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

Allowance for Credit Losses - Securities: Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The Company’s held-to maturity portfolio contains mortgage-backed securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The Company’s held-to-maturity portfolio also contains municipal bonds that are typically rated by major rating agencies as Aa or better. The Company has never incurred a loss on a municipal bond, therefore the expectation of credit losses on these securities is insignificant. The Company uses industry historical credit loss information adjusted for current conditions to establish the allowance for credit losses on the municipal bond portfolio. The expected credit losses on these bonds are similar to Banner’s commercial business loan portfolio. Therefore, the Company uses the commercial business loan portfolio loss rates to establish the allowance for credit losses on the collateralized bonds and its own loss history to establish a loss rate on bonds that are not collateralized.

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings.  If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, Management considers the extent to which fair value is less than amortized costs, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  Projected cash flows are discounted by the current effective interest rate.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized in AOCI.

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

Management periodically evaluates FHLB stock for impairment. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the client base of the FHLB, and (4) the liquidity position of the FHLB. The Company has determined there is no impairment on the FHLB stock investment as of December 31, 2024 and 2023.

Loans Receivable:  The Bank originates one- to four-family residential loans for both portfolio investment and sale in the secondary market.  The Bank also originates construction and land development, multifamily mortgage, commercial real estate, commercial business, agricultural and consumer loans for portfolio investment.  Loans receivable not designated as held for sale are recorded at amortized cost, net of the allowance for credit losses. Amortized cost is the principal amount outstanding, net of deferred fees, discounts and premiums.  Accrued interest on loans is reported in accrued interest receivable on the Consolidated Statements of Financial Condition. Premiums, discounts and deferred loan fees are amortized to maturity using the level-yield methodology.

Loans Held for Sale: One- to four-family residential loans originated with the intent to be sold in the secondary market are considered held for sale. One- to four-family residential loans under best effort delivery commitments are carried at the lower of aggregate cost or estimated market value. One- to four-family residential loans expected to be delivered under mandatory commitments are carried at fair value to match changes in the value of the loans with the value of the related economic hedges on the loans. Fair values for residential mortgage loans held for sale are determined by comparing actual loan rates to current secondary market prices for similar loans. Net unrealized losses on loans held for sale that are carried at lower of cost or market are recognized through the valuation allowance as charges to income.  Non-refundable fees and direct loan origination costs related to loans held for sale carried at the lower of cost or market are recognized as part of the cost basis of the loan. Gains and losses on sales of loans held for sale are determined using the aggregate method and are recorded in the mortgage banking operations component of non-interest income. Non-refundable fees and direct loan origination costs related to loans held for sale carried at the lower of cost or market are recognized as part of the cost basis of the loan.

Loans Acquired in Business Combinations: Loans acquired in business combinations are recorded at their fair value at the acquisition date. Establishing the fair value of acquired loans involves a significant amount of judgment, including determining the credit discount based upon historical data adjusted for current economic conditions and other factors. If any of these assumptions are inaccurate, actual credit losses could vary significantly from the credit discount used to calculate the fair value of the acquired loans. Acquired loans are evaluated upon acquisition and classified as either purchased credit-deteriorated or purchased non-credit-deteriorated. Purchased credit-deteriorated (PCD) loans have experienced more than insignificant credit deterioration since origination. For PCD loans, an allowance for credit losses is determined at the acquisition date using the same methodology as other loans held for investment. The initial allowance for credit losses, determined on a collective basis, is allocated to individual loans. A loan’s fair value is grossed up for the allowance for credit losses and becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through a provision (recapture) for credit losses.

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

Provision and Allowance for Credit Losses - Loans:  The methodology for determining the allowance for credit losses - loans is considered a critical accounting estimate by Management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for credit losses - loans. Among the material estimates required to establish the allowance for credit losses - loans are: a reasonable and supportable forecast; a reasonable and supportable forecast period and reversion period; value of collateral; strength of guarantors; the amount and timing of future cash flows for loans individually evaluated; and determination of the qualitative loss factors. All of these estimates are susceptible to significant change. The allowance for credit losses - loans is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. The Company has elected to exclude accrued interest receivable from the amortized cost basis in their estimate of the allowance for credit losses - loans. The provision for credit losses reflects the amount required to maintain the allowance for credit losses - loans at an appropriate level based upon Management’s evaluation of the adequacy of collective and individual loss reserves. The Company has established systematic methodologies for the determination of the adequacy of the Company’s allowance for credit losses - loans. The methodologies are set forth in a formal policy and take into consideration the need for a valuation allowance for loans evaluated on a collective (pool) basis which have similar risk characteristics as well as allowances that are tied to individual loans that do not share risk characteristics.

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

For commercial real estate, multifamily real estate, construction and land and land development, commercial business and agricultural loans with risk rating segmentation, historical credit loss assumptions are estimated using a model that categorizes loan pools based on loan type and risk rating. For one- to four- family residential loans, consumer loans, home equity lines of credit, small business loans, and small balance commercial real estate loans, historical credit loss assumptions are estimated using a model that categorizes loan pools based on loan type and delinquency status. These models calculate an expected life-of-loan loss percentage for each loan category by calculating the probability of default, based on the migration of loans from performing to loss by risk rating or delinquency categories using historical life-of-loan analysis and the severity of loss, based on the aggregate net lifetime losses incurred for each loan pool. For credit cards, historical credit loss assumptions are estimated using a model that calculates an expected life-of-loan loss percentage for each loan category by considering the historical cumulative losses based on the aggregate net lifetime losses incurred for each loan pool.

For loans evaluated collectively, Management uses economic indicators to adjust the historical loss rates so that they better reflect Management’s expectations of future conditions over the remaining lives of the loans in the portfolio based on reasonable and supportable forecasts. These economic indicators are selected based on correlation to the Company’s historical credit loss experience and are evaluated for each loan category. The economic indicators evaluated include the unemployment rate, gross domestic product, real estate price indices and growth, industrial employment, corporate profits, the household consumer debt service ratio, the household mortgage debt service ratio, and single family median home price growth. Management considers various economic scenarios and forecasts when evaluating the economic indicators and weighs the probability of various scenarios to arrive at the forecast that most reflects Management’s expectations of future conditions. The allowance for credit losses is then adjusted for the period in which those forecasts are considered to be reasonable and supportable. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the adjustments discontinue to be applied so that the model reverts back to the historical loss rates using a straight-line reversion method. Management selected a reasonable and supportable forecast period of 12 months with a reversion period of 12 months. Both the reasonable and supportable forecast period and the reversion period are periodically reviewed by Management.

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

Property and Equipment:  Property and equipment is carried at cost less accumulated depreciation. Depreciation is based upon the straight-line method applied to individual assets and groups of assets acquired in the same year over the lesser of their estimated useful lives or the related lease terms of the assets, which are as follows:

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

Leases: The Company leases retail, office and storage space, and equipment under operating leases. Most leases require the Company to pay real estate taxes, maintenance, insurance and other similar costs in addition to the base rent. Certain leases also contain lease incentives, such as tenant improvement allowances and rent abatement. Variable lease payments are recognized as lease expense as they are incurred. We record an operating lease right of use (ROU) asset and an operating lease liability (lease liability) for operating leases with a lease term greater than 12 months.

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

Derivative Instruments:  Derivatives include “off-balance-sheet” financial products, the value of which is dependent on the value of underlying financial assets, such as stock, bonds, foreign currency, or a reference rate or index.  Such derivatives include “forwards,” “futures,” “options” or “swaps.”  The Bank used an interest rate swap program which involves the receipt of fixed-rate amounts from a counterparty in exchange for variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets. These interest rate swaps qualified as cash flow hedging instruments so gains and losses were recorded in AOCI to the extent the hedge was effective. Gains and losses on the interest rate swaps were reclassified from AOCI to earnings in the period the hedged transaction affected earnings and were included in interest income. Amounts reported in AOCI related to derivatives were reclassified to interest income as interest payments were received on the Company’s variable-rate assets. The related cash flows were recognized as cash flows from operating activities on the Consolidated Statement of Cash Flows. These cash flow hedges matured in 2024.

The Bank offers an interest rate swap program for commercial loan clients that provides the client with a variable-rate loan and enters into an interest rate swap allowing them to effectively fix their loan interest rates.  These client swaps are matched with third party swaps with qualified broker/dealer or banks to offset the risk.  The fair value adjustments for these swaps are recorded in either other assets or other liabilities, as appropriate.

Further, as a part of its mortgage banking activities, the Company issues “rate lock” commitments to one- to four-family loan borrowers and obtains offsetting “best efforts” delivery commitments from purchasers of loans. The Company uses forward contracts for the sale of mortgage-backed securities and mandatory delivery commitments for the sale of loans to hedge one- to four-family loan “rate lock” commitments and one- to four-family residential loans held for sale.  The commitments to originate mortgage loans held for sale and the related delivery contracts are considered derivatives.  The Company recognizes all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to current earnings.  None of these residential mortgage loan related derivatives are designated as hedging instruments for accounting purposes.  Rather, they are accounted for as free-standing derivatives, or economic hedges, and the Company reports changes in fair values of its derivatives in current period net income.  The fair values for these instruments, which generally change as a result of changes in the level of market interest rates, are estimated based on dealer quotes and secondary market sources.  Assumptions used include rate assumptions based on historical information, current mortgage interest rates, the stage of completion of the underlying application and underwriting process, the time remaining until the expiration of the derivative loan commitment, and the expected net future cash flows related to the associated servicing of the loan.

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

Accounting standards for income taxes prescribe a recognition threshold and measurement process for financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return, and provides guidance on the de-recognition of previously recorded benefits and their classification, as well as the proper recording of interest and penalties, accounting in interim periods, disclosures and transition.  The Company periodically reviews its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate.  This review takes into consideration the status of current taxing authorities’ examinations of the Company’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment.

Stock-Based Compensation:  Under the Company’s stock-based incentive plans, the Company compensates employees and directors with time-based restricted stock and restricted stock unit grants. Some restricted stock awards include performance-based and market-based goals that impact the number of shares that ultimately vest based on the level of goal achievement. The Company measures the cost of employee or director services received in exchange for an award of equity instruments based on the fair value of the award, which is the intrinsic value on the grant date. This cost is recognized as expense in the Consolidated Statements of Operations ratably over the vesting period of the award with forfeitures of nonvested awards recognized as they occur. Any tax benefit or deficiency is recorded as income tax benefit or expense in the period the shares vest. Excess tax benefits are classified, along with other income tax cash flows, as an operating activity. The Company issues restricted stock and restricted stock unit awards which vest over a one- or three-year period during which time, the employee or director accrues or receives dividends and may have full voting rights depending on the terms of the grant.

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

Note 2: ACCOUNTING STANDARDS RECENTLY ISSUED OR ADOPTED

Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)

In November 2024, the Financial Accounting Standards Board (FASB) issued guidance within Accounting Standards Update (ASU) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in the ASU require public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. Specifically, they will be required to:
•Disclose the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption.
•Include certain amounts that are already required to be disclosed under GAAP in the same disclosure as the other disaggregation requirements.
•Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.
•Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.

This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied prospectively. The Company is evaluating the adoption of this ASU, but does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

Compensation—Stock Compensation (Topic 718)

In March 2024, the FASB issued guidance within ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The amendments in the ASU apply to companies that provide employees and non-employees with profits interest and similar awards to align compensation with the company’s operating performance and provide those holders with the opportunity to participate in future profits and/or equity appreciation of the company. The purpose of the ASU is to clarify the application of the scope guidance in Accounting Standards Codification (ASC) paragraph 718-10-15-3 in determining if a profit interest award should be accounted for in accordance with Topic 718: Compensation—Stock Compensation. The amendment in ASC paragraph 718-10-15-3 is solely intended to improve the overall clarity and does not change the guidance.

This ASU does not have a material impact on the Company’s Consolidated Financial Statements, as the Company does not currently provide these types of awards.

Income Taxes (Topic 740)

In December 2023, the FASB issued guidance within ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in the Update are intended to provide more transparency about income tax information through improvements to income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. The ASU requires disclosure in the rate reconciliation of specific categories as well as provide additional information for reconciling items that meet a quantitative threshold.

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

The Company early adopted and applied this ASU prospectively and new disclosures have been added as applicable.

Segment Reporting (Topic 280)

In November 2023, the FASB issued guidance within ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU and all existing disclosures in Topic 280. The Company has determined that its current business and operations consist of a single operating segment and a single reporting unit.

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

The Company applied this ASU retrospectively and new disclosures have been added as applicable for a single reportable operating segment.

Note 3: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities at December 31, 2024 and 2023, are summarized as follows (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$8,492	$—	$(559)	$7,933
Municipal bonds	153,982	453	(30,453)	123,982
Corporate bonds	131,379	100	(6,489)	124,990
Mortgage-backed or related securities	1,995,805	383	(319,340)	1,676,848
Asset-backed securities	170,604	155	(1)	170,758
	$2,460,262	$1,091	$(356,842)	$2,104,511

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$302	$—	$(4)	$298	$—
Municipal bonds	438,196	36	(62,809)	375,280	(143)
Corporate bonds	2,658	—	(6)	2,498	(154)
Mortgage-backed or related securities	560,705	—	(113,253)	447,452	—
	$1,001,861	$36	$(176,072)	$825,528	$(297)

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$34,929	$—	$(740)	$34,189
Municipal bonds	161,264	832	(29,191)	132,905
Corporate bonds	131,291	—	(12,168)	119,123
Mortgage-backed or related securities	2,179,947	942	(314,175)	1,866,714
Asset-backed securities	222,549	300	(1,997)	220,852
	$2,729,980	$2,074	$(358,271)	$2,373,783

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$307	$—	$(5)	$302	$—
Municipal bonds	466,032	687	(53,563)	412,999	(157)
Corporate bonds	2,781	—	(20)	2,586	(175)
Mortgage-backed or related securities	590,267	—	(98,640)	491,627	—
	$1,059,387	$687	$(152,228)	$907,514	$(332)

Accrued interest receivable on held-to-maturity debt securities was $4.2 million and $4.5 million as of December 31, 2024 and 2023, and was $9.0 million and $10.8 million on available-for-sale debt securities at December 31, 2024 and 2023, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Statements of Financial Condition and is excluded from the calculation of the allowance for credit losses.

At December 31, 2024 and 2023, the gross unrealized losses and the fair value for securities—available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$—	$—	$7,933	$(559)	$7,933	$(559)
Municipal bonds	15,497	(287)	91,156	(30,166)	106,653	(30,453)
Corporate bonds	2,541	(59)	96,763	(6,430)	99,304	(6,489)
Mortgage-backed or related securities	44,749	(524)	1,552,613	(318,816)	1,597,362	(319,340)
Asset-backed securities	20,000	(1)	—	—	20,000	(1)
	$82,787	$(871)	$1,748,465	$(355,971)	$1,831,252	$(356,842)

	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$—	$—	$34,189	$(740)	$34,189	$(740)
Municipal bonds	6,049	(7)	103,511	(29,184)	109,560	(29,191)
Corporate bonds	15,720	(46)	106,852	(12,122)	122,572	(12,168)
Mortgage-backed or related securities	71,150	(212)	1,712,125	(313,963)	1,783,275	(314,175)
Asset-backed securities	115,162	(1,212)	85,840	(785)	201,002	(1,997)
	$208,081	$(1,477)	$2,042,517	$(356,794)	$2,250,598	$(358,271)

At December 31, 2024, there were 201 securities—available-for-sale with unrealized losses, compared to 224 at December 31, 2023.  Management does not believe that any individual unrealized loss as of December 31, 2024 or 2023 resulted from credit loss.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

All securities—trading were transferred to securities—available-for-sale during the fourth quarter of 2023. Net unrealized holding losses of $3.4 million were recognized in 2023.

The following table presents gross gains and losses on sales and partial calls of securities—available-for-sale (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Available-for-Sale:
Gross Gains	$36	$383	$522
Gross Losses	(5,529)	(19,625)	(3,770)
Balance, end of the period	$(5,493)	$(19,242)	$(3,248)

There were no securities—available-for-sale in a nonaccrual status at December 31, 2024 and 2023.

The Company did not sell any held-to-maturity securities during the years ended December 31, 2024, 2023 and 2022. There were no securities—held-to-maturity in a nonaccrual status at December 31, 2024 and 2023.

The following table presents the amortized cost and estimated fair value of securities at December 31, 2024, by contractual maturity and does not reflect any required periodic payments (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	December 31, 2024
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$23,515	$23,286	$3,651	$3,492
Maturing after one year through five years	135,410	128,115	19,325	18,790
Maturing after five years through 10 years	422,962	388,640	34,010	31,511
Maturing after 10 years	1,878,375	1,564,470	944,875	771,735
	$2,460,262	$2,104,511	$1,001,861	$825,528

The following table presents, as of December 31, 2024, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	December 31, 2024
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$281,954	$296,238	$250,692
Interest rate swap counterparties	959	959	769
Repurchase transaction accounts	215,610	215,610	170,700
Other	2,289	2,289	2,094
Total pledged securities	$500,812	$515,096	$424,255

The Company monitors the credit quality of held-to-maturity debt securities using credit ratings which are reviewed and updated quarterly. The Company’s non-rated held-to-maturity debt securities are primarily United States government sponsored enterprise debentures carrying minimal to no credit risk. The non-rated corporate bonds primarily consist of Community Reinvestment Act related bonds secured by loan instruments from low to moderate income borrowers. The remaining non-rated held-to-maturity debt securities balance is comprised of local municipal debt from within the Company’s geographic footprint and is monitored through quarterly or annual financial review. This municipal debt is predominately essential service or unlimited general obligation backed debt. The following tables summarize the amortized cost of held-to-maturity debt securities by credit rating at December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$430,158	$500	$16,218	$446,876
Not Rated	302	8,038	2,158	544,487	554,985
	$302	$438,196	$2,658	$560,705	$1,001,861

	December 31, 2023
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$456,999	$500	$16,459	$473,958
Not Rated	307	9,033	2,281	573,808	585,429
	$307	$466,032	$2,781	$590,267	$1,059,387

The following tables present the activity in the allowance for credit losses for held-to-maturity debt securities by major type for the year ended December 31, 2024 and 2023 (in thousands):

	For the Year Ended December 31, 2024
	Municipal bonds	Corporate bonds	Total
Allowance for credit losses – securities
Beginning balance	$157	$175	$332
Recapture of provision for credit losses	(14)	(46)	(60)
Recoveries	—	25	25
Ending balance	$143	$154	$297

	For the Year Ended December 31, 2023
	Municipal bonds	Corporate bonds	Total
Allowance for credit losses – securities
Beginning balance	$183	$196	$379
Recapture of provision for credit losses	(26)	(45)	(71)
Recoveries	—	24	24
Ending balance	$157	$175	$332

	For the Year Ended December 31, 2022
	Municipal bonds	Corporate bonds	Total
Allowance for credit losses – securities
Beginning balance	$203	$230	$433
Recapture of provision for credit losses	(20)	(63)	(83)
Recoveries	—	29	29
Ending balance	$183	$196	$379

Note 4: LOANS RECEIVABLE AND THE ALLOWANCE FOR CREDIT LOSSES

The following table presents the loans receivable at December 31, 2024 and 2023, by class (dollars in thousands):

	December 31, 2024		December 31, 2023
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,027,426	9%	$915,897	8%
Investment properties	1,623,672	14	1,541,344	14
Small balance CRE	1,213,792	11	1,178,500	11
Multifamily real estate	894,425	8	811,232	8
Construction, land and land development:
Commercial construction	122,362	1	170,011	2
Multifamily construction	513,706	5	503,993	5
One- to four-family construction	514,220	5	526,432	5
Land and land development	369,663	3	336,639	3
Commercial business:
Commercial business	1,318,333	11	1,255,734	12
Small business scored	1,104,117	10	1,022,154	9
Agricultural business, including secured by farmland	340,280	3	331,089	3
One- to four-family residential	1,591,260	14	1,518,046	14
Consumer:
Consumer—home equity revolving lines of credit	625,680	5	588,703	5
Consumer—other	95,720	1	110,681	1
Total loans	11,354,656	100%	10,810,455	100%
Less allowance for credit losses – loans	(155,521)		(149,643)
Net loans	$11,199,135		$10,660,812

Loan amounts are net of unearned loan fees in excess of unamortized costs of $15.5 million as of December 31, 2024 and $12.1 million as of December 31, 2023. Net loans include net discounts on acquired loans of $3.5 million and $4.6 million as of December 31, 2024 and 2023, respectively. Net loans does not include accrued interest receivable. Accrued interest receivable on loans was $47.7 million as of December 31, 2024 and $47.8 million as of December 31, 2023 and was reported in accrued interest receivable on the Consolidated Statements of Financial Condition.

At December 31, 2024 and 2023, the Company had pledged $7.9 billion and $7.6 billion of loans as collateral for FHLB and other borrowings, respectively.

The Company’s loans to directors, executive officers and related entities are on substantially the same terms and underwriting as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.  These loans had balances of $682,600 and $708,000 at December 31, 2024 and 2023 respectively.

Purchased credit-deteriorated and purchased non-credit-deteriorated loans. Loans purchased or acquired in business combinations are recorded at their fair value at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-deteriorated (PCD) or purchased non-credit-deteriorated. There were no PCD loans at December 31, 2024 and 2023.

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

The following tables present the amortized cost basis and financial effect of loans that were experiencing financial difficulty and modified during the year ended December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Payment Delay	Term Extension	Total
Commercial business	$2,889	$1,480	$4,369
Total	$2,889	$1,480	$4,369

	December 31, 2023
	Payment Delay	Term Extension	Total
One- to four-family construction	$—	$4,911	$4,911
Commercial business	121	—	121
Agricultural business, including secured by farmland	1,580	—	1,580
One- to four-family residential	1,060	—	1,060
Total	$2,761	$4,911	$7,672

The Company had no commitments to lend additional amounts to the borrowers included in the previous tables as of December 31, 2024. The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following tables present the performance at December 31, 2024 and 2023, of loans that had been modified in the previous 12 months (in thousands).

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial business	$—	$—	$—	$2,889	$2,889
Total	$—	$—	$—	$2,889	$2,889

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial business	$—	$—	$—	$121	$121
Agricultural business, including secured by farmland	—	—	—	1,580	1,580
One- to four-family residential	—	—	—	1,060	1,060
Total	$—	$—	$—	$2,761	$2,761

The following tables present the financial effect of the loan modifications presented above for borrowers experiencing financial difficulty for December 31, 2024 and 2023:

	For the Year Ended December 31, 2024
	Weighted Average Payment Delay Period (in months)	Weighted Average Term Extension (in months)
Commercial business	9	3

	For the Year Ended December 31, 2023
	Weighted Average Payment Delay Period (in months)	Weighted-Average Term Extension (in months)
One- to four-family construction	n/a	14
Commercial business	8	n/a
Agricultural business, including secured by farmland	8	n/a
One- to four-family residential	8	n/a

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

Risk Ratings 1-5: Pass
Credits with risk ratings of 1 to 5 meet the definition of a pass risk rating. The strength of credits varies within the pass risk ratings, ranging from a risk rated 1 being an exceptional credit to a risk rated 5 being an acceptable credit that requires a more than normal level of supervision.

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

The following tables present the Company’s portfolio of risk-rated loans by class and by grade as of December 31, 2024 and 2023 (in thousands). In addition, the tables include the gross charge-offs for the year ended December 31, 2024. Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	December 31, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior
Commercial real estate - owner occupied
Risk Rating
Pass	$188,895	$171,046	$120,470	$152,940	$107,495	$174,221	$56,699	$971,766
Special Mention	2,452	—	—	—	9,444	—	1,997	13,893
Substandard	—	292	22,020	2,182	—	17,273	—	41,767
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$191,347	$171,338	$142,490	$155,122	$116,939	$191,494	$58,696	$1,027,426

Current period gross charge-offs	$—	$—	$351	$—	$—	$—	$—	$351

Commercial real estate - investment properties
Risk Rating
Pass	$128,132	$144,473	$209,107	$270,202	$142,808	$659,253	$51,925	$1,605,900
Special Mention	—	—	—	—	—	2,649	2,027	4,676
Substandard	—	—	5,724	—	—	7,372	—	13,096
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$128,132	$144,473	$214,831	$270,202	$142,808	$669,274	$53,952	$1,623,672

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily real estate
Risk Rating
Pass	$124,675	$87,955	$206,373	$205,964	$94,637	$170,235	$2,461	$892,300
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,125	—	2,125
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$124,675	$87,955	$206,373	$205,964	$94,637	$172,360	$2,461	$894,425

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior
Commercial construction
Risk Rating
Pass	$75,095	$34,032	$12,481	$—	$—	$—	$—	$121,608
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	754	—	—	—	754
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$75,095	$34,032	$12,481	$754	$—	$—	$—	$122,362

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily construction
Risk Rating
Pass	$151,244	$226,411	$121,706	$—	$—	$—	$14,345	$513,706
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$151,244	$226,411	$121,706	$—	$—	$—	$14,345	$513,706

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

One- to four- family construction
Risk Rating
Pass	$445,602	$50,521	$10,744	$—	$—	$—	$322	$507,189
Special Mention	—	—	—	—	—	—	—	—
Substandard	6,293	738	—	—	—	—	—	7,031
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$451,895	$51,259	$10,744	$—	$—	$—	$322	$514,220

Current period gross charge-offs	$—	$—	$150	$—	$—	$—	$—	$150

	December 31, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior
Land and land development
Risk Rating
Pass	$197,490	$85,344	$33,283	$22,897	$9,575	$13,871	$1,106	$363,566
Special Mention	—	—	—	—	—	—	—	—
Substandard	3,764	1,098	396	277	562	—	—	6,097
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$201,254	$86,442	$33,679	$23,174	$10,137	$13,871	$1,106	$369,663

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial business
Risk Rating
Pass	$168,794	$129,476	$186,001	$97,590	$108,881	$192,416	$365,770	$1,248,928
Special Mention	241	—	657	818	—	727	12,022	14,465
Substandard	2,889	1,714	547	947	3,214	2,274	43,355	54,940
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$171,924	$131,190	$187,205	$99,355	$112,095	$195,417	$421,147	$1,318,333

Current period gross charge-offs	$2,301	$418	$—	$689	$—	$54	$558	$4,020

Agricultural business, including secured by farmland
Risk Rating
Pass	$22,330	$40,228	$19,475	$22,117	$12,746	$53,884	$127,755	$298,535
Special Mention	—	—	670	—	—	—	6,684	7,354
Substandard	1,962	8,980	9,999	1,183	3,367	8,850	50	34,391
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business, including secured by farmland	$24,292	$49,208	$30,144	$23,300	$16,113	$62,734	$134,489	$340,280

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior
Commercial real estate - owner occupied
Risk Rating
Pass	$170,577	$149,489	$161,647	$139,934	$65,424	$154,036	$36,209	$877,316
Special Mention	—	—	—	—	—	—	1	1
Substandard	—	14,450	217	4,731	18,999	183	—	38,580
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$170,577	$163,939	$161,864	$144,665	$84,423	$154,219	$36,210	$915,897

Commercial real estate - investment properties
Risk Rating
Pass	$154,128	$168,286	$281,324	$123,315	$156,174	$597,977	$47,936	$1,529,140
Special Mention	—	—	—	—	—	2,714	1,198	3,912
Substandard	—	—	—	—	—	8,292	—	8,292
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$154,128	$168,286	$281,324	$123,315	$156,174	$608,983	$49,134	$1,541,344

Multifamily real estate
Risk Rating
Pass	$96,865	$177,907	$215,220	$101,336	$46,886	$167,305	$3,285	$808,804
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,428	—	2,428
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$96,865	$177,907	$215,220	$101,336	$46,886	$169,733	$3,285	$811,232

	December 31, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior
Commercial construction
Risk Rating
Pass	$86,165	$62,302	$4,056	$12,705	$—	$1,015	$—	$166,243
Special Mention	3,010	—	—	—	—	—	—	3,010
Substandard	—	—	758	—	—	—	—	758
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$89,175	$62,302	$4,814	$12,705	$—	$1,015	$—	$170,011

Multifamily construction
Risk Rating
Pass	$176,729	$256,661	$70,189	$414	$—	$—	$—	$503,993
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$176,729	$256,661	$70,189	$414	$—	$—	$—	$503,993

One- to four- family construction
Risk Rating
Pass	$447,818	$43,563	$25,229	$—	$329	$—	$381	$517,320
Special Mention	—	—	—	—	—	—	—	—
Substandard	6,715	253	2,144	—	—	—	—	9,112
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$454,533	$43,816	$27,373	$—	$329	$—	$381	$526,432

	December 31, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior
Land and land development
Risk Rating
Pass	$188,134	$80,472	$34,146	$12,338	$8,409	$10,152	$2,136	$335,787
Special Mention	—	852	—	—	—	—	—	852
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$188,134	$81,324	$34,146	$12,338	$8,409	$10,152	$2,136	$336,639

Commercial business
Risk Rating
Pass	$157,830	$223,582	$121,031	$134,066	$102,545	$126,175	$363,652	$1,228,881
Special Mention	199	—	—	—	43	—	2,548	2,790
Substandard	1,919	5,207	3,398	5,207	1,509	2,010	4,813	24,063
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$159,948	$228,789	$124,429	$139,273	$104,097	$128,185	$371,013	$1,255,734

Agricultural business, including secured by farmland
Risk Rating
Pass	$48,620	$35,520	$24,659	$17,658	$23,885	$38,273	$123,158	$311,773
Special Mention	550	—	652	—	—	301	308	1,811
Substandard	4,057	—	626	—	7,819	2,280	2,723	17,505
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business, including secured by farmland	$53,227	$35,520	$25,937	$17,658	$31,704	$40,854	$126,189	$331,089

The following tables present the Company’s portfolio of non-risk-rated loans by class and delinquency status as of December 31, 2024 and 2023 (in thousands). In addition, the tables include the gross charge-offs for the year ended December 31, 2024. Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	December 31, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior
Small balance CRE
Past Due Category
Current	$66,708	$87,829	$198,461	$209,983	$166,244	$484,567	$—	$1,213,792
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
90 Days + Past Due	—	—	—	—	—	—	—	—
Total Small balance CRE	$66,708	$87,829	$198,461	$209,983	$166,244	$484,567	$—	$1,213,792

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Small business scored
Past Due Category
Current	$209,692	$172,327	$236,769	$146,220	$69,795	$123,250	$139,836	$1,097,889
30-59 Days Past Due	16	62	1,084	650	104	523	523	2,962
60-89 Days Past Due	—	823	75	252	—	88	30	1,268
90 Days + Past Due	—	135	1,349	343	5	166	—	1,998
Total Small business scored	$209,708	$173,347	$239,277	$147,465	$69,904	$124,027	$140,389	$1,104,117

Current period gross charge-offs	$82	$122	$522	$575	$47	$587	$—	$1,935

One- to four- family residential
Past Due Category
Current	$219,254	$306,523	$537,271	$246,070	$51,761	$207,017	$—	$1,567,896
30-59 Days Past Due	1,743	1,731	2,733	762	469	1,818	—	9,256
60-89 Days Past Due	533	570	1,635	270	442	1,099	—	4,549
90 Days + Past Due	—	2,000	2,459	2,983	1,156	961	—	9,559
Total One- to four- family residential	$221,530	$310,824	$544,098	$250,085	$53,828	$210,895	$—	$1,591,260

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior
Consumer—home equity revolving lines of credit
Past Due Category
Current	$4,551	$975	$6,884	$1,964	$2,243	$6,582	$595,115	$618,314
30-59 Days Past Due	—	100	1,571	98	—	335	1,532	3,636
60-89 Days Past Due	—	—	237	561	—	384	136	1,318
90 Days + Past Due	—	766	247	190	190	1,019	—	2,412
Total Consumer—home equity revolving lines of credit	$4,551	$1,841	$8,939	$2,813	$2,433	$8,320	$596,783	$625,680

Current period gross charge-offs	$—	$—	$58	$—	$11	$1	$110	$180

Consumer-other
Past Due Category
Current	$9,329	$6,333	$25,334	$8,243	$5,390	$17,374	$23,185	$95,188
30-59 Days Past Due	5	—	54	—	3	88	166	316
60-89 Days Past Due	2	15	20	39	—	1	94	171
90 Days + Past Due	—	—	45	—	—	—	—	45
Total Consumer-other	$9,336	$6,348	$25,453	$8,282	$5,393	$17,463	$23,445	$95,720

Current period gross charge-offs	$9	$50	$105	$71	$37	$211	$1,247	$1,730

	December 31, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior
Small balance CRE
Past Due Category
Current	$83,077	$194,213	$215,550	$163,689	$121,596	$399,025	$378	$1,177,528
30-59 Days Past Due	—	—	—	—	159	400	—	559
60-89 Days Past Due	—	—	—	—	—	—	—	—
90 Days + Past Due	—	—	—	413	—	—	—	413
Total Small balance CRE	$83,077	$194,213	$215,550	$164,102	$121,755	$399,425	$378	$1,178,500

Small business scored
Past Due Category
Current	$197,138	$276,888	$172,286	$84,320	$61,613	$96,269	$129,998	$1,018,512
30-59 Days Past Due	16	171	1,048	52	169	287	307	2,050
60-89 Days Past Due	18	—	—	60	79	393	83	633
90 Days + Past Due	24	69	148	—	460	257	1	959
Total Small business scored	$197,196	$277,128	$173,482	$84,432	$62,321	$97,206	$130,389	$1,022,154

One- to four- family residential
Past Due Category
Current	$360,797	$586,167	$262,414	$56,436	$31,275	$206,247	$209	$1,503,545
30-59 Days Past Due	846	3,087	979	511	—	1,441	—	6,864
60-89 Days Past Due	—	540	510	388	151	790	—	2,379
90 Days + Past Due	1,060	700	1,582	192	633	1,091	—	5,258
Total One- to four- family residential	$362,703	$590,494	$265,485	$57,527	$32,059	$209,569	$209	$1,518,046

	December 31, 2023
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2023	2022	2021	2020	2019	Prior
Consumer—home equity revolving lines of credit
Past Due Category
Current	$5,003	$2,594	$1,564	$1,200	$1,177	$4,678	$566,249	$582,465
30-59 Days Past Due	—	51	93	66	175	324	2,063	2,772
60-89 Days Past Due	—	—	98	—	50	246	445	839
90 Days + Past Due	—	365	178	1,043	19	966	56	2,627
Total Consumer—home equity revolving lines of credit	$5,003	$3,010	$1,933	$2,309	$1,421	$6,214	$568,813	$588,703

Consumer-other
Past Due Category
Current	$10,756	$31,836	$9,961	$6,906	$4,441	$17,920	$28,207	$110,027
30-59 Days Past Due	5	—	62	—	—	81	269	417
60-89 Days Past Due	12	—	4	2	20	6	97	141
90 Days + Past Due	—	58	—	28	10	—	—	96
Total Consumer-other	$10,773	$31,894	$10,027	$6,936	$4,471	$18,007	$28,573	$110,681

The following tables provide the amortized cost basis of collateral-dependent loans as of December 31, 2024 and 2023 (in thousands). Our collateral dependent loans presented in the tables below have no significant concentrations by property type or location.

	December 31, 2024
	Real Estate	Accounts Receivable	Equipment	Inventory	Total
Commercial real estate:
Owner-occupied	$2,182	$—	$—	$—	$2,182
One- to four-family construction	1,834	—	—	—	1,834
Land and land development	1,622	—	—	—	1,622
Commercial business:
Commercial business	—	1,789	1,660	427	3,876
Small business scored	623	—	—	—	623
Agricultural business, including secured by farmland	5,013	—	3,447	—	8,460
One- to four-family residential	5,374	—	—	—	5,374
Consumer—home equity revolving lines of credit	977	—	—	—	977
Total	$17,625	$1,789	$5,107	$427	$24,948

	December 31, 2023
	Real Estate	Accounts Receivable	Equipment	Inventory	Total
Commercial real estate:
Owner-occupied	$1,391	$—	$—	$—	$1,391
Small balance CRE	$755	—	$—	—	$755
One- to four-family construction	8,859	—	—	—	8,859
Commercial business	—	1,059	5,085	812	6,956
Agricultural business, including secured by farmland	2,576	—	—	—	2,576
One- to four-family residential	1,954	—	—	—	1,954
Consumer—home equity revolving lines of credit	821	—	—	—	821
Total	$16,356	$1,059	$5,085	$812	$23,312

The following tables provide additional detail on the age analysis of the Company’s past due loans as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$—	$2,182	$2,182	$1,025,244	$1,027,426	$—	$2,182	$—
Investment properties	—	—	—	—	1,623,672	1,623,672	—	—	—
Small balance CRE	—	—	—	—	1,213,792	1,213,792	—	4	—
Multifamily real estate	—	—	—	—	894,425	894,425	—	—	—
Construction, land and land development:
Commercial construction	754	—	—	754	121,608	122,362	—	—	—
Multifamily construction	—	—	—	—	513,706	513,706	—	—	—
One- to four-family construction	—	—	738	738	513,482	514,220	1,834	1,834	—
Land and land development	1,600	796	1,568	3,964	365,699	369,663	1,622	2,129	—
Commercial business:
Commercial business	2,025	—	1,012	3,037	1,315,296	1,318,333	123	4,103	—
Small business scored	2,962	1,268	1,998	6,228	1,097,889	1,104,117	623	2,964	—
Agricultural business, including secured by farmland	190	—	7,077	7,267	333,013	340,280	4,829	8,485	—
One- to four-family residential	9,256	4,549	9,559	23,364	1,567,896	1,591,260	5,374	10,016	369
Consumer:
Consumer—home equity revolving lines of credit	3,636	1,318	2,412	7,366	618,314	625,680	977	4,790	35
Consumer—other	316	171	45	532	95,188	95,720	—	45	—
Total	$20,739	$8,102	$26,591	$55,432	$11,299,224	$11,354,656	$15,382	$36,552	$404

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$—	$—	$—	$915,897	$915,897	$1,391	$1,450	$—
Investment properties	—	—	—	—	1,541,344	1,541,344	—	—	—
Small balance CRE	559	—	413	972	1,177,528	1,178,500	755	1,227	—
Multifamily real estate	—	—	—	—	811,232	811,232	—	—	—
Construction, land and land development:
Commercial construction	—	—	—	—	170,011	170,011	—	—	—
Multifamily construction	—	—	—	—	503,993	503,993	—	—	—
One- to four-family construction	286	—	4,201	4,487	521,945	526,432	2,852	3,105	1,096
Land and land development	1,822	553	42	2,417	334,222	336,639	—	—	42
Commercial business:
Commercial business	1,166	5,735	1,181	8,082	1,247,652	1,255,734	789	7,346	—
Small business scored	2,050	633	959	3,642	1,018,512	1,022,154	—	1,656	1
Agricultural business, including secured by farmland	—	—	2,171	2,171	328,918	331,089	3,167	3,167	—
One- to four-family residential	6,864	2,379	5,258	14,501	1,503,545	1,518,046	1,939	5,702	1,205
Consumer:
Consumer—home equity revolving lines of credit	2,772	839	2,627	6,238	582,465	588,703	821	3,110	391
Consumer—other	417	141	96	654	110,027	110,681	—	94	10
Total	$15,936	$10,280	$16,948	$43,164	$10,767,291	$10,810,455	$11,714	$26,857	$2,745

(1)     The Company did not recognize any interest income on non-accrual loans during the years ended December 31, 2024 and 2023.

Management estimates the allowance for credit losses using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Management considers QE factors for each loan category to adjust for differences between the historical periods used to calculate historical loss rates and expected conditions over the remaining lives of the loans in the portfolio. Management uses a scale to assign QE factor adjustments based on the level of estimated impact which requires a significant amount of judgment. The Company evaluated each qualitative factor as of December 31, 2024 and concluded that the models adequately reflected the significant changes in credit conditions and overall portfolio risk. The qualitative adjustments in the allowance for credit losses during 2024 were primarily related to environmental, collateral and concentration related factors. This evaluation resulted in a 35 basis-point increase in the construction and land category. All other loan categories had nominal changes in their qualitative factor adjustments.

The following tables provide the activity in the allowance for credit losses - loans by portfolio segment for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	For the Year Ended December 31, 2024
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses:
Beginning balance	$44,384	$9,326	$28,095	$35,464	$3,865	$19,271	$9,238	$149,643
(Recapture)/provision for credit losses	(5,970)	982	1,093	7,139	1,558	1,365	2,396	8,563
Recoveries	2,767	—	—	1,963	304	171	476	5,681
Charge-offs	(351)	—	(150)	(5,955)	—	—	(1,910)	(8,366)
Ending balance	$40,830	$10,308	$29,038	$38,611	$5,727	$20,807	$10,200	$155,521

Net loan recoveries (charge-offs) as a percent of average outstanding loans during the period	0.02%	—%	—%	(0.04)%	—%	—%	(0.01)%	(0.02)%

	For the Year Ended December 31, 2023
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses:
Beginning balance	$44,086	$7,734	$29,171	$33,299	$3,475	$14,729	$8,971	$141,465
(Recapture)/provision for credit losses	(259)	1,592	(16)	3,532	808	4,354	1,086	11,097
Recoveries	557	—	29	1,283	146	230	543	2,788
Charge-offs	—	—	(1,089)	(2,650)	(564)	(42)	(1,362)	(5,707)
Ending balance	$44,384	$9,326	$28,095	$35,464	$3,865	$19,271	$9,238	$149,643

Net loan recoveries (charge-offs) as a percent of average outstanding loans during the period	0.01%	—%	(0.01)%	(0.01)%	—%	—%	(0.01)%	(0.03)%

	For the Year Ended December 31, 2022
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses:
Beginning balance	$52,995	$7,043	$27,294	$26,421	$3,190	$8,205	$6,951	$132,099
(Recapture)/provision for loan losses	(9,299)	691	1,523	6,654	(148)	6,343	2,394	8,158
Recoveries	392	—	384	1,923	475	181	566	3,921
Charge-offs	(2)	—	(30)	(1,699)	(42)	—	(940)	(2,713)
Ending balance	$44,086	$7,734	$29,171	$33,299	$3,475	$14,729	$8,971	$141,465

Net loan recoveries as a percent of average outstanding loans during the period	—%	—%	—%	—%	—%	—%	—%	0.01%

Note 5: PROPERTY AND EQUIPMENT, NET

Land, buildings and equipment owned by the Company and its subsidiaries at December 31, 2024 and 2023, are summarized as follows (in thousands):

	December 31
	2024	2023
Land(1)	$25,616	$26,133
Buildings and leasehold improvements (1)	144,480	145,467
Furniture and equipment	147,595	137,640
	317,691	309,240
Less accumulated depreciation	(193,102)	(177,009)
Property and equipment, net	$124,589	$132,231

(1) The Company had $29,000 and $1.9 million of properties held for sale that were included in land and buildings at December 31, 2024 and 2023, respectively.

The Company’s depreciation expense related to property and equipment was $18.1 million, $17.9 million and $16.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 6: DEPOSITS

Deposits consist of the following at December 31, 2024 and 2023 (in thousands):

	December 31
	2024	2023
Non-interest-bearing checking	$4,591,543	$4,792,369
Interest-bearing checking	2,393,864	2,098,526
Regular savings accounts	3,478,423	2,980,530
Money market accounts	1,550,896	1,680,605
Total interest-bearing transaction and savings accounts	7,423,183	6,759,661
Certificates of deposit:
Certificates of deposit greater than or equal to $250,000	487,515	473,124
Certificates of deposit less than $250,000	1,012,157	1,004,343
Total certificates of deposit	1,499,672	1,477,467
Total deposits	$13,514,398	$13,029,497

Included in total deposits:
Public fund transaction accounts	$414,413	$356,615
Public fund interest-bearing certificates	25,423	52,048
Total public deposits	$439,836	$408,663

Total brokered deposits	$50,346	$108,058

Deposits at December 31, 2024 and 2023 included deposits from the Company’s directors, executive officers and related entities totaling $10.2 million and $9.2 million, respectively.

Scheduled maturities and weighted average interest rates of certificates of deposits at December 31, 2024 are as follows (dollars in thousands):

	December 31, 2024
	Amount	Weighted Average Rate
Maturing in one year or less	$1,448,449	3.84%
Maturing after one year through two years	31,053	1.22
Maturing after two years through three years	13,222	1.00
Maturing after three years through four years	3,857	0.71
Maturing after four years through five years	2,492	0.85
Maturing after five years	599	0.58
Total certificates of deposit	$1,499,672	3.75%

Note 7: ADVANCES FROM FEDERAL HOME LOAN BANK

Utilizing a blanket pledge, qualifying loans receivable at December 31, 2024 and 2023, were pledged as security for FHLB borrowings and there were no securities pledged as collateral as of December 31, 2024 or 2023.  At December 31, 2024 and 2023, FHLB advances were scheduled to mature as follows (dollars in thousands):

	December 31,
	2024		2023
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Maturing in one year or less	$290,000	4.62%	$323,000	5.64%
Total FHLB advances	$290,000	4.62%	$323,000	5.64%

The maximum amount outstanding from the FHLB advances at any month end for the years ended December 31, 2024 and 2023 was $398.0 million and $645.0 million, respectively. The average FHLB advances balance outstanding for the years ended December 31, 2024 and 2023 was $160.0 million and $196.8 million, respectively. The average contractual interest rate on the FHLB advances for the years ended December 31, 2024 and 2023 was 5.59% and 5.35%, respectively. As of December 31, 2024, the Bank has established a borrowing line with the FHLB to borrow up to 45% of its total assets, contingent on having sufficient qualifying collateral and ownership of FHLB stock.  At December 31, 2024, under these credit facilities based on pledged collateral, the Bank had $2.95 billion of available credit capacity.

Note 8: OTHER BORROWINGS

Other borrowings consist of retail and wholesale repurchase agreements, other term borrowings and Federal Reserve Bank borrowings.

Repurchase Agreements:  At December 31, 2024, retail repurchase agreements carry interest rates ranging from 0.05% to 3.94%. These repurchase agreements are secured by the pledge of certain mortgage-backed and agency securities with a carrying value of $215.6 million.  The Bank has the right to pledge or sell these securities, but it must replace them with substantially the same securities. The Bank had no borrowings under wholesale repurchase agreements at December 31, 2024 and 2023.

Federal Reserve Bank of San Francisco and fed fund lines:  The Bank periodically borrows funds on an overnight basis from the Federal Reserve Bank through the Borrower-In-Custody program.  These borrowings are secured by a pledge of eligible loans.  At December 31, 2024, based upon available unencumbered collateral, the Bank was eligible to borrow $1.52 billion from the Federal Reserve Bank. However, as of that date, as well as December 31, 2023, the Bank had no funds borrowed under this arrangement.

At December 31, 2024, the Bank had uncommitted federal funds lines of credit agreements with other financial institutions totaling $125.0 million. No balances were outstanding under these agreements as of December 31, 2024 and 2023. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage.

A summary of all other borrowings at December 31, 2024 and 2023, by the period remaining to maturity is as follows (dollars in thousands):

	December 31,
	2024		2023
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Repurchase agreements:
Maturing in one year or less	$125,257	1.98%	$182,877	2.48%
Total year-end outstanding	$125,257	1.98%	$182,877	2.48%
Average outstanding	$164,613	2.61%	$199,290	1.69%
Maximum outstanding at any month-end	$183,928	n/a	$229,727	n/a

Note 9: SUBORDINATED DEBT AND MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

At December 31, 2024, the Company had five wholly-owned subsidiary grantor trusts (the Trusts), which had issued $86.5 million of Trust Preferred Securities (TPS) to third parties, as well as $2.7 million of common capital securities, carried as other assets, which were issued to the Company.  TPS and common capital securities accrue and pay distributions periodically at specified annual rates, as provided in the indentures, based on a spread over SOFR (Secured Overnight Financing Rate).  The Trusts used the proceeds from the offerings to purchase a like amount of junior subordinated debentures (the Debentures) of the Company.  The Debentures are the sole assets of the Trusts.  The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts.  The TPS are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.  During the years ended December 31, 2024 and 2023, no debentures were redeemed. At December 31, 2024, the remaining Trusts comprised $86.5 million or 4.3% of the Company’s total risk-based capital.

The following table is a summary of TPS at December 31, 2024 (dollars in thousands):

Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Capital Securities	Aggregate Principal Amount of Junior Subordinated Debentures	Stated Maturity (1)	Current Interest Rate	Reset Period	Interest Rate Spread (3)
Banner Capital Trust V	$25,000	$774	$25,774	2035	6.35%	Quarterly	Three-month SOFR + 1.83%
Banner Capital Trust VI	25,000	774	25,774	2037	6.38	Quarterly	Three-month SOFR + 1.88%
Banner Capital Trust VII	25,000	774	25,774	2037	6.23	Quarterly	Three-month SOFR + 1.64%
Greater Sacramento Bancorp Statutory Trust II	4,000	124	4,124	2035	6.30	Quarterly	Three-month SOFR + 1.94%
Mission Oaks Statutory Trust I	7,500	232	7,732	2036	6.27	Quarterly	Three-month SOFR + 1.91%
Total TPS liability at par	$86,500	$2,678	89,178		6.32%
Fair value adjustment (2)			(21,701)
Total TPS liability at fair value (2)			$67,477

(1) All of the Company’s TPS are eligible for redemption.
(2) The Company has elected to use fair value accounting on the Debentures.
(3) The interest rate spread includes a 0.26% upward adjustment for the transition from LIBOR to SOFR.

On June 30, 2020, Banner issued and sold in an underwritten offering $100.0 million aggregate principal amount of 5.00% Fixed-to-Floating Rate Subordinated Notes due 2030 (Notes) at a public offering price equal to 100% of the aggregate principal amount of the Notes, resulting in net proceeds, after underwriting discounts and estimated offering expenses, of approximately $98.1 million. The interest rate on the Notes remains fixed equal to 5.00% for the first 5 years, after 5 years the interest rate changes to a floating interest rate tied to a benchmark rate, which is expected to be Three-Month Term SOFR, plus a spread of 489 basis points. The Notes will mature on June 30, 2030. On or after June 30, 2025, the Company may redeem the Notes, in whole or in part. During 2023 and 2024, the Bank purchased a portion of these notes as an available-for-sale investment, which are eliminated upon consolidation.
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

Note 10: INCOME TAXES

The following table presents the components of the provision for income taxes included in the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Years Ended December 31
	2024	2023	2022
Current
Federal	$22,648	$28,805	$26,653
State	7,843	6,296	5,882
Total Current	30,491	35,101	32,535

Deferred
Federal	10,567	7,698	11,595
State	(471)	664	1,267
Total Deferred	10,096	8,362	12,862

Provision for income taxes	$40,587	$43,463	$45,397

The following table presents the reconciliation of the provision for income taxes based on the federal statutory rate to the actual effective rate by amount and percent for the year ended December 31, 2024 (amounts in thousands):

	Year Ended December 31
	2024
	Amount	Percent
Federal income tax statutory rate	$43,992	21.0%

State income taxes, net of federal tax offset (1)	6,174	3.0
State audits and amended returns	4	—
Tax credits	(9,597)	(4.6)
Low income housing tax credit partnerships, net of amortization	6,791	3.2
Nontaxable and nondeductible items:
Tax-exempt interest	(6,914)	(3.3)
Investment in life insurance	(1,930)	(0.9)
Other	2,067	1.0
Provision for income taxes and effective income tax rate	$40,587	19.4%

(1) State taxes in California and Oregon made up the majority (greater than 50 percent) of the tax effect in this category.

The following table presents the reconciliation of the federal statutory rate to the actual effective rate by percent for the years ended December 31, 2023 and 2022:

	Years Ended December 31
	2023	2022
	Percent	Percent
Federal income tax statutory rate	21.0%	21.0%

State Income taxes, net of federal tax offset	2.6	2.3
State audits and amended returns	—	(0.1)
Tax credits	(2.7)	(1.9)
Low income housing partnerships, net of amortization	2.0	1.4
Nontaxable and nondeductible items:
Tax-exempt interest	(3.6)	(3.6)
Investment in life insurance	(0.9)	(0.7)
Other	0.7	0.5
Provision for income taxes and effective income tax rate	19.1%	18.9%

The following table presents income taxes paid (net of refunds received) for the year ended December 31, 2024 (in thousands):

Income Taxes Paid
US federal	$20,000
US state and local
California	2,705
Oregon	1,215
Idaho	220
Utah	39
Montana	15
Total	$24,194

The following table reflects the effect of temporary differences that gave rise to the components of the net deferred tax asset as of December 31, 2024 and 2023 (in thousands):

	December 31
	2024	2023
Deferred tax assets:
Loan loss and REO	$41,045	$39,495
Deferred compensation	22,983	21,470
Net operating loss carryforward	10,482	12,967
Federal and state tax credits	758	758
State net operating losses	3,757	3,978
Loan discount	379	625
Lease liability	10,416	11,547
Unrealized loss on securities—available-for-sale, net	87,709	91,455
Other	1,191	4,222
Total deferred tax assets	178,720	186,517
Deferred tax liabilities:
Depreciation	(3,783)	(5,428)
Deferred loan fees, servicing rights and loan origination costs	(12,575)	(13,008)
Intangibles	(2,922)	(3,313)
Right of use asset	(9,583)	(10,378)
Financial instruments accounted for under fair value accounting	(815)	(841)
Total deferred tax liabilities	(29,678)	(32,968)
Deferred income tax asset	149,042	153,549
Valuation allowance	(184)	(184)
Deferred tax asset, net	$148,858	$153,365

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recognized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment.

At December 31, 2024, the Company had federal net operating loss carryforwards of approximately $49.9 million. The Company also has $53.0 million of state net operating loss carryforwards, against which the Company has established a $184,000 valuation reserve. The federal and state net operating losses will expire, if unused, by the end of 2034.  The Company has federal general business credit carryforwards at December 31, 2024 of $219,000, which will expire, if unused, by the end of 2031. The Company also has federal alternative minimum tax credit carryforwards of $538,000, which are available to reduce future federal regular income taxes, if any, over an indefinite period. At December 31, 2023, the Company had federal and state net operating loss carryforwards of approximately $61.7 million and $56.8 million, respectively, and federal general business credits carryforwards of $219,000 and federal alternative minimum tax credit carryforwards of approximately $538,000.

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

As a consequence of Banner’s capital raise in June 2010, the Company experienced a change in control within the meaning of Section 382 of the Code. As a result of the Section 382 limitations, the Company is limited to utilizing $6.9 million of net operating loss carryforwards which existed prior to the acquisition of Starbuck Bancshares, Inc., on an annual basis. Based on its analysis, the Company believes it is more likely than not that the June 2010 change in control will not impact its ability to utilize all of the related available net operating loss carryforwards, general business credits, and recognized built-in-losses. As of December 31, 2024, the Company had utilized all federal net operating losses and credits limited due to the June 2010 change in control. Certain state net operating losses subject to the change of control limitations are still outstanding.

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

Retained earnings at December 31, 2024 and 2023 included approximately $5.4 million in tax basis bad debt reserves for which no income tax liability has been recorded.  In the future, if this tax bad debt reserve is used for purposes other than to absorb bad debts or the Company no longer qualifies as a bank or is completely liquidated, the Company will incur a federal tax liability at the then-prevailing corporate tax rate, estimated as $1.1 million at December 31, 2024.

A reconciliation of the beginning and ending amount of total unrecognized state tax benefits for the years ended December 31, 2024 and 2023, is as follows (in thousands):

	Years Ended December 31
	2024	2023
Balance, beginning of year	$2,000	$1,600
Changes related to prior year tax positions	—	149
Changes related to current year tax positions	—	251
Balance, end of year	$2,000	$2,000

None of the unrecognized tax benefits, if recognized, would materially affect the effective tax rate. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense. The amount of interest and penalties accrued for the years ended December 31, 2024, 2023 and 2022 is immaterial. The Company files consolidated income tax returns in Oregon, California, Utah, Montana and Idaho and for federal purposes. The Company is no longer subject to tax examination for tax years before 2021.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Tax Credit Investments:
Total commitments	$153,618	$103,453
Unfunded commitments	94,416	62,594

The following table presents other information related to the Company’s tax credit investments for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	For the years ended December 31,
	2024	2023	2022
Tax credits and other tax benefits recognized	$12,072	$8,018	$5,621
Tax credit amortization expense included in provision for income taxes	9,334	6,449	4,638
Note 11: EMPLOYEE BENEFIT PLANS

Employee Retirement Plans: Substantially all Company and Bank employees are eligible to participate in its 401(k)/Profit Sharing Plan, a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code. At the discretion of the Company’s Board of Directors, the Company may elect to make matching and/or profit-sharing contributions for the employees’ benefit. For the years ended December 31, 2024, 2023 and 2022, $7.1 million, $6.7 million and $6.9 million, respectively, was expensed for the Company’s 401(k) contributions. During 2024, the Board of Directors elected to make a matching contribution of 4% of eligible compensation.

Supplemental Retirement and Salary Continuation Plans:  Through the Bank, the Company is obligated under various non-qualified deferred compensation plans to help supplement the retirement income of certain executives, including certain retired executives, selected by resolution of the Bank’s Boards of Directors or in certain cases by the former directors of acquired banks.  These plans are unfunded, include both defined benefit and defined contribution plans, and provide for payments after the executive’s retirement.  In the event of a participant employee’s death prior to or during retirement, the Company is obligated to pay to the designated beneficiary the benefits set forth under the plan.  For the years ended December 31, 2024, 2023 and 2022, expense recorded for supplemental retirement and salary continuation plan benefits totaled $2.2 million, $2.5 million, and $2.0 million, respectively.  At December 31, 2024 and 2023, liabilities recorded for the various supplemental retirement and salary continuation plan benefits totaled $34.8 million and $36.1 million, respectively, and are recorded in a deferred compensation liability account.

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

In order to fund the plans’ future obligations, the Company has purchased life insurance policies or other investments, including Banner common stock, which in certain instances are held in irrevocable trusts commonly referred to as “Rabbi Trusts.”  As the Company is the owner of the investments and the beneficiary of the insurance policies, and in order to reflect the Company’s policy to pay benefits equal to the accumulations, the assets and liabilities are reflected in the Consolidated Statements of Financial Condition.  Banner common stock held for such plans is reported as a contra-equity account and was recorded at an original cost of $6.2 million at December 31, 2024 and $6.6 million at December 31, 2023.  At December 31, 2024 and 2023, liabilities recorded in connection with deferred compensation plan benefits totaled $18.8 million ($6.2 million in contra-equity) and $15.8 million ($6.6 million in contra-equity), respectively, and are recorded in deferred compensation or equity as appropriate.

The Bank has purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental retirement, salary continuation and deferred compensation retirement plans, as well as additional policies not related to any specific plan. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans.  It is the Bank’s intent to hold these policies as a long-term investment.  However, there will be an income tax impact if the Bank chooses to surrender certain policies.  Although the lives of individual current or former management-level employees are insured, the Bank is the owner and sole or partial beneficiary.  At December 31, 2024 and 2023, the cash surrender value of these policies was $312.5 million and $304.4 million, respectively.  The Bank is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy.  In order to mitigate this risk, the Bank uses a variety of insurance companies and regularly monitors their financial condition.

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

2014 Omnibus Incentive Plan

The 2014 Plan was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of December 31, 2024, a total of 277,304 restricted stock shares and 597,096 restricted stock units have been granted under the 2014 Plan, of which no restricted stock shares and 158,478 restricted stock units were unvested.

2018 Omnibus Incentive Plan

The 2018 Plan was approved by shareholders on April 24, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of common stock for issuance under the 2018 Plan in connection with the exercise of awards. As of December 31, 2024, 814,182 restricted stock units have been granted under the 2018 Plan, of which 270,679 were unvested.

2023 Omnibus Incentive Plan

The 2023 Plan was approved by shareholders on May 24, 2023. The 2023 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 625,000 shares of common stock for issuance under the 2023 Plan in connection with the exercise of awards. As of December 31, 2024, 4,927 restricted stock shares and 9,798 restricted stock units have been granted under the 2023 Plan, all of which were unvested.

The expense associated with all restricted stock grants (including restricted stock shares and restricted stock units) was $10.0 million, $9.2 million and $8.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.  Unrecognized compensation expense for these awards as of December 31, 2024 was $13.5 million and will be recognized over a weighted average period of 11 months.

A summary of the Company’s Restricted Stock/Unit award activity during the years ended December 31, 2024, 2023 and 2022 follows:

	Shares/Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2021	476,222	$43.62
Granted (138,022 non-voting)	139,574	58.87
Vested	(193,082)	45.30
Forfeited	(39,987)	47.63
Unvested at December 31, 2022	382,727	49.98
Granted (203,464 non-voting)	208,273	53.64
Vested	(217,262)	42.87
Forfeited	(16,158)	55.43
Unvested at December 31, 2023	357,580	55.44
Granted (262,222 non-voting)	276,947	47.18
Vested	(166,144)	54.62
Forfeited	(24,501)	53.37
Unvested at December 31, 2024	443,882	$50.82

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

The following table shows the regulatory capital ratios of the Company and the Bank and the minimum regulatory requirements (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024:
Banner Corporation—consolidated:
Total capital to risk-weighted assets	$2,024,046	15.04%	$1,076,652	8.00%	$1,345,814	10.00%
Tier 1 capital to risk-weighted assets	1,760,065	13.08	807,489	6.00	807,489	6.00
Tier 1 capital to average leverage assets	1,760,065	11.05	636,913	4.00	n/a	n/a
Tier 1 common equity to risk-weighted assets	1,673,565	12.44	605,616	4.50	n/a	n/a
Banner Bank:
Total capital to risk-weighted assets	1,890,438	14.03	1,077,725	8.00	1,347,157	10.00
Tier 1 capital to risk-weighted assets	1,726,457	12.82	808,294	6.00	1,077,725	8.00
Tier 1 capital to average leverage assets	1,726,457	10.83	637,392	4.00	796,740	5.00
Tier 1 common equity to risk-weighted assets	1,726,457	12.82	606,221	4.50	875,652	6.50
December 31, 2023:
Banner Corporation—consolidated:
Total capital to risk-weighted assets	$1,904,533	14.58%	$1,045,181	8.00%	$1,306,476	10.00%
Tier 1 capital to risk-weighted assets	1,650,872	12.64	783,886	6.00	783,886	6.00
Tier 1 capital to average leverage assets	1,650,872	10.56	625,387	4.00	n/a	n/a
Tier 1 common equity to risk-weighted assets	1,564,372	11.97	587,914	4.50	n/a	n/a
Banner Bank:
Total capital to risk-weighted assets	1,789,371	13.69	1,045,273	8.00	1,306,592	10.00
Tier 1 capital to risk-weighted assets	1,635,710	12.52	783,955	6.00	1,045,273	8.00
Tier 1 capital to average leverage assets	1,635,710	10.46	625,298	4.00	781,622	5.00
Tier 1 common equity to risk-weighted assets	1,635,710	12.52	587,966	4.50	849,285	6.50

At December 31, 2024, Banner and the Bank each exceeded the requirements to be “well capitalized” and the fully phased-in capital conservation buffer requirement. There have been no conditions or events since December 31, 2024 that have materially adversely changed the Tier 1 or Tier 2 capital of the Company or the Bank. However, events beyond the control of the Bank, such as weak or depressed economic conditions in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its respective capital requirements. The Company may not declare or pay cash dividends on, or repurchase, any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

Note 14: GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets: At December 31, 2024, intangible assets are comprised of goodwill and CDI acquired in business combinations. Goodwill is not amortized but is reviewed at least annually for impairment. Banner has identified one reporting unit for purposes of evaluating goodwill for impairment. At December 31, 2024, the Company completed an assessment of qualitative factors and concluded that no further analysis was required as it is more likely than not that the fair value of the Bank, the reporting unit, exceeds the carrying value.

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

The following table summarizes the changes in the Company’s goodwill and other intangibles for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Goodwill	CDI	Total
Balance, January 1, 2022	$373,121	$14,855	$387,976
Amortization	—	(5,279)	(5,279)
Other Changes (1)	—	(136)	(136)
Balance, December 31, 2022	373,121	9,440	382,561
Amortization	—	(3,756)	(3,756)
Balance, December 31, 2023	373,121	5,684	378,805
Amortization	—	(2,626)	(2,626)
Balance, December 31, 2024	$373,121	$3,058	$376,179

(1)    Acquired CDI was adjusted for the sale of branches in 2022.

Estimated amortization expense with respect to CDI as of December 31, 2024 for the periods indicated (in thousands):

Year ended:	Estimated Amortization
2025	$1,567
2026	904
2027	426
2028	126
2029	35
Net carrying amount	$3,058

Mortgage Servicing Rights: Mortgage and SBA servicing rights are reported in other assets.  SBA servicing rights are initially recorded and carried at fair value. Mortgage servicing rights are initially recognized at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  In 2024, 2023 and 2022, the Company did not record any impairment charges or recoveries against mortgage servicing rights. Unpaid principal balance of loans for which mortgage and SBA servicing rights have been recognized totaled $2.84 billion and $2.78 billion at December 31, 2024 and 2023, respectively.  Custodial accounts maintained in connection with this servicing totaled $12.2 million and $11.6 million at December 31, 2024 and 2023, respectively.

An analysis of the mortgage and SBA servicing rights for the years ended December 31, 2024, 2023 and 2022, is presented below (in thousands):

	Years Ended December 31
	2024	2023	2022
Balance, beginning of the year	$14,649	$16,166	$17,206
Additions—amounts capitalized	1,802	1,590	3,200
Additions—through purchase	211	313	285
Amortization (1)	(3,304)	(3,325)	(4,216)
Fair value adjustments (2)	129	(95)	(309)
Balance, end of the year (2)	$13,487	$14,649	$16,166

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

Note 15: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2024 and 2023, whether or not recognized or recorded in the Consolidated Statements of Financial Condition (in thousands):

		December 31, 2024		December 31, 2023
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$501,858	$501,858	$254,464	$254,464
Securities—available-for-sale	2	2,078,826	2,078,826	2,348,479	2,348,479
Securities—available-for-sale	3	25,685	25,685	25,304	25,304
Securities—held-to-maturity	2	995,237	819,230	1,052,028	900,522
Securities—held-to-maturity	3	6,327	6,298	7,027	6,992
Loans held for sale	2	32,021	32,215	11,170	11,219
Loans receivable, net	3	11,199,135	10,894,024	10,660,812	10,250,271
Equity securities	1	481	481	449	449
FHLB stock	3	22,451	22,451	24,028	24,028
Bank-owned life insurance	1	312,549	312,549	304,366	304,366
Mortgage servicing rights	3	12,618	37,926	13,909	35,794
SBA servicing rights	3	869	869	740	740
Investments in limited partnerships	3	13,955	13,955	13,475	13,475
Derivatives:
Interest rate swaps	2	14,507	14,507	15,129	15,129
Interest rate lock and forward sales commitments	2,3	331	331	275	275
Liabilities:
Demand, interest checking and money market accounts	2	8,536,303	8,536,303	8,571,500	8,571,500
Regular savings	2	3,478,423	3,478,423	2,980,530	2,980,530
Certificates of deposit	2	1,499,672	1,492,829	1,477,467	1,465,612
FHLB advances	2	290,000	290,000	323,000	323,000
Other borrowings	2	125,257	125,257	182,877	182,877
Subordinated notes, net	2	80,278	78,832	92,851	85,536
Junior subordinated debentures	3	67,477	67,477	66,413	66,413
Derivatives:
Interest rate swaps	2	30,184	30,184	29,809	29,809
Interest rate lock and forward sales commitments	2,3	2	2	185	185
Risk participation agreement	2	6	6	42	42

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency obligations	$—	$7,933	$—	$7,933
Municipal bonds	—	123,982	—	123,982
Corporate bonds	—	99,305	25,685	124,990
Mortgage-backed or related securities	—	1,676,848	—	1,676,848
Asset-backed securities	—	170,758	—	170,758
	—	2,078,826	25,685	2,104,511

Loans held for sale (1)	—	26,185	—	26,185
Equity securities	481	—	—	481
SBA servicing rights	—	—	869	869
Investment in limited partnerships	—	—	13,955	13,955

Derivatives
Interest rate swaps	—	14,507	—	14,507
Interest rate lock and forward sales commitments	—	221	110	331
	$481	$2,119,739	$40,619	$2,160,839
Liabilities:
Junior subordinated debentures	$—	$—	$67,477	$67,477
Derivatives
Interest rate swaps	—	30,184	—	30,184
Interest rate lock and forward sales commitments	—	—	2	2
Risk participation agreement	—	6	—	6
	$—	$30,190	$67,479	$97,669

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency obligations	—	34,189	—	34,189
Municipal bonds	—	132,905	—	132,905
Corporate bonds	—	93,819	25,304	119,123
Mortgage-backed or related securities	—	1,866,714	—	1,866,714
Asset-backed securities	—	220,852	—	220,852
	—	2,348,479	25,304	2,373,783

Loans held for sale(1)	—	9,105	—	9,105
Equity securities	449	—	—	449
SBA servicing rights	—	—	740	740
Investment in limited partnerships	—	—	13,475	13,475

Derivatives
Interest rate swaps	—	15,129	—	15,129
Interest rate lock and forward sales commitments	—	—	275	275
	$449	$2,372,713	$39,794	$2,412,956
Liabilities
Junior subordinated debentures	$—	$—	$66,413	$66,413
Derivatives
Interest rate swaps	—	29,809	—	29,809
Interest rate lock and forward sales commitments	—	161	24	185
Risk participation agreement	—	42	—	42
	$—	$30,012	$66,437	$96,449

(1)    The unpaid principal balance of one- to four family residential loans held for sale carried at fair value on a recurring basis was $25.7 million and $8.8 million at December 31, 2024 and 2023, respectively.

The following methods were used to estimate the fair value of each class of financial instruments above:

Securities:  The estimated fair values of investment securities and mortgage-backed securities are priced using current active market quotes, if available, which are considered Level 1 measurements.  For most of the portfolio, matrix pricing based on the securities’ relationship to other benchmark quoted prices is used to establish the fair value.  These measurements are considered Level 2.  Due to the continued limited activity in the trust preferred markets that have limited the observability of market spreads for some of the Company’s TPS securities, Management has classified these securities, included in Corporate Bonds, as a Level 3 fair value measure. Management periodically reviews the pricing information received from third-party pricing services and tests those prices against other sources to validate the reported fair values.

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

Limitations: The fair value estimates presented herein are based on pertinent information available to Management as of December 31, 2024 and 2023.  The factors used in the fair value estimates are subject to change subsequent to the dates the fair value estimates are completed; therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs and quantitative and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and non-recurring basis at December 31, 2024 and 2023:

			Weighted Average Rate or Range
			December 31
Financial Instruments	Valuation Technique	Unobservable Inputs	2024	2023
Corporate bonds (TPS)	Discounted cash flows	Discount rate	9.57%	10.84%
Junior subordinated debentures	Discounted cash flows	Discount rate	9.57%	10.84%
Loans individually evaluated	Collateral valuations	Discount to appraised value	0% to 75%	8.75% to 25%
Interest rate lock commitments	Pricing model	Pull-through rate	92.34%	88.24%
SBA servicing rights	Discounted cash flows	Constant prepayment rate	18.85%	16.92%

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

Junior subordinated debentures: Similar to the TPS discussed above, Management believes the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner’s credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk-adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of December 31, 2024, or the passage of time, will result in negative fair value adjustments. At December 31, 2024, the discount rate utilized was based on a credit spread of 526 basis points and three month SOFR of 431 basis points.

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

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2024 and 2023 (in thousands):

	Level 3 Fair Value Inputs
	TPS Securities	Borrowings— Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Balance, January 1, 2023	$28,694	$74,857	$39	$12,427	$835
Net change recognized in earnings	(3,375)	—	212	(719)	(95)
Net change recognized in AOCI	(15)	(8,444)	—	—	—
Purchases, issuances and settlements	—	—	—	1,767	—
Balance, December 31, 2023	25,304	66,413	251	13,475	740
Net change recognized in earnings	115	—	(143)	(1,013)	129
Net change recognized in AOCI	266	1,064	—	—	—
Purchases, issuances and settlements	—	—	—	1,493	—
Balance, December 31, 2024	$25,685	$67,477	$108	$13,955	$869

Interest income, dividends and amortization related to TPS are recorded as a component of interest income. Interest expense related to the junior subordinated debentures is measured based on contractual interest rates and reported in interest expense. The change in fair value of the junior subordinated debentures, which represents changes in instrument specific credit risk. The change in fair value of the TPS was recorded as a component of non-interest income when it was held for trading. After the transfer of the TPS to available-for-sale in late 2023, the change in fair value is recorded in other comprehensive income. The change in fair value of the investment in limited partnerships and the SBA servicing asset are recorded as a component of non-interest income. The change in fair value of the interest rate lock and forward sales commitments are included in mortgage banking operations in non-interest income.

Items Measured at Fair Value on a Non-recurring Basis

The following tables present financial assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$6,590	$6,590
REO	—	—	2,367	2,367

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$8,308	$8,308
REO	—	—	526	526

The following table presents the gains and losses resulting from non-recurring fair value adjustments for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	For the years ended December 31,
	2024	2023	2022
Loans individually evaluated	$(1,483)	$(933)	$(626)
Loans held for sale (1)	—	2,538	(2,538)
Total loss from non-recurring measurements	$(1,483)	$1,605	$(3,164)

(1) Gains and losses related to loans held for sale were due to the multifamily real estate loans held for sale until the loans were transferred to loans held in portfolio in the fourth quarter of 2023.

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

Note 16: BANNER CORPORATION (PARENT COMPANY ONLY)

Summary financial information is as follows (in thousands):

Statements of Financial Condition	December 31
	2024	2023
ASSETS
Cash	$75,712	$108,513
Investment in trust equities	2,678	2,678
Investment in subsidiaries	1,813,001	1,709,153
Note receivable from subsidiary	50,000	—
Other assets	11,446	10,467
Total assets	$1,952,837	$1,830,811
LIABILITIES AND SHAREHOLDERS’ EQUITY
Miscellaneous liabilities	$6,879	$7,838
Deferred tax liability, net	4,377	4,518
Subordinated notes, net	99,778	99,351
Junior subordinated debentures at fair value	67,477	66,413
Shareholders’ equity	1,774,326	1,652,691
Total liabilities and shareholders’ equity	$1,952,837	$1,830,811

Statements of Operations	Years Ended December 31
	2024	2023	2022
INTEREST INCOME:
Interest-bearing deposits	$2,919	$844	$80
Note receivable from subsidiary	1,559	—	—
OTHER INCOME (EXPENSE):
Dividend income from subsidiaries	87,799	104,004	101,931
Equity in undistributed income of subsidiaries	91,179	92,018	104,391
Other income	186	1	96
Interest expense on other borrowings	(11,764)	(11,568)	(8,400)
Other expenses	(5,801)	(5,491)	(6,092)
Net income before taxes	166,077	179,808	192,006
BENEFIT FROM INCOME TAXES	(2,821)	(3,816)	(3,372)
NET INCOME	$168,898	$183,624	$195,378

Statements of Cash Flows	Years Ended December 31
	2024	2023	2022
OPERATING ACTIVITIES:
Net income	$168,898	$183,624	$195,378
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(91,179)	(92,018)	(104,391)
Decrease in deferred taxes	114	(52)	(43)
Net change in valuation of financial instruments carried at fair value	(186)	253	(56)
Share-based compensation	10,031	9,169	8,870
Loss on extinguishment of debt	—	—	765
Net change in other assets	(793)	442	(4,169)
Net change in other liabilities	374	(609)	3,765
Net cash provided from operating activities	87,259	100,809	100,119
INVESTING ACTIVITIES:
Other investing activities	(1,155)	488	(1,549)
Reduction in investment in subsidiaries	—	—	(3,072)
Increase in note receivables from subsidiaries	(50,000)	—	—
Net cash (used by) provided investing activities	(51,155)	488	(4,621)
FINANCING ACTIVITIES:
Repayment of junior subordinated debentures	—	—	(50,518)
Proceeds from redemption of trust securities related to junior subordinated debentures	—	—	1,518
Taxes paid related to net share settlement for equity awards	(2,172)	(3,476)	(3,332)
Repurchase of common stock	—	—	(10,960)
Cash dividends paid	(66,733)	(66,765)	(61,078)
Net cash used by financing activities	(68,905)	(70,241)	(124,370)
NET CHANGE IN CASH	(32,801)	31,056	(28,872)
CASH, BEGINNING OF PERIOD	108,513	77,457	106,329
CASH, END OF PERIOD	$75,712	$108,513	$77,457

Note 17: CALCULATION OF EARNINGS PER COMMON SHARE

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings per share data (dollars in thousands, except per share data):

	Years Ended December 31
	2024	2023	2022
Net income	$168,898	$183,624	$195,378

Basic weighted average shares outstanding	34,470,057	34,344,142	34,264,322
Dilutive effect of unvested restricted stock	158,653	106,270	195,600
Diluted weighted shares outstanding	34,628,710	34,450,412	34,459,922

Earnings per common share
Basic	$4.90	$5.35	$5.70
Diluted	$4.88	$5.33	$5.67
Anti-dilutive restricted stock excluded from the diluted average outstanding share calculation (1)	1,929	21,865	—
(1)Anti-dilution occurs when the unrecognized compensation cost per share of restricted stock exceeds the current market price of the Company’s stock.

Note 18: COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance Sheet Risk - The Company has financial instruments with off-balance-sheet risk generated in the normal course of business to meet the financing needs of its clients.  These financial instruments include commitments to extend credit, commitments related to standby letters of credit, commitments to originate loans, commitments to sell loans, and commitments to buy or sell securities. These instruments involve, to varying degrees, elements of credit and interest rate risk similar to the risk involved in on-balance sheet items.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as on-balance sheet instruments.

Outstanding commitments consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	December 31, 2024	December 31, 2023
Commitments to extend credit	$3,843,421	$3,887,423
Standby letters of credit and financial guarantees	28,287	29,312
Commitments to originate loans	14,361	27,487
Risk participation agreements	43,913	46,348

Derivatives also included in Note 19:
Commitments to originate loans held for sale	35,512	19,572
Commitments to sell loans secured by one- to four-family residential properties	17,963	8,437
Commitments to sell securities related to mortgage banking activities	37,500	17,000

In addition to the commitments disclosed in the table above, the Company is also committed to funding the unfunded portion of its tax credit investments, as discussed previously in Note 10, Income Taxes, as well as the remaining unfunded portion of its investments in limited partnerships. As of December 31, 2024 and 2023, the remaining outstanding commitments related to the unfunded tax credit investments and limited partnership investments were as follows (in thousands):

Unfunded commitment balance for:	December 31, 2024	December 31, 2023
Tax credit investments	$94,416	$62,594
Limited partnerships investments	$14,706	$10,462

Commitments to extend credit are agreements to lend to a client, as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements.  Each client’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on Management’s credit evaluation of the client.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company’s allowance for credit losses - unfunded loan commitments was $13.6 million and $14.5 million at December 31, 2024 and 2023, respectively.

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

Interest rates on one- to four-family residential loan applications are typically rate locked (committed) to clients during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments have the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the client. The Bank then attempts to deliver these loans before their rate locks expire. This arrangement generally requires delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans may require a lock extension. The cost of a lock extension is sometimes covered by the client and other times by the Bank. These lock extension costs have not had a material impact to the Company’s operations. For mandatory delivery commitments the Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during 2024 and 2023. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to clients and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract. Changes in the value of rate lock commitments are recorded as assets and liabilities.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counterclaims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Bank holds a security interest.  Based upon the information known to Management, there were no legal proceedings, pending or threatened, that Management believes would have a material adverse effect on the results of operations or consolidated financial position at December 31, 2024.

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

Note 19: DERIVATIVES AND HEDGING

The Company is party to various derivative instruments that are used for asset and liability management and client financing needs. Derivative instruments are contracts between two or more parties that have a notional amount and an underlying variable, require no net investment and allow for the net settlement of positions. The notional amount serves as the basis for the payment provision of the contract and takes the form of units, such as shares or dollars. The underlying variable represents a specified interest rate, index, or other component. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and influences the market value of the derivative contract.

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

As of December 31, 2024 and 2023, the notional values or contractual amounts and fair values of the Company’s derivatives were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2024		December 31, 2023		December 31, 2024		December 31, 2023
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
Hedged interest rate swaps	$—	$—	$—	$—	$—	$—	$400,000	$15,141
Interest rate swaps not designated in hedge relationships	$386,995	$30,134	$416,711	$29,058	$386,995	$30,184	$416,711	$29,126
Master netting agreements		(15,627)		(13,929)		—		(13,929)
Cash offset/(settlement)		—		—		—		(529)
Net interest rate swaps		14,507		15,129		30,184		29,809
Risk participation agreements	817	—	1,050	—	43,097	6	45,298	42
Mortgage loan commitments	30,085	108	19,572	275	5,427	2	—	—
Forward sales contracts	49,628	223	5,406	—	—	—	17,966	185
Total	$467,525	$14,838	$442,739	$15,404	$435,519	$30,192	$479,975	$30,036

The Company’s asset derivatives are included in other assets, while the liability derivatives are included in accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

Interest Rate Swaps used in Cash Flow Hedges: During the fourth quarter of 2021, the Company entered into interest rate swaps designated as cash flow hedges to hedge the variable cash flows associated with existing floating rate loans. These hedge contracts involved the receipt of fixed-rate payments from a counterparty in exchange for the Company making floating-rate payments over the life of the agreements without the exchange of the underlying notional amount. In late 2024, these interest rate swap derivatives matured.

Since the derivatives were designated and qualified as cash flow hedges, the unrealized gains and losses on these derivatives were recorded in AOCI and subsequently reclassified into interest income in the same period that the hedged transaction affected earnings. Amounts reported in AOCI related to the derivatives were reclassified to interest income as interest payments were made on the Company’s variable-rate assets. As these derivatives have matured, no additional amounts will be reclassified as a decrease to interest income.

The following table presents the effect of cash flow hedge accounting on AOCI for the years ended December 31, 2024 and 2023 (in thousands):

	For the Year Ended December 31, 2024
	Amount of Gain or (Loss) Recognized in AOCI on Derivative	Amount of Gain or (Loss) Recognized in AOCI Included Component	Amount of Gain or (Loss) Recognized in AOCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest rate swaps	$(2,145)	$(2,145)	$—	Interest Income	$(16,074)	$(16,074)	$—

	For the Year Ended December 31, 2023
	Amount of Gain or (Loss) Recognized in AOCI on Derivative	Amount of Gain or (Loss) Recognized in AOCI Included Component	Amount of Gain or (Loss) Recognized in AOCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest rate swaps	$(4,398)	$(4,398)	$—	Interest Income	$(16,955)	$(16,955)	$—

At December 31, 2024, no net unrealized gains or losses on cash flow hedges remain in AOCI, compared to a loss of $10.6 million at December 31, 2023.

Interest Rate Swaps: The Bank offers an interest rate swap program for commercial loan clients that provides the client with a variable-rate loan and enters into an interest rate swap in which the client receives a variable-rate payment in exchange for a fixed-rate payment. The Bank offsets its risk exposure by entering into an offsetting interest rate swap with a dealer counterparty for the same notional amount and length of term as the client interest rate swap providing the dealer counterparty with a fixed-rate payment in exchange for a variable-rate payment. These swaps do not qualify as designated hedges; therefore, each swap is accounted for as a freestanding derivative.

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

Mortgage Loan Commitments: The Company sells originated one- to four-family residential loans into the secondary mortgage loan markets. During the period of loan origination and prior to the sale of the loans in the secondary market, the Company has exposure to movements in interest rates associated with written interest rate lock commitments with potential borrowers to originate one- to four-family residential loans that are intended to be sold and for closed one- to four-family residential loans held for sale for which fair value accounting has been elected, that are awaiting sale and delivery into the secondary market. The Company economically hedges the risk of changing interest rates associated with these one- to four-family residential loan commitments by entering into forward sales contracts to sell these loans or mortgage-backed securities to broker/dealers at specific prices and dates.

Gains (losses) recognized in income within mortgage banking operations on non-designated hedging instruments for the years ended December 31, 2024, 2023 and 2022, were as follows (in thousands):

	For the Years Ended December 31
	2024	2023	2022
Mortgage loan commitments	$(79)	$263	$(1,427)
Forward sales contracts	320	313	84
	$241	$576	$(1,343)

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and Management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between the Bank and the dealer counterparties, the agreements contain a provision where if the Bank fails to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required the Bank to maintain a specific capital level. If the Bank had breached any of these provisions, it could have been required to settle its obligations under the agreements at the termination value. As of December 31, 2024 and 2023, the Company had no obligations to dealer counterparties related to these agreements. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $19.9 million and $15.0 million as of December 31, 2024 and 2023, respectively. The collateral posted included restricted cash of $18.9 million and $14.0 million as of December 31, 2024 and 2023, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable. In addition, some interest rate swap derivatives between the Company and the dealer counterparties are cleared through central clearing houses. These clearing houses characterize the variation margin payments as settlements of the derivative’s market exposure and not as collateral. The variation margin is treated as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative asset or liability. As of December 31, 2024 and 2023, the variation margin adjustment was a positive adjustment of $15.6 million and negative adjustment of $529,000, respectively.

The following presents additional information related to the Company’s interest rate swaps, both designated and non-designated as hedged, as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$30,134	$(15,627)	$14,507	$—	$—	$14,507
	$30,134	$(15,627)	$14,507	$—	$—	$14,507

Derivative liabilities
Interest rate swaps	$30,184	$—	$30,184	$—	$(18,228)	$11,956
	$30,184	$—	$30,184	$—	$(18,228)	$11,956

	December 31, 2023
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$29,058	$(13,929)	$15,129	$—	$—	$15,129
	$29,058	$(13,929)	$15,129	$—	$—	$15,129

Derivative liabilities
Interest rate swaps	$44,267	$(14,458)	$29,809	$—	$(13,124)	$16,685
	$44,267	$(14,458)	$29,809	$—	$(13,124)	$16,685

Note 20: REVENUE FROM CONTRACTS WITH CLIENTS

Disaggregation of Revenue:

Deposit fees and other service charges for the years ended December 31, 2024, 2023 and 2022, are summarized as follows (in thousands):

	Years Ended December 31
	2024	2023	2022
Deposit service charges	$24,708	$22,497	$23,710
Debit and credit card interchange fees	23,766	24,021	23,766
Debit and credit card expense	(12,632)	(12,386)	(11,487)
Merchant services income	13,431	14,466	15,551
Merchant services expense	(11,246)	(11,687)	(12,754)
Other service charges	5,344	4,727	5,673
Total deposit fees and other service charges	$43,371	$41,638	$44,459

Deposit fees and other service charges

Deposit fees and other service charges include transaction and non-transaction based deposit fees. Transaction based fees on deposit accounts are charged to deposit clients for specific services provided to them. These fees include such items as wire fees, official check fees, and overdraft fees. These are contract specific to each individual transaction and do not extend beyond the individual transaction. The performance obligation is completed, and the fees are recognized, at the time the specific transactional service is provided to the client. Non-transactional deposit fees are typically monthly account maintenance fees charged on deposit accounts. These are day-to-day contracts that can be canceled by either party without notice. The performance obligation is satisfied, and the fees are recognized, on a monthly basis after the service period is completed.

Debit and credit card interchange income and expenses

Debit and credit card interchange income represent fees earned when a credit or debit card issued by the Bank is used to purchase goods or services at a merchant. The merchant’s bank pays the Bank a default interchange rate set by Mastercard on a transaction-by-transaction basis. The merchant acquiring bank can stop accepting the Bank’s cards at any time and the Bank can stop further use of cards issued by them at any time. The performance obligation is satisfied, and the fees are earned, when the cost of the transaction is charged to the Bank’s cardholders’ card. Direct expenses associated with the credit and debit card are recorded as a net reduction against the interchange income.

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

Note 21: LEASES

The Company leases 89 buildings and offices under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. The table below presents the lease ROU assets and lease liabilities recorded on the balance sheet at December 31, 2024 and 2023 (dollars in thousands):

	December 31, 2024	December 31, 2023
Assets
Operating lease ROU assets	$39,998	$43,731
Liabilities
Operating lease liabilities	$43,472	$48,659

Weighted average remaining lease term - operating leases	4.4 years	4.5 years
Weighted average discount rate - operating leases	4.0%	3.3%

The table below presents certain information related to the lease costs for operating leases for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$13,863	$13,848	$16,647
Short-term lease cost	9	132	125
Variable lease cost	2,454	2,231	2,189
Less sublease income	(1,547)	(1,447)	(1,126)
Total lease cost (1)	$14,779	$14,764	$17,835

(1) Lease expenses and sublease income are classified within occupancy and equipment expense on the Consolidated Statements of Operations.

Operating cash flows paid for operating lease amounts included in the measurement of lease liabilities were $14.9 million for the year ended December 31, 2024, and $14.8 million for the year ended December 31, 2023. The Company recorded $8.2 million of lease ROU assets in exchange for operating lease liabilities for the year ended December 31, 2024, and $6.8 million for the year ended December 31, 2023.

The table below reconciles the undiscounted cash flows for each of the first five years beginning with 2025 and the total of the remaining years to the operating lease liabilities recorded on the Consolidated Statements of Financial Position (in thousands):

Operating Leases
2025	$14,117
2026	12,272
2027	9,307
2028	4,756
2029	3,025
Thereafter	3,854
Total minimum lease payments	47,331
Less: amount of lease payments representing interest	(3,859)
Lease obligations	$43,472

As of December 31, 2024 and 2023, the Company had no undiscounted lease payments under an operating lease that had not yet commenced.

Note 22: SEGMENT DISCLOSURES

The Company is managed by legal entity, rather than by lines of business, and its activities are considered a single operating segment for financial reporting purposes. The Bank is engaged in the single line of business of community banking, which involves gathering deposits and originating loans in its primary market areas. The Bank manages its operations, allocates resources, and monitors and reports its financials as a single operating segment.

Banner’s Chief Executive Officer is considered the Chief Operating Decision Maker (CODM). The CODM assesses performance based on net income that is reported on our Consolidated Statements of Operations. The CODM uses consolidated net income as the primary measure to evaluate resource allocations. In addition to our consolidated financial statements, specifically the statement of operations and the statement of cash flows, the operating and financial condition data below is used to monitor budget versus actual results and assess performance:

OPERATING DATA:	For the Year Ended December 31
(In thousands)	2024	2023	2022
Interest income	$766,103	$701,572	$572,569
Interest expense	224,387	125,567	19,390
Net interest income	541,716	576,005	553,179
Provision for credit losses	7,581	10,789	10,364
Non-interest income	66,888	44,409	75,255
Non-interest expense	391,538	382,538	377,295
Net income	$168,898	$183,624	$195,378

FINANCIAL CONDITION DATA:	December 31
(In thousands)	2024	2023	2022
Cash and securities (1)	$3,607,933	$3,687,302	$4,178,375
Loans receivable, net	11,199,135	10,660,812	10,005,259
Total assets	16,200,037	15,670,391	15,833,431
Core deposits	12,014,726	11,552,030	12,896,529
Total deposits	13,514,398	13,029,497	13,620,059

KEY FINANCIAL RATIOS:	For the Years Ended December 31
	2024	2023	2022
Performance Ratios:
Return on average assets (2)	1.07%	1.18%	1.18%
Net interest margin (tax equivalent) (3)	3.75	4.01	3.68
Non-interest expense to average assets	2.48	2.46	2.29
Efficiency ratio (4)	64.33	61.66	60.04

(1)Includes available-for-sale and held-to-maturity securities.
(2)Net income divided by average assets.
(3)Net interest income as a percent of average interest-earning assets on a tax equivalent basis.
(4)Non-interest expenses divided by the total of net interest income and non-interest income.