Form 10-Q
period 2025-03-31
BANNER CORP
filed 2025-05-06
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	☐	No	☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:			As of April 30, 2025
Common Stock, $.01 par value per share			34,580,030 shares

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
•The potential for new or increased tariffs, trade restrictions, or geopolitical tensions that could affect economic activity or specific industry sectors.
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
•Other risks detailed in our Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”), or in our reports filed with or furnished to the U.S. Securities and Exchange Commission (SEC), including this Form 10-Q.

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

PART I. FINANCIAL INFORMATION
ITEM 1 - Financial Statements (unaudited)
BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares and per share amounts)
March 31, 2025 and December 31, 2024

ASSETS	March 31, 2025	December 31, 2024
Cash and due from banks	$213,574	$203,402
Interest-bearing deposits	228,371	298,456
Total cash and cash equivalents	441,945	501,858
Securities—available-for-sale, amortized cost $2,426,395 and $2,460,262, respectively	2,108,945	2,104,511
Securities—held-to-maturity, net of allowance for credit losses of $292 and $297, respectively	991,796	1,001,564
Total securities	3,100,741	3,106,075
Federal Home Loan Bank (FHLB) stock	17,286	22,451
Loans held for sale (includes $20,403 and $26,185, at fair value, respectively)	24,536	32,021
Loans receivable	11,438,796	11,354,656
Allowance for credit losses – loans	(157,323)	(155,521)
Net loans receivable	11,281,473	11,199,135
Accrued interest receivable	63,987	60,885
Property and equipment, net	119,649	124,589
Goodwill	373,121	373,121
Other intangibles, net	2,602	3,058
Bank-owned life insurance (BOLI)	313,942	312,549
Deferred tax assets, net	139,361	148,858
Operating lease right-of-use assets	37,134	39,998
Other assets	255,035	275,439
Total assets	$16,170,812	$16,200,037
LIABILITIES
Deposits:
Non-interest-bearing	$4,571,598	$4,591,543
Interest-bearing transaction and savings accounts	7,517,617	7,423,183
Interest-bearing certificates	1,504,050	1,499,672
Total deposits	13,593,265	13,514,398
Advances from FHLB	168,000	290,000
Other borrowings	130,588	125,257
Subordinated notes, net	80,389	80,278
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	67,711	67,477
Operating lease liabilities	40,466	43,472
Accrued expenses and other liabilities	210,771	258,070
Deferred compensation	46,169	46,759
Total liabilities	14,337,359	14,425,711
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 34,489,972 shares issued and outstanding at March 31, 2025; 34,459,832 shares issued and outstanding at December 31, 2024	1,308,967	1,307,509
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2025; no shares issued and outstanding at December 31, 2024	—	—
Retained earnings	772,412	744,091
Carrying value of shares held in trust for stock-based compensation plans	(6,216)	(6,194)
Liability for common stock issued to stock related compensation plans	6,216	6,194
Accumulated other comprehensive loss	(247,926)	(277,274)
Total shareholders’ equity	1,833,453	1,774,326
Total liabilities and shareholders’ equity	$16,170,812	$16,200,037
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except shares and per share amounts)
For the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024
INTEREST INCOME:
Loans receivable	$168,677	$156,475
Mortgage-backed securities	15,744	16,934
Securities and cash equivalents	9,447	11,279
Total interest income	193,868	184,688
INTEREST EXPENSE:
Deposits	48,737	44,613
FHLB advances	860	2,972
Other borrowings	694	1,175
Subordinated debt	2,494	2,969
Total interest expense	52,785	51,729
Net interest income	141,083	132,959
PROVISION FOR CREDIT LOSSES	3,139	520
Net interest income after provision for credit losses	137,944	132,439
NON-INTEREST INCOME:
Deposit fees and other service charges	10,769	11,022
Mortgage banking operations	3,103	2,335
BOLI	2,575	2,237
Miscellaneous	2,346	1,892
	18,793	17,486
Net loss on sale of securities	—	(4,903)
Net change in valuation of financial instruments carried at fair value	315	(992)
Total non-interest income	19,108	11,591
NON-INTEREST EXPENSE:
Salary and employee benefits	64,857	62,369
Less capitalized loan origination costs	(3,330)	(3,676)
Occupancy and equipment	12,097	12,462
Information and computer data services	7,628	7,320
Payment and card processing services	5,750	5,710
Professional and legal expenses	2,430	1,530
Advertising and marketing	590	1,079
Deposit insurance	2,797	2,809
State and municipal business and use taxes	1,454	1,304
Real estate operations, net	(61)	(220)
Amortization of core deposit intangibles	456	723
Miscellaneous	6,591	6,231
Total non-interest expense	101,259	97,641
Income before provision for income taxes	55,793	46,389
PROVISION FOR INCOME TAXES	10,658	8,830
NET INCOME	$45,135	$37,559
Earnings per common share:
Basic	$1.31	$1.09
Diluted	$1.30	$1.09
Cumulative dividends declared per common share	$0.48	$0.48
Weighted average number of common shares outstanding:
Basic	34,509,815	34,391,564
Diluted	34,778,687	34,521,105
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024
NET INCOME	$45,135	$37,559
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) on securities—available-for-sale arising during the period	38,301	(21,753)
Income tax (expense) benefit related to securities—available-for-sale unrealized holding losses	(9,192)	5,221
Reclassification for net loss on securities—available-for-sale realized in earnings	—	4,903
Income tax benefit related to securities—available-for-sale realized in earnings	—	(1,177)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	549	527
Income tax expense related to amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	(132)	(126)
Net unrealized gain on interest rate swaps used in cash flow hedges	—	2,880
Income tax expense related to interest rate swaps used in cash flow hedges	—	(691)
Changes in fair value of junior subordinated debentures related to instrument specific credit risk	(234)	(173)
Income tax benefit related to junior subordinated debentures	56	42
Other comprehensive income (loss)	29,348	(10,347)
COMPREHENSIVE INCOME	$74,483	$27,212

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands, except shares and per share amounts)
For the Three Months Ended March 31, 2025 and the Year Ended December 31, 2024

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2024	34,348,369	$1,299,651	$642,175	$(289,135)	$1,652,691
Net income			37,559		37,559
Other comprehensive loss, net of income tax				(10,347)	(10,347)
Accrual of dividends on common stock ($0.48/share)			(16,713)		(16,713)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	46,852	1,318			1,318
Balance, March 31, 2024	34,395,221	1,300,969	663,021	(299,482)	1,664,508
Net income			39,795		39,795
Other comprehensive income, net of income tax				1,933	1,933
Accrual of dividends on common stock ($0.48/share)			(16,737)		(16,737)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	60,531	1,267			1,267
Balance, June 30, 2024	34,455,752	1,302,236	686,079	(297,549)	1,690,766
Net income			45,153		45,153
Other comprehensive income, net of income tax				72,006	72,006
Accrual of dividends on common stock ($0.48/share)			(16,760)		(16,760)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	936	2,556			2,556
Balance, September 30, 2024	34,456,688	1,304,792	714,472	(225,543)	1,793,721
Net income			46,391		46,391
Other comprehensive loss, net of income tax				(51,731)	(51,731)
Accrual of dividends on common stock ($0.48/share)			(16,772)		(16,772)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	3,144	2,717			2,717
Balance, December 31, 2024	34,459,832	1,307,509	744,091	(277,274)	1,774,326
Net income			45,135		45,135
Other comprehensive income, net of income tax				29,348	29,348
Accrual of dividends on common stock ($0.48/share)			(16,814)		(16,814)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	30,140	1,458			1,458
Balance, March 31, 2025	34,489,972	$1,308,967	$772,412	$(247,926)	$1,833,453

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES:
Net income	$45,135	$37,559
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	4,304	4,569
Deferred income and expense, net of amortization	(2,377)	(1,594)
Capitalized loan servicing rights, net of amortization	68	391
Amortization of core deposit intangibles	456	723
Loss on sale of securities, net	—	4,903
Net change in valuation of financial instruments carried at fair value	(315)	992
Decrease in deferred taxes	229	61
Increase in current taxes payable/receivable, net	6,955	6,273
Stock-based compensation	2,230	2,225
Net change in cash surrender value of BOLI	(2,268)	(2,234)
Gain on sale of loans, excluding capitalized servicing rights	(1,452)	(1,013)
Gain on disposal of real estate held for sale and property and equipment, net	(140)	(261)
Provision for credit losses	3,139	520
Origination of loans held for sale	(75,240)	(48,424)
Proceeds from sales of loans held for sale	109,737	66,932
Net change in:
Other assets	8,819	1,771
Other liabilities	(42,042)	(21,927)
Net cash provided from operating activities	57,238	51,466
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(9,844)	(10,477)
Principal repayments and maturities of securities—available-for-sale	43,137	42,740
Proceeds from sales of securities—available-for-sale	—	70,777
Principal repayments and maturities of securities—held-to-maturity	9,779	20,724
Loan originations, net of repayments	(110,973)	(72,019)
Purchases of loans and participating interest in loans	(10,780)	(4,666)
Proceeds from sales of other loans	10,947	4,522
Purchases of property and equipment	(1,661)	(2,227)
Proceeds from sale of real estate held for sale and sale of other property	1,563	581
Proceeds from FHLB stock repurchase program	62,055	47,747
Purchase of FHLB stock	(56,891)	(35,460)
Other	874	(35)
Net cash (used by) provided from investing activities	(61,794)	62,207
Continued on next page

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024
FINANCING ACTIVITIES:
Increase in deposits, net	$78,867	$129,274
Repayment of overnight and short term FHLB advances, net	(122,000)	(271,000)
Decrease in other borrowings, net	5,331	464
Cash dividends paid	(16,783)	(16,692)
Taxes paid related to net share settlement of equity awards	(772)	(907)
Net cash used by financing activities	(55,357)	(158,861)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(59,913)	(45,188)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	501,858	254,464
CASH AND CASH EQUIVALENTS, END OF PERIOD	$441,945	$209,276

	Three Months Ended March 31,
	2025	2024
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$51,240	$53,278
Tax paid	—	5
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Transfer of loans to real estate owned and other repossessed assets	1,278	242
Dividends accrued but not paid until after period end	1,365	1,106
Loans, held-for-sale, transferred from portfolio	(25,560)	(15,682)

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2025, for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and note disclosures have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.

The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Interim results are not necessarily indicative of results for a full year or any other interim period.

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

This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied prospectively. The Company is evaluating this ASU, but does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

Compensation—Stock Compensation (Topic 718)

In March 2024, the FASB issued guidance within ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The amendments in the ASU apply to companies that provide employees and non-employees with profits interest and similar awards to align compensation with the company’s operating performance and provide those holders with the opportunity to participate in future profits and/or equity appreciation of the company. The purpose of the ASU is to clarify the application of the scope guidance in Accounting Standards Codification (ASC) paragraph 718-10-15-3 in determining if a profit interest award should be accounted for in accordance with Topic 718: Compensation—Stock Compensation. The amendment in ASC paragraph 718-10-15-3 is solely intended to improve the overall clarity and does not change the guidance. This ASU would have been effective as of January 1, 2025 for the Company, however, as the Company does not currently provide these types of awards, the ASU is not applicable to the Company’s consolidated financial statements.

Note 3: SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at March 31, 2025 and December 31, 2024 are summarized as follows (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$7,965	$—	$(409)	$7,556
Municipal bonds	157,399	255	(31,138)	126,516
Corporate bonds	131,408	97	(5,431)	126,074
Mortgage-backed or related securities	1,966,137	1,440	(282,391)	1,685,186
Asset-backed securities	163,486	176	(49)	163,613
	$2,426,395	$1,968	$(319,418)	$2,108,945

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$301	$1	$(3)	$299	$—
Municipal bonds	437,344	1	(70,729)	366,474	(142)
Corporate bonds	2,629	—	(5)	2,474	(150)
Mortgage-backed or related securities	551,814	—	(101,800)	450,014	—
	$992,088	$2	$(172,537)	$819,261	$(292)

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$8,492	$—	$(559)	$7,933
Municipal bonds	153,982	453	(30,453)	123,982
Corporate bonds	131,379	100	(6,489)	124,990
Mortgage-backed or related securities	1,995,805	383	(319,340)	1,676,848
Asset-backed securities	170,604	155	(1)	170,758
	$2,460,262	$1,091	$(356,842)	$2,104,511

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$302	$—	$(4)	$298	$—
Municipal bonds	438,196	36	(62,809)	375,280	(143)
Corporate bonds	2,658	—	(6)	2,498	(154)
Mortgage-backed or related securities	560,705	—	(113,253)	447,452	—
	$1,001,861	$36	$(176,072)	$825,528	$(297)

Accrued interest receivable on held-to-maturity debt securities was $3.7 million and $4.2 million at March 31, 2025 and December 31, 2024, and was $9.2 million and $9.0 million on available-for-sale debt securities at March 31, 2025 and December 31, 2024, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Statements of Financial Condition and is excluded from the calculation of the allowance for credit losses.

At March 31, 2025 and December 31, 2024, the gross unrealized losses and the fair value for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	March 31, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$—	$—	$7,556	$(409)	$7,556	$(409)
Municipal bonds	25,747	(590)	90,702	(30,548)	116,449	(31,138)
Corporate bonds	—	—	100,318	(5,431)	100,318	(5,431)
Mortgage-backed or related securities	1,834	(1)	1,555,146	(282,390)	1,556,980	(282,391)
Asset-backed securities	19,451	(49)	—	—	19,451	(49)
	$47,032	$(640)	$1,753,722	$(318,778)	$1,800,754	$(319,418)

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$—	$—	$7,933	$(559)	$7,933	$(559)
Municipal bonds	15,497	(287)	91,156	(30,166)	106,653	(30,453)
Corporate bonds	2,541	(59)	96,763	(6,430)	99,304	(6,489)
Mortgage-backed or related securities	44,749	(524)	1,552,613	(318,816)	1,597,362	(319,340)
Asset-backed securities	20,000	(1)	—	—	20,000	(1)
	$82,787	$(871)	$1,748,465	$(355,971)	$1,831,252	$(356,842)

At March 31, 2025, there were 199 securities—available-for-sale with unrealized losses, compared to 201 at December 31, 2024. Management does not believe that any remaining individual unrealized loss as of March 31, 2025 or December 31, 2024 resulted from credit loss.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. There were no securities—available-for-sale in a nonaccrual status at March 31, 2025 or December 31, 2024.

There were no securities—available-for-sale sold during the three months ended March 31, 2025. The following table presents, for the three months ended March 31, 2024, the gross gains and losses on sales and partial calls of securities available-for-sale (in thousands):

Three Months Ended March 31, 2024
Available-for-Sale:
Gross Gains	$36
Gross Losses	(4,939)
Balance, end of the period	$(4,903)

The following table presents the amortized cost and estimated fair value of securities at March 31, 2025, by contractual maturity and does not reflect any required periodic payments (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	March 31, 2025
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$31,383	$31,084	$3,647	$3,496
Maturing after one year through five years	126,763	121,054	19,240	18,864
Maturing after five years through ten years	420,099	390,844	31,580	29,101
Maturing after ten years	1,848,150	1,565,963	937,621	767,800
	$2,426,395	$2,108,945	$992,088	$819,261

The following table presents, as of March 31, 2025, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	March 31, 2025
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$280,879	$295,488	$246,021
Interest rate swap counterparties	956	956	796
Repurchase transaction accounts	212,989	212,989	172,216
Other	2,462	2,462	2,157
Total pledged securities	$497,286	$511,895	$421,190

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit ratings which are reviewed and updated quarterly. The Company’s non-rated held-to-maturity debt securities are primarily United States government sponsored enterprise debentures carrying minimal to no credit risk. The non-rated corporate bonds primarily consist of Community Reinvestment Act related bonds secured by loan instruments from low to moderate income borrowers. The remaining non-rated held-to-maturity debt securities balance is comprised of local municipal debt from within the Company’s geographic footprint and is monitored through quarterly or annual financial review. This municipal debt is predominately essential service or unlimited general obligation backed debt. The following tables summarize the amortized cost of held-to-maturity debt securities by credit rating at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$429,493	$500	$16,156	$446,149
Not Rated	301	7,851	2,129	535,658	545,939
	$301	$437,344	$2,629	$551,814	$992,088

	December 31, 2024
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$430,158	$500	$16,218	$446,876
Not Rated	302	8,038	2,158	544,487	554,985
	$302	$438,196	$2,658	$560,705	$1,001,861

Note 4: LOANS RECEIVABLE AND THE ALLOWANCE FOR CREDIT LOSSES - LOANS

The following table presents the loans receivable at March 31, 2025 and December 31, 2024 by class (dollars in thousands).

	March 31, 2025		December 31, 2024
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,020,829	9%	$1,027,426	9%
Investment properties	1,598,387	14	1,623,672	14
Small balance CRE	1,217,458	10	1,213,792	11
Multifamily real estate	877,716	8	894,425	8
Construction, land and land development:
Commercial construction	146,467	1	122,362	1
Multifamily construction	618,942	6	513,706	5
One- to four-family construction	504,265	5	514,220	5
Land and land development	396,009	3	369,663	3
Commercial business:
Commercial business	1,283,754	11	1,318,333	11
Small business scored	1,122,550	10	1,104,117	10
Agricultural business, including secured by farmland	334,899	3	340,280	3
One- to four-family residential	1,600,283	14	1,591,260	14
Consumer:
Consumer—home equity revolving lines of credit	620,483	5	625,680	5
Consumer—other	96,754	1	95,720	1
Total loans	11,438,796	100%	11,354,656	100%
Less allowance for credit losses – loans	(157,323)		(155,521)
Net loans	$11,281,473		$11,199,135

Loan amounts are net of unearned loan fees in excess of unamortized costs of $15.4 million as of March 31, 2025, and $15.5 million as of December 31, 2024. Net loans include net discounts on acquired loans of $3.2 million and $3.5 million as of March 31, 2025 and December 31, 2024, respectively. Net loans does not include accrued interest receivable. Accrued interest receivable on loans was $51.0 million as of March 31, 2025, and $47.7 million as of December 31, 2024 and was reported in accrued interest receivable on the Consolidated Statements of Financial Condition.

The Company had pledged $8.1 billion and $7.9 billion of loans as collateral for FHLB and other borrowings at March 31, 2025 and December 31, 2024, respectively.

Troubled Loan Modifications. Occasionally, the Company offers modifications of loans to borrowers experiencing financial difficulty by providing principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions or any combination of these. The following table presents the amortized cost basis and financial effect of loans at March 31, 2025, that were both experiencing financial difficulty and modified during the three months ended March 31, 2025 (in thousands). There were no loans modified related to borrowers experiencing financial difficulty during the three months ended March 31, 2024.

	March 31, 2025
	Term Extension	Total
One- to four-family construction	$1,810	$1,810
Land and land development	3,280	3,280
Total	$5,090	$5,090

The Company had no commitments to lend additional amounts to the borrowers included in the previous table as of March 31, 2025. The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following tables present the performance at March 31, 2025 and 2024 of loans that had been modified in the previous 12 months (in thousands).

	March 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial business	$—	$—	$—	$1,183	$1,183
Total	$—	$—	$—	$1,183	$1,183

	March 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial business	$—	$—	$—	$121	$121
Agricultural business, including secured by farmland	—	—	—	1,584	1,584
One- to four-family residential	—	—	—	1,060	1,060
Total	$—	$—	$—	$2,765	$2,765

The following table presents the financial effect of the loan modifications presented above for borrowers experiencing financial difficulty for the three months ended March 31, 2025:

Three Months Ended March 31, 2025
Weighted-Average Term Extension (in months)
One- to four-family construction	3
Land and land development	6

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

The following tables present the Company’s portfolio of risk-rated loans by class and by grade as of March 31, 2025 and December 31, 2024 (in thousands). In addition, the tables include the gross charge-offs for the three months ended March 31, 2025 and the year ended December 31, 2024. Revolving loans that are converted to term loans are treated as new originations in the tables below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	March 31, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$13,741	$196,384	$169,403	$109,756	$151,232	$262,732	$56,680	$959,928
Special Mention	—	—	—	5,821	—	2,282	1,571	9,674
Substandard	—	—	291	22,074	2,182	26,680	—	51,227
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$13,741	$196,384	$169,694	$137,651	$153,414	$291,694	$58,251	$1,020,829

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - investment properties
Risk Rating
Pass	$23,303	$117,643	$139,088	$204,528	$266,065	$777,028	$56,172	$1,583,827
Special Mention	—	—	—	—	—	—	1,616	1,616
Substandard	—	—	—	5,634	—	7,310	—	12,944
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$23,303	$117,643	$139,088	$210,162	$266,065	$784,338	$57,788	$1,598,387

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily real estate
Risk Rating
Pass	$93,247	$78,885	$81,626	$181,006	$180,026	$256,371	$2,057	$873,218
Special Mention	—	—	—	—	—	2,394	—	2,394
Substandard	—	—	—	—	—	2,104	—	2,104
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$93,247	$78,885	$81,626	$181,006	$180,026	$260,869	$2,057	$877,716

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior

Commercial construction
Risk Rating
Pass	$24,251	$67,589	$36,669	$17,209	$—	$—	$—	$145,718
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	749	—	—	749
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$24,251	$67,589	$36,669	$17,209	$749	$—	$—	$146,467

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily construction
Risk Rating
Pass	$75,390	$154,933	$238,951	$143,560	$—	$—	$942	$613,776
Special Mention	—	5,166	—	—	—	—	—	5,166
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$75,390	$160,099	$238,951	$143,560	$—	$—	$942	$618,942

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

One- to four- family construction
Risk Rating
Pass	$159,807	$309,703	$30,214	$—	$—	$—	$833	$500,557
Special Mention	—	—	—	—	—	—	—	—
Substandard	1,810	1,160	738	—	—	—	—	3,708
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$161,617	$310,863	$30,952	$—	$—	$—	$833	$504,265

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior

Land and land development
Risk Rating
Pass	$73,090	$173,261	$62,290	$31,082	$21,461	$22,204	$6,001	$389,389
Special Mention	—	—	—	—	—	—	—	—
Substandard	638	3,280	1,209	663	277	553	—	6,620
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$73,728	$176,541	$63,499	$31,745	$21,738	$22,757	$6,001	$396,009

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial business
Risk Rating
Pass	$25,411	$172,684	$123,940	$175,530	$82,125	$290,255	$354,508	$1,224,453
Special Mention	—	231	—	72	13	—	5,775	6,091
Substandard	496	1,183	1,161	1,259	1,559	5,540	42,012	53,210
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$25,907	$174,098	$125,101	$176,861	$83,697	$295,795	$402,295	$1,283,754

Current period gross charge-offs	$—	$1,706	$864	$—	$—	$125	$220	$2,915

Agricultural business, including secured by farmland
Risk Rating
Pass	$2,604	$21,466	$39,663	$21,304	$23,112	$68,322	$120,140	$296,611
Special Mention	—	—	5,963	670	—	—	292	6,925
Substandard	690	2,323	3,066	9,887	1,885	13,026	486	31,363
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business, including secured by farmland	$3,294	$23,789	$48,692	$31,861	$24,997	$81,348	$120,918	$334,899

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$188,895	$171,046	$120,470	$152,940	$107,495	$174,221	$56,699	$971,766
Special Mention	2,452	—	—	—	9,444	—	1,997	13,893
Substandard	—	292	22,020	2,182	—	17,273	—	41,767
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$191,347	$171,338	$142,490	$155,122	$116,939	$191,494	$58,696	$1,027,426

Current period gross charge-offs	$—	$—	$351	$—	$—	$—	$—	$351

Commercial real estate - investment properties
Risk Rating
Pass	$128,132	$144,473	$209,107	$270,202	$142,808	$659,253	$51,925	$1,605,900
Special Mention	—	—	—	—	—	2,649	2,027	4,676
Substandard	—	—	5,724	—	—	7,372	—	13,096
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$128,132	$144,473	$214,831	$270,202	$142,808	$669,274	$53,952	$1,623,672

Multifamily real estate
Risk Rating
Pass	$124,675	$87,955	$206,373	$205,964	$94,637	$170,235	$2,461	$892,300
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,125	—	2,125
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$124,675	$87,955	$206,373	$205,964	$94,637	$172,360	$2,461	$894,425

	December 31, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior

Commercial construction
Risk Rating
Pass	$75,095	$34,032	$12,481	$—	$—	$—	$—	$121,608
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	754	—	—	—	754
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$75,095	$34,032	$12,481	$754	$—	$—	$—	$122,362

Multifamily construction
Risk Rating
Pass	$151,244	$226,411	$121,706	$—	$—	$—	$14,345	$513,706
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$151,244	$226,411	$121,706	$—	$—	$—	$14,345	$513,706

One- to four- family construction
Risk Rating
Pass	$445,602	$50,521	$10,744	$—	$—	$—	$322	$507,189
Special Mention	—	—	—	—	—	—	—	—
Substandard	6,293	738	—	—	—	—	—	7,031
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$451,895	$51,259	$10,744	$—	$—	$—	$322	$514,220

Current period gross charge-offs	$—	$—	$150	$—	$—	$—	$—	$150

	December 31, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior

Land and land development
Risk Rating
Pass	$197,490	$85,344	$33,283	$22,897	$9,575	$13,871	$1,106	$363,566
Special Mention	—	—	—	—	—	—	—	—
Substandard	3,764	1,098	396	277	562	—	—	6,097
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$201,254	$86,442	$33,679	$23,174	$10,137	$13,871	$1,106	$369,663

Commercial business
Risk Rating
Pass	$168,794	$129,476	$186,001	$97,590	$108,881	$192,416	$365,770	$1,248,928
Special Mention	241	—	657	818	—	727	12,022	14,465
Substandard	2,889	1,714	547	947	3,214	2,274	43,355	54,940
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$171,924	$131,190	$187,205	$99,355	$112,095	$195,417	$421,147	$1,318,333

Current period gross charge-offs	$2,301	$418	$—	$689	$—	$54	$558	$4,020

Agricultural business, including secured by farmland
Risk Rating
Pass	$22,330	$40,228	$19,475	$22,117	$12,746	$53,884	$127,755	$298,535
Special Mention	—	—	670	—	—	—	6,684	7,354
Substandard	1,962	8,980	9,999	1,183	3,367	8,850	50	34,391
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business, including secured by farmland	$24,292	$49,208	$30,144	$23,300	$16,113	$62,734	$134,489	$340,280

The following tables present the Company’s portfolio of non-risk-rated loans by class and delinquency status as of March 31, 2025 and December 31, 2024 (in thousands). In addition, the tables include the gross charge-offs for the three months ended March 31, 2025 and the year ended December 31, 2024. Revolving loans that are converted to term loans are treated as new originations in the tables below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	March 31, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior

Small balance CRE
Past Due Category
Current	$25,904	$68,317	$85,644	$197,490	$208,323	$629,876	$—	$1,215,554
30-59 Days Past Due	—	1,407	—	—	—	—	—	1,407
60-89 Days Past Due	—	497	—	—	—	—	—	497
90 Days + Past Due	—	—	—	—	—	—	—	—
Total Small balance CRE	$25,904	$70,221	$85,644	$197,490	$208,323	$629,876	$—	$1,217,458

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Small business scored
Past Due Category
Current	$52,104	$206,612	$166,248	$227,891	$141,530	$182,341	$138,480	$1,115,206
30-59 Days Past Due	—	127	422	2,118	73	366	851	3,957
60-89 Days Past Due	—	—	47	99	—	122	68	336
90 Days + Past Due	—	8	962	1,417	263	401	—	3,051
Total Small business scored	$52,104	$206,747	$167,679	$231,525	$141,866	$183,230	$139,399	$1,122,550

Current period gross charge-offs	$—	$7	$60	$192	$121	$6	$—	$386

One- to four- family residential
Past Due Category
Current	$37,018	$213,869	$297,777	$529,962	$239,939	$253,926	$—	$1,572,491
30-59 Days Past Due	—	1,746	4,938	2,996	2,099	3,297	—	15,076
60-89 Days Past Due	—	1,058	—	1,111	1,703	626	—	4,498
90 Days + Past Due	—	588	1,255	2,035	2,379	1,961	—	8,218
Total One- to four- family residential	$37,018	$217,261	$303,970	$536,104	$246,120	$259,810	$—	$1,600,283

Current period gross charge-offs	$—	$—	$—	$—	$—	$13	$—	$13

	March 31, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$3,441	$1,358	$2,255	$6,428	$2,770	$9,795	$588,229	$614,276
30-59 Days Past Due	—	—	—	649	226	430	1,204	2,509
60-89 Days Past Due	—	—	100	201	545	471	1	1,318
90 Days + Past Due	—	—	1,059	234	100	987	—	2,380
Total Consumer—home equity revolving lines of credit	$3,441	$1,358	$3,414	$7,512	$3,641	$11,683	$589,434	$620,483

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer-other
Past Due Category
Current	$3,031	$8,287	$5,700	$23,972	$7,962	$21,637	$25,667	$96,256
30-59 Days Past Due	—	—	9	122	—	178	120	429
60-89 Days Past Due	—	5	—	—	—	5	59	69
90 Days + Past Due	—	—	—	—	—	—	—	—
Total Consumer-other	$3,031	$8,292	$5,709	$24,094	$7,962	$21,820	$25,846	$96,754

Current period gross charge-offs	$—	$13	$36	$65	$38	$27	$185	$364

	December 31, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior

Small balance CRE
Past Due Category
Current	$66,708	$87,829	$198,461	$209,983	$166,244	$484,567	$—	$1,213,792
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
90 Days + Past Due	—	—	—	—	—	—	—	—
Total Small balance CRE	$66,708	$87,829	$198,461	$209,983	$166,244	$484,567	$—	$1,213,792

Small business scored
Past Due Category
Current	$209,692	$172,327	$236,769	$146,220	$69,795	$123,250	$139,836	$1,097,889
30-59 Days Past Due	16	62	1,084	650	104	523	523	2,962
60-89 Days Past Due	—	823	75	252	—	88	30	1,268
90 Days + Past Due	—	135	1,349	343	5	166	—	1,998
Total Small business scored	$209,708	$173,347	$239,277	$147,465	$69,904	$124,027	$140,389	$1,104,117

Current period gross charge-offs	$82	$122	$522	$575	$47	$587	$—	$1,935

One- to four- family residential
Past Due Category
Current	$219,254	$306,523	$537,271	$246,070	$51,761	$207,017	$—	$1,567,896
30-59 Days Past Due	1,743	1,731	2,733	762	469	1,818	—	9,256
60-89 Days Past Due	533	570	1,635	270	442	1,099	—	4,549
90 Days + Past Due	—	2,000	2,459	2,983	1,156	961	—	9,559
Total One- to four- family residential	$221,530	$310,824	$544,098	$250,085	$53,828	$210,895	$—	$1,591,260

	December 31, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$4,551	$975	$6,884	$1,964	$2,243	$6,582	$595,115	$618,314
30-59 Days Past Due	—	100	1,571	98	—	335	1,532	3,636
60-89 Days Past Due	—	—	237	561	—	384	136	1,318
90 Days + Past Due	—	766	247	190	190	1,019	—	2,412
Total Consumer—home equity revolving lines of credit	$4,551	$1,841	$8,939	$2,813	$2,433	$8,320	$596,783	$625,680

Current period gross charge-offs	$—	$—	$58	$—	$11	$1	$110	$180

Consumer-other
Past Due Category
Current	$9,329	$6,333	$25,334	$8,243	$5,390	$17,374	$23,185	$95,188
30-59 Days Past Due	5	—	54	—	3	88	166	316
60-89 Days Past Due	2	15	20	39	—	1	94	171
90 Days + Past Due	—	—	45	—	—	—	—	45
Total Consumer-other	$9,336	$6,348	$25,453	$8,282	$5,393	$17,463	$23,445	$95,720

Current period gross charge-offs	$9	$50	$105	$71	$37	$211	$1,247	$1,730

The following tables provide the amortized cost basis of collateral-dependent loans as of March 31, 2025 and December 31, 2024 (in thousands). Our collateral dependent loans presented in the tables below have no significant concentrations by property type or location.

	March 31, 2025
	Real Estate	Accounts Receivable	Equipment	Inventory	Total
Commercial real estate:
Owner-occupied	$2,182	$—	$—	$—	$2,182
Construction, land and land development:
One- to four-family construction	1,898	—	—	—	1,898
Land and land development	1,614	—	—	—	1,614
Commercial business
Commercial business	525	733	276	175	1,709
Small business scored	1,275	—	—	—	1,275
Agricultural business, including secured by farmland	6,731	—	3,447	—	10,178
One- to four-family residential	4,890	—	—	—	4,890
Consumer—home equity revolving lines of credit	956	—	—	—	956
Total	$20,071	$733	$3,723	$175	$24,702

	December 31, 2024
	Real Estate	Accounts Receivable	Equipment	Inventory	Total
Commercial real estate:
Owner-occupied	$2,182	$—	$—	$—	$2,182
One- to four-family construction	1,834	—	—	—	1,834
Land and land development	1,622	—	—	—	1,622
Commercial business
Commercial business	—	1,789	1,660	427	3,876
Small business scored	623	—	—	—	623
Agricultural business, including secured by farmland	5,013	—	3,447	—	8,460
One- to four-family residential	5,374	—	—	—	5,374
Consumer—home equity revolving lines of credit	977	—	—	—	977
Total	$17,625	$1,789	$5,107	$427	$24,948

The following tables provide additional detail on the age analysis of the Company’s past due loans as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$—	$2,183	$2,183	$1,018,646	$1,020,829	$—	$2,182	$—
Investment properties	—	—	—	—	1,598,387	1,598,387	—	—	—
Small balance CRE	1,407	497	—	1,904	1,215,554	1,217,458	—	—	—
Multifamily real estate	—	—	—	—	877,716	877,716	—	—	—
Construction, land and land development:
Commercial construction	—	—	—	—	146,467	146,467	—	—	—
Multifamily construction	—	—	—	—	618,942	618,942	—	—	—
One- to four-family construction	1,160	—	737	1,897	502,368	504,265	1,897	1,897	—
Land and land development	1,216	271	1,675	3,162	392,847	396,009	1,033	2,462	—
Commercial business:
Commercial business	11,020	219	555	11,794	1,271,960	1,283,754	—	2,669	—
Small business scored	3,957	336	3,051	7,344	1,115,206	1,122,550	623	3,756	206
Agricultural business, including secured by farmland	—	3,466	5,680	9,146	325,753	334,899	6,255	10,301	—
One- to four-family residential	15,076	4,498	8,218	27,792	1,572,491	1,600,283	4,891	10,448	9
Consumer:
Consumer—home equity revolving lines of credit	2,509	1,318	2,380	6,207	614,276	620,483	956	4,874	155
Consumer—other	429	69	—	498	96,256	96,754	—	—	—
Total	$36,774	$10,674	$24,479	$71,927	$11,366,869	$11,438,796	$15,655	$38,589	$370

(1)     The Company did not recognize any interest income on non-accrual loans during the three months ended March 31, 2025.

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$—	$2,182	$2,182	$1,025,244	$1,027,426	$—	$2,182	$—
Investment properties	—	—	—	—	1,623,672	1,623,672	—	—	—
Small balance CRE	—	—	—	—	1,213,792	1,213,792	—	4	—
Multifamily real estate	—	—	—	—	894,425	894,425	—	—	—
Construction, land and land development:
Commercial construction	754	—	—	754	121,608	122,362	—	—	—
Multifamily construction	—	—	—	—	513,706	513,706	—	—	—
One- to four-family construction	—	—	738	738	513,482	514,220	1,834	1,834	—
Land and land development	1,600	796	1,568	3,964	365,699	369,663	1,622	2,129	—
Commercial business:
Commercial business	2,025	—	1,012	3,037	1,315,296	1,318,333	123	4,103	—
Small business scored	2,962	1,268	1,998	6,228	1,097,889	1,104,117	623	2,964	—
Agricultural business, including secured by farmland	190	—	7,077	7,267	333,013	340,280	4,829	8,485	—
One-to four-family residential	9,256	4,549	9,559	23,364	1,567,896	1,591,260	5,374	10,016	369
Consumer:
Consumer—home equity revolving lines of credit	3,636	1,318	2,412	7,366	618,314	625,680	977	4,790	35
Consumer—other	316	171	45	532	95,188	95,720	—	45	—
Total	$20,739	$8,102	$26,591	$55,432	$11,299,224	$11,354,656	$15,382	$36,552	$404

(1)     The Company did not recognize any interest income on non-accrual loans during the year ended December 31, 2024.

The following tables provide the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31, 2025
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$40,830	$10,308	$29,038	$38,611	$5,727	$20,807	$10,200	$155,521
(Recapture)/provision for credit losses	(811)	(199)	3,004	2,798	(96)	(230)	83	4,549
Recoveries	57	—	—	557	10	188	119	931
Charge-offs	—	—	—	(3,301)	—	(13)	(364)	(3,678)
Ending balance	$40,076	$10,109	$32,042	$38,665	$5,641	$20,752	$10,038	$157,323

	For the Three Months Ended March 31, 2024
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$44,384	$9,326	$28,095	$35,464	$3,865	$19,271	$9,238	$149,643
(Recapture)/provision for credit losses	(2,218)	(33)	813	1,108	(81)	1,145	690	1,424
Recoveries	1,389	—	—	781	106	16	159	2,451
Charge-offs	—	—	—	(1,809)	—	—	(569)	(2,378)
Ending balance	$43,555	$9,293	$28,908	$35,544	$3,890	$20,432	$9,518	$151,140

Note 5: GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At March 31, 2025, intangible assets are comprised of goodwill and core deposit intangibles (CDI) acquired in business combinations. Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed at least annually for impairment. The Company has identified one reporting unit for the purpose of evaluating goodwill for impairment. The Company completed an assessment of qualitative factors as of December 31, 2024 and concluded that no further analysis was required as it was more likely than not that the fair value of Banner Bank, the reporting unit, exceeded the carrying value.

CDI represents the value of transaction-related deposits and the value of the client relationships associated with the deposits. The Company amortizes CDI assets over their estimated useful lives and reviews them at least annually for events or circumstances that could impair their value.

The following table summarizes the changes in the Company’s goodwill and other intangibles for the year ended December 31, 2024 and the three months ended March 31, 2025 (in thousands):

	Goodwill	CDI	Total
Balance, December 31, 2023	$373,121	$5,684	$378,805
Amortization	—	(2,626)	(2,626)
Balance, December 31, 2024	373,121	3,058	376,179
Amortization	—	(456)	(456)
Balance, March 31, 2025	$373,121	$2,602	$375,723

The following table presents the estimated amortization expense with respect to CDI as of March 31, 2025, for the periods indicated (in thousands):

Estimated Amortization
Remainder of 2025	$1,111
2026	904
2027	426
2028	126
2029	35
$2,602

Mortgage Servicing Rights:  Mortgage and Small Business Administration (SBA) servicing rights are reported in other assets.  SBA servicing rights are initially recorded and carried at fair value. Mortgage servicing rights are initially recognized at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  The unpaid principal balance of loans for which mortgage and SBA servicing rights have been recognized totaled $2.81 billion and $2.84 billion at March 31, 2025 and December 31, 2024, respectively.  Custodial accounts maintained in connection with this servicing totaled $21.7 million and $12.2 million at March 31, 2025 and December 31, 2024, respectively.

An analysis of the mortgage and SBA servicing rights for the three months ended March 31, 2025 and 2024 is presented below (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance, beginning of the period	$13,487	$14,649
Additions—amounts capitalized	616	306
Additions—through purchase	2	35
Amortization (1)	(769)	(806)
Fair value adjustments (2)	85	109
Balance, end of the period	$13,421	$14,293

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

Note 6: DEPOSITS

Deposits consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Non-interest-bearing accounts	$4,571,598	$4,591,543
Interest-bearing checking	2,431,279	2,393,864
Regular savings accounts	3,542,005	3,478,423
Money market accounts	1,544,333	1,550,896
Total interest-bearing transaction and savings accounts	7,517,617	7,423,183
Certificates of deposit:
Certificates of deposit greater than or equal to $250,000	469,700	487,515
Certificates of deposit less than $250,000	1,034,350	1,012,157
Total certificates of deposit	1,504,050	1,499,672
Total deposits	$13,593,265	$13,514,398
Included in total deposits:
Public fund transaction and savings accounts	$386,097	$414,413
Public fund interest-bearing certificates	24,226	25,423
Total public deposits	$410,323	$439,836
Total brokered certificates of deposit	$75,321	$50,346

Scheduled maturities and weighted average interest rates of certificates of deposit at March 31, 2025 are as follows (dollars in thousands):

	March 31, 2025
	Amount	Weighted Average Rate
Maturing in one year or less	$1,453,479	3.63%
Maturing after one year through two years	32,306	1.40
Maturing after two years through three years	12,165	0.71
Maturing after three years through four years	2,752	0.73
Maturing after four years through five years	2,770	0.85
Maturing after five years	578	0.53
Total certificates of deposit	$1,504,050	3.55%

Note 7: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2025 and December 31, 2024, whether or not recognized or recorded in the Consolidated Statements of Financial Condition (dollars in thousands):

		March 31, 2025		December 31, 2024
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$441,945	$441,945	$501,858	$501,858
Securities—available-for-sale	2	2,083,189	2,083,189	2,078,826	2,078,826
Securities—available-for-sale	3	25,756	25,756	25,685	25,685
Securities—held-to-maturity	2	985,506	813,010	995,237	819,230
Securities—held-to-maturity	3	6,290	6,251	6,327	6,298
Loans held for sale	2	24,536	24,714	32,021	32,215
Loans receivable, net	3	11,281,473	11,043,715	11,199,135	10,894,024
Equity securities	1	515	515	481	481
FHLB stock	3	17,286	17,286	22,451	22,451
Bank-owned life insurance	1	313,942	313,942	312,549	312,549
Mortgage servicing rights	3	12,467	36,029	12,618	37,926
SBA servicing rights	3	954	954	869	869
Investments in limited partnerships	3	15,648	15,648	13,955	13,955
Derivatives:
Interest rate swaps	2	11,776	11,776	14,507	14,507
Interest rate lock and forward sales commitments	2,3	388	388	331	331
Liabilities:
Demand, interest checking and money market accounts	2	8,547,210	8,547,210	8,536,303	8,536,303
Regular savings	2	3,542,005	3,542,005	3,478,423	3,478,423
Certificates of deposit	2	1,504,050	1,496,936	1,499,672	1,492,829
FHLB advances	2	168,000	168,000	290,000	290,000
Other borrowings	2	130,588	130,588	125,257	125,257
Subordinated notes, net	2	80,389	79,081	80,278	78,832
Junior subordinated debentures	3	67,711	67,711	67,477	67,477
Derivatives:
Interest rate swaps	2	24,393	24,393	30,184	30,184
Interest rate lock and forward sales commitments	2,3	144	144	2	2
Risk participation agreement	2	10	10	6	6

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency obligations	$—	$7,556	$—	$7,556
Municipal bonds	—	126,516	—	126,516
Corporate bonds	—	100,318	25,756	126,074
Mortgage-backed or related securities	—	1,685,186	—	1,685,186
Asset-backed securities	—	163,613	—	163,613
	—	2,083,189	25,756	2,108,945

Loans held for sale(1)	—	20,403	—	20,403
Equity securities	515	—	—	515
SBA servicing rights	—	—	954	954
Investment in limited partnerships	—	—	15,025	15,025

Derivatives
Interest rate swaps	—	11,776	—	11,776
Interest rate lock and forward sales commitments	—	—	388	388
	$515	$2,115,368	$42,123	$2,158,006
Liabilities:
Junior subordinated debentures	$—	$—	$67,711	$67,711
Derivatives
Interest rate swaps	—	24,393	—	24,393
Interest rate lock and forward sales commitments	—	61	83	144
Risk participation agreement	—	10	—	10
	$—	$24,464	$67,794	$92,258

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency obligations	$—	$7,933	$—	$7,933
Municipal bonds	—	123,982	—	123,982
Corporate bonds	—	99,305	25,685	124,990
Mortgage-backed or related securities	—	1,676,848	—	1,676,848
Asset-backed securities	—	170,758	—	170,758
	—	2,078,826	25,685	2,104,511

Loans held for sale(1)	—	26,185	—	26,185
Equity securities	481	—	—	481
SBA servicing rights	—	—	869	869
Investment in limited partnerships	—	—	13,955	13,955

Derivatives
Interest rate swaps	—	14,507	—	14,507
Interest rate lock and forward sales commitments	—	221	110	331
	$481	$2,119,739	$40,619	$2,160,839
Liabilities:
Junior subordinated debentures	$—	$—	$67,477	$67,477
Derivatives
Interest rate swaps	—	30,184	—	30,184
Interest rate lock and forward sales commitments	—	—	2	2
Risk participation agreement	—	6	—	6
	$—	$30,190	$67,479	$97,669

(1)    The unpaid principal balance of residential mortgage loans held for sale carried at fair value on a recurring basis was $19.8 million and $25.7 million at March 31, 2025 and December 31, 2024, respectively.

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2025 and December 31, 2024.  The factors used in the fair value estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, and quantitative and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and non-recurring basis at March 31, 2025 and December 31, 2024:

			Weighted Average Rate or Range
Financial Instruments	Valuation Technique	Unobservable Inputs	March 31, 2025	December 31, 2024
Corporate bonds (TPS)	Discounted cash flows	Discount rate	9.55%	9.57%
Junior subordinated debentures	Discounted cash flows	Discount rate	9.55%	9.57%
Loans individually evaluated	Collateral valuations	Discount to appraised value	0% to 100%	0% to 75%
Interest rate lock commitments	Pricing model	Pull-through rate	91.72%	92.34%
SBA servicing rights	Discounted cash flows	Constant prepayment rate	18.64%	18.85%

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

Junior subordinated debentures: Similar to the TPS discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner’s credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of March 31, 2025, or the passage of time, will result in negative fair value adjustments. At March 31, 2025, the discount rate utilized was based on a credit spread of 526 basis points and three-month SOFR of 429 basis points.

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

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31, 2025
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$25,685	$67,477	$108	$13,955	$869
Net change recognized in earnings	74	—	197	280	85
Net change recognized in accumulated other comprehensive income (AOCI)	(3)	234	—	—	—
Purchases, issuances and settlements	—	—	—	790	—
Ending balance at March 31, 2025	$25,756	$67,711	$305	$15,025	$954

	Three Months Ended March 31, 2024
	Level 3 Fair Value Inputs
	TPS	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$25,304	$66,413	$251	$13,475	$740
Net change recognized in earnings	64	—	(33)	(930)	109
Net change recognized in AOCI	(11)	173	—	—	—
Purchases, issuances and settlements	—	—	—	430	—
Ending balance at March 31, 2024	$25,357	$66,586	$218	$12,975	$849

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

Items Measured at Fair Value on a Non-recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$6,480	$6,480
Real Estate Owned (REO)	—	—	3,468	3,468

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$6,590	$6,590
REO	—	—	2,367	2,367

The following table presents the gains and losses resulting from non-recurring fair value adjustments for the three months ended March 31, 2025 (in thousands). There were no gains or losses resulting from non-recurring fair value adjustments for the three months ended March 31, 2024.

Three Months Ended March 31,
2025
Loans individually evaluated	$(1,705)

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

Note 8: INCOME TAXES, DEFERRED TAXES, AND TAX CREDIT INVESTMENTS

As of March 31, 2025, the Company had a net deferred tax asset of $139.4 million. In addition, the Company recognized $2.0 million of unrecognized tax benefits related to uncertain tax positions.

The Company recorded income tax expense of $10.7 million and $8.8 million for the three months ended March 31, 2025 and 2024, respectively, representing effective tax rates of 19.1% and 19.0%, respectively. The effective tax rates differed from the statutory rate principally due to the effects of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Tax Credit Investments:
Total commitments	$150,108	$153,618
Unfunded commitments	89,018	94,416

The following table presents other information related to the Company’s tax credit investments for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Tax credits and other tax benefits recognized	$4,245	$2,994
Tax credit amortization expense included in provision for income taxes	3,510	2,499

Note 9: CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings per share data for the three months ended March 31, 2025 and 2024 (in thousands, except shares and per share data):

	Three Months Ended March 31,
	2025	2024
Net income	$45,135	$37,559

Basic weighted average shares outstanding	34,509,815	34,391,564
Dilutive effect of unvested restricted stock	268,872	129,541
Diluted weighted shares outstanding	34,778,687	34,521,105
Earnings per common share
Basic	$1.31	$1.09
Diluted	$1.30	$1.09
Anti-dilutive restricted stock excluded from the diluted average outstanding share calculation (1)	—	2,734
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

The Company reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of March 31, 2025, 589,417 restricted stock units have been granted under the 2014 Plan of which 150,197 restricted stock units were unvested. No further awards will be granted under the 2014 Plan.

The Company reserved 900,000 shares of common stock for issuance under the 2018 Plan in connection with the exercise of awards. As of March 31, 2025, 822,942 restricted stock units have been granted under the 2018 Plan of which 237,836 restricted stock units were unvested.

The Company reserved 625,000 shares of common stock for issuance under the 2023 Plan in connection with the exercise of awards. As of March 31, 2025, 4,927 restricted stock shares and 9,798 restricted stock units have been granted under the 2023 Plan, all of which were unvested.

The expense associated with all restricted stock grants (including restricted stock shares and restricted stock units) was $2.2 million for both the three months ended March 31, 2025 and 2024. Unrecognized compensation expense for these awards as of March 31, 2025, was $10.7 million and will be recognized over a weighted average period of 11 months.

Note 11: COMMITMENTS AND CONTINGENCIES

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  We apply the same credit policies to these commitments and conditional obligations as we do to our on-balance sheet financial instruments.

Outstanding commitments consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	March 31, 2025	December 31, 2024
Commitments to extend credit	$3,786,586	$3,857,782
Standby letters of credit and financial guarantees	20,973	28,287
Risk participation agreements	43,396	43,913

Derivatives also included in Note 12:
Commitments to originate loans held for sale	42,213	35,512
Commitments to sell loans secured by one- to four-family residential properties	22,628	17,963
Commitments to sell securities related to mortgage banking activities	33,252	37,500

In addition to the commitments disclosed in the table above, the Company is also committed to funding the unfunded portion of its tax credit investments, as well as the remaining unfunded portion of its investments in limited partnerships. As of March 31, 2025 and December 31, 2024, the remaining outstanding commitments related to the unfunded tax credit investments and limited partnership investments were as follows (in thousands):

Unfunded commitment balance for:	March 31, 2025	December 31, 2024
Tax credit investments	$89,018	$94,416
Limited partnerships investments	$13,292	$14,706

Commitments to extend credit are agreements to lend to a client, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each client’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the client. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company’s allowance for credit losses - unfunded loan commitments at March 31, 2025 and December 31, 2024 was $12.2 million and $13.6 million, respectively.

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

Interest rates on one- to four-family residential loan applications are typically rate locked (committed) to clients during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments have the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the client. The Bank then attempts to deliver these loans before their rate locks expire. This arrangement generally requires delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans may require a lock extension. The cost of a lock extension is sometimes covered by the client and other times by the Bank. These lock extension costs have not had a material impact to the Company’s operations. For mandatory delivery commitments the Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during the three months ended March 31, 2025 or March 31, 2024. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to clients and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract. Changes in the value of rate lock commitments are recorded as assets and liabilities.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counterclaims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Bank holds a security interest.  Based upon the information known to management, there were no legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at March 31, 2025.

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

As of March 31, 2025 and December 31, 2024, the notional values or contractual amounts and fair values of the Company’s derivatives were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2025		December 31, 2024		March 31, 2025		December 31, 2024
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
Interest rate swaps	$386,502	$24,371	$386,995	$30,134	$386,502	$24,393	$386,995	$30,184
Master netting agreements		(12,595)		(15,627)		—		—
Cash offset/(settlement)		—		—		—		—
Net interest rate swaps		11,776		14,507		24,393		30,184
Risk participation agreements	758	—	817	—	42,637	10	43,097	6
Mortgage loan commitments	42,213	388	30,085	108	—	—	5,427	2
Forward sales contracts	9,667	—	49,628	223	42,080	144	—	—
Total	$439,140	$12,164	$467,525	$14,838	$471,219	$24,547	$435,519	$30,192

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

Gains (losses) recognized in income within mortgage banking operations on non-designated hedging instruments for the three months ended March 31, 2025 and 2024, were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Mortgage loan commitments	$281	$33
Forward sales contracts	(457)	70
	$(176)	$103

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between the Bank and the dealer counterparties, the agreements contain a provision where if the Bank fails to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required the Bank to maintain a specific capital level. If the Bank had breached any of these provisions at March 31, 2025 or December 31, 2024, it could have been required to settle its obligations under the agreements at the termination value. As of March 31, 2025 and December 31, 2024, the Company had no obligations to dealer counterparties related to these agreements. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $17.8 million and $19.9 million as of March 31, 2025 and December 31, 2024, respectively. The collateral posted included restricted cash of $16.9 million and $18.9 million as of March 31, 2025 and December 31, 2024, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable. In addition, some interest rate swap derivatives between the Company and the dealer counterparties are cleared through central clearing houses. These clearing houses characterize the variation margin payments as settlements of the derivative’s market exposure and not as collateral. The variation margin is treated as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative asset or liability. The variation margin adjustment was a positive adjustment of $12.6 million and a positive adjustment of $15.6 million as of March 31, 2025 and December 31, 2024, respectively.

The following tables present additional information related to the Company’s derivative contracts, by type of financial instrument, as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$24,371	$(12,595)	$11,776	$—	$—	$11,776
	$24,371	$(12,595)	$11,776	$—	$—	$11,776
Derivative liabilities
Interest rate swaps	$24,393	$—	$24,393	$—	$(16,208)	$8,185
	$24,393	$—	$24,393	$—	$(16,208)	$8,185

	December 31, 2024
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$30,134	$(15,627)	$14,507	$—	$—	$14,507
	$30,134	$(15,627)	$14,507	$—	$—	$14,507
Derivative liabilities
Interest rate swaps	$30,184	$—	$30,184	$—	$(18,228)	$11,956
	$30,184	$—	$30,184	$—	$(18,228)	$11,956

Note 13: SEGMENT DISCLOSURES

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

The Company’s performance is assessed based on net income that is reported on our Consolidated Statements of Operations with consolidated net income being the primary measure to evaluate resource allocations. In addition to our consolidated financial statements, the operating and financial condition data below is used to monitor budget versus actual results and assess performance:

OPERATING DATA:	Quarters Ended
(In thousands)	Mar 31, 2025	Dec 31, 2024	Mar 31, 2024
Interest income	$193,868	$196,436	$184,688
Interest expense	52,785	55,900	51,729
Net interest income	141,083	140,536	132,959
Provision for credit losses	3,139	3,000	520
Non-interest income	19,108	20,035	11,591
Non-interest expense	101,259	99,478	97,641
Net income	$45,135	$46,391	$37,559

FINANCIAL CONDITION DATA:	Quarters Ended
(In thousands)	Mar 31, 2025	Dec 31, 2024	Mar 31, 2024
Cash and securities (1)	$3,542,686	$3,607,933	$3,492,527
Loans receivable, net	11,281,473	11,199,135	10,717,956
Total assets	16,170,812	16,200,037	15,518,279
Core deposits	12,089,215	12,014,726	11,672,891
Total deposits	13,593,265	13,514,398	13,158,771

KEY FINANCIAL RATIOS:	Quarters Ended
	Mar 31, 2025	Dec 31, 2024	Mar 31, 2024
Performance Ratios:
Return on average assets (2)	1.15%	1.15%	0.97%
Net interest margin (tax equivalent) (3)	3.92	3.82	3.74
Non-interest expense to average assets	2.57	2.48	2.52
Efficiency ratio (4)	63.21	61.95	67.55

(1)Includes available-for-sale and held-to-maturity securities.
(2)Net income divided by average assets.
(3)Net interest income as a percent of average interest-earning assets on a tax equivalent basis.
(4)Non-interest expenses divided by the total of net interest income and non-interest income.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Banner is a bank holding company incorporated in the State of Washington, which wholly owns one subsidiary bank, Banner Bank. The Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington, and as of March 31, 2025, it had 135 branch offices and 13 loan production offices located in Washington, Oregon, California, Idaho and Utah.  Banner is subject to regulation by the Federal Reserve.  The Bank is subject to regulation by the Washington State Department of Financial Institutions – Division of Banks (the DFI) and the Federal Deposit Insurance Corporation (the FDIC).  As of March 31, 2025, we had total consolidated assets of $16.17 billion, total loans of $11.44 billion, total deposits of $13.59 billion and total shareholders’ equity of $1.83 billion.

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

First Quarter 2025 Financial Highlights
•Net interest margin, on a tax equivalent basis, was 3.92%, compared to 3.82% in the preceding quarter.
•Revenue was $160.2 million for the first quarter of 2025, compared to $160.6 million in the preceding quarter.
•Net interest income was $141.1 million in the first quarter of 2025, compared to $140.5 million in the preceding quarter.
•Mortgage banking operations revenue was $3.1 million for the first quarter of 2025, compared to $3.7 million in the preceding quarter.
•Return on average assets was 1.15% for both the current and preceding quarter.
•Net loans receivable increased to $11.28 billion at March 31, 2025, compared to $11.20 billion at December 31, 2024.
•Non-performing assets were $42.7 million, or 0.26% of total assets, at March 31, 2025, compared to $39.6 million, or 0.24% of total assets at December 31, 2024.
•The allowance for credit losses - loans was $157.3 million, or 1.38% of total loans receivable, as of March 31, 2025, compared to $155.5 million, or 1.37% of total loans receivable, at December 31, 2024.
•Total deposits increased to $13.59 billion at March 31, 2025, compared to $13.51 billion at December 31, 2024.
•Core deposits represented 89% of total deposits at March 31, 2025.
•Dividends paid to shareholders were $0.48 per share in the quarter ended March 31, 2025.
•Common shareholders’ equity per share increased 3% to $53.16 at March 31, 2025, compared to $51.49 at December 31, 2024.
•Tangible common shareholders’ equity per share* increased 4% to $42.27 at March 31, 2025, compared to $40.57 at December 31, 2024.

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

	Quarters Ended
	Mar 31, 2025	Dec 31, 2024	Mar 31, 2024
ADJUSTED REVENUE
Net interest income (GAAP)	$141,083	$140,536	$132,959
Non-interest income (GAAP)	19,108	20,035	11,591
Total revenue (GAAP)	160,191	160,571	144,550
Exclude: Net (gain) loss on sale of securities	—	(275)	4,903
Net change in valuation of financial instruments carried at fair value	(315)	(161)	992
Adjusted revenue (non-GAAP)	$159,876	$160,135	$150,445

	Quarters Ended
	Mar 31, 2025	Dec 31, 2024	Mar 31, 2024
ADJUSTED EARNINGS
Net income (GAAP)	$45,135	$46,391	$37,559
Exclude: Net (gain) loss on sale of securities	—	(275)	4,903
Net change in valuation of financial instruments carried at fair value	(315)	(161)	992
Related net tax expense (benefit)	76	105	(1,415)
Total adjusted earnings (non-GAAP)	$44,896	$46,060	$42,039
Diluted earnings per share (GAAP)	$1.30	$1.34	$1.09
Adjusted diluted earnings per share (non-GAAP)	$1.29	$1.33	$1.22
Return on average assets	1.15%	1.15%	0.97%
Adjusted return on average assets (1)	1.14%	1.15%	1.08%
Return on average equity	10.17%	10.35%	9.14%
Adjusted return on average equity (2)	10.12%	10.28%	10.24%

	Quarters Ended
	Mar 31, 2025	Dec 31, 2024	Mar 31, 2024
ADJUSTED EFFICIENCY RATIO
Non-interest expense (GAAP)	$101,259	$99,478	$97,641
Exclude: CDI amortization	(456)	(589)	(723)
State and municipal tax expense	(1,454)	(1,518)	(1,304)
REO operations	61	(113)	220
Adjusted non-interest expense (non-GAAP)	$99,410	$97,258	$95,834
Net interest income (GAAP)	$141,083	$140,536	$132,959
Non-interest income (GAAP)	19,108	20,035	11,591
Total revenue (GAAP)	160,191	160,571	144,550
Exclude: Net (gain) loss on sale of securities	—	(275)	4,903
Net change in valuation of financial instruments carried at fair value	(315)	(161)	992
Adjusted revenue (non-GAAP)	$159,876	$160,135	$150,445
Efficiency ratio (GAAP)	63.21%	61.95%	67.55%
Adjusted efficiency ratio (non-GAAP) (3)	62.18%	60.74%	63.70%
(1)Adjusted earnings (non-GAAP) divided by average assets.
(2)Adjusted earnings (non-GAAP) divided by average equity.
(3)Adjusted non-interest expense (non-GAAP) divided by adjusted revenue.

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

TANGIBLE COMMON SHAREHOLDERS’ EQUITY TO TANGIBLE ASSETS
	March 31, 2025	December 31, 2024	March 31, 2024
Shareholders’ equity (GAAP)	$1,833,453	$1,774,326	$1,664,508
Exclude goodwill and other intangible assets, net	375,723	376,179	378,082
Tangible common shareholders’ equity (non-GAAP)	$1,457,730	$1,398,147	$1,286,426
Total assets (GAAP)	$16,170,812	$16,200,037	$15,518,279
Exclude goodwill and other intangible assets, net	375,723	376,179	378,082
Total tangible assets (non-GAAP)	$15,795,089	$15,823,858	$15,140,197
Common shareholders’ equity to total assets (GAAP)	11.34%	10.95%	10.73%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	9.23%	8.84%	8.50%

TANGIBLE COMMON SHAREHOLDERS’ EQUITY PER SHARE
	March 31, 2025	December 31, 2024	March 31, 2024
Shareholders’ equity (GAAP)	$1,833,453	$1,774,326	$1,664,508
Tangible common shareholders’ equity (non-GAAP)	$1,457,730	$1,398,147	$1,286,426
Common shares outstanding at end of period	34,489,972	34,459,832	34,395,221
Common shareholders’ equity (book value) per share (GAAP)	$53.16	$51.49	$48.39
Tangible common shareholders’ equity (tangible book value) per share (non-GAAP)	$42.27	$40.57	$37.40

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

Summary of Critical Accounting Estimates

Our critical accounting estimates are described in detail in the Critical Accounting Estimates section of our 2024 Form 10-K. The condensed consolidated financial statements are prepared in conformity with GAAP and follow general practices within the financial services industry in which the Company operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements. As this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain estimates inherently have a greater reliance on the use of assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes that the allowance for credit losses and fair value measurements require significant judgements and assumptions which are susceptible to significant changes based on the current environment. There have been no significant changes in our application of critical accounting estimates since December 31, 2024.

Comparison of Financial Condition at March 31, 2025 and December 31, 2024

General:  Total assets decreased $29.2 million to $16.17 billion at March 31, 2025, from $16.20 billion at December 31, 2024. The decrease compared to year end was primarily due to a decrease in securities and interest-bearing deposits, partially offset by loan growth.

Loans and lending: Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a total loans to total deposits ratio at a level designed to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. Our loan to deposit ratio at March 31, 2025 was 84%. We offer a wide range of loan products to meet the demands of our clients. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Total loans receivable (gross loans less deferred fees and discounts and excluding loans held for sale) increased $84.1 million at March 31, 2025, compared to December 31, 2024, reflecting increased commercial construction, multifamily construction and land and land development loans, partially offset by decreased commercial real estate, multifamily, commercial business and one-to-four family construction loans. At March 31, 2025, loans receivable totaled $11.44 billion compared to $11.35 billion at December 31, 2024.

The following table sets forth the composition of the Company’s loans receivable by type of loan as of the dates indicated (dollars in thousands):

				Percentage Change
	Mar 31, 2025	Dec 31, 2024	Mar 31, 2024	Year End	Prior Year Qtr. End
Commercial real estate:
Owner-occupied	$1,020,829	$1,027,426	$905,063	(1)%	13%
Investment properties	1,598,387	1,623,672	1,544,885	(2)	3
Small balance CRE	1,217,458	1,213,792	1,159,355	—	5
Total Commercial real estate	3,836,674	3,864,890	3,609,303	(1)	6
Multifamily real estate	877,716	894,425	809,101	(2)	8
Construction, land and land development:
Commercial construction	146,467	122,362	158,011	20	(7)
Multifamily construction	618,942	513,706	573,014	20	8
One- to four-family construction	504,265	514,220	495,931	(2)	2
Land and land development	396,009	369,663	344,563	7	15
Total Construction, land and land development	1,665,683	1,519,951	1,571,519	10	6
Commercial business:
Commercial business	1,283,754	1,318,333	1,262,716	(3)	2
Small business scored	1,122,550	1,104,117	1,028,067	2	9
Total Commercial business	2,406,304	2,422,450	2,290,783	(1)	5
Agricultural business, including secured by farmland	334,899	340,280	317,958	(2)	5
One- to four-family residential	1,600,283	1,591,260	1,566,834	1	2
Consumer:
Consumer—home equity revolving lines of credit	620,483	625,680	597,060	(1)	4
Consumer—other	96,754	95,720	106,538	1	(9)
Total Consumer	717,237	721,400	703,598	(1)	2
Total loans receivable	$11,438,796	$11,354,656	$10,869,096	1%	5%

Commercial real estate loans totaled $3.84 billion, or 33% of our loan portfolio, and multifamily real estate loans totaled $877.7 million, or 8% of our loan portfolio, at March 31, 2025. Commercial real estate loans decreased by $28.2 million during the first three months of 2025, while multifamily real estate loans decreased by $16.7 million, primarily due to payoffs and paydowns exceeding new production.

Our construction, land and land development loans totaled $1.67 billion, or 15% of our loan portfolio, at March 31, 2025, compared to $1.52 billion at December 31, 2024. Multifamily construction loans increased $105.2 million, or 20%, to $618.9 million at March 31, 2025, compared to December 31, 2024. Multifamily construction represented approximately 6% of our total loan portfolio at March 31, 2025. Multifamily construction loans were comprised primarily of affordable housing projects and, to a lesser extent, market rate multifamily projects across our footprint. Commercial construction loans increased $24.1 million, or 20%, to $146.5 million at March 31, 2025, compared to $122.4 million at December 31, 2024, due to advances and new loan production, partially offset by transfers to the permanent loan portfolio upon completion of the construction phase. Land and land development loans increased $26.3 million, or 7%, to $396.0 million at March 31, 2025, compared to December 31, 2024, primarily due to new loan production, partially offset by payoffs and paydowns.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  Our commercial and agricultural business loans were $2.74 billion at March 31, 2025 and $2.76 billion at December 31, 2024. Commercial and agricultural business loans represented approximately 24% of our loan portfolio at March 31, 2025. Our commercial business lending also includes participation in certain syndicated loans, including shared national credits, which totaled $223.6 million, or 2% of our loan portfolio, at March 31, 2025, compared to $227.4 million, or 2% of our loan portfolio, at December 31, 2024.

We are active originators of one- to four-family residential loans in most communities where we have established offices in Washington, Oregon, California, Idaho and Utah. Most of the one- to four-family residential loans we originate in normal market conditions are sold in secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking operations. At March 31, 2025, one- to four-family residential loans retained in our portfolio increased $9.0 million, to $1.60 billion, compared to $1.59 billion at December 31, 2024. The increase in one- to four-family residential loans was primarily the result of a higher percentage of one- to four-family construction loans converting to permanent one- to four-family residential loans and new loan production. One- to four-family residential loans represented 14% of our loan portfolio at March 31, 2025.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit clients. At March 31, 2025, consumer loans, including home equity revolving lines of credit, decreased $4.2 million to $717.2 million, compared to $721.4 million at December 31, 2024.

The following table shows the commitment amount for loan origination activity (excluding loans held for sale) for the periods indicated (in thousands):

	Three Months Ended
	Mar 31, 2025	Dec 31, 2024	Mar 31, 2024
Commercial real estate	$37,041	$124,554	$67,362
Multifamily real estate	9,555	3,120	385
Construction and land	287,565	303,345	437,273
Commercial business	103,739	250,515	154,715
Agricultural business	12,765	17,177	34,406
One-to four- family residential	5,139	29,531	17,568
Consumer	80,030	73,791	66,145
Total commitment amount for loan originations (excluding loans held for sale)	$535,834	$802,033	$777,854

Loans held for sale decreased to $24.5 million at March 31, 2025, compared to $32.0 million at December 31, 2024. The decrease in loans held for sale compared to the preceding quarter was primarily the result of loan sales exceeding new originations of one- to four- family residential mortgage loans held for sale during the quarter. Originations of loans held for sale increased to $75.2 million for the three months ended March 31, 2025, compared to $48.4 million for the same period last year. The volume of one- to four-family residential mortgage loans sold was $108.1 million during the three months ended March 31, 2025, compared to $65.9 million in the same period a year ago.

The following table presents loans by geographic concentration at the dates indicated (dollars in thousands):

	Mar 31, 2025		Dec 31, 2024	Mar 31, 2024	Percentage Change
	Amount	Percentage	Amount	Amount	Year End	Prior Year Qtr. End
Washington	$5,260,906	46%	$5,245,886	$5,091,912	—%	3%
California	2,927,835	26	2,861,435	2,687,114	2	9
Oregon	2,122,953	18	2,113,229	2,013,453	—	5
Idaho	665,625	6	665,158	613,155	—	9
Utah	88,858	1	82,459	72,652	8	22
Other	372,619	3	386,489	390,810	(4)	(5)
Total loans receivable	$11,438,796	100%	$11,354,656	$10,869,096	1%	5%

Investment Securities: Total securities decreased $5.3 million to $3.10 billion at March 31, 2025, from $3.11 billion at December 31, 2024, primarily due to securities paydowns and maturities exceeding purchases during the three months ended March 31, 2025. Purchases during the three months ended March 31, 2025, consisted primarily of state and local government obligations. The average effective duration of the Company’s securities portfolio was 6.5 years at March 31, 2025, compared to 6.6 years at December 31, 2024. Fair value adjustments for securities designated as available-for-sale increased $38.3 million for the three months ended March 31, 2025, which was included, net of the associated tax expense of $9.2 million, as a component of other comprehensive income, and occurred as a result of decreases in market interest rates during the three months ended March 31, 2025.

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

The following table sets forth the Company’s deposits by type of deposit account as of the dates indicated (dollars in thousands):

				Percentage Change
	Mar 31, 2025	Dec 31, 2024	Mar 31, 2024	Year End	Prior Year Qtr. End
Non-interest-bearing	$4,571,598	$4,591,543	$4,699,553	—%	(3)%
Interest-bearing checking	2,431,279	2,393,864	2,112,799	2	15
Regular savings accounts	3,542,005	3,478,423	3,171,933	2	12
Money market accounts	1,544,333	1,550,896	1,688,606	—	(9)
Interest-bearing transaction & savings accounts	7,517,617	7,423,183	6,973,338	1	8
Total core deposits	12,089,215	12,014,726	11,672,891	1	4
Interest-bearing certificates	1,504,050	1,499,672	1,485,880	—	1
Total deposits	$13,593,265	$13,514,398	$13,158,771	1%	3%

Total deposits increased $78.9 million at March 31, 2025, compared to December 31, 2024, with core deposits increasing $74.5 million and certificates of deposit increasing $4.4 million. The increase in core deposits primarily reflects increases in interest-bearing transaction and savings accounts. We had $75.3 million of brokered deposits at March 31, 2025, compared to $50.3 million at December 31, 2024. Core deposits represented 89% of total deposits at both March 31, 2025 and December 31, 2024. Competition for deposits in our market areas remains strong.

The following table sets forth the number and average account balance of the Company’s deposit accounts as of the dates indicated (dollars in thousands):

	Mar 31, 2025	Dec 31, 2024	Mar 31, 2024
Number of deposit accounts	453,808	460,004	461,399
Average account balance per account	$30	$30	$29

The following table presents deposits by geographic concentration at the dates indicated (dollars in thousands):

	Mar 31, 2025		Dec 31, 2024	Mar 31, 2024	Percentage Change
	Amount	Percentage	Amount	Amount	Year End	Prior Year Qtr. End
Washington	$7,394,201	54%	$7,441,413	$7,258,785	(1)%	2%
Oregon	3,045,078	22	2,981,327	2,914,605	2	4
California	2,463,012	18	2,392,573	2,316,515	3	6
Idaho	690,974	5	699,085	668,866	(1)	3
Total deposits	$13,593,265	100%	$13,514,398	$13,158,771	1%	3%

Borrowings: We had $168.0 million of FHLB advances at March 31, 2025, compared to $290.0 million at December 31, 2024. Other borrowings, consisting of retail repurchase agreements primarily related to client cash management accounts, increased $5.3 million to $130.6 million at March 31, 2025, compared to $125.3 million at December 31, 2024. The overall decrease in borrowings reflects the increased use of deposits to fund loan growth. At March 31, 2025, the Company’s off-balance sheet liquidity included additional borrowing capacity of $3.14 billion at the FHLB and $1.65 billion at the Federal Reserve, as well as federal funds line of credit agreements with other financial institutions of $125.0 million. Junior subordinated debentures totaled $67.7 million at March 31, 2025, compared to $67.5 million at December 31, 2024. Subordinated notes, net of issuance costs were $80.4 million at March 31, 2025, compared to $80.3 million at December 31, 2024.

Shareholders’ Equity: Total shareholders’ equity increased $59.1 million to $1.83 billion, or 11.34% of total assets, at March 31, 2025, compared to $1.77 billion, or 10.95% of total assets, at December 31, 2024. The increase in shareholders’ equity was primarily due to a $28.3 million increase in retained earnings as a result of $45.1 million in net income, partially offset by the accrual of cash dividends during the three months ended March 31, 2025. In addition, accumulated other comprehensive loss decreased by $29.3 million, primarily due to a decrease in the unrealized losses on the security portfolio. There were no shares of common stock repurchased during the three months ended March 31, 2025. Tangible common shareholders’ equity, which excludes goodwill and other intangible assets and is a non-GAAP financial measure, increased $59.6 million to $1.46 billion, or 9.23% of tangible assets, at March 31, 2025, compared to $1.40 billion, or 8.84% of tangible assets at December 31, 2024. A reconciliation of this non-GAAP financial measure to its comparable GAAP financial measure is presented above following “First Quarter 2025 Financial Highlights.”

Comparison of Results of Operations for the Three Months Ended March 31, 2025 and December 31, 2024, and March 31, 2024

For the quarter ended March 31, 2025, net income was $45.1 million, or $1.30 per diluted share, compared to $46.4 million, or $1.34 per diluted share, for the preceding quarter and $37.6 million, or $1.09 per diluted share for three months ended March 31, 2024. The decrease in net income for the current quarter compared to the preceding quarter was primarily due to a decrease in non-interest income as well as an increase in non-interest expense, partially offset by an increase in net interest income. The increase in net income for the current quarter compared to the prior year quarter was primarily due to increases in net interest income and non-interest income, partially offset by increases in non-interest expense and the provision for credit losses.

The increase in net interest income compared to the preceding quarter reflects an overall increase in the yield on interest-earning assets and a decrease in funding costs, partially offset by a decrease in the average balance of interest-earning assets. Net interest margin for the current quarter benefited from decreased funding costs, primarily due to decreases in market interest rates, and increased yields on loans, primarily due to new loans being originated at higher interest rates and adjustable rate loans repricing higher. In 2024, the Federal Open Market Committee (“FOMC”) of the Federal Reserve lowered the target range for the federal funds rate three times, resulting in a target range of 4.25% to 4.50% at March 31, 2025. The increase in net interest income compared to the prior year quarter reflects an increase in both the yield and average balance of interest-earning assets, partially offset by an increase in funding costs.
We recorded a $3.1 million provision for credit losses for the quarter ended March 31, 2025, compared to a $3.0 million provision for credit losses in the preceding quarter and a $520,000 provision for credit losses for the three months ended March 31, 2024. The provision for credit losses for the current quarter primarily reflected loan growth in the construction portfolio and to a lesser extent risk rating migration and qualitative adjustments applied to address economic uncertainty.

Total non-interest income decreased for the quarter ended March 31, 2025, compared to the preceding quarter and increased compared to the same period a year ago. The decrease in non-interest income during the current quarter compared to the preceding quarter was primarily due to decreases in mortgage banking operations revenue and miscellaneous income, partially offset by an increase in bank owned life insurance income. The increase in non-interest income during the current quarter compared to the prior year quarter was primarily due to a decrease in the net loss recognized on the sale of securities and an increase in the fair value adjustments on financial instruments carried at fair value during the current quarter.

Total non-interest expense increased for the quarter ended March 31, 2025, compared to the preceding quarter and the same period a year ago. The increase in non-interest expense for the current quarter compared to the preceding quarter reflects an increase in salary and employee benefits, primarily resulting from increased medical premiums expense and payroll tax expense, and a decrease in capitalized loan costs, partially offset by a decrease in advertising and marketing expenses. The increase in non-interest expense for the current quarter compared to the same quarter a year ago primarily reflects increases in salary and employee benefits and professional and legal expenses.

OPERATING DATA:	Quarters Ended
(In thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Interest income	$193,868	$196,436	$184,688
Interest expense	52,785	55,900	51,729
Net interest income	141,083	140,536	132,959
Provision for credit losses	3,139	3,000	520
Net interest income after provision for credit losses	137,944	137,536	132,439
Deposit fees and other service charges	10,769	11,018	11,022
Mortgage banking operations	3,103	3,686	2,335
Net gain (loss) on sale of securities	—	275	(4,903)
Net change in valuation of financial instruments carried at fair value	315	161	(992)
All other non-interest income	4,921	4,895	4,129
Total non-interest income	19,108	20,035	11,591
Salary and employee benefits	64,857	62,523	62,369
All other non-interest expenses	36,402	36,955	35,272
Total non-interest expense	101,259	99,478	97,641
Income before provision for income tax expense	55,793	58,093	46,389
Provision for income tax expense	10,658	11,702	8,830
Net income	$45,135	$46,391	$37,559

PER COMMON SHARE DATA:	Quarters Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Net income:
Basic	$1.31	$1.34	$1.09
Diluted	1.30	1.34	1.09

Net Interest Income. Net interest income increased for the quarter ended March 31, 2025, compared to the preceding quarter and the same period one year earlier. The increase in net interest income compared to both comparable periods reflects an overall increase in net interest margin for the current period.

Net interest margin on a tax equivalent basis increased ten basis points to 3.92% for the first quarter of 2025, compared to 3.82% in the preceding quarter and increased 18 basis points compared to 3.74% for the same period in the prior year. Net interest margin for the current quarter, compared to the preceding quarter, benefited from decreased funding costs, primarily due to a decrease in market rates, partially offset by a shift in the average balance of non-interest-bearing deposits to higher costing interest-bearing checking accounts, savings accounts and certificates of deposit, and higher yields on interest earning assets, primarily due to an increase in the average loan yield. Net interest margin for the current quarter, compared to the prior year quarter, benefited from an increase in both the yield and the average balance of interest-earning assets, partially offset by higher funding costs.

Interest Income. Interest income for the quarter ended March 31, 2025 was $193.9 million, compared to $196.4 million for the preceding quarter and $184.7 million for the same period in the prior year.  The decrease in interest income during the current quarter compared to the preceding quarter primarily reflects two fewer interest earning days in the current quarter and a decrease in the average balance of interest-earning assets due to a decrease in the average balance of investment securities. The increase in interest income during the current quarter compared to the prior period a year ago reflects an increase in interest income on loans due to an increase in the overall average loan yield, mostly due to the high interest rate environment. In addition, the increase reflects growth in the average balance of loans, partially offset by a decreases in both the yield and average balance of investment securities.

The decreased interest income on loans for the current quarter compared to the preceding quarter was primarily driven by two fewer days in the quarter. The increase in interest income on loans for the current quarter compared to the same period in the prior year was due to an increase in both the average balance and yield on loans. Loan yields increased five basis points to 6.07% for the quarter ended March 31, 2025, from 6.02% in the preceding quarter and increased 20 basis points compared to 5.87% in the first quarter a year ago, due to new loans being originated at higher interest rates and adjustable rate loans repricing higher. The average balance of loans receivable for the quarter ended March 31, 2025 increased compared to both comparable periods, primarily reflecting increases in the average balances of mortgage loans, specifically commercial real estate and construction loans.

Interest and dividend income on total investment securities for the current quarter decreased from both the preceding and prior year quarters due to a lower average yield earned on total investment securities during the current quarter and a decrease in the average balance of total investment securities. The average balance of total investment securities decreased to $3.52 billion for the quarter ended March 31, 2025 (excluding the effect of fair value adjustments), compared to $3.61 billion for the preceding quarter and $3.78 billion for same period in the prior year. The average yield on the combined portfolio decreased to 3.02% for the quarter ended March 31, 2025, from 3.07% for the preceding quarter and 3.11% for the same period in the prior year.

Interest Expense. Interest expense for the quarter ended March 31, 2025 decreased $3.1 million, or 6%, to $52.8 million compared to $55.9 million for the preceding quarter, and increased compared to $51.7 million for the same period in the prior year. The decrease compared to the preceding quarter occurred as a result of a five basis-point decrease in the average cost of all funding liabilities to 1.55% for the quarter ended March 31, 2025. The increase compared to the prior year occurred as a result of an increase in both the average cost and balance of total funding liabilities.

Deposit interest expense for the quarter ended March 31, 2025 decreased $3.5 million, or 7%, to $48.7 million compared to $52.2 million for the preceding quarter, and increased compared to $44.6 million for the same period in the prior year. The decrease in deposit costs in the current quarter compared to the prior quarter was primarily due to the lagging effect of interest rate decreases in the prior quarter. The average cost of interest-bearing deposits decreased to 2.22% for the quarter ended March 31, 2025, compared to 2.33% in the preceding quarter and increased compared to 2.15% for the same period a year earlier. The decrease in the cost of interest-bearing deposits compared to the preceding quarter reflects the interest rate decreases implemented on our interest-bearing deposits in the prior quarter. The increase in the cost of interest-bearing deposits compared to the same period a year earlier was primarily the result of an overall increase in the average rate paid on interest-bearing deposits. The average rate paid on total deposits, which includes non-interest-bearing deposits, was 1.47% for the quarter ended March 31, 2025, compared to 1.53% in the preceding quarter and 1.37% for the same period in the prior year. Average deposit balances decreased to $13.45 billion for the quarter ended March 31, 2025, from $13.56 billion for the preceding quarter and increased from $13.06 billion for the same period a year earlier.

Interest expense on total borrowings for the quarter ended March 31, 2025 increased 10%, to $4.0 million compared to $3.7 million for the prior quarter, primarily due to an increase in the average balance of total borrowings, and decreased from $7.1 million for the same period a year earlier, primarily due to decreases in both the rate paid and the average balance of total borrowings. The average balance of total borrowings increased to $379.7 million for the quarter ended March 31, 2025, compared to $320.3 million for the preceding quarter, primarily due to a $67.8 million increase in the average balance of FHLB advances, and decreased compared to $575.3 million for the same period a year earlier, primarily due to a $137.7 million decrease in the average balance of FHLB advances and $45.9 million decrease in the average balance of other borrowings. The average rate paid on total borrowings for the quarter ended March 31, 2025 decreased to 4.32% from 4.57% for the preceding quarter and 4.98% for the same period a year earlier.

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

ANALYSIS OF NET INTEREST SPREAD	Quarters Ended
(rates / ratios annualized)	Mar 31, 2025			Dec 31, 2024			Mar 31, 2024
(dollars in thousands)	Average Balance	Interest and Dividends	Yield / Cost (3)	Average Balance	Interest and Dividends	Yield / Cost (3)	Average Balance	Interest and Dividends	Yield / Cost (3)
Interest-earning assets:
Held for sale loans	$22,457	$357	6.45%	$61,585	$1,049	6.78%	$9,939	$167	6.76%
Mortgage loans	9,366,213	137,724	5.96%	9,267,076	136,831	5.87%	8,892,561	125,284	5.67%
Commercial/agricultural loans	1,907,212	30,752	6.54%	1,900,337	31,873	6.67%	1,830,095	30,847	6.78%
Consumer and other loans	121,492	2,092	6.98%	124,726	2,078	6.63%	133,854	2,196	6.60%
Total loans (1)	11,417,374	170,925	6.07%	11,353,724	171,831	6.02%	10,866,449	158,494	5.87%
Mortgage-backed securities	2,542,983	15,895	2.53%	2,576,908	16,228	2.51%	2,728,640	17,076	2.52%
Other securities	902,732	9,687	4.35%	919,742	10,281	4.45%	984,639	11,501	4.70%
Interest-bearing deposits with banks	65,758	484	2.99%	107,404	1,043	3.86%	45,264	459	4.08%
FHLB stock	12,804	149	4.72%	9,887	316	12.71%	19,073	209	4.41%
Total investment securities	3,524,277	26,215	3.02%	3,613,941	27,868	3.07%	3,777,616	29,245	3.11%
Total interest-earning assets	14,941,651	197,140	5.35%	14,967,665	199,699	5.31%	14,644,065	187,739	5.16%
Non-interest-earning assets	1,006,497			1,016,366			943,725
Total assets	$15,948,148			$15,984,031			$15,587,790
Deposits:
Interest-bearing checking accounts	$2,381,106	8,537	1.45%	$2,377,179	9,279	1.55%	$2,104,242	6,716	1.28%
Savings accounts	3,450,908	18,103	2.13%	3,441,196	19,447	2.25%	3,066,448	15,279	2.00%
Money market accounts	1,555,262	7,860	2.05%	1,584,092	8,510	2.14%	1,674,159	8,388	2.02%
Certificates of deposit	1,531,428	14,237	3.77%	1,513,966	14,981	3.94%	1,500,429	14,230	3.81%
Total interest-bearing deposits	8,918,704	48,737	2.22%	8,916,433	52,217	2.33%	8,345,278	44,613	2.15%
Non-interest-bearing deposits	4,526,596	—	—%	4,640,557	—	—%	4,711,922	—	—%
Total deposits	13,445,300	48,737	1.47%	13,556,990	52,217	1.53%	13,057,200	44,613	1.37%
Other interest-bearing liabilities:
FHLB advances	75,300	860	4.63%	7,522	85	4.50%	212,989	2,972	5.61%
Other borrowings	134,761	694	2.09%	143,097	817	2.27%	180,692	1,175	2.62%
Junior subordinated debentures and subordinated notes	169,678	2,494	5.96%	169,678	2,781	6.52%	181,579	2,969	6.58%
Total borrowings	379,739	4,048	4.32%	320,297	3,683	4.57%	575,260	7,116	4.98%
Total funding liabilities	13,825,039	52,785	1.55%	13,877,287	55,900	1.60%	13,632,460	51,729	1.53%
Other non-interest-bearing liabilities (2)	324,031			324,447			303,412
Total liabilities	14,149,070			14,201,734			13,935,872
Shareholders’ equity	1,799,078			1,782,297			1,651,918
Total liabilities and shareholders’ equity	$15,948,148			$15,984,031			$15,587,790
Net interest income/rate spread (tax equivalent)		$144,355	3.80%		$143,799	3.71%		$136,010	3.63%
Net interest margin (tax equivalent)			3.92%			3.82%			3.74%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(3,272)			(3,263)			(3,051)
Net interest income and margin, as reported		$141,083	3.83%		$140,536	3.74%		$132,959	3.65%
Additional Key Financial Ratios:
Return on average assets			1.15%			1.15%			0.97%
Adjusted return on average assets(4)			1.14%			1.15%			1.08%
Return on average equity			10.17%			10.35%			9.14%
Adjusted return on average equity(4)			10.12%			10.28%			10.24%
Average equity/average assets			11.28%			11.15%			10.60%
Average interest-earning assets/average interest-bearing liabilities			160.69%			162.05%			164.16%
Average interest-earning assets/average funding liabilities			108.08%			107.86%			107.42%
Non-interest income/average assets			0.49%			0.50%			0.30%
Non-interest expense/average assets			2.57%			2.48%			2.52%
Efficiency ratio			63.21%			61.95%			67.55%
Adjusted efficiency ratio (4)			62.18%			60.74%			63.70%
(1)Average balances include loans accounted for on a nonaccrual basis and accruing loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $2.2 million for both the quarters ended March 31, 2025 and December 31, 2024, and $2.0 million for the quarter ended March 31, 2024. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.0 million for the quarters ended March 31, 2025, December 31, 2024, and March 31, 2024.
(4)Represents non-GAAP financial measures. See non-GAAP financial measure reconciliations presented above following First Quarter 2025 Highlights.

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

	Quarters Ended
CHANGE IN THE ALLOWANCE FOR CREDIT LOSSES - LOANS	Mar 31, 2025	Dec 31, 2024	Mar 31, 2024
Balance, beginning of period	$155,521	$154,585	$149,643
Provision for credit losses – loans	4,549	3,219	1,424
Recoveries of loans previously charged off:
Commercial real estate	57	1,215	1,389
One- to four-family residential	188	124	16
Commercial business	557	245	781
Agricultural business, including secured by farmland	10	2	106
Consumer	119	164	159
	931	1,750	2,451
Loans charged off:
Commercial real estate	—	(4)	—
Construction and land	—	(5)	—
One- to four-family residential	(13)	—	—
Commercial business	(3,301)	(3,595)	(1,809)
Consumer	(364)	(429)	(569)
	(3,678)	(4,033)	(2,378)
Net (charge-offs) recoveries	(2,747)	(2,283)	73
Balance, end of period	$157,323	$155,521	$151,140
Net (charge-offs) recoveries / Average loans receivable	(0.024)%	(0.020)%	0.001%
Allowance for credit losses - loans as a percentage of total loans	1.38%	1.37%	1.39%

The provision for credit losses - loans reflects the amount required to maintain the allowance for credit losses - loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. During the quarter ended March 31, 2025, we recorded a provision for credit losses - loans of $4.5 million, compared to a provision for credit losses - loans of $3.2 million during the preceding quarter. The provision for credit losses for the current quarter primarily reflected loan growth in the construction portfolio and to a lesser extent risk rating migration and qualitative adjustments applied to address economic uncertainty. The provision for credit losses for the preceding quarter primarily reflected risk rating downgrades as well as growth in loan balances. Future provisions for credit losses will continue to be influenced by changes in the amount and composition of the loan portfolio, updates to the reasonable and supportable forecast of future economic conditions, revisions to qualitative factor assessments, and any necessary changes to the reversion period applied in estimating expected credit losses.

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

	Quarters Ended
CHANGE IN THE ALLOWANCE FOR CREDIT LOSSES - UNFUNDED LOAN COMMITMENTS	Mar 31, 2025	Dec 31, 2024	Mar 31, 2024
Balance, beginning of period	$13,562	$13,765	$14,484
Recapture of provision for credit losses - unfunded loan commitments	(1,400)	(203)	(887)
Balance, end of period	$12,162	$13,562	$13,597

The decrease in the allowance for credit losses - unfunded loan commitments for the current quarter primarily reflects a decrease in unfunded loan commitments in the construction portfolio.

Non-interest Income. The following table presents the key components of non-interest income for the periods indicated (dollars in thousands):

	Quarters Ended
	Mar 31, 2025	Dec 31, 2024	Change Amount	Change Percent	Mar 31, 2024	Change Amount	Change Percent
Deposit fees and other service charges	$10,769	$11,018	$(249)	(2)%	$11,022	$(253)	(2)%
Mortgage banking operations	3,103	3,686	(583)	(16)	2,335	768	33
Bank owned life insurance	2,575	2,144	431	20	2,237	338	15
Miscellaneous	2,346	2,751	(405)	(15)	1,892	454	24
	18,793	19,599	(806)	(4)	17,486	1,307	7
Net gain (loss) on sale of securities	—	275	(275)	(100)	(4,903)	4,903	(100)
Net change in valuation of financial instruments carried at fair value	315	161	154	96	(992)	1,307	(132)
Total non-interest income	$19,108	$20,035	$(927)	(5)%	$11,591	$7,517	65%

The decrease in non-interest income during the current quarter compared to the preceding quarter was primarily due to decreases in mortgage banking operations revenue and miscellaneous income, partially offset by an increase in bank owned life insurance income. The increase in non-interest income during the current quarter compared to the prior year quarter was primarily due to a decrease in the net loss recognized on the sale of securities and an increase in the fair value adjustments on financial instruments carried at fair value during the current quarter
Revenue from mortgage banking operations decreased $583,000 for the quarter ended March 31, 2025, compared to the preceding quarter and increased $768,000 compared to the same period a year earlier. The volume of one- to four-family loans sold during the current quarter decreased compared to the preceding quarter and increased compared to the prior year quarter. While the volume of one- to four-family loans sold increased compared to the prior year quarter, overall volumes remained low due to reduced refinancing and purchase activity in the current interest rate environment. The decrease in mortgage banking operations revenue from the preceding quarter reflects a $508,000 gain related to the pooled loan sale of $34.8 million of one- to four-family loans during the fourth quarter of 2024 and a decrease in the market value of our hedge, partially offset by an increase in the pricing of one- to four-family loans sold during the current quarter. Gains on sales of one- to four-family loans totaled $2.1 million for the quarter ended March 31, 2025, compared to $2.6 million in the preceding quarter and $1.3 million for the three months ended March 31, 2024. Home purchase activity accounted for 84% of one- to four-family residential mortgage loan originations in the first quarter of 2025, compared to 79% in the preceding quarter.

Bank owned life insurance income increased for the three months ended March 31, 2025, compared to the preceding and prior year quarters due to the receipt of death benefit proceeds during the current quarter.

Miscellaneous income decreased for the three months ended March 31, 2025, compared to the prior quarter, primarily due to a gain recognized on the sale of a non-performing loan during the fourth quarter of 2024, and increased compared to same period a year earlier, primarily as a result of an increase in the gain on sale of SBA loans.

The net loss on the sale of securities recognized for the three months ended March 31, 2024 reflected strategic sales of securities to minimize the impact of increasing rates on our securities portfolio. The net loss for fair value adjustments for changes in the valuation of financial instruments carried at fair value for the three months ended March 31, 2024 were due to declines in the current market valuation of limited partnership investments.

Non-interest Expense.  The following table represents key elements of non-interest expense for the periods indicated (dollars in thousands):

	Quarters Ended
	Mar 31, 2025	Dec 31, 2024	Change Amount	Change Percent.	Mar 31, 2024	Change Amount	Change Percent
Salary and employee benefits	$64,857	$62,523	$2,334	4%	$62,369	$2,488	4%
Less capitalized loan origination costs	(3,330)	(4,188)	858	(20)	(3,676)	346	(9)
Occupancy and equipment	12,097	12,141	(44)	—	12,462	(365)	(3)
Information and computer data services	7,628	7,471	157	2	7,320	308	4
Payment and card processing services	5,750	5,771	(21)	—	5,710	40	1
Professional and legal expenses	2,430	3,025	(595)	(20)	1,530	900	59
Advertising and marketing	590	1,711	(1,121)	(66)	1,079	(489)	(45)
Deposit insurance	2,797	2,857	(60)	(2)	2,809	(12)	—
State and municipal business and use taxes	1,454	1,518	(64)	(4)	1,304	150	12
Real estate operations, net	(61)	113	(174)	(154)	(220)	159	(72)
Amortization of core deposit intangibles	456	589	(133)	(23)	723	(267)	(37)
Miscellaneous	6,591	5,947	644	11	6,231	360	6
Total non-interest expense	$101,259	$99,478	$1,781	2%	$97,641	$3,618	4%

The increase in non-interest expense for the current quarter compared to the prior quarter reflects an increase in salary and employee benefits and a decrease in capitalized loan costs, partially offset by a decrease in advertising and marketing expenses. The increase in non-interest expense for the three months ended March 31, 2025, compared to the same period a year earlier primarily reflects increases in salary and employee benefits and professional and legal expenses.

Salary and employee benefits increased compared to the prior quarter, primarily as a result of increased medical premiums expense, as well as payroll tax expense that typically increases in the first quarter due to the reset of payroll tax wage bases. The increase compared to the same period a year earlier was primarily the result of normal salary and wage increases.

Advertising and marketing expense decreased for the quarter ended March 31, 2025, primarily due to decreases in printed media marketing and community development expenses.

Professional and legal expense decreased for the three months ended March 31, 2025, compared to the preceding quarter primarily due to a decrease in consultant and audit expenses due to the timing of these engagements. The increase compared to the same period a year ago was primarily due to an increase in legal expenses as the prior period reflected a one-time true-up.

Our efficiency ratio was 63.21% for the current quarter, compared to 61.95% in the preceding quarter. Our adjusted efficiency ratio, a non-GAAP financial measure, was 62.18% for the current quarter, compared to 60.74% in the preceding quarter. The efficiency ratio for the current quarter reflects a decrease in total revenues in addition to the increase in non-interest expenses. See non-GAAP financial measure reconciliations presented above under “First Quarter 2025 Financial Highlights.”

Income Taxes. For the quarter ended March 31, 2025, we recognized $10.7 million in income tax expense for an effective tax rate of 19.1%, which reflects our blended statutory tax rate reduced by the effect of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting. Our statutory income tax rate is 23.7%, representing a statutory federal income tax rate of 21.0% and apportioned effects of the state income tax rates. For the quarter ended December 31, 2024, we recognized $11.7 million in income tax expense for an effective tax rate of 20.1%. For the three months ended March 31, 2024, we recognized $8.8 million in income tax expense for an effective tax rate of 19.0%.

Asset Quality

Maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us. We actively engage with our borrowers to resolve adversely classified loans and other problem assets.

Non-Performing Assets:  Non-performing assets totaled $42.7 million, or 0.26% of total assets, at March 31, 2025, compared to $39.6 million, or 0.24% of total assets, at December 31, 2024. Our allowance for credit losses - loans was $157.3 million, or 404% of non-performing loans, at March 31, 2025, compared to $155.5 million, or 421% of non-performing loans, at December 31, 2024.

The following table sets forth information with respect to our non-performing assets at the dates indicated (dollars in thousands):

	March 31, 2025	December 31, 2024	March 31, 2024
Nonaccrual Loans:
Secured by real estate:
Commercial	$2,182	$2,186	$2,753
Construction and land	4,359	3,963	5,029
One- to four-family	10,448	10,016	7,750
Commercial business	6,425	7,067	7,355
Agricultural business, including secured by farmland	10,301	8,485	2,496
Consumer	4,874	4,835	3,411
	38,589	36,552	28,794
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Construction and land	—	—	286
One- to four-family	9	369	409
Commercial business	206	—	—
Consumer	155	35	—
	370	404	695
Total non-performing loans	38,959	36,956	29,489
REO, net	3,468	2,367	448
Other repossessed assets held for sale	300	300	—
Total non-performing assets	$42,727	$39,623	$29,937

Total non-performing assets to total assets	0.26%	0.24%	0.19%
Total nonaccrual loans to total loans receivable	0.34%	0.32%	0.26%
Loans 30-89 days past due and on accrual	$37,339	$26,824	$19,649

For the three months ended March 31, 2025, interest income was reduced by $870,000 as a result of nonaccrual loan activity, which included the reversal of $263,000 of accrued interest as of the date the loan was placed on nonaccrual. There was no interest income recognized on nonaccrual loans for the three months ended March 31, 2025.

The following table presents the Company’s portfolio of loans by risk grade at the dates indicated (in thousands):

	March 31, 2025	December 31, 2024	March 31, 2024
Pass	$11,207,852	$11,118,744	$10,731,015
Special Mention	33,133	43,451	22,029
Substandard	197,811	192,461	116,052
Total	$11,438,796	$11,354,656	$10,869,096

As of March 31, 2025, total substandard loans primarily consisted of loans within the commercial business, commercial real estate and agricultural loan segments.

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

Our primary investing activity is the origination of loans and, in certain periods, the purchase of securities or loans.  During the three months ended March 31, 2025 and 2024, our loan originations, including originations of loans held for sale, exceeded our loan repayments by $186.2 million and $120.4 million, respectively. There were $10.8 million of loan purchases during the three months ended March 31, 2025, and $4.7 million loan purchases during the three months ended March 31, 2024. During the three months ended March 31, 2025 and 2024, we received proceeds of $120.7 million and $71.5 million, respectively, from the sale of loans. Securities purchased during the three months ended March 31, 2025 and 2024 totaled $9.8 million and $10.5 million, respectively, and securities repayments, maturities and sales in those periods were $52.9 million and $134.2 million, respectively.

Our primary financing activity is gathering deposits. Total deposits increased by $78.9 million during the three months ended March 31, 2025, primarily due to an increase in core deposits. Core deposits were $12.09 billion at March 31, 2025, compared to $12.01 billion at December 31, 2024. Certificates of deposit are generally more vulnerable to competition and more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At March 31, 2025, certificates of deposit totaled $1.50 billion, or 11% of our total deposits, including $1.45 billion which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our certificates of deposit as they mature.

We had $168.0 million of FHLB advances at March 31, 2025, compared to $290.0 million at December 31, 2024. Other borrowings increased to $130.6 million at March 31, 2025 from $125.3 million at December 31, 2024. Subordinated notes, net of issuance costs decreased to $80.4 million at March 31, 2025, compared to $80.3 million at December 31, 2024.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments, and to take advantage of investment opportunities. During the three months ended March 31, 2025, we used our sources of funds primarily to fund loan growth. At March 31, 2025, we had outstanding loan commitments totaling $3.89 billion, relating to undisbursed loans in process and unused credit lines. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB, which provide for advances that in the aggregate would equal the lesser of 45% of the Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock).  At March 31, 2025, under these credit facilities based on pledged collateral, the Bank had $3.14 billion of available credit capacity. Advances under these credit facilities totaled $168.0 million at March 31, 2025. In addition, the Bank has been approved for participation in the FRBSF’s Borrower-In-Custody program. Under this program, based on pledged collateral, the Bank had available lines of credit of approximately $1.65 billion as of March 31, 2025, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans. We had no funds borrowed from the FRBSF at March 31, 2025 or December 31, 2024. At March 31, 2025, the Bank also had uncommitted federal funds line of credit agreements with other financial institutions totaling $125.0 million. No balances were outstanding under these agreements as of March 31, 2025 or December 31, 2024. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage. Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity, and pay its own operating expenses and cash dividends. At March 31, 2025, Banner (on an unconsolidated basis) had liquid assets of $84.2 million. At March 31, 2025, Banner had an intercompany loan agreement with the Bank of $50.0 million. The note receivable from the Bank has a rolling one-year term, automatically renewed each quarter, and is eliminated upon consolidation.

Banner’s primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.48 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued dividend payments during 2025 at this rate of $0.48 per share, our average total dividend paid each quarter would be approximately $16.6 million based on the number of outstanding shares at March 31, 2025.

As noted below, Banner Corporation and its subsidiary bank continued to maintain capital levels in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the three months ended March 31, 2025, total shareholders’ equity increased $59.1 million, to $1.83 billion or 11.34% of total assets.  At March 31, 2025, tangible common shareholders’ equity, which excludes goodwill and other intangible assets, was $1.46 billion, or 9.23% of tangible assets.  Tangible common shareholders’ equity represents a non-GAAP financial measure. See, non-GAAP financial measure reconciliations presented above under “First Quarter 2025 Financial Highlights.”

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner and the Bank to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Bank to maintain minimum capital ratios of total capital, tier 1 capital, and common equity tier 1 capital to risk-weighted assets as well as tier 1 leverage capital to average assets.  In addition to the minimum capital ratios, the Bank must to maintain a capital conservation buffer consisting of additional common equity tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At March 31, 2025, Banner and the Bank each exceeded all regulatory capital requirements to be “well capitalized.”

The actual regulatory capital ratios calculated for Banner Corporation and Banner Bank as of March 31, 2025, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as “Adequately Capitalized”		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Amount
Banner Corporation—consolidated
Total capital to risk-weighted assets	$2,052,497	15.23%	$1,078,147	8.00%	$1,347,684	10.00%
Tier 1 capital to risk-weighted assets	1,784,020	13.24%	808,610	6.00%	808,610	6.00%
Tier 1 leverage capital to average assets	1,784,020	11.22%	636,113	4.00%	n/a	n/a
Common equity tier 1 capital	1,697,520	12.60%	606,458	4.50%	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	$1,911,810	14.16%	$1,079,945	8.00%	$1,349,932	10.00%
Tier 1 capital to risk-weighted assets	1,743,056	12.91%	809,959	6.00%	1,079,945	8.00%
Tier 1 leverage capital to average assets	1,743,056	10.95%	636,570	4.00%	795,713	5.00%
Common equity tier 1 capital	1,743,056	12.91%	607,469	4.50%	877,456	6.50%

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

For the Company, the greatest source of interest rate risk results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch, or gap, is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to clients than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of March 31, 2025, our loans with interest rate floors totaled $5.27 billion and had a weighted average floor rate of 4.80%, compared to a current average note rate of 6.45%.  Our loans with interest rates at their floors at March 31, 2025, totaled $1.29 billion and had a weighted average note rate of 4.45%. The Company actively manages its exposure to interest rate risk through on-going adjustments to the mix of interest-earning assets and funding sources that affect the repricing speeds of loans, investments, interest-bearing deposits and borrowings.

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

The following tables set forth, as of March 31, 2025, the estimated changes in our net interest income over one-year and two-year time horizons for our rate ramp and rate shock interest rate sensitivity scenarios, and the estimated changes in economic value of equity for our rate shock interest rate sensitivity scenario based on the indicated interest rate environments (dollars in thousands):

Interest Rate Risk Indicators - Rate Ramp

	March 31, 2025
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months
+300	$3,207	0.5%	$22,077	1.8%
+200	5,821	1.0	30,872	2.5
+100	5,108	0.9	23,996	1.9
0	—	—	—	—
-100	(7,078)	(1.2)	(31,290)	(2.5)
-200	(12,951)	(2.1)	(59,663)	(4.8)
-300	(17,774)	(2.9)	(85,271)	(6.8)
(1)Assumes a gradual change in market interest rates at all maturities during the first year; however, no rates are allowed to go below zero.

Interest Rate Risk Indicators - Rate Shock

	March 31, 2025
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+300	$1,418	0.2%	$37,549	3.0%	$(396,458)	(14.1)%
+200	11,800	2.0	48,976	3.9	(223,317)	(8.0)
+100	11,654	1.9	37,090	3.0	(82,412)	(2.9)
0	—	—	—	—	—	—
-100	(16,211)	(2.7)	(47,996)	(3.8)	40,750	1.5
-200	(29,431)	(4.9)	(93,016)	(7.4)	48,320	1.7
-300	(40,913)	(6.8)	(136,967)	(10.9)	(3,361)	(0.1)
(1)Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.

At March 31, 2025, as demonstrated by the tables above, the Company’s interest rate risk profile reflected moderate asset sensitivity, with net interest income projected to increase in rising rate scenarios and decrease in falling rate scenarios. Economic value of equity declined meaningfully in rising rate scenarios and increased modestly in falling rate scenarios. These results indicate earnings benefit from higher rates in the near term, while long-term value is more sensitive to rate increases.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 2025 (dollars in thousands), based on the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At March 31, 2025, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $2.67 billion, representing a one-year cumulative gap to total assets ratio of 16.49%.  Both the interest rate risk indicators and interest sensitivity gaps as of March 31, 2025 were within our internal policy guidelines, and management believes the current level of interest rate risk to be reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$1,222,866	$142,468	$81,960	$7,947	$1,071	$2,344	$1,458,656
Fixed-rate mortgage loans	255,934	214,948	656,756	591,863	752,599	403,691	2,875,791
Adjustable-rate mortgage loans	1,186,281	428,796	1,615,641	843,588	426,122	1,330	4,501,758
Fixed-rate mortgage-backed securities	98,587	101,958	360,471	366,750	791,072	765,753	2,484,591
Adjustable-rate mortgage-backed securities	204,034	47	202	216	3,799	—	208,298
Fixed-rate commercial/agricultural loans	120,535	84,341	255,120	134,079	132,579	15,854	742,508
Adjustable-rate commercial/agricultural loans	970,727	35,483	83,593	51,699	1,115	—	1,142,617
Consumer and other loans	572,094	23,454	53,251	18,362	19,810	40,882	727,853
Investment securities and interest-earning deposits	290,471	17,052	20,270	47,240	126,805	487,280	989,118
Total rate sensitive assets	4,921,529	1,048,547	3,127,264	2,061,744	2,254,972	1,717,134	15,131,190
Interest-bearing liabilities: (2)
Regular savings	485,672	167,770	572,923	445,826	743,307	1,126,507	3,542,005
Interest checking accounts	292,378	102,897	363,934	298,230	531,257	842,584	2,431,280
Money market deposit accounts	209,731	123,283	386,251	259,301	336,828	228,939	1,544,333
Certificates of deposit	1,140,866	313,015	44,471	5,522	177	—	1,504,051
FHLB advances	168,000	—	—	—	—	—	168,000
Subordinated notes	80,500	—	—	—	—	—	80,500
Junior subordinated debentures	89,178	—	—	—	—	—	89,178
Retail repurchase agreements	130,588	—	—	—	—	—	130,588
Total rate sensitive liabilities	2,596,913	706,965	1,367,579	1,008,879	1,611,569	2,198,030	9,489,935
Excess of interest-sensitive assets over interest-sensitive liabilities	$2,324,616	$341,582	$1,759,685	$1,052,865	$643,403	$(480,896)	$5,641,255
Cumulative excess of interest-sensitive assets	$2,324,616	$2,666,198	$4,425,883	$5,478,748	$6,122,151	$5,641,255	$5,641,255
Cumulative ratio of interest-earning assets to interest-bearing liabilities	189.51%	180.70%	194.74%	196.45%	183.96%	159.44%	159.44%
Interest sensitivity gap to total assets	14.38	2.11	10.88	6.51	3.98	(2.97)	34.89
Ratio of cumulative gap to total assets	14.38	16.49	27.37	33.88	37.86	34.89	34.89

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
(2)Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been a negative $3.5 billion, or negative 21.46% of total assets, at March 31, 2025.

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

(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls Over Financial Reporting:  In the quarter ended March 31, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – Risk Factors

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A of our 2024 Form 10-K.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2025:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
January 1, 2025 - January 31, 2025	219	$70.93	—	1,722,787
February 1, 2025 - February 28, 2025	—	—	—	1,722,787
March 1, 2025 - March 31, 2025	11,846	63.89	—	1,722,787
Total for quarter	12,065	$64.02	—

(1)    Includes 12,065 shares surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants during the three months ended March 31, 2025.

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

ITEM 3 – Defaults upon Senior Securities

Not Applicable.

ITEM 4 – Mine Safety Disclosures

Not Applicable.

ITEM 5 – Other Information

(a) None

(b) None

(c) During the quarter ended March 31, 2025, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company.

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

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit	Index of Exhibits
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included in Exhibit 101).
* Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

May 6, 2025	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

May 6, 2025	/s/ Robert G. Butterfield
Robert G. Butterfield
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)