Form 10-Q
period 2025-06-30
BANNER CORP
filed 2025-08-05
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	☐	No	☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:			As of July 31, 2025
Common Stock, $.01 par value per share			34,584,502 shares

BANNER CORPORATION AND SUBSIDIARIES

All references to “Banner” refer to Banner Corporation and those to the “Bank” refer to its wholly-owned subsidiary, Banner Bank. As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.

Special Note Regarding Forward-Looking Statements

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items, including statements about our financial condition, liquidity and results of operations. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions, or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements are inherently subject to numerous risks and uncertainties, including ongoing market volatility and evolving global conditions, which may cause actual results to differ materially from those expressed or implied. These factors include, but are not limited to:

•Adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of labor shortages, elevated inflation, recessionary pressures, or slowing economic growth;
•Changes in interest rate levels and the duration of such changes, including actions by the Federal Reserve, which could materially affect our net interest margin, funding costs, asset values, access to capital and liquidity;
•Impact of inflation, including the monetary and fiscal policy responses thereto, and impact on consumer and business behavior;
•Geopolitical developments and international conflicts, including but not limited to tensions or instability in Eastern Europe, the Middle East, and Asia, or the imposition of new or increased tariffs and trade restrictions, which may disrupt financial markets, global supply chains, energy prices, or economic activity in specific industry sectors, including, but not limited to, agriculture-based lending;
•The effects of a federal government shutdown, debt ceiling standoff, or other fiscal policy uncertainty;
•The impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;
•Expectations regarding our key growth initiatives and strategic priorities;
•Credit risks from lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses, which could necessitate additional provisions for credit losses, resulting both from loans originated and loans acquired from other financial institutions;
•Competitive pressures among depository and non-depository institutions affecting pricing, market share or product offerings;
•Fluctuations in real estate values;
•The ability to adapt to rapid technological changes, including advancements in artificial intelligence, digital banking, and cybersecurity;
•Ability to access cost-effective funding and to control operating costs and expenses;
•Vulnerabilities in information systems or third-party service providers, including disruptions, breaches, or attacks;
•Market volatility or deterioration in capital markets affecting liquidity, valuations, or investor confidence;
•The costs, effects and outcomes of litigation or other legal proceedings involving the Company;
•Legislation or regulatory changes, including but not limited to shifts in capital requirements, banking regulation, tax laws, or consumer protection laws;
•Climate-related risks and natural disasters, which may affect loan collateral, operations, or compliance obligations;
•Changes in accounting principles, policies or guidelines;
•The impact of future acquisitions or business combinations, in addition to goodwill impairment risks and integration challenges;
•The effects of critical accounting policies and judgments, including the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect;
•Effects of climate change, severe weather, natural disasters, pandemics, public health crises, acts of war or terrorism, civil unrest and other external events on our business;
•Other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
•Other risks detailed in our Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”), or in our reports filed with or furnished to the U.S. Securities and Exchange Commission (SEC), including this Form 10-Q.

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

PART I. FINANCIAL INFORMATION
ITEM 1 - Financial Statements (unaudited)
BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares and per share amounts)
June 30, 2025 and December 31, 2024

ASSETS	June 30, 2025	December 31, 2024
Cash and due from banks	$239,339	$203,402
Interest-bearing deposits	244,009	298,456
Total cash and cash equivalents	483,348	501,858
Securities—available-for-sale, amortized cost $2,372,331 and $2,460,262, respectively	2,064,581	2,104,511
Securities—held-to-maturity, net of allowance for credit losses of $302 and $297, respectively	981,312	1,001,564
Total securities	3,045,893	3,106,075
Federal Home Loan Bank (FHLB) stock	35,151	22,451
Loans held for sale (includes $26,328 and $26,185, at fair value, respectively)	37,651	32,021
Loans receivable	11,690,373	11,354,656
Allowance for credit losses – loans	(160,501)	(155,521)
Net loans receivable	11,529,872	11,199,135
Accrued interest receivable	64,729	60,885
Property and equipment, net	117,175	124,589
Goodwill	373,121	373,121
Other intangibles, net	2,147	3,058
Bank-owned life insurance (BOLI)	316,365	312,549
Deferred tax assets, net	136,542	148,858
Operating lease right-of-use assets	38,754	39,998
Other assets	256,421	275,439
Total assets	$16,437,169	$16,200,037
LIABILITIES
Deposits:
Non-interest-bearing	$4,504,491	$4,591,543
Interest-bearing transaction and savings accounts	7,545,028	7,423,183
Interest-bearing certificates	1,477,772	1,499,672
Total deposits	13,527,291	13,514,398
Advances from FHLB	565,000	290,000
Other borrowings	117,112	125,257
Subordinated notes, net	—	80,278
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	73,366	67,477
Operating lease liabilities	41,696	43,472
Accrued expenses and other liabilities	200,194	258,070
Deferred compensation	46,846	46,759
Total liabilities	14,571,505	14,425,711
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 34,583,994 shares issued and outstanding at June 30, 2025; 34,459,832 shares issued and outstanding at December 31, 2024	1,309,004	1,307,509
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2025; no shares issued and outstanding at December 31, 2024	—	—
Retained earnings	801,082	744,091
Carrying value of shares held in trust for stock-based compensation plans	(5,975)	(6,194)
Liability for common stock issued to stock related compensation plans	5,975	6,194
Accumulated other comprehensive loss	(244,422)	(277,274)
Total shareholders’ equity	1,865,664	1,774,326
Total liabilities and shareholders’ equity	$16,437,169	$16,200,037
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except shares and per share amounts)
For the Three and Six Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
INTEREST INCOME:
Loans receivable	$175,373	$161,191	$344,050	$317,666
Mortgage-backed securities	15,416	16,708	31,160	33,642
Securities and cash equivalents	9,470	11,239	18,917	22,518
Total interest income	200,259	189,138	394,127	373,826
INTEREST EXPENSE:
Deposits	49,316	48,850	98,053	93,463
FHLB advances	3,370	3,621	4,230	6,593
Other borrowings	675	1,160	1,369	2,335
Subordinated debt	2,499	2,961	4,993	5,930
Total interest expense	55,860	56,592	108,645	108,321
Net interest income	144,399	132,546	285,482	265,505
PROVISION FOR CREDIT LOSSES	4,795	2,369	7,934	2,889
Net interest income after provision for credit losses	139,604	130,177	277,548	262,616
NON-INTEREST INCOME:
Deposit fees and other service charges	10,835	10,590	21,604	21,612
Mortgage banking operations	3,226	3,006	6,329	5,341
BOLI	2,384	2,367	4,959	4,604
Miscellaneous	1,221	1,988	3,567	3,880
	17,666	17,951	36,459	35,437
Net loss on sale of securities	(3)	(562)	(3)	(5,465)
Net change in valuation of financial instruments carried at fair value	88	(190)	403	(1,182)
Total non-interest income	17,751	17,199	36,859	28,790
NON-INTEREST EXPENSE:
Salary and employee benefits	65,486	63,831	130,343	126,200
Less capitalized loan origination costs	(4,924)	(4,639)	(8,254)	(8,315)
Occupancy and equipment	12,256	12,128	24,353	24,590
Information and computer data services	8,199	7,240	15,827	14,560
Payment and card processing services	5,899	5,691	11,649	11,401
Professional and legal expenses	2,271	1,201	4,701	2,731
Advertising and marketing	1,087	1,198	1,677	2,277
Deposit insurance	2,800	2,858	5,597	5,667
State and municipal business and use taxes	1,416	1,394	2,870	2,698
Real estate operations, net	392	297	331	77
Amortization of core deposit intangibles	455	724	911	1,447
Miscellaneous	6,011	6,205	12,602	12,436
Total non-interest expense	101,348	98,128	202,607	195,769
Income before provision for income taxes	56,007	49,248	111,800	95,637
PROVISION FOR INCOME TAXES	10,511	9,453	21,169	18,283
NET INCOME	$45,496	$39,795	$90,631	$77,354
Earnings per common share:
Basic	$1.31	$1.15	$2.62	$2.25
Diluted	$1.31	$1.15	$2.61	$2.24
Cumulative dividends declared per common share	$0.48	$0.48	$0.96	$0.96
Weighted average number of common shares outstanding:
Basic	34,627,433	34,488,163	34,568,948	34,439,863
Diluted	34,738,948	34,537,012	34,761,044	34,539,620
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three and Six Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET INCOME	$45,496	$39,795	$90,631	$77,354
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) on securities—available-for-sale arising during the period	9,697	(2,366)	47,998	(24,119)
Income tax (expense) benefit related to securities—available-for-sale unrealized holding losses	(2,328)	568	(11,520)	5,789
Reclassification for net loss on securities—available-for-sale realized in earnings	3	562	3	5,465
Income tax benefit related to securities—available-for-sale realized in earnings	(1)	(135)	(1)	(1,312)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	567	587	1,116	1,114
Income tax expense related to amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	(136)	(141)	(268)	(267)
Net unrealized gain on interest rate swaps used in cash flow hedges	—	4,007	—	6,887
Income tax expense related to interest rate swaps used in cash flow hedges	—	(962)	—	(1,653)
Changes in fair value of junior subordinated debentures related to instrument specific credit risk	(5,655)	(245)	(5,889)	(418)
Income tax benefit related to junior subordinated debentures	1,357	58	1,413	100
Other comprehensive income (loss)	3,504	1,933	32,852	(8,414)
COMPREHENSIVE INCOME	$49,000	$41,728	$123,483	$68,940

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands, except shares and per share amounts)
For the Six Months Ended June 30, 2025 and the Year Ended December 31, 2024

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2024	34,348,369	$1,299,651	$642,175	$(289,135)	$1,652,691
Net income			37,559		37,559
Other comprehensive loss, net of income tax				(10,347)	(10,347)
Accrual of dividends on common stock ($0.48/share)			(16,713)		(16,713)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	46,852	1,318			1,318
Balance, March 31, 2024	34,395,221	1,300,969	663,021	(299,482)	1,664,508
Net income			39,795		39,795
Other comprehensive income, net of income tax				1,933	1,933
Accrual of dividends on common stock ($0.48/share)			(16,737)		(16,737)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	60,531	1,267			1,267
Balance, June 30, 2024	34,455,752	1,302,236	686,079	(297,549)	1,690,766
Net income			45,153		45,153
Other comprehensive income, net of income tax				72,006	72,006
Accrual of dividends on common stock ($0.48/share)			(16,760)		(16,760)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	936	2,556			2,556
Balance, September 30, 2024	34,456,688	1,304,792	714,472	(225,543)	1,793,721
Net income			46,391		46,391
Other comprehensive loss, net of income tax				(51,731)	(51,731)
Accrual of dividends on common stock ($0.48/share)			(16,772)		(16,772)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	3,144	2,717			2,717
Balance, December 31, 2024	34,459,832	1,307,509	744,091	(277,274)	1,774,326
Net income			45,135		45,135
Other comprehensive income, net of income tax				29,348	29,348
Accrual of dividends on common stock ($0.48/share)			(16,814)		(16,814)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	30,140	1,458			1,458
Balance, March 31, 2025	34,489,972	1,308,967	772,412	(247,926)	1,833,453
Net income			45,496		45,496
Other comprehensive income, net of income tax				3,504	3,504
Accrual of dividends on common stock ($0.48/share)			(16,826)		(16,826)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	94,022	37			37
Balance, June 30, 2025	34,583,994	$1,309,004	$801,082	$(244,422)	$1,865,664

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES:
Net income	$90,631	$77,354
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	8,474	9,084
Deferred income and expense, net of amortization	(4,817)	(3,506)
Capitalized loan servicing rights, net of amortization	225	748
Amortization of core deposit intangibles	911	1,447
Loss on sale of securities, net	3	5,465
Net change in valuation of financial instruments carried at fair value	(403)	1,182
Decrease in deferred taxes	1,941	2,481
(Decrease) increase in current taxes payable/receivable, net	(4,348)	2,012
Stock-based compensation	4,913	4,652
Net change in cash surrender value of BOLI	(4,652)	(3,707)
Gain on sale of loans, excluding capitalized servicing rights	(3,051)	(2,486)
Loss (gain) on disposal of real estate held for sale and property and equipment, net	948	(368)
Provision for credit losses	7,934	2,889
Origination of loans held for sale	(171,026)	(107,228)
Proceeds from sales of loans held for sale	215,707	163,156
Net change in:
Other assets	16,642	(23,179)
Other liabilities	(47,943)	158
Net cash provided from operating activities	112,089	130,154
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(18,896)	(19,312)
Principal repayments and maturities of securities—available-for-sale	105,638	95,830
Proceeds from sales of securities—available-for-sale	—	70,777
Principal repayments and maturities of securities—held-to-maturity	20,326	36,078
Loan originations, net of repayments	(394,673)	(393,967)
Purchases of loans and participating interest in loans	(10,780)	(4,666)
Proceeds from sales of other loans	20,189	11,808
Purchases of property and equipment	(4,398)	(6,627)
Proceeds from sale of real estate held for sale and sale of other property	1,875	4,025
Proceeds from FHLB stock repurchase program	112,775	83,657
Purchase of FHLB stock	(125,475)	(86,940)
Investment in BOLI	(39)	(34)
Other	873	52
Net cash used by investing activities	(292,585)	(209,319)
Continued on next page

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,
	2025	2024
FINANCING ACTIVITIES:
Increase in deposits, net	$12,893	$49,766
Overnight and short term FHLB advances, net	275,000	75,000
Decrease in other borrowings, net	(8,146)	(16,921)
Repayment of subordinated notes	(80,500)	—
Cash dividends paid	(33,843)	(33,620)
Taxes paid related to net share settlement of equity awards	(3,418)	(2,066)
Net cash provided from financing activities	161,986	72,159
NET CHANGE IN CASH AND CASH EQUIVALENTS	(18,510)	(7,006)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	501,858	254,464
CASH AND CASH EQUIVALENTS, END OF PERIOD	$483,348	$247,458

	Six Months Ended June 30,
	2025	2024
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$111,040	$107,158
Tax paid	16,592	8,781
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Transfer of loans to real estate owned and other repossessed assets	4,671	2,386
Dividends accrued but not paid until after period end	1,131	914
Loans, held-for-sale, transferred from portfolio	(47,260)	(55,693)

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2025, for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and note disclosures have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. All significant intercompany transactions and balances have been eliminated.

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

Note 3: SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at June 30, 2025 and December 31, 2024 are summarized as follows (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$7,617	$—	$(385)	$7,232
Municipal bonds	159,405	114	(33,318)	126,201
Corporate bonds	113,842	2,306	(5,201)	110,947
Mortgage-backed or related securities	1,927,971	1,775	(273,220)	1,656,526
Asset-backed securities	163,496	180	(1)	163,675
	$2,372,331	$4,375	$(312,125)	$2,064,581

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$300	$—	$(3)	$297	$—
Municipal bonds	435,022	4	(77,279)	357,592	(155)
Corporate bonds	2,602	—	(2)	2,453	(147)
Mortgage-backed or related securities	543,690	—	(102,194)	441,496	—
	$981,614	$4	$(179,478)	$801,838	$(302)

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$8,492	$—	$(559)	$7,933
Municipal bonds	153,982	453	(30,453)	123,982
Corporate bonds	131,379	100	(6,489)	124,990
Mortgage-backed or related securities	1,995,805	383	(319,340)	1,676,848
Asset-backed securities	170,604	155	(1)	170,758
	$2,460,262	$1,091	$(356,842)	$2,104,511

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$302	$—	$(4)	$298	$—
Municipal bonds	438,196	36	(62,809)	375,280	(143)
Corporate bonds	2,658	—	(6)	2,498	(154)
Mortgage-backed or related securities	560,705	—	(113,253)	447,452	—
	$1,001,861	$36	$(176,072)	$825,528	$(297)

Accrued interest receivable on held-to-maturity debt securities was $4.1 million and $4.2 million at June 30, 2025 and December 31, 2024, and was $8.5 million and $9.0 million on available-for-sale debt securities at June 30, 2025 and December 31, 2024, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Statements of Financial Condition and is excluded from the calculation of the allowance for credit losses.

At June 30, 2025 and December 31, 2024, the gross unrealized losses and the fair value for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	June 30, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$—	$—	$7,232	$(385)	$7,232	$(385)
Municipal bonds	30,708	(951)	88,814	(32,367)	119,522	(33,318)
Corporate bonds	—	—	78,902	(5,201)	78,902	(5,201)
Mortgage-backed or related securities	999	(12)	1,526,005	(273,208)	1,527,004	(273,220)
Asset-backed securities	20,000	(1)	—	—	20,000	(1)
	$51,707	$(964)	$1,700,953	$(311,161)	$1,752,660	$(312,125)

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$—	$—	$7,933	$(559)	$7,933	$(559)
Municipal bonds	15,497	(287)	91,156	(30,166)	106,653	(30,453)
Corporate bonds	2,541	(59)	96,763	(6,430)	99,304	(6,489)
Mortgage-backed or related securities	44,749	(524)	1,552,613	(318,816)	1,597,362	(319,340)
Asset-backed securities	20,000	(1)	—	—	20,000	(1)
	$82,787	$(871)	$1,748,465	$(355,971)	$1,831,252	$(356,842)

At June 30, 2025, there were 198 securities—available-for-sale with unrealized losses, compared to 201 at December 31, 2024. Management does not believe that any remaining individual unrealized loss as of June 30, 2025 or December 31, 2024 resulted from credit loss.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. There were no securities—available-for-sale in a nonaccrual status at June 30, 2025 or December 31, 2024.

There were no securities—available-for-sale sold during the three and six months ended June 30, 2025. The following table presents gross gains and losses on sales and partial calls of securities available-for-sale (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Available-for-Sale:
Gross Gains	$—	$—	$—	$36
Gross Losses	(3)	(562)	(3)	(5,501)
Balance, end of the period	$(3)	$(562)	$(3)	$(5,465)

The following table presents the amortized cost and estimated fair value of securities at June 30, 2025, by contractual maturity and does not reflect any required periodic payments (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	June 30, 2025
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$38,715	$38,380	$8,522	$8,332
Maturing after one year through five years	112,095	107,181	13,032	12,794
Maturing after five years through ten years	412,357	384,609	31,430	29,258
Maturing after ten years	1,809,164	1,534,411	928,630	751,454
	$2,372,331	$2,064,581	$981,614	$801,838

The following table presents, as of June 30, 2025, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	June 30, 2025
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$293,108	$309,141	$254,409
Interest rate swap counterparties	953	953	797
Repurchase transaction accounts	209,486	209,486	168,825
Other	2,464	2,464	2,188
Total pledged securities	$506,011	$522,044	$426,219

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit ratings which are reviewed and updated quarterly. The Company’s non-rated held-to-maturity debt securities are primarily United States government sponsored enterprise debentures carrying minimal to no credit risk. The non-rated corporate bonds primarily consist of Community Reinvestment Act related bonds secured by loan instruments from low to moderate income borrowers. The remaining non-rated held-to-maturity debt securities balance is comprised of local municipal debt from within the Company’s geographic footprint and is monitored through quarterly or annual financial review. This municipal debt is predominately essential service or unlimited general obligation backed debt. The following tables summarize the amortized cost of held-to-maturity debt securities by credit rating at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$426,018	$500	$16,095	$442,613
Not Rated	300	9,004	2,102	527,595	539,001
	$300	$435,022	$2,602	$543,690	$981,614

	December 31, 2024
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$430,158	$500	$16,218	$446,876
Not Rated	302	8,038	2,158	544,487	554,985
	$302	$438,196	$2,658	$560,705	$1,001,861

Note 4: LOANS RECEIVABLE AND THE ALLOWANCE FOR CREDIT LOSSES - LOANS

The following table presents the loans receivable at June 30, 2025 and December 31, 2024 by class (dollars in thousands).

	June 30, 2025		December 31, 2024
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,125,249	10%	$1,027,426	9%
Investment properties	1,625,001	14	1,623,672	14
Small balance CRE	1,223,477	10	1,213,792	11
Multifamily real estate	860,700	7	894,425	8
Construction, land and land development:
Commercial construction	159,222	1	122,362	1
Multifamily construction	568,058	5	513,706	5
One- to four-family construction	551,806	5	514,220	5
Land and land development	417,474	4	369,663	3
Commercial business:
Commercial business	1,318,483	11	1,318,333	11
Small business scored	1,152,531	10	1,104,117	10
Agricultural business, including secured by farmland	345,742	3	340,280	3
One- to four-family residential	1,610,133	14	1,591,260	14
Consumer:
Consumer—home equity revolving lines of credit	639,757	5	625,680	5
Consumer—other	92,740	1	95,720	1
Total loans	11,690,373	100%	11,354,656	100%
Less allowance for credit losses – loans	(160,501)		(155,521)
Net loans	$11,529,872		$11,199,135

Loan amounts are net of unearned loan fees in excess of unamortized costs of $16.9 million as of June 30, 2025, and $15.5 million as of December 31, 2024. Net loans include net discounts on acquired loans of $2.9 million and $3.5 million as of June 30, 2025 and December 31, 2024, respectively. Net loans does not include accrued interest receivable. Accrued interest receivable on loans was $52.2 million as of June 30, 2025, and $47.7 million as of December 31, 2024 and was reported in accrued interest receivable on the Consolidated Statements of Financial Condition.

The Company had pledged $8.1 billion and $7.9 billion of loans as collateral for FHLB and other borrowings at June 30, 2025 and December 31, 2024, respectively.

Troubled Loan Modifications. Occasionally, the Company offers modifications of loans to borrowers experiencing financial difficulty by providing principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions or any combination of these. The following table presents the amortized cost basis and financial effect of loans at June 30, 2025, that were both experiencing financial difficulty and modified during the six months ended June 30, 2025 (in thousands). There were no loans modified related to borrowers experiencing financial difficulty during the six months ended June 30, 2024.

	June 30, 2025
	Term Extension	Total
One- to four-family construction	$2,055	$2,055
Land and land development	3,280	3,280
Total	$5,335	$5,335

The Company has committed to lend additional amounts totaling $1.9 million to the borrowers included in the previous table as of June 30, 2025. The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following tables present the performance at June 30, 2025 and 2024 of loans that had been modified in the previous 12 months (in thousands).

	June 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial business	$—	$—	$—	$1,460	$1,460
Total	$—	$—	$—	$1,460	$1,460

	June 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial business	$—	$—	$—	$121	$121
Agricultural business, including secured by farmland	—	—	—	1,586	1,586
One- to four-family residential	—	—	—	1,060	1,060
Total	$—	$—	$—	$2,767	$2,767

Loans are considered to be in payment default at 90 or more days past due. The following tables present the amortized cost basis of modified loans that, within twelve months of the modification date, experienced a subsequent default during the six months ended June 30, 2025:

	June 30, 2025
	Term Extension	Total
Commercial business	$1,460	$1,460
Total	$1,460	$1,460

The following table presents the financial effect of the loan modifications presented above for borrowers experiencing financial difficulty for the six months ended June 30, 2025:

Six Months Ended June 30, 2025
Weighted-Average Term Extension (in months)
One- to four-family construction	21
Land and land development	9

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

The following tables present the Company’s portfolio of risk-rated loans by class and by grade as of June 30, 2025 and December 31, 2024 (in thousands). In addition, the tables include the gross charge-offs for the six months ended June 30, 2025 and the year ended December 31, 2024. Revolving loans that are converted to term loans are treated as new originations in the tables below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	June 30, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$128,978	$206,960	$163,653	$117,918	$144,990	$255,510	$55,209	$1,073,218
Special Mention	—	—	—	9,732	—	12,712	—	22,444
Substandard	—	—	290	13,251	9	13,617	2,420	29,587
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$128,978	$206,960	$163,943	$140,901	$144,999	$281,839	$57,629	$1,125,249

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - investment properties
Risk Rating
Pass	$113,704	$111,726	$132,239	$200,845	$263,912	$730,407	$64,919	$1,617,752
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	7,249	—	7,249
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$113,704	$111,726	$132,239	$200,845	$263,912	$737,656	$64,919	$1,625,001

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily real estate
Risk Rating
Pass	$38,140	$86,256	$81,390	$224,192	$177,088	$248,167	$3,383	$858,616
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,084	—	2,084
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$38,140	$86,256	$81,390	$224,192	$177,088	$250,251	$3,383	$860,700

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	June 30, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior

Commercial construction
Risk Rating
Pass	$38,062	$54,462	$46,064	$19,886	$—	$—	$—	$158,474
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	748	—	—	748
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$38,062	$54,462	$46,064	$19,886	$748	$—	$—	$159,222

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily construction
Risk Rating
Pass	$123,462	$149,404	$200,736	$83,567	$—	$—	$4,539	$561,708
Special Mention	6,350	—	—	—	—	—	—	6,350
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$129,812	$149,404	$200,736	$83,567	$—	$—	$4,539	$568,058

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

One- to four- family construction
Risk Rating
Pass	$302,291	$239,424	$5,341	$—	$—	$—	$798	$547,854
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,054	1,160	738	—	—	—	—	3,952
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$304,345	$240,584	$6,079	$—	$—	$—	$798	$551,806

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	June 30, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior

Land and land development
Risk Rating
Pass	$127,082	$162,983	$43,819	$28,934	$20,431	$20,225	$7,574	$411,048
Special Mention	—	—	—	—	—	—	—	—
Substandard	3,917	—	1,209	656	99	545	—	6,426
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$130,999	$162,983	$45,028	$29,590	$20,530	$20,770	$7,574	$417,474

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial business
Risk Rating
Pass	$104,843	$132,336	$106,908	$150,228	$77,332	$282,025	$388,195	$1,241,867
Special Mention	—	220	—	69	13	—	25,163	25,465
Substandard	—	4,589	3,526	1,392	992	4,223	36,429	51,151
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$104,843	$137,145	$110,434	$151,689	$78,337	$286,248	$449,787	$1,318,483

Current period gross charge-offs	$—	$1,694	$864	$—	$—	$165	$412	$3,135

Agricultural business, including secured by farmland
Risk Rating
Pass	$6,207	$19,195	$36,057	$22,293	$22,669	$67,266	$125,991	$299,678
Special Mention	5,961	—	—	670	—	—	447	7,078
Substandard	883	9,483	5,464	8,470	1,849	12,837	—	38,986
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business, including secured by farmland	$13,051	$28,678	$41,521	$31,433	$24,518	$80,103	$126,438	$345,742

Current period gross charge-offs	$—	$—	$—	$362	$—	$—	$—	$362

	December 31, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$188,895	$171,046	$120,470	$152,940	$107,495	$174,221	$56,699	$971,766
Special Mention	2,452	—	—	—	9,444	—	1,997	13,893
Substandard	—	292	22,020	2,182	—	17,273	—	41,767
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$191,347	$171,338	$142,490	$155,122	$116,939	$191,494	$58,696	$1,027,426

Current period gross charge-offs	$—	$—	$351	$—	$—	$—	$—	$351

Commercial real estate - investment properties
Risk Rating
Pass	$128,132	$144,473	$209,107	$270,202	$142,808	$659,253	$51,925	$1,605,900
Special Mention	—	—	—	—	—	2,649	2,027	4,676
Substandard	—	—	5,724	—	—	7,372	—	13,096
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$128,132	$144,473	$214,831	$270,202	$142,808	$669,274	$53,952	$1,623,672

Multifamily real estate
Risk Rating
Pass	$124,675	$87,955	$206,373	$205,964	$94,637	$170,235	$2,461	$892,300
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,125	—	2,125
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$124,675	$87,955	$206,373	$205,964	$94,637	$172,360	$2,461	$894,425

	December 31, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior

Commercial construction
Risk Rating
Pass	$75,095	$34,032	$12,481	$—	$—	$—	$—	$121,608
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	754	—	—	—	754
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$75,095	$34,032	$12,481	$754	$—	$—	$—	$122,362

Multifamily construction
Risk Rating
Pass	$151,244	$226,411	$121,706	$—	$—	$—	$14,345	$513,706
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$151,244	$226,411	$121,706	$—	$—	$—	$14,345	$513,706

One- to four- family construction
Risk Rating
Pass	$445,602	$50,521	$10,744	$—	$—	$—	$322	$507,189
Special Mention	—	—	—	—	—	—	—	—
Substandard	6,293	738	—	—	—	—	—	7,031
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$451,895	$51,259	$10,744	$—	$—	$—	$322	$514,220

Current period gross charge-offs	$—	$—	$150	$—	$—	$—	$—	$150

	December 31, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior

Land and land development
Risk Rating
Pass	$197,490	$85,344	$33,283	$22,897	$9,575	$13,871	$1,106	$363,566
Special Mention	—	—	—	—	—	—	—	—
Substandard	3,764	1,098	396	277	562	—	—	6,097
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$201,254	$86,442	$33,679	$23,174	$10,137	$13,871	$1,106	$369,663

Commercial business
Risk Rating
Pass	$168,794	$129,476	$186,001	$97,590	$108,881	$192,416	$365,770	$1,248,928
Special Mention	241	—	657	818	—	727	12,022	14,465
Substandard	2,889	1,714	547	947	3,214	2,274	43,355	54,940
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$171,924	$131,190	$187,205	$99,355	$112,095	$195,417	$421,147	$1,318,333

Current period gross charge-offs	$2,301	$418	$—	$689	$—	$54	$558	$4,020

Agricultural business, including secured by farmland
Risk Rating
Pass	$22,330	$40,228	$19,475	$22,117	$12,746	$53,884	$127,755	$298,535
Special Mention	—	—	670	—	—	—	6,684	7,354
Substandard	1,962	8,980	9,999	1,183	3,367	8,850	50	34,391
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business, including secured by farmland	$24,292	$49,208	$30,144	$23,300	$16,113	$62,734	$134,489	$340,280

The following tables present the Company’s portfolio of non-risk-rated loans by class and delinquency status as of June 30, 2025 and December 31, 2024 (in thousands). In addition, the tables include the gross charge-offs for the six months ended June 30, 2025 and the year ended December 31, 2024. Revolving loans that are converted to term loans are treated as new originations in the tables below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	June 30, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior

Small balance CRE
Past Due Category
Current	$54,760	$66,243	$83,002	$202,495	$208,782	$608,129	$66	$1,223,477
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
90 Days + Past Due	—	—	—	—	—	—	—	—
Total Small balance CRE	$54,760	$66,243	$83,002	$202,495	$208,782	$608,129	$66	$1,223,477

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Small business scored
Past Due Category
Current	$115,846	$201,190	$159,222	$220,345	$136,375	$171,305	$142,906	$1,147,189
30-59 Days Past Due	777	125	73	264	72	847	137	2,295
60-89 Days Past Due	75	—	—	398	231	1	28	733
90 Days + Past Due	—	50	524	931	231	578	—	2,314
Total Small business scored	$116,698	$201,365	$159,819	$221,938	$136,909	$172,731	$143,071	$1,152,531

Current period gross charge-offs	$—	$107	$569	$217	$142	$23	$—	$1,058

One- to four- family residential
Past Due Category
Current	$66,965	$219,201	$297,528	$521,853	$233,946	$249,757	$—	$1,589,250
30-59 Days Past Due	—	—	—	—	—	403	—	403
60-89 Days Past Due	—	1,163	565	1,727	523	817	—	4,795
90 Days + Past Due	—	1,645	2,496	3,619	5,533	2,392	—	15,685
Total One- to four- family residential	$66,965	$222,009	$300,589	$527,199	$240,002	$253,369	$—	$1,610,133

Current period gross charge-offs	$—	$—	$—	$—	$—	$13	$—	$13

	June 30, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$5,556	$1,983	$806	$5,849	$2,774	$8,414	$608,212	$633,594
30-59 Days Past Due	—	—	290	665	496	797	1,101	3,349
60-89 Days Past Due	—	—	101	100	—	159	—	360
90 Days + Past Due	—	—	1,007	318	136	993	—	2,454
Total Consumer—home equity revolving lines of credit	$5,556	$1,983	$2,204	$6,932	$3,406	$10,363	$609,313	$639,757

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer-other
Past Due Category
Current	$5,730	$7,316	$5,373	$22,201	$7,272	$20,955	$23,468	$92,315
30-59 Days Past Due	—	7	—	66	—	25	157	255
60-89 Days Past Due	—	—	—	101	—	43	26	170
90 Days + Past Due	—	—	—	—	—	—	—	—
Total Consumer-other	$5,730	$7,323	$5,373	$22,368	$7,272	$21,023	$23,651	$92,740

Current period gross charge-offs	$10	$18	$56	$65	$46	$111	$468	$774

	December 31, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior

Small balance CRE
Past Due Category
Current	$66,708	$87,829	$198,461	$209,983	$166,244	$484,567	$—	$1,213,792
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
90 Days + Past Due	—	—	—	—	—	—	—	—
Total Small balance CRE	$66,708	$87,829	$198,461	$209,983	$166,244	$484,567	$—	$1,213,792

Small business scored
Past Due Category
Current	$209,692	$172,327	$236,769	$146,220	$69,795	$123,250	$139,836	$1,097,889
30-59 Days Past Due	16	62	1,084	650	104	523	523	2,962
60-89 Days Past Due	—	823	75	252	—	88	30	1,268
90 Days + Past Due	—	135	1,349	343	5	166	—	1,998
Total Small business scored	$209,708	$173,347	$239,277	$147,465	$69,904	$124,027	$140,389	$1,104,117

Current period gross charge-offs	$82	$122	$522	$575	$47	$587	$—	$1,935

One- to four- family residential
Past Due Category
Current	$219,254	$306,523	$537,271	$246,070	$51,761	$207,017	$—	$1,567,896
30-59 Days Past Due	1,743	1,731	2,733	762	469	1,818	—	9,256
60-89 Days Past Due	533	570	1,635	270	442	1,099	—	4,549
90 Days + Past Due	—	2,000	2,459	2,983	1,156	961	—	9,559
Total One- to four- family residential	$221,530	$310,824	$544,098	$250,085	$53,828	$210,895	$—	$1,591,260

	December 31, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$4,551	$975	$6,884	$1,964	$2,243	$6,582	$595,115	$618,314
30-59 Days Past Due	—	100	1,571	98	—	335	1,532	3,636
60-89 Days Past Due	—	—	237	561	—	384	136	1,318
90 Days + Past Due	—	766	247	190	190	1,019	—	2,412
Total Consumer—home equity revolving lines of credit	$4,551	$1,841	$8,939	$2,813	$2,433	$8,320	$596,783	$625,680

Current period gross charge-offs	$—	$—	$58	$—	$11	$1	$110	$180

Consumer-other
Past Due Category
Current	$9,329	$6,333	$25,334	$8,243	$5,390	$17,374	$23,185	$95,188
30-59 Days Past Due	5	—	54	—	3	88	166	316
60-89 Days Past Due	2	15	20	39	—	1	94	171
90 Days + Past Due	—	—	45	—	—	—	—	45
Total Consumer-other	$9,336	$6,348	$25,453	$8,282	$5,393	$17,463	$23,445	$95,720

Current period gross charge-offs	$9	$50	$105	$71	$37	$211	$1,247	$1,730

The following tables provide the amortized cost basis of collateral-dependent loans as of June 30, 2025 and December 31, 2024 (in thousands). Our collateral dependent loans presented in the tables below have no significant concentrations by property type or location.

	June 30, 2025
	Real Estate	Accounts Receivable	Equipment	Inventory	Total
Commercial real estate:
Owner-occupied	$—	$—	$—	$—	$—
Construction, land and land development:
One- to four-family construction	1,898	—	—	—	1,898
Land and land development	1,606	—	—	—	1,606
Commercial business
Commercial business	—	58	—	1,402	1,460
Small business scored	623	9	—	212	844
Agricultural business, including secured by farmland	4,714	—	3,447	—	8,161
One- to four-family residential	9,900	—	—	—	9,900
Consumer—home equity revolving lines of credit	941	—	—	—	941
Total	$19,682	$67	$3,447	$1,614	$24,810

	December 31, 2024
	Real Estate	Accounts Receivable	Equipment	Inventory	Total
Commercial real estate:
Owner-occupied	$2,182	$—	$—	$—	$2,182
One- to four-family construction	1,834	—	—	—	1,834
Land and land development	1,622	—	—	—	1,622
Commercial business
Commercial business	—	1,789	1,660	427	3,876
Small business scored	623	—	—	—	623
Agricultural business, including secured by farmland	5,013	—	3,447	—	8,460
One- to four-family residential	5,374	—	—	—	5,374
Consumer—home equity revolving lines of credit	977	—	—	—	977
Total	$17,625	$1,789	$5,107	$427	$24,948

The following tables provide additional detail on the age analysis of the Company’s past due loans as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$—	$9	$9	$1,125,240	$1,125,249	$9	$10	$—
Investment properties	—	—	—	—	1,625,001	1,625,001	—	—	—
Small balance CRE	—	—	—	—	1,223,477	1,223,477	—	—	—
Multifamily real estate	—	—	—	—	860,700	860,700	—	—	—
Construction, land and land development:
Commercial construction	—	—	—	—	159,222	159,222	—	—	—
Multifamily construction	—	—	—	—	568,058	568,058	—	—	—
One- to four-family construction	—	—	1,898	1,898	549,908	551,806	738	1,897	—
Land and land development	—	1,098	1,765	2,863	414,611	417,474	1,025	2,472	—
Commercial business:
Commercial business	—	180	2,464	2,644	1,315,839	1,318,483	1,460	3,130	—
Small business scored	2,295	733	2,314	5,342	1,147,189	1,152,531	621	3,517	—
Agricultural business, including secured by farmland	—	—	7,537	7,537	338,205	345,742	1,224	8,690	—
One- to four-family residential	403	4,795	15,685	20,883	1,589,250	1,610,133	8,502	15,480	2,896
Consumer:
Consumer—home equity revolving lines of credit	3,349	360	2,454	6,163	633,594	639,757	941	4,802	80
Consumer—other	255	170	—	425	92,315	92,740	—	—	—
Total	$6,302	$7,336	$34,126	$47,764	$11,642,609	$11,690,373	$14,520	$39,998	$2,976

(1)     The Company did not recognize any interest income on non-accrual loans during the six months ended June 30, 2025.

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$—	$2,182	$2,182	$1,025,244	$1,027,426	$—	$2,182	$—
Investment properties	—	—	—	—	1,623,672	1,623,672	—	—	—
Small balance CRE	—	—	—	—	1,213,792	1,213,792	—	4	—
Multifamily real estate	—	—	—	—	894,425	894,425	—	—	—
Construction, land and land development:
Commercial construction	754	—	—	754	121,608	122,362	—	—	—
Multifamily construction	—	—	—	—	513,706	513,706	—	—	—
One- to four-family construction	—	—	738	738	513,482	514,220	1,834	1,834	—
Land and land development	1,600	796	1,568	3,964	365,699	369,663	1,622	2,129	—
Commercial business:
Commercial business	2,025	—	1,012	3,037	1,315,296	1,318,333	123	4,103	—
Small business scored	2,962	1,268	1,998	6,228	1,097,889	1,104,117	623	2,964	—
Agricultural business, including secured by farmland	190	—	7,077	7,267	333,013	340,280	4,829	8,485	—
One-to four-family residential	9,256	4,549	9,559	23,364	1,567,896	1,591,260	5,374	10,016	369
Consumer:
Consumer—home equity revolving lines of credit	3,636	1,318	2,412	7,366	618,314	625,680	977	4,790	35
Consumer—other	316	171	45	532	95,188	95,720	—	45	—
Total	$20,739	$8,102	$26,591	$55,432	$11,299,224	$11,354,656	$15,382	$36,552	$404

(1)     The Company did not recognize any interest income on non-accrual loans during the year ended December 31, 2024.

The following tables provide the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended June 30, 2025
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$40,076	$10,109	$32,042	$38,665	$5,641	$20,752	$10,038	$157,323
Provision/(recapture) for credit losses	907	(191)	2,082	457	936	107	(97)	4,201
Recoveries	53	—	—	361	1	58	168	641
Charge-offs	—	—	—	(892)	(362)	—	(410)	(1,664)
Ending balance	$41,036	$9,918	$34,124	$38,591	$6,216	$20,917	$9,699	$160,501

	For the Six Months Ended June 30, 2025
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$40,830	$10,308	$29,038	$38,611	$5,727	$20,807	$10,200	$155,521
Provision/(recapture) for credit losses	96	(390)	5,086	3,255	840	(123)	(14)	8,750
Recoveries	110	—	—	918	11	246	287	1,572
Charge-offs	—	—	—	(4,193)	(362)	(13)	(774)	(5,342)
Ending balance	$41,036	$9,918	$34,124	$38,591	$6,216	$20,917	$9,699	$160,501

	For the Three Months Ended June 30, 2024
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$43,555	$9,293	$28,908	$35,544	$3,890	$20,432	$9,518	$151,140
(Recapture)/provision for credit losses	(4,242)	(1,040)	2,689	3,104	(40)	457	1,025	1,953
Recoveries	98	—	—	324	195	17	112	746
Charge-offs	(347)	—	—	(137)	—	—	(507)	(991)
Ending balance	$39,064	$8,253	$31,597	$38,835	$4,045	$20,906	$10,148	$152,848

	For the Six Months Ended June 30, 2024
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$44,384	$9,326	$28,095	$35,464	$3,865	$19,271	$9,238	$149,643
(Recapture)/provision for credit losses	(6,460)	(1,073)	3,502	4,212	(121)	1,602	1,715	3,377
Recoveries	1,487	—	—	1,105	301	33	271	3,197
Charge-offs	(347)	—	—	(1,946)	—	—	(1,076)	(3,369)
Ending balance	$39,064	$8,253	$31,597	$38,835	$4,045	$20,906	$10,148	$152,848

Note 5: GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At June 30, 2025, intangible assets are comprised of goodwill and core deposit intangibles (CDI) acquired in business combinations. Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed at least annually for impairment. The Company has identified one reporting unit for the purpose of evaluating goodwill for impairment. The Company completed an assessment of qualitative factors as of December 31, 2024 and concluded that no further analysis was required as it was more likely than not that the fair value of the reporting unit exceeded the carrying value.

CDI represents the value of transaction-related deposits and the value of the client relationships associated with the deposits. The Company amortizes CDI assets over their estimated useful lives and reviews them at least annually for events or circumstances that could impair their value.

The following table summarizes the changes in the Company’s goodwill and other intangibles for the year ended December 31, 2024 and the six months ended June 30, 2025 (in thousands):

	Goodwill	CDI	Total
Balance, December 31, 2023	$373,121	$5,684	$378,805
Amortization	—	(2,626)	(2,626)
Balance, December 31, 2024	373,121	3,058	376,179
Amortization	—	(911)	(911)
Balance, June 30, 2025	$373,121	$2,147	$375,268

The following table presents the estimated amortization expense with respect to CDI as of June 30, 2025, for the periods indicated (in thousands):

Estimated Amortization
Remainder of 2025	$656
2026	904
2027	426
2028	126
2029	35
$2,147

Mortgage Servicing Rights:  Mortgage and Small Business Administration (SBA) servicing rights are reported in other assets.  SBA servicing rights are initially recorded and carried at fair value. Mortgage servicing rights are initially recognized at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  The unpaid principal balance of loans for which mortgage and SBA servicing rights have been recognized totaled $2.80 billion and $2.84 billion at June 30, 2025 and December 31, 2024, respectively.  Custodial accounts maintained in connection with this servicing totaled $17.8 million and $12.2 million at June 30, 2025 and December 31, 2024, respectively.

An analysis of the mortgage and SBA servicing rights for the three and six months ended June 30, 2025 and 2024 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of the period	$13,421	$14,293	$13,487	$14,649
Additions—amounts capitalized	627	478	1,243	784
Additions—through purchase	—	74	2	109
Amortization (1)	(867)	(797)	(1,636)	(1,603)
Fair value adjustments (2)	84	(38)	169	71
Balance, end of the period	$13,265	$14,010	$13,265	$14,010

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

Note 6: DEPOSITS

Deposits consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Non-interest-bearing accounts	$4,504,491	$4,591,543
Interest-bearing checking	2,534,900	2,393,864
Regular savings accounts	3,538,372	3,478,423
Money market accounts	1,471,756	1,550,896
Total interest-bearing transaction and savings accounts	7,545,028	7,423,183
Certificates of deposit:
Certificates of deposit greater than or equal to $250,000	485,857	487,515
Certificates of deposit less than $250,000	991,915	1,012,157
Total certificates of deposit	1,477,772	1,499,672
Total deposits	$13,527,291	$13,514,398
Included in total deposits:
Public fund transaction and savings accounts	$401,834	$414,413
Public fund interest-bearing certificates	21,272	25,423
Total public deposits	$423,106	$439,836
Total brokered certificates of deposit	$49,977	$50,346

Scheduled maturities and weighted average interest rates of certificates of deposit at June 30, 2025 are as follows (dollars in thousands):

	June 30, 2025
	Amount	Weighted Average Rate
Maturing in one year or less	$1,420,821	3.49%
Maturing after one year through two years	37,339	1.86
Maturing after two years through three years	11,155	0.65
Maturing after three years through four years	2,221	0.73
Maturing after four years through five years	5,609	2.65
Maturing after five years	627	0.56
Total certificates of deposit	$1,477,772	3.42%

Note 7: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2025 and December 31, 2024, whether or not recognized or recorded in the Consolidated Statements of Financial Condition (dollars in thousands):

		June 30, 2025		December 31, 2024
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$483,348	$483,348	$501,858	$501,858
Securities—available-for-sale	2	2,036,637	2,036,637	2,078,826	2,078,826
Securities—available-for-sale	3	27,944	27,944	25,685	25,685
Securities—held-to-maturity	2	975,073	795,639	995,237	819,230
Securities—held-to-maturity	3	6,239	6,199	6,327	6,298
Loans held for sale	2	37,651	37,960	32,021	32,215
Loans receivable, net	3	11,529,872	11,413,939	11,199,135	10,894,024
Equity securities	1	511	511	481	481
FHLB stock	3	35,151	35,151	22,451	22,451
Bank-owned life insurance	1	316,365	316,365	312,549	312,549
Mortgage servicing rights	3	12,227	35,711	12,618	37,926
SBA servicing rights	3	1,038	1,038	869	869
Investments in limited partnerships	3	16,162	16,162	13,955	13,955
Derivatives:
Interest rate swaps	2	10,964	10,964	14,507	14,507
Interest rate lock and forward sales commitments	2,3	629	629	331	331
Liabilities:
Demand, interest checking and money market accounts	2	8,511,147	8,511,147	8,536,303	8,536,303
Regular savings	2	3,538,372	3,538,372	3,478,423	3,478,423
Certificates of deposit	2	1,477,772	1,470,631	1,499,672	1,492,829
FHLB advances	2	565,000	565,000	290,000	290,000
Other borrowings	2	117,112	117,112	125,257	125,257
Subordinated notes, net	2	—	—	80,278	78,832
Junior subordinated debentures	3	73,366	73,366	67,477	67,477
Derivatives:
Interest rate swaps	2	21,468	21,468	30,184	30,184
Interest rate lock and forward sales commitments	2,3	497	497	2	2
Risk participation agreement	2	13	13	6	6

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency obligations	$—	$7,232	$—	$7,232
Municipal bonds	—	126,201	—	126,201
Corporate bonds	—	83,003	27,944	110,947
Mortgage-backed or related securities	—	1,656,526	—	1,656,526
Asset-backed securities	—	163,675	—	163,675
	—	2,036,637	27,944	2,064,581

Loans held for sale(1)	—	26,328	—	26,328
Equity securities	511	—	—	511
SBA servicing rights	—	—	1,038	1,038
Investment in limited partnerships	—	—	16,162	16,162

Derivatives
Interest rate swaps	—	10,964	—	10,964
Interest rate lock and forward sales commitments	—	—	629	629
	$511	$2,073,929	$45,773	$2,120,213
Liabilities:
Junior subordinated debentures	$—	$—	$73,366	$73,366
Derivatives
Interest rate swaps	—	21,468	—	21,468
Interest rate lock and forward sales commitments	—	359	138	497
Risk participation agreement	—	13	—	13
	$—	$21,840	$73,504	$95,344

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency obligations	$—	$7,933	$—	$7,933
Municipal bonds	—	123,982	—	123,982
Corporate bonds	—	99,305	25,685	124,990
Mortgage-backed or related securities	—	1,676,848	—	1,676,848
Asset-backed securities	—	170,758	—	170,758
	—	2,078,826	25,685	2,104,511

Loans held for sale(1)	—	26,185	—	26,185
Equity securities	481	—	—	481
SBA servicing rights	—	—	869	869
Investment in limited partnerships	—	—	13,955	13,955

Derivatives
Interest rate swaps	—	14,507	—	14,507
Interest rate lock and forward sales commitments	—	221	110	331
	$481	$2,119,739	$40,619	$2,160,839
Liabilities:
Junior subordinated debentures	$—	$—	$67,477	$67,477
Derivatives
Interest rate swaps	—	30,184	—	30,184
Interest rate lock and forward sales commitments	—	—	2	2
Risk participation agreement	—	6	—	6
	$—	$30,190	$67,479	$97,669

(1)    The unpaid principal balance of residential mortgage loans held for sale carried at fair value on a recurring basis was $25.5 million and $25.7 million at June 30, 2025 and December 31, 2024, respectively.

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2025 and December 31, 2024.  The factors used in the fair value estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, and quantitative and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and non-recurring basis at June 30, 2025 and December 31, 2024:

			Weighted Average Rate or Range
Financial Instruments	Valuation Technique	Unobservable Inputs	June 30, 2025	December 31, 2024
Corporate bonds (TPS)	Discounted cash flows	Discount rate	8.55%	9.57%
Junior subordinated debentures	Discounted cash flows	Discount rate	8.55%	9.57%
Loans individually evaluated	Collateral valuations	Discount to appraised value	0% to 50%	0% to 75%
Interest rate lock commitments	Pricing model	Pull-through rate	89.11%	92.34%
SBA servicing rights	Discounted cash flows	Constant prepayment rate	18.15%	18.85%

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

Junior subordinated debentures: Similar to the TPS discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner’s credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of June 30, 2025, or the passage of time, will result in negative fair value adjustments. At June 30, 2025, the discount rate utilized was based on a credit spread of 426 basis points and three-month SOFR of 429 basis points.

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

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30, 2025
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$25,756	$67,711	$305	$15,025	$954
Net change recognized in earnings	79	—	186	92	84
Net change recognized in accumulated other comprehensive income (AOCI)	2,109	5,655	—	—	—
Purchases, issuances and settlements	—	—	—	443	—
Ending balance at June 30, 2025	$27,944	$73,366	$491	$15,560	$1,038

	Six Months Ended June 30, 2025
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$25,685	$67,477	$108	$13,955	$869
Net change recognized in earnings	153	—	383	372	169
Net change recognized in AOCI	2,106	5,889	—	—	—
Purchases, issuances and settlements	—	—	—	1,233	—
Ending balance at June 30, 2025	$27,944	$73,366	$491	$15,560	$1,038

	Three Months Ended June 30, 2024
	Level 3 Fair Value Inputs
	TPS	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$25,357	$66,586	$218	$12,975	$849
Net change recognized in earnings	65	—	39	(164)	(38)
Net change recognized in AOCI	11	245	—	—	—
Purchases, issuances and settlements	—	—	—	606	—
Ending balance at June 30, 2024	$25,433	$66,831	$257	$13,417	$811

	Six Months Ended June 30, 2024
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$25,304	$66,413	$251	$13,475	$740
Net change recognized in earnings	129	—	6	(1,094)	71
Net change recognized in AOCI	—	418	—	—	—
Purchases, issuances and settlements	—	—	—	1,036	—
Ending balance at June 30, 2024	$25,433	$66,831	$257	$13,417	$811

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

Items Measured at Fair Value on a Non-recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$8,114	$8,114
Real Estate Owned (REO)	—	—	6,801	6,801

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$6,590	$6,590
REO	—	—	2,367	2,367
The following table presents the gains and losses resulting from non-recurring fair value adjustments for the three and six months ended June 30, 2025 and 2024 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loans individually evaluated	$—	$(347)	$—	$(347)

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
Note 8: INCOME TAXES, DEFERRED TAXES, AND TAX CREDIT INVESTMENTS

As of June 30, 2025, the Company had a net deferred tax asset of $136.5 million. In addition, the Company has estimated $2.0 million of unrecognized tax benefits related to uncertain tax positions.

The Company recorded income tax expense of $21.2 million and $18.3 million for the six months ended June 30, 2025 and 2024, respectively, representing effective tax rates of 18.9% and 19.1%, respectively. The effective tax rates differed from the statutory rate principally due to the effects of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Tax Credit Investments:
Total commitments	$156,598	$153,618
Unfunded commitments	86,343	94,416

The following table presents other information related to the Company’s tax credit investments for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Tax credits and other tax benefits recognized	$4,331	$3,163	$8,662	$6,326
Tax credit amortization expense included in provision for income taxes	3,510	2,519	7,020	5,018

Note 9: CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings per share data for the three and six months ended June 30, 2025 and 2024 (in thousands, except shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$45,496	$39,795	$90,631	$77,354

Basic weighted average shares outstanding	34,627,433	34,488,163	34,568,948	34,439,863
Dilutive effect of unvested restricted stock	111,515	48,849	192,096	99,757
Diluted weighted shares outstanding	34,738,948	34,537,012	34,761,044	34,539,620
Earnings per common share
Basic	$1.31	$1.15	$2.62	$2.25
Diluted	$1.31	$1.15	$2.61	$2.24
Anti-dilutive restricted stock excluded from the diluted average outstanding share calculation	20,428	119,057	—	119,057

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

The Company reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of June 30, 2025, 587,437 restricted stock units have been granted under the 2014 Plan of which 99,535 restricted stock units were unvested. No further awards will be granted under the 2014 Plan.

The Company reserved 900,000 shares of common stock for issuance under the 2018 Plan in connection with the exercise of awards. As of June 30, 2025, 898,482 restricted stock units have been granted under the 2018 Plan of which 229,825 restricted stock units were unvested.

The Company reserved 625,000 shares of common stock for issuance under the 2023 Plan in connection with the exercise of awards. As of June 30, 2025, 7,592 restricted stock shares and 117,180 restricted stock units have been granted under the 2023 Plan of which 2,665 restricted stock shares and 107,382 restricted stock units were unvested.

The expense associated with all restricted stock grants (including restricted stock shares and restricted stock units) was $2.7 million and $4.9 million for the three and six month periods ended June 30, 2025, and was $2.4 million and $4.7 million for the three and six month periods ended June 30, 2024, respectively. Unrecognized compensation expense for these awards as of June 30, 2025, was $19.6 million and will be recognized over a weighted average period of 13 months.

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

Outstanding commitments consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	June 30, 2025	December 31, 2024
Commitments to extend credit	$3,785,256	$3,857,782
Standby letters of credit and financial guarantees	20,012	28,287
Risk participation agreements	42,243	43,913

Commitments to originate loans held for sale	54,551	35,512
Commitments to sell loans secured by one- to four-family residential properties	40,355	17,963
Commitments to sell securities related to mortgage banking activities	41,000	37,500

In addition to the commitments disclosed in the table above, the Company is also committed to funding the unfunded portion of its tax credit investments, as well as the remaining unfunded portion of its investments in limited partnerships. As of June 30, 2025 and December 31, 2024, the remaining outstanding commitments related to the unfunded tax credit investments and limited partnership investments were as follows (in thousands):

Unfunded commitment balance for:	June 30, 2025	December 31, 2024
Tax credit investments	$86,343	$94,416
Limited partnerships investments	$12,847	$14,706

Commitments to extend credit are agreements to lend to a client, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each client’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the client. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company’s allowance for credit losses - unfunded loan commitments at June 30, 2025 and December 31, 2024 was $12.8 million and $13.6 million, respectively.

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

Interest rates on one- to four-family residential loan applications are typically rate locked (committed) to clients during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments have the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the client. The Bank then attempts to deliver these loans before their rate locks expire. This arrangement generally requires delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans may require a lock extension. The cost of a lock extension is sometimes covered by the client and other times by the Bank. These lock extension costs have not had a material impact to the Company’s operations. For mandatory delivery commitments the Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during the three and six months ended June 30, 2025 or June 30, 2024. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to clients and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract. Changes in the value of rate lock commitments are recorded as assets and liabilities.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counterclaims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Bank holds a security interest.  Based upon the information known to management, there were no legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at June 30, 2025.

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

As of June 30, 2025 and December 31, 2024, the notional values or contractual amounts and fair values of the Company’s derivatives were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2025		December 31, 2024		June 30, 2025		December 31, 2024
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
Interest rate swaps	$394,827	$21,442	$386,995	$30,134	$394,827	$21,468	$386,995	$30,184
Master netting agreements		(10,478)		(15,627)		—		—
Cash offset/(settlement)		—		—		—		—
Net interest rate swaps		10,964		14,507		21,468		30,184
Risk participation agreements	700	—	817	—	41,543	13	43,097	6
Mortgage loan commitments	54,551	629	30,085	108	—	—	5,427	2
Forward sales contracts	13,458	—	49,628	223	56,574	497	—	—
Total	$463,536	$11,593	$467,525	$14,838	$492,944	$21,978	$435,519	$30,192

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

Gains (losses) recognized in income within mortgage banking operations on non-designated hedging instruments for the three and six months ended June 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Mortgage loan commitments	$324	$40	$605	$73
Forward sales contracts	(352)	10	(809)	80
	$(28)	$50	$(204)	$153

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between the Bank and the dealer counterparties, the agreements contain a provision where if the Bank fails to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required the Bank to maintain a specific capital level. If the Bank had breached any of these provisions at June 30, 2025 or December 31, 2024, it could have been required to settle its obligations under the agreements at the termination value. As of June 30, 2025 and December 31, 2024, the Company had no obligations to dealer counterparties related to these agreements. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $16.7 million and $19.9 million as of June 30, 2025 and December 31, 2024, respectively. The collateral posted included restricted cash of $15.8 million and $18.9 million as of June 30, 2025 and December 31, 2024, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable. In addition, some interest rate swap derivatives between the Company and the dealer counterparties are cleared through central clearing houses. These clearing houses characterize the variation margin payments as settlements of the derivative’s market exposure and not as collateral. The variation margin is treated as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative asset or liability. The variation margin adjustment was a positive adjustment of $10.5 million and a positive adjustment of $15.6 million as of June 30, 2025 and December 31, 2024, respectively.

The following tables present additional information related to the Company’s derivative contracts, by type of financial instrument, as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$21,442	$(10,478)	$10,964	$—	$—	$10,964
	$21,442	$(10,478)	$10,964	$—	$—	$10,964
Derivative liabilities
Interest rate swaps	$21,468	$—	$21,468	$—	$(15,104)	$6,364
	$21,468	$—	$21,468	$—	$(15,104)	$6,364

	December 31, 2024
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$30,134	$(15,627)	$14,507	$—	$—	$14,507
	$30,134	$(15,627)	$14,507	$—	$—	$14,507
Derivative liabilities
Interest rate swaps	$30,184	$—	$30,184	$—	$(18,228)	$11,956
	$30,184	$—	$30,184	$—	$(18,228)	$11,956

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

The Company’s performance is assessed based on net income that is reported on our Consolidated Statements of Operations with consolidated net income being the primary measure to evaluate resource allocations. In addition to our consolidated financial statements, the operating and financial condition data below is used to monitor budget versus actual results and assess performance:

OPERATING DATA:	Quarters Ended			Six Months Ended
(In thousands)	Jun 30, 2025	Mar 31, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Interest income	$200,259	$193,868	$189,138	$394,127	$373,826
Interest expense	55,860	52,785	56,592	108,645	108,321
Net interest income	144,399	141,083	132,546	285,482	265,505
Provision for credit losses	4,795	3,139	2,369	7,934	2,889
Non-interest income	17,751	19,108	17,199	36,859	28,790
Non-interest expense	101,348	101,259	98,128	202,607	195,769
Net income	$45,496	$45,135	$39,795	$90,631	$77,354

FINANCIAL CONDITION DATA:	Quarters Ended
(In thousands)	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Jun 30, 2024
Cash and securities (1)	$3,529,241	$3,542,686	$3,607,933	$3,468,179
Loans receivable, net	11,529,872	11,281,473	11,199,135	10,991,000
Total assets	16,437,169	16,170,812	16,200,037	15,816,194
Core deposits	12,049,519	12,089,215	12,014,726	11,554,130
Total deposits	13,527,291	13,593,265	13,514,398	13,079,263

KEY FINANCIAL RATIOS:	Quarters Ended			Six Months Ended
	Jun 30, 2025	Mar 31, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Performance Ratios:
Return on average assets (2)	1.13%	1.15%	1.02%	1.14%	1.00%
Net interest margin (tax equivalent) (3)	3.92	3.92	3.70	3.92	3.72
Non-interest expense to average assets	2.52	2.57	2.52	2.55	2.52
Efficiency ratio (4)	62.50	63.21	65.53	62.85	66.52

(1)Includes available-for-sale and held-to-maturity securities.
(2)Net income divided by average assets.
(3)Net interest income as a percent of average interest-earning assets on a tax equivalent basis.
(4)Non-interest expenses divided by the total of net interest income and non-interest income.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Banner is a bank holding company incorporated in the State of Washington, which wholly owns one subsidiary bank, Banner Bank. The Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington, and as of June 30, 2025, it had 135 branch offices and 13 loan production offices located in Washington, Oregon, California, Idaho and Utah.  Banner is subject to regulation by the Federal Reserve.  The Bank is subject to regulation by the Washington State Department of Financial Institutions – Division of Banks (the DFI) and the Federal Deposit Insurance Corporation (the FDIC).  As of June 30, 2025, we had total consolidated assets of $16.44 billion, total loans of $11.69 billion, total deposits of $13.53 billion and total shareholders’ equity of $1.87 billion.

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

Second Quarter 2025 Financial Highlights
•Net interest margin, on a tax equivalent basis, was 3.92% for both the current and preceding quarters.
•Revenue was $162.2 million for the second quarter of 2025, compared to $160.2 million in the preceding quarter.
•Net interest income was $144.4 million in the second quarter of 2025, compared to $141.1 million in the preceding quarter.
•Mortgage banking operations revenue was $3.2 million for the second quarter of 2025, compared to $3.1 million in the preceding quarter.
•Return on average assets was 1.13%, compared to 1.15% in the preceding quarter.
•Net loans receivable increased 2% to $11.53 billion at June 30, 2025, compared to $11.28 billion at March 31, 2025.
•Non-performing assets were $49.8 million, or 0.30% of total assets, at June 30, 2025, compared to $42.7 million, or 0.26% of total assets at March 31, 2025.
•The allowance for credit losses - loans was $160.5 million, or 1.37% of total loans receivable, as of June 30, 2025, compared to $157.3 million, or 1.38% of total loans receivable, at March 31, 2025.
•Total deposits decreased to $13.53 billion at June 30, 2025, compared to $13.59 billion at March 31, 2025.
•Core deposits represented 89% of total deposits at June 30, 2025.
•Dividends paid to shareholders were $0.48 per share in the quarter ended June 30, 2025.
•Common shareholders’ equity per share increased 1% to $53.95 at June 30, 2025, compared to $53.16 at March 31, 2025.
•Tangible common shareholders’ equity per share* increased 2% to $43.09 at June 30, 2025, compared to $42.27 at March 31, 2025.

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

	Quarters Ended			Six Months Ended June 30,
	Jun 30, 2025	Mar 31, 2025	Jun 30, 2024	2025	2024
ADJUSTED REVENUE
Net interest income (GAAP)	$144,399	$141,083	$132,546	$285,482	$265,505
Non-interest income (GAAP)	17,751	19,108	17,199	36,859	28,790
Total revenue (GAAP)	162,150	160,191	149,745	322,341	294,295
Exclude: Net loss on sale of securities	3	—	562	3	5,465
Net change in valuation of financial instruments carried at fair value	(88)	(315)	190	(403)	1,182
Losses incurred on building and lease exits	919	—	—	919	—
Adjusted revenue (non-GAAP)	$162,984	$159,876	$150,497	$322,860	$300,942

	Quarters Ended			Six Months Ended June 30,
	Jun 30, 2025	Mar 31, 2025	Jun 30, 2024	2025	2024
ADJUSTED EARNINGS
Net income (GAAP)	$45,496	$45,135	$39,795	$90,631	$77,354
Exclude: Net loss on sale of securities	3	—	562	3	5,465
Net change in valuation of financial instruments carried at fair value	(88)	(315)	190	(403)	1,182
Building and lease exit costs	1,753	—	—	1,753	—
Related net tax (benefit) expense	(401)	76	(180)	(325)	(1,595)
Total adjusted earnings (non-GAAP)	$46,763	$44,896	$40,367	$91,659	$82,406
Diluted earnings per share (GAAP)	$1.31	$1.30	$1.15	$2.61	$2.24
Adjusted diluted earnings per share (non-GAAP)	$1.35	$1.29	$1.17	$2.64	$2.39
Return on average assets	1.13%	1.15%	1.02%	1.14%	1.00%
Adjusted return on average assets (1)	1.16%	1.14%	1.04%	1.15%	1.06%
Return on average equity	9.92%	10.17%	9.69%	10.04%	9.42%
Adjusted return on average equity (2)	10.20%	10.12%	9.83%	10.16%	10.03%

	Quarters Ended			Six Months Ended June 30,
	Jun 30, 2025	Mar 31, 2025	Jun 30, 2024	2025	2024
ADJUSTED EFFICIENCY RATIO
Non-interest expense (GAAP)	$101,348	$101,259	$98,128	$202,607	$195,769
Exclude: CDI amortization	(455)	(456)	(724)	(911)	(1,447)
State and municipal tax expense	(1,416)	(1,454)	(1,394)	(2,870)	(2,698)
REO operations	(392)	61	(297)	(331)	(77)
Building and lease exit costs	(834)	—	—	(834)	—
Adjusted non-interest expense (non-GAAP)	$98,251	$99,410	$95,713	$197,661	$191,547
Net interest income (GAAP)	$144,399	$141,083	$132,546	$285,482	$265,505
Non-interest income (GAAP)	17,751	19,108	17,199	36,859	28,790
Total revenue (GAAP)	162,150	160,191	149,745	322,341	294,295
Exclude: Net loss on sale of securities	3	—	562	3	5,465
Net change in valuation of financial instruments carried at fair value	(88)	(315)	190	(403)	1,182
Losses incurred on building and lease exits	919	—	—	919	—
Adjusted revenue (non-GAAP)	$162,984	$159,876	$150,497	$322,860	$300,942
Efficiency ratio (GAAP)	62.50%	63.21%	65.53%	62.85%	66.52%
Adjusted efficiency ratio (non-GAAP) (3)	60.28%	62.18%	63.60%	61.22%	63.65%
(1)Adjusted earnings (non-GAAP) divided by average assets.
(2)Adjusted earnings (non-GAAP) divided by average equity.
(3)Adjusted non-interest expense (non-GAAP) divided by adjusted revenue (non-GAAP).

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

TANGIBLE COMMON SHAREHOLDERS’ EQUITY TO TANGIBLE ASSETS
	June 30, 2025	March 31, 2025	December 31, 2024	June 30, 2024
Shareholders’ equity (GAAP)	$1,865,664	$1,833,453	$1,774,326	$1,690,766
Exclude goodwill and other intangible assets, net	375,268	375,723	376,179	377,358
Tangible common shareholders’ equity (non-GAAP)	$1,490,396	$1,457,730	$1,398,147	$1,313,408
Total assets (GAAP)	$16,437,169	$16,170,812	$16,200,037	$15,816,194
Exclude goodwill and other intangible assets, net	375,268	375,723	376,179	377,358
Total tangible assets (non-GAAP)	$16,061,901	$15,795,089	$15,823,858	$15,438,836
Common shareholders’ equity to total assets (GAAP)	11.35%	11.34%	10.95%	10.69%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	9.28%	9.23%	8.84%	8.51%

TANGIBLE COMMON SHAREHOLDERS’ EQUITY PER SHARE
	June 30, 2025	March 31, 2025	December 31, 2024	June 30, 2024
Shareholders’ equity (GAAP)	$1,865,664	$1,833,453	$1,774,326	$1,690,766
Tangible common shareholders’ equity (non-GAAP)	$1,490,396	$1,457,730	$1,398,147	$1,313,408
Common shares outstanding at end of period	34,583,994	34,489,972	34,459,832	34,455,752
Common shareholders’ equity (book value) per share (GAAP)	$53.95	$53.16	$51.49	$49.07
Tangible common shareholders’ equity (tangible book value) per share (non-GAAP)	$43.09	$42.27	$40.57	$38.12

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

Comparison of Financial Condition at June 30, 2025 and December 31, 2024

General:  Total assets increased $237.1 million to $16.44 billion at June 30, 2025, from $16.20 billion at December 31, 2024. The increase compared to year end was primarily due to loan growth, partially offset by a decrease in securities and interest-bearing deposits.

Loans and lending: Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a total loans to total deposits ratio at a level designed to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. Our loan to deposit ratio at June 30, 2025 was 87%. We offer a wide range of loan products to meet the demands of our clients. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Total loans receivable (gross loans less deferred fees and discounts and excluding loans held for sale) increased $335.7 million at June 30, 2025, compared to December 31, 2024, reflecting increases across all loan categories except multifamily real estate loans and other consumer loans.

The following table sets forth the composition of the Company’s loans receivable by type of loan as of the dates indicated (dollars in thousands):

				Percentage Change
	Jun 30, 2025	Dec 31, 2024	Jun 30, 2024	Year End	Prior Year Qtr. End
Commercial real estate:
Owner-occupied	$1,125,249	$1,027,426	$950,922	10%	18%
Investment properties	1,625,001	1,623,672	1,536,142	—	6
Small balance CRE	1,223,477	1,213,792	1,234,302	1	(1)
Total Commercial real estate	3,973,727	3,864,890	3,721,366	3	7
Multifamily real estate	860,700	894,425	717,089	(4)	20
Construction, land and land development:
Commercial construction	159,222	122,362	173,296	30	(8)
Multifamily construction	568,058	513,706	663,989	11	(14)
One- to four-family construction	551,806	514,220	490,237	7	13
Land and land development	417,474	369,663	352,184	13	19
Total Construction, land and land development	1,696,560	1,519,951	1,679,706	12	1
Commercial business:
Commercial business	1,318,483	1,318,333	1,298,134	—	2
Small business scored	1,152,531	1,104,117	1,074,465	4	7
Total Commercial business	2,471,014	2,422,450	2,372,599	2	4
Agricultural business, including secured by farmland	345,742	340,280	334,583	2	3
One- to four-family residential	1,610,133	1,591,260	1,603,266	1	—
Consumer:
Consumer—home equity revolving lines of credit	639,757	625,680	611,739	2	5
Consumer—other	92,740	95,720	103,500	(3)	(10)
Total Consumer	732,497	721,400	715,239	2	2
Total loans receivable	$11,690,373	$11,354,656	$11,143,848	3%	5%

Commercial real estate loans totaled $3.97 billion, or 34% of our loan portfolio, and multifamily real estate loans totaled $860.7 million, or 7% of our loan portfolio, at June 30, 2025. Commercial real estate loans increased by $108.8 million during the first six months of 2025, primarily due to new production and transfers to the permanent loan portfolio upon completion of the construction phase, partially offset by payoffs and paydowns, while multifamily real estate loans decreased by $33.7 million, primarily due to payoffs and paydowns exceeding new production.

Our construction, land and land development loans totaled $1.70 billion, or 15% of our loan portfolio, at June 30, 2025, compared to $1.52 billion at December 31, 2024. Multifamily construction loans increased $54.4 million, or 11%, to $568.1 million at June 30, 2025, compared to December 31, 2024. Multifamily construction represented 5% of our total loan portfolio at June 30, 2025. Multifamily construction loans were comprised primarily of affordable housing projects and, to a lesser extent, market rate multifamily projects across our footprint. Commercial construction loans increased $36.9 million, or 30%, to $159.2 million at June 30, 2025, compared to $122.4 million at December 31, 2024, due to advances and new loan production, partially offset by transfers to the permanent loan portfolio upon completion of the construction phase. Land and land development loans increased $47.8 million, or 13%, to $417.5 million at June 30, 2025, compared to December 31, 2024, primarily due to new loan production, partially offset by payoffs and paydowns.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  Our commercial and agricultural business loans were $2.82 billion at June 30, 2025 and $2.76 billion at December 31, 2024. Commercial and agricultural business loans represented 24% of our loan portfolio at June 30, 2025. Our commercial business lending also includes participation in certain syndicated loans, including shared national credits, which totaled $226.8 million, or 2% of our loan portfolio, at June 30, 2025, compared to $227.4 million, or 2% of our loan portfolio, at December 31, 2024.

We are active originators of one- to four-family residential loans in most communities where we have established offices in Washington, Oregon, California, Idaho and Utah. Most of the one- to four-family residential loans we originate in normal market conditions are sold in secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking operations. At June 30, 2025, one- to four-family residential loans retained in our portfolio increased $18.9 million, to $1.61 billion, compared to $1.59 billion at December 31, 2024. The increase in one- to four-family residential loans was primarily the result of one- to four-family construction loans converting to permanent one- to four-family residential loans upon completion of construction and new loan originations. One- to four-family residential loans represented 14% of our loan portfolio at June 30, 2025.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit clients. At June 30, 2025, consumer loans, including home equity revolving lines of credit, increased $11.1 million to $732.5 million, compared to $721.4 million at December 31, 2024.

The following table shows the commitment amount for loan origination activity (excluding loans held for sale) for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	Jun 30, 2025	Mar 31, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Commercial real estate	$216,189	$37,041	$102,258	$253,230	$169,620
Multifamily real estate	13,065	9,555	2,774	22,620	3,159
Construction and land	411,210	287,565	546,675	698,775	983,948
Commercial business	203,656	103,739	167,168	307,395	321,883
Agricultural business	14,414	12,765	22,255	27,179	56,661
One-to four- family residential	5,491	5,139	34,498	10,630	52,066
Consumer	102,600	80,030	120,470	182,630	186,615
Total commitment amount for loan originations (excluding loans held for sale)	$966,625	$535,834	$996,098	$1,502,459	$1,773,952

Loans held for sale increased to $37.7 million at June 30, 2025, compared to $32.0 million at December 31, 2024. The increase was primarily the result of originations of one- to four- family residential mortgage loans held for sale outpacing loan sales during the period. Originations of loans held for sale increased to $171.0 million for the six months ended June 30, 2025, compared to $107.2 million for the same period last year. The volume of one- to four-family residential mortgage loans sold was $212.7 million during the six months ended June 30, 2025, compared to $160.7 million in the same period a year ago, which included a pooled loan sale of $19.8 million of one- to four-family residential mortgage loans.

The following table presents loans by geographic concentration at the dates indicated (dollars in thousands):

	Jun 30, 2025		Dec 31, 2024	Jun 30, 2024	Percentage Change
	Amount	Percentage	Amount	Amount	Year End	Prior Year Qtr. End
Washington	$5,438,285	47%	$5,245,886	$5,182,378	4%	5%
California	3,010,678	26	2,861,435	2,787,190	5	8
Oregon	2,141,185	17	2,113,229	2,072,153	1	3
Idaho	671,217	6	665,158	641,209	1	5
Utah	70,474	1	82,459	80,295	(15)	(12)
Other	358,534	3	386,489	380,623	(7)	(6)
Total loans receivable	$11,690,373	100%	$11,354,656	$11,143,848	3%	5%

Investment Securities: Total securities decreased $60.2 million to $3.05 billion at June 30, 2025, from $3.11 billion at December 31, 2024, primarily due to securities paydowns and maturities exceeding purchases during the six months ended June 30, 2025. Purchases during the six months ended June 30, 2025, consisted primarily of state and local government obligations. The average effective duration of the Company’s securities portfolio was 6.6 years at both June 30, 2025 and December 31, 2024. Fair value adjustments for securities designated as available-for-sale increased $48.0 million for the six months ended June 30, 2025. This increase, net of $11.5 million in associated tax expense, was recorded in other comprehensive income and reflected the impact of changes in market interest rates during the six months ended June 30, 2025.

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

The following table sets forth the Company’s deposits by type of deposit account as of the dates indicated (dollars in thousands):

				Percentage Change
	Jun 30, 2025	Dec 31, 2024	Jun 30, 2024	Year End	Prior Year Qtr. End
Non-interest-bearing	$4,504,491	$4,591,543	$4,537,803	(2)%	(1)%
Interest-bearing checking	2,534,900	2,393,864	2,208,742	6	15
Regular savings accounts	3,538,372	3,478,423	3,192,036	2	11
Money market accounts	1,471,756	1,550,896	1,615,549	(5)	(9)
Interest-bearing transaction & savings accounts	7,545,028	7,423,183	7,016,327	2	8
Total core deposits	12,049,519	12,014,726	11,554,130	—	4
Interest-bearing certificates	1,477,772	1,499,672	1,525,133	(1)	(3)
Total deposits	$13,527,291	$13,514,398	$13,079,263	—%	3%

Total deposits increased $12.9 million at June 30, 2025, compared to December 31, 2024, with core deposits increasing $34.8 million and certificates of deposit decreasing $21.9 million. The increase in core deposits primarily reflects increases in interest-bearing transaction and savings accounts. We had $50.0 million of brokered deposits at June 30, 2025, compared to $50.3 million at December 31, 2024. Core deposits represented 89% of total deposits at both June 30, 2025 and December 31, 2024. Competition for deposits in our market areas remains strong.

The following table sets forth the number and average account balance of the Company’s deposit accounts as of the dates indicated (dollars in thousands):

	Jun 30, 2025	Dec 31, 2024	Jun 30, 2024
Number of deposit accounts	451,185	460,004	460,107
Average account balance per account	$30	$30	$29

The following table presents deposits by geographic concentration at the dates indicated (dollars in thousands):

	Jun 30, 2025		Dec 31, 2024	Jun 30, 2024	Percentage Change
	Amount	Percentage	Amount	Amount	Year End	Prior Year Qtr. End
Washington	$7,334,391	55%	$7,441,413	$7,171,699	(1)%	2%
Oregon	3,029,712	22	2,981,327	2,909,838	2	4
California	2,486,514	18	2,392,573	2,331,793	4	7
Idaho	676,674	5	699,085	665,933	(3)	2
Total deposits	$13,527,291	100%	$13,514,398	$13,079,263	—%	3%

Borrowings: We had $565.0 million of FHLB advances at June 30, 2025, compared to $290.0 million at December 31, 2024. The increase was primarily used to fund loan growth. Other borrowings, consisting of retail repurchase agreements primarily related to client cash management accounts, decreased $8.1 million to $117.1 million at June 30, 2025, compared to $125.3 million at December 31, 2024. At June 30, 2025, the Company’s off-balance sheet liquidity included additional borrowing capacity of $2.74 billion at the FHLB, $1.62 billion at the Federal Reserve, and $125.0 million in federal funds lines of credit with other financial institutions. Junior subordinated debentures totaled $73.4 million at June 30, 2025, compared to $67.5 million at December 31, 2024. The outstanding balance of the Company’s subordinated notes was fully repaid during the second quarter of 2025. Subordinated notes, net of issuance costs, were $80.3 million at December 31, 2024.

Shareholders’ Equity: Total shareholders’ equity increased $91.3 million to $1.87 billion, or 11.35% of total assets, at June 30, 2025, compared to $1.77 billion, or 10.95% of total assets, at December 31, 2024. The increase was primarily due to a $57.0 million increase in retained earnings resulting from $90.6 million in net income, partially offset by the accrual of $33.6 million in cash dividends during the six months ended June 30, 2025. In addition, accumulated other comprehensive loss decreased by $32.9 million, primarily due to a decrease in unrealized losses on the available for sale securities portfolio. There were no shares of common stock repurchased during the six months ended June 30, 2025.

Tangible common shareholders’ equity, which excludes goodwill and other intangible assets and is a non-GAAP financial measure, increased $92.2 million to $1.49 billion, or 9.28% of tangible assets, at June 30, 2025, compared to $1.40 billion, or 8.84% of tangible assets at December 31, 2024. A reconciliation of this non-GAAP financial measure to its comparable GAAP financial measure is presented above following “Second Quarter 2025 Financial Highlights.”

Comparison of Results of Operations for the Three Months Ended June 30, 2025 and March 31, 2025, and the Six Months Ended June 30, 2025 and 2024

For the quarter ended June 30, 2025, net income was $45.5 million, or $1.31 per diluted share, compared to $45.1 million, or $1.30 per diluted share, for the preceding quarter. For the six months ended June 30, 2025, our net income was $90.6 million, or $2.61 per diluted share, compared to $77.4 million, or $2.24 per diluted share for the same period a year earlier. The increase in net income for the current quarter compared to the preceding quarter was primarily due to an increase in net interest income, partially offset by a decrease in non-interest income as well as increases in non-interest expense and the provision for credit losses. The increase in net income for the six months ended June 30, 2025 compared to the same period a year ago was primarily due to increases in net interest income and non-interest income, partially offset by increases in non-interest expense and the provision for credit losses.

The increase in net interest income compared to the preceding quarter reflects an increase in both the yield and average balance of interest-earning assets, partially offset by an increase in funding costs. The increase in net interest income for the six months ended June 30, 2025 compared to the same period a year ago reflects an increase in both the yield and average balance of interest-earning assets.
We recorded a $4.8 million provision for credit losses for the quarter ended June 30, 2025, compared to a $3.1 million provision for credit losses in the preceding quarter. The provision for credit losses recorded in the current quarter primarily reflected loan growth, as well as risk rating migration which increased the overall estimated reserve requirements. We recorded a $7.9 million provision for credit losses for the six months ended June 30, 2025, compared to a $2.9 million provision for credit losses for the same period a year ago.

Total non-interest income decreased for the quarter ended June 30, 2025, compared to the preceding quarter and increased during the six months ended June 30, 2025, compared to the same period a year ago. The decrease in non-interest income during the current quarter compared to the preceding quarter was primarily due to a decrease in miscellaneous income, primarily due to losses incurred on building and lease exits during the current quarter as the Company executed on an initiative to reduce excess facilities. The increase in non-interest income during the six months ended June 30, 2025, compared to the same period last year was primarily due to a decrease in the net loss recognized on the sale of securities and an increase in the fair value adjustments on financial instruments carried at fair value during the current quarter.

Total non-interest expense increased slightly for the quarter ended June 30, 2025, compared to the preceding quarter and increased during the six months ended June 30, 2025, compared to the same period a year ago. Non-interest expense for the current quarter reflects increases in salary and employee benefits, information and computer data services, and advertising and marketing expenses, offset by an increase in capitalized loan origination costs. The increase in non-interest expense during the six months ended June 30, 2025, compared to the same period last year primarily reflects increases in salary and employee benefits, information and computer data services, and professional and legal expenses.

OPERATING DATA:	Quarters Ended			Six Months Ended
(In thousands)	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest income	$200,259	$193,868	$189,138	$394,127	$373,826
Interest expense	55,860	52,785	56,592	108,645	108,321
Net interest income	144,399	141,083	132,546	285,482	265,505
Provision for credit losses	4,795	3,139	2,369	7,934	2,889
Net interest income after provision for credit losses	139,604	137,944	130,177	277,548	262,616
Deposit fees and other service charges	10,835	10,769	10,590	21,604	21,612
Mortgage banking operations	3,226	3,103	3,006	6,329	5,341
Net loss on sale of securities	(3)	—	(562)	(3)	(5,465)
Net change in valuation of financial instruments carried at fair value	88	315	(190)	403	(1,182)
All other non-interest income	3,605	4,921	4,355	8,526	8,484
Total non-interest income	17,751	19,108	17,199	36,859	28,790
Salary and employee benefits	65,486	64,857	63,831	130,343	126,200
All other non-interest expenses	35,862	36,402	34,297	72,264	69,569
Total non-interest expense	101,348	101,259	98,128	202,607	195,769
Income before provision for income tax expense	56,007	55,793	49,248	111,800	95,637
Provision for income tax expense	10,511	10,658	9,453	21,169	18,283
Net income	$45,496	$45,135	$39,795	$90,631	$77,354

PER COMMON SHARE DATA:	Quarters Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income:
Basic	$1.31	$1.31	$1.15	$2.62	$2.25
Diluted	1.31	1.30	1.15	2.61	2.24

Net Interest Income. Net interest income increased for the quarter ended June 30, 2025, compared to the preceding quarter. The $3.3 million increase was due to a $6.4 million increase in interest income, primarily attributable to a five basis point increase in average loan yields to 6.12% and an increase in average loan balances, partially offset by a $3.1 million increase in interest expense, reflecting a $221.4 million increase in the average balance of FHLB advances, with higher rates than core deposits.

Net interest margin on a tax equivalent basis was 3.92% for both the second quarter of 2025 and the preceding quarter. Net interest margin for the current quarter, compared to the preceding quarter, benefited from higher yields on interest earning assets, primarily due to an increase in the average loan yield. Despite higher funding costs, the Company maintained a stable net interest margin of 3.92%, reflecting the benefit of improved asset yields and favorable loan mix.

Net interest income increased by $20.0 million, or 8%, to $285.5 million for the six months ended June 30, 2025, compared to $265.5 million for the same period one year earlier, primarily due to an increase in the average yields on interest-earning assets and an increase in the balance of average earning assets. The increase was primarily the result of a $20.3 million increase in interest income, reflecting both adjustable-rate loans repricing higher and new loans being originated at rates higher than the overall loan portfolio and a $583.7 million increase in the average balance of loans. The net interest margin on a tax equivalent basis increased to 3.92% for the six months ended June 30, 2025, compared to 3.72% for the same period in the prior year.

Interest Income. Interest income for the quarter ended June 30, 2025 was $200.3 million, compared to $193.9 million for the preceding quarter.  The increase was primarily due to higher average loan yields and balances. Average loan yields increased five basis points to 6.12%, while the average loan balance increased $223.2 million. These increases were partially offset by a decline in interest income from investment securities, due to both lower average balances and yields.

Loan yields increased five basis points to 6.12% for the quarter ended June 30, 2025, from 6.07% in the preceding quarter, due to new loans being originated at higher interest rates and adjustable rate loans repricing higher. The average balance of loans receivable for the quarter ended June 30, 2025 increased compared to the preceding quarter, primarily reflecting increases in the average balances of mortgage loans, specifically commercial real estate and construction loans.

The average balance of total investment securities decreased to $3.49 billion for the quarter ended June 30, 2025 (excluding the effect of fair value adjustments), compared to $3.52 billion for the preceding quarter. The average yield on the combined portfolio decreased to 2.98% for the quarter ended June 30, 2025, from 3.02% for the preceding quarter.

Interest income for the six months ended June 30, 2025 was $394.1 million, compared to $373.8 million for the same period in the prior year, an increase of $20.3 million. This increase reflects both an 18 basis point increase in the average yield on interest-earning assets, to 5.38%, primarily due to adjustable-rate loans repricing higher and new loans being originated at rates higher than the overall loan portfolio, and a $346.2 million increase in the average balance of those assets. Loan growth was the primary contributor, with average balances up $583.7 million, from the prior year.

Interest Expense. Interest expense for the quarter ended June 30, 2025 increased $3.1 million, or 6%, to $55.9 million compared to $52.8 million for the preceding quarter. The increase was largely driven by a $184.1 million increase in average funding liabilities, primarily due to a $221.4 million increase in FHLB advances. The average cost of funding liabilities also rose five basis points, to 1.60% for the quarter ended June 30, 2025.

Interest expense for the six months ended June 30, 2025 was $108.6 million, compared to $108.3 million for the same period in the prior year. The increase in interest expense occurred as a result of a $243.5 million, or 2%, increase in average funding liabilities, which was mostly offset by a two basis-point decrease in the average cost of funds to 1.57% for the six months ended June 30, 2025, compared to 1.59% for the same period in the prior year.  The increase in the average balance of funding liabilities reflects increases in interest-bearing transaction and savings accounts, partially offset by decreases in non-interest-bearing deposits, money market accounts, FHLB advances and other borrowings.

Deposit interest expense for the quarter ended June 30, 2025 increased 1% to $49.3 million compared to $48.7 million for the preceding quarter. The increase in deposit costs in the current quarter compared to the prior quarter was due to an increase in the average balance of interest-bearing deposits. The average rate paid on total deposits, which includes non-interest-bearing deposits, was 1.47% for both the quarter ended June 30, 2025 and the preceding quarter. The average rate paid on interest-bearing deposits decreased to 2.21% for the quarter ended June 30, 2025, compared to 2.22% in the preceding quarter. The decrease in the rate paid on interest-bearing deposits compared to the preceding quarter reflects a decrease in the interest rate on certificates of deposit and shifts in the deposit mix. Total average deposit balances, including non-interest-bearing deposits, decreased to $13.42 billion for the quarter ended June 30, 2025, from $13.45 billion for the preceding quarter.

Deposit interest expense for the six months ended June 30, 2025 increased $4.6 million to $98.1 million, compared to $93.5 million for the same period in the prior year. Average deposit balances increased to $13.43 billion for the six months ended June 30, 2025, from $13.08 billion for the same period a year earlier and the average rate paid on deposits increased to 1.47% for the six months ended June 30, 2025 from 1.44% for the same period in the prior year. The average rate paid on interest-bearing deposits decreased by three basis points to 2.21% for the six months ended June 30, 2025, compared to 2.24% in the same period a year earlier. The decrease in the average rate paid on interest-bearing deposits was primarily the result of a 23 basis-point decrease in the cost of certificates of deposit.

Interest expense on total borrowings for the quarter ended June 30, 2025 increased 62%, to $6.5 million compared to $4.0 million for the prior quarter, primarily due to an increase in the average balance of total borrowings. The average balance of total borrowings increased to $587.7 million for the quarter ended June 30, 2025, compared to $379.7 million for the preceding quarter, primarily due to a $221.4 million increase in the average balance of FHLB advances. The average rate paid on total borrowings for the quarter ended June 30, 2025 increased to 4.47% from 4.32% for the preceding quarter, primarily due to the increase in the average balance of FHLB advances.

Interest expense on total borrowings for the six months ended June 30, 2025 decreased to $10.6 million from $14.9 million for the same period a year earlier due to a decrease in both the average balance of and rate paid on total borrowings. Average total borrowings were $484.3 million for the six months ended June 30, 2025, compared to $594.8 million for the same period a year earlier. The decrease was primarily due to a $49.7 million decrease in the average balance of FHLB advances and a $49.6 million decrease in the average balance of other borrowings. The average rate paid on total borrowings for the six months ended June 30, 2025 decreased to 4.41% from 5.02% for the same period a year earlier.

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

ANALYSIS OF NET INTEREST SPREAD	Quarters Ended
(rates / ratios annualized)	Jun 30, 2025			Mar 31, 2025
(dollars in thousands)	Average Balance	Interest and Dividends	Yield / Cost (3)	Average Balance	Interest and Dividends	Yield / Cost (3)
Interest-earning assets:
Held for sale loans	$29,936	$503	6.74%	$22,457	$357	6.45%
Mortgage loans	9,565,357	143,909	6.03%	9,366,213	137,724	5.96%
Commercial/agricultural loans	1,924,092	31,196	6.50%	1,907,212	30,752	6.54%
Consumer and other loans	121,142	2,087	6.91%	121,492	2,092	6.98%
Total loans (1)	11,640,527	177,695	6.12%	11,417,374	170,925	6.07%
Mortgage-backed securities	2,496,972	15,576	2.50%	2,542,983	15,895	2.53%
Other securities	893,062	9,561	4.29%	902,732	9,687	4.35%
Interest-bearing deposits with banks	75,539	577	3.06%	65,758	484	2.99%
FHLB stock	23,077	222	3.86%	12,804	149	4.72%
Total investment securities	3,488,650	25,936	2.98%	3,524,277	26,215	3.02%
Total interest-earning assets	15,129,177	203,631	5.40%	14,941,651	197,140	5.35%
Non-interest-earning assets	994,003			1,006,497
Total assets	$16,123,180			$15,948,148
Deposits:
Interest-bearing checking accounts	$2,465,015	9,462	1.54%	$2,381,106	8,537	1.45%
Savings accounts	3,493,965	18,837	2.16%	3,450,908	18,103	2.13%
Money market accounts	1,492,229	7,729	2.08%	1,555,262	7,860	2.05%
Certificates of deposit	1,489,611	13,288	3.58%	1,531,428	14,237	3.77%
Total interest-bearing deposits	8,940,820	49,316	2.21%	8,918,704	48,737	2.22%
Non-interest-bearing deposits	4,480,579	—	—%	4,526,596	—	—%
Total deposits	13,421,399	49,316	1.47%	13,445,300	48,737	1.47%
Other interest-bearing liabilities:
FHLB advances	296,671	3,370	4.56%	75,300	860	4.63%
Other borrowings	122,227	675	2.22%	134,761	694	2.09%
Junior subordinated debentures and subordinated notes	168,793	2,499	5.94%	169,678	2,494	5.96%
Total borrowings	587,691	6,544	4.47%	379,739	4,048	4.32%
Total funding liabilities	14,009,090	55,860	1.60%	13,825,039	52,785	1.55%
Other non-interest-bearing liabilities (2)	274,407			324,031
Total liabilities	14,283,497			14,149,070
Shareholders’ equity	1,839,683			1,799,078
Total liabilities and shareholders’ equity	$16,123,180			$15,948,148
Net interest income/rate spread (tax equivalent)		$147,771	3.80%		$144,355	3.80%
Net interest margin (tax equivalent)			3.92%			3.92%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(3,372)			(3,272)
Net interest income and margin, as reported		$144,399	3.83%		$141,083	3.83%
Additional Key Financial Ratios:
Return on average assets			1.13%			1.15%
Adjusted return on average assets(4)			1.16%			1.14%
Return on average equity			9.92%			10.17%
Adjusted return on average equity(4)			10.20%			10.12%
Average equity/average assets			11.41%			11.28%
Average interest-earning assets/average interest-bearing liabilities			158.78%			160.69%
Average interest-earning assets/average funding liabilities			108.00%			108.08%
Non-interest income/average assets			0.44%			0.49%
Non-interest expense/average assets			2.52%			2.57%
Efficiency ratio			62.50%			63.21%
Adjusted efficiency ratio (4)			60.28%			62.18%
(1)Average balances include loans accounted for on a nonaccrual basis and accruing loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $2.3 million and $2.2 million for the quarters ended June 30, 2025 and March 31, 2025, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.1 million and $1.0 million for the quarters ended June 30, 2025 and March 31, 2025, respectively.
(4)Represents non-GAAP financial measures. See non-GAAP financial measure reconciliations presented above following Second Quarter 2025 Highlights.

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Average Balance	Interest and Dividends	Yield / Cost (3)	Average Balance	Interest and Dividends	Yield / Cost (3)
Interest-earning assets:
Held for sale loans	$26,217	$860	6.61%	$10,802	$373	6.94%
Mortgage loans	9,466,335	281,633	6.00%	8,949,709	254,514	5.72%
Commercial/agricultural loans	1,915,699	61,948	6.52%	1,852,067	62,608	6.80%
Consumer and other loans	121,316	4,179	6.95%	133,258	4,352	6.57%
Total loans (1)	11,529,567	348,620	6.10%	10,945,836	321,847	5.91%
Mortgage-backed securities	2,519,851	31,471	2.52%	2,700,413	33,926	2.53%
Other securities	897,870	19,248	4.32%	971,724	22,682	4.69%
Interest-bearing deposits with banks	70,675	1,061	3.03%	51,643	1,037	4.04%
FHLB stock	17,969	371	4.16%	20,077	574	5.75%
Total investment securities	3,506,365	52,151	3.00%	3,743,857	58,219	3.13%
Total interest-earning assets	15,035,932	400,771	5.38%	14,689,693	380,066	5.20%
Non-interest-earning assets	1,000,216			935,068
Total assets	$16,036,148			$15,624,761
Deposits:
Interest-bearing checking accounts	$2,423,292	17,999	1.50%	$2,130,228	14,337	1.35%
Savings accounts	3,472,556	36,940	2.15%	3,106,985	32,479	2.10%
Money market accounts	1,523,571	15,589	2.06%	1,666,743	17,512	2.11%
Certificates of deposit	1,510,404	27,525	3.67%	1,502,013	29,135	3.90%
Total interest-bearing deposits	8,929,823	98,053	2.21%	8,405,969	93,463	2.24%
Non-interest-bearing deposits	4,503,461	—	—%	4,673,330	—	—%
Total deposits	13,433,284	98,053	1.47%	13,079,299	93,463	1.44%
Other interest-bearing liabilities:
FHLB advances	186,597	4,230	4.57%	236,269	6,593	5.61%
Other borrowings	128,459	1,369	2.15%	178,105	2,335	2.64%
Junior subordinated debentures and subordinated notes	169,233	4,993	5.95%	180,379	5,930	6.61%
Total borrowings	484,289	10,592	4.41%	594,753	14,858	5.02%
Total funding liabilities	13,917,573	108,645	1.57%	13,674,052	108,321	1.59%
Other non-interest-bearing liabilities (2)	299,082			299,103
Total liabilities	14,216,655			13,973,155
Shareholders’ equity	1,819,493			1,651,606
Total liabilities and shareholders’ equity	$16,036,148			$15,624,761
Net interest income/rate spread (tax equivalent)		$292,126	3.81%		$271,745	3.61%
Net interest margin (tax equivalent)			3.92%			3.72%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(6,644)			(6,240)
Net interest income and margin		$285,482	3.83%		$265,505	3.63%
Additional Key Financial Ratios:
Return on average assets			1.14%			1.00%
Adjusted return on average assets (4)			1.15%			1.06%
Return on average equity			10.04%			9.42%
Adjusted return on average equity (4)			10.16%			10.03%
Average equity/average assets			11.35%			10.57%
Average interest-earning assets/average interest-bearing liabilities			159.72%			163.21%
Average interest-earning assets/average funding liabilities			108.04%			107.43%
Non-interest income/average assets			0.46%			0.37%
Non-interest expense/average assets			2.55%			2.52%
Efficiency ratio			62.85%			66.52%
Adjusted efficiency ratio (4)			61.22%			63.65%
(1)Average balances include loans accounted for on a nonaccrual basis and accruing loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $4.6 million and $4.2 million for the six months ended June 30, 2025 and 2024, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $2.1 million for both the six months ended June 30, 2025 and 2024.
(4)Represents non-GAAP financial measures. See non-GAAP financial measure reconciliations presented above following Second Quarter 2025 Highlights.

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

	Quarters Ended			Six Months Ended
CHANGE IN THE ALLOWANCE FOR CREDIT LOSSES - LOANS	Jun 30, 2025	Mar 31, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Balance, beginning of period	$157,323	$155,521	$151,140	$155,521	$149,643
Provision for credit losses – loans	4,201	4,549	1,953	8,750	3,377
Recoveries of loans previously charged off:
Commercial real estate	53	57	98	110	1,487
One- to four-family residential	58	188	17	246	33
Commercial business	361	557	324	918	1,105
Agricultural business, including secured by farmland	1	10	195	11	301
Consumer	168	119	112	287	271
	641	931	746	1,572	3,197
Loans charged off:
Commercial real estate	—	—	(347)	—	(347)
One- to four-family residential	—	(13)	—	(13)	—
Commercial business	(892)	(3,301)	(137)	(4,193)	(1,946)
Agricultural business, including secured by farmland	(362)	—	—	(362)	—
Consumer	(410)	(364)	(507)	(774)	(1,076)
	(1,664)	(3,678)	(991)	(5,342)	(3,369)
Net charge-offs	(1,023)	(2,747)	(245)	(3,770)	(172)
Balance, end of period	$160,501	$157,323	$152,848	$160,501	$152,848
Net charge-offs / Average loans receivable	(0.009)%	(0.024)%	(0.002)%	(0.033)%	(0.002)%
Allowance for credit losses - loans as a percentage of total loans	1.37%	1.38%	1.37%	1.37%	1.37%

The provision for credit losses - loans reflects the amount required to maintain the allowance for credit losses - loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. During the quarter ended June 30, 2025, we recorded a provision for credit losses - loans of $4.2 million, compared to a provision for credit losses - loans of $4.5 million during the preceding quarter. The provision for credit losses recorded in the current quarter primarily reflected loan growth, as well as risk rating migration. The provision for credit losses for the preceding quarter primarily reflected loan growth in the construction portfolio and to a lesser extent risk rating migration and qualitative adjustments applied to address economic uncertainty. Future provisions for credit losses will continue to be influenced by changes in the amount and composition of the loan portfolio, updates to the reasonable and supportable forecast of future economic conditions, revisions to qualitative factor assessments, and any necessary changes to the reversion period applied in estimating expected credit losses.

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

	Quarters Ended			Six Months Ended
CHANGE IN THE ALLOWANCE FOR CREDIT LOSSES - UNFUNDED LOAN COMMITMENTS	Jun 30, 2025	Mar 31, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Balance, beginning of period	$12,162	$13,562	$13,597	$13,562	$14,484
Provision (recapture) for credit losses - unfunded loan commitments	588	(1,400)	430	(812)	(457)
Balance, end of period	$12,750	$12,162	$14,027	$12,750	$14,027

The increase in the allowance for credit losses - unfunded loan commitments for the current quarter reflects an increase in unfunded loan commitments and risk rating migration primarily in the construction portfolio.

Non-interest Income. The following table presents the key components of non-interest income for the periods indicated (dollars in thousands):

	Quarters Ended				Six Months Ended
	Jun 30, 2025	Mar 31, 2025	Change Amount	Change Percent	Jun 30, 2025	Jun 30, 2024	Change Amount	Change Percent
Deposit fees and other service charges	$10,835	$10,769	$66	1%	$21,604	$21,612	$(8)	—%
Mortgage banking operations	3,226	3,103	123	4	6,329	5,341	988	18
Bank owned life insurance	2,384	2,575	(191)	(7)	4,959	4,604	355	8
Miscellaneous	1,221	2,346	(1,125)	(48)	3,567	3,880	(313)	(8)
	17,666	18,793	(1,127)	(6)	36,459	35,437	1,022	3
Net loss on sale of securities	(3)	—	(3)	nm	(3)	(5,465)	5,462	(100)
Net change in valuation of financial instruments carried at fair value	88	315	(227)	(72)	403	(1,182)	1,585	(134)
Total non-interest income	$17,751	$19,108	$(1,357)	(7)%	$36,859	$28,790	$8,069	28%
nm = not meaningful

The decrease in non-interest income during the current quarter compared to the preceding quarter was primarily due to a $1.1 million, or 48%, decrease in miscellaneous income, which included $919,000 of losses incurred on building and lease exits during the second quarter.
The increase in non-interest income for the six months ended June 30, 2025, compared to the same period a year earlier was primarily due to a $5.5 million reduction in net losses on the sale of securities, as no material losses were recognized in the current period, compared to $5.5 million in strategic losses recorded during the first half of 2024 to mitigate rising interest rate risk in the securities portfolio. In addition, the $1.6 million improvement in the fair value of financial instruments during the first six months of 2025, compared to a $1.2 million negative valuation change in the same period of 2024, contributed significantly to the increase. These instruments primarily include limited partnership investments, which were positively impacted by current market valuations.
Revenue from mortgage banking operations increased $1.0 million for the six months ended June 30, 2025, compared to the same period a year earlier. The volume of one- to four-family loans sold increased for the six months ended June 30, 2025, compared to the same period a year earlier. Gains on sales of one- to four-family loans resulted in income of $4.3 million for the six months ended June 30, 2025, respectively, compared to $3.3 million for the six months ended June 30, 2024. The increase for the six months ended June 30, 2025, compared to the same period a year earlier, was primarily due to a higher volume of one- to four-family loans sold.

Deposit fees and other service charges remained relatively unchanged, totaling $21.6 million for both six-month periods.

Non-interest Expense.  The following table represents key elements of non-interest expense for the periods indicated (dollars in thousands):

	Quarters Ended				Six Months Ended
	Jun 30, 2025	Mar 31, 2025	Change Amount	Change Percent.	Jun 30, 2025	Jun 30, 2024	Change Amount	Change Percent
Salary and employee benefits	$65,486	$64,857	$629	1%	$130,343	$126,200	$4,143	3%
Less capitalized loan origination costs	(4,924)	(3,330)	(1,594)	48	(8,254)	(8,315)	61	(1)
Occupancy and equipment	12,256	12,097	159	1	24,353	24,590	(237)	(1)
Information and computer data services	8,199	7,628	571	7	15,827	14,560	1,267	9
Payment and card processing services	5,899	5,750	149	3	11,649	11,401	248	2
Professional and legal expenses	2,271	2,430	(159)	(7)	4,701	2,731	1,970	72
Advertising and marketing	1,087	590	497	84	1,677	2,277	(600)	(26)
Deposit insurance	2,800	2,797	3	—	5,597	5,667	(70)	(1)
State and municipal business and use taxes	1,416	1,454	(38)	(3)	2,870	2,698	172	6
Real estate operations, net	392	(61)	453	nm	331	77	254	330
Amortization of core deposit intangibles	455	456	(1)	—	911	1,447	(536)	(37)
Miscellaneous	6,011	6,591	(580)	(9)	12,602	12,436	166	1
Total non-interest expense	$101,348	$101,259	$89	—%	$202,607	$195,769	$6,838	3%
nm = not meaningful

Non-interest expense was flat for the current quarter compared to the previous quarter. Non-interest expense for the current quarter reflects increases in salary and employee benefits, information and computer data services, and advertising and marketing expenses, offset by an increase in capitalized loan origination costs. In addition, the current quarter included $834,000 of building and lease exit costs. The increase in non-interest expense for the six months ended June 30, 2025, compared to the same period a year earlier primarily reflects increases in salary and employee benefits, information and computer data services, and professional and legal expenses, partially offset by decreases in advertising and marketing expenses and amortization of core deposit intangibles.

Salary and employee benefits for the current quarter and the six months ended June 30, 2025 increased compared to the quarter ended March 31, 2025 and the six months ended June 30, 2024, primarily resulting from increased loan production-related commission expense and normal salary and wage increases. In addition, capitalized loan origination costs increased $1.6 million, or 48%, compared to the prior quarter, and were relatively flat for the six months ended June 30, 2025 compared to the same period in 2024.

Information and computer data services for the current quarter and the six months ended June 30, 2025 increased from the comparable periods primarily due to increases in computer software expenses as the Company continued to invest in technology enhancements.

Professional and legal expense increased for the six months ended June 30, 2025, compared to the same period a year earlier, primarily due to one-time litigation settlement costs that occurred during the six months ended June 30, 2024.

Advertising and marketing expenses increased in the current quarter compared to the prior quarter due to the timing of campaign spending. However, these expenses decreased $600,000, or 26%, for the six-month period due to lower spending compared to the prior year.

Our efficiency ratio was 62.50% for the current quarter, compared to 63.21% in the preceding quarter. Our adjusted efficiency ratio, a non-GAAP financial measure, was 60.28% for the current quarter, compared to 62.18% in the preceding quarter. The improvement in the efficiency ratio and adjusted efficiency ratio for the current quarter reflects an increase in total revenues and adjusted revenues, respectively. See non-GAAP financial measure reconciliations presented above under “Second Quarter 2025 Financial Highlights.”

Income Taxes. For the quarter ended June 30, 2025, we recognized $10.5 million in income tax expense for an effective tax rate of 18.8%, which reflects our blended statutory tax rate reduced by the effect of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting. Our statutory income tax rate is 24.0%, representing a statutory federal income tax rate of 21.0% and apportioned effects of the state income tax rates. For the quarter ended March 31, 2025, we recognized $10.7 million in income tax expense for an effective tax rate of 19.1%. For the six months ended June 30, 2025, we recognized $21.2 million in income tax expense for an effective tax rate of 18.9%, compared to $18.3 million in income tax expense for an effective tax rate of 19.1% for the same period in the prior year.

Asset Quality

Maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us. We actively engage with our borrowers to resolve adversely classified loans and other problem assets.

Non-Performing Assets:  Non-performing assets totaled $49.8 million, or 0.30% of total assets, at June 30, 2025, compared to $39.6 million, or 0.24% of total assets, at December 31, 2024. Our allowance for credit losses - loans was $160.5 million, or 373% of non-performing loans, at June 30, 2025, compared to $155.5 million, or 421% of non-performing loans, at December 31, 2024.

The increase in non-performing assets was primarily due to a $5.5 million increase in nonaccrual one- to four-family residential loans. In addition, loans more than 90 days past due and still on accrual increased to $2.5 million at June 30, 2025, primarily due to an increase in one- to four-family residential loans in this category.

The following table sets forth information with respect to our non-performing assets at the dates indicated (dollars in thousands):

	June 30, 2025	December 31, 2024	June 30, 2024
Nonaccrual Loans:
Secured by real estate:
Commercial	$10	$2,186	$2,326
Construction and land	4,369	3,963	3,999
One- to four-family	15,480	10,016	8,184
Commercial business	6,647	7,067	8,694
Agricultural business, including secured by farmland	8,690	8,485	1,586
Consumer	4,802	4,835	3,380
	39,998	36,552	28,169
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
One- to four-family	2,896	369	1,861
Consumer	80	35	692
	2,976	404	2,553
Total non-performing loans	42,974	36,956	30,722
REO, net	6,801	2,367	2,564
Other repossessed assets held for sale	—	300	—
Total non-performing assets	$49,775	$39,623	$33,286

Total non-performing assets to total assets	0.30%	0.24%	0.21%
Total nonaccrual loans to total loans receivable	0.34%	0.32%	0.25%
Loans 30-89 days past due and on accrual	$10,786	$26,824	$11,850

For the six months ended June 30, 2025, interest income was reduced by $870,000 as a result of nonaccrual loan activity, which included the reversal of $263,000 of accrued interest as of the date the loan was placed on nonaccrual. There was no interest income recognized on nonaccrual loans for the six months ended June 30, 2025.

The following table presents the Company’s portfolio of loans by risk grade at the dates indicated (in thousands):

	June 30, 2025	December 31, 2024	June 30, 2024
Pass	$11,432,456	$11,118,744	$10,971,850
Special Mention	68,372	43,451	50,027
Substandard	189,545	192,461	121,971
Total	$11,690,373	$11,354,656	$11,143,848

As of June 30, 2025, total substandard loans primarily consisted of loans within the commercial business, commercial real estate and agricultural loan segments.

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

Our primary investing activity is the origination of loans and, in certain periods, the purchase of securities or loans.  During the six months ended June 30, 2025 and 2024, our loan originations, including originations of loans held for sale, exceeded our loan repayments by $565.7 million and $501.2 million, respectively. There were $10.8 million of loan purchases during the six months ended June 30, 2025, and $4.7 million of loan purchases during the six months ended June 30, 2024. During the six months ended June 30, 2025 and 2024, we received proceeds of $235.9 million and $175.0 million, respectively, from the sale of loans. Securities purchased during the six months ended June 30, 2025 and 2024 totaled $18.9 million and $19.3 million, respectively, and securities repayments, maturities and sales in those periods were $126.0 million and $202.7 million, respectively.

Our primary financing activity is gathering deposits. Total deposits increased by $12.9 million during the six months ended June 30, 2025, primarily due to an increase in core deposits. Core deposits were $12.05 billion at June 30, 2025, compared to $12.01 billion at December 31, 2024. Certificates of deposit are generally more vulnerable to competition and more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At June 30, 2025, certificates of deposit totaled $1.48 billion, or 11% of our total deposits, including $1.42 billion which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our certificates of deposit as they mature.

We had $565.0 million of FHLB advances at June 30, 2025, compared to $290.0 million at December 31, 2024. The increase in FHLB advances were primarily used to fund loan growth. Other borrowings decreased to $117.1 million at June 30, 2025 from $125.3 million at December 31, 2024. The balance of our outstanding subordinated notes was paid off during the second quarter of 2025. Subordinated notes, net of issuance costs, were $80.3 million at December 31, 2024.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments, and to take advantage of investment opportunities. During the six months ended June 30, 2025, we used our sources of funds primarily to fund loan growth. At June 30, 2025, we had outstanding loan commitments totaling $3.86 billion, relating to undisbursed loans in process and unused credit lines. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB, which provide for advances that in the aggregate would equal the lesser of 45% of the Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock).  At June 30, 2025, under these credit facilities based on pledged collateral, the Bank had $2.74 billion of available credit capacity. Advances under these credit facilities totaled $565.0 million at June 30, 2025. In addition, the Bank has been approved for participation in the FRBSF’s Borrower-In-Custody program. Under this program, based on pledged collateral, the Bank had available lines of credit of approximately $1.62 billion as of June 30, 2025, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans. We had no funds borrowed from the FRBSF at June 30, 2025 or December 31, 2024. At June 30, 2025, the Bank also had uncommitted federal funds line of credit agreements with other financial institutions totaling $125.0 million. No balances were outstanding under these agreements as of June 30, 2025 or December 31, 2024. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage. Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity, and pay its own operating expenses and cash dividends. At June 30, 2025, Banner (on an unconsolidated basis) had liquid assets of $66.9 million. During 2024, Banner and the Bank entered into an intercompany loan agreement for $50.0 million. This note was paid off during the second quarter of 2025.

Banner’s primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.48 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued dividend payments during 2025 at this rate of $0.48 per share, our average total dividend paid each quarter would be approximately $16.6 million based on the number of outstanding shares at June 30, 2025.

As noted below, Banner Corporation and its subsidiary bank continued to maintain capital levels in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the six months ended June 30, 2025, total shareholders’ equity increased $91.3 million, to $1.87 billion or 11.35% of total assets.  At June 30, 2025, tangible common shareholders’ equity, which excludes goodwill and other intangible assets, was $1.49 billion, or 9.28% of tangible assets.  Tangible common shareholders’ equity represents a non-GAAP financial measure. See, non-GAAP financial measure reconciliations presented above under “Second Quarter 2025 Financial Highlights.”

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner and the Bank to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Bank to maintain minimum capital ratios of total capital, tier 1 capital, and common equity tier 1 capital to risk-weighted assets as well as tier 1 leverage capital to average assets.  In addition to the minimum capital ratios, the Bank must maintain a capital conservation buffer consisting of additional common equity tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At June 30, 2025, Banner and the Bank each exceeded all regulatory capital requirements to be “well capitalized.”

The actual regulatory capital ratios calculated for Banner Corporation and Banner Bank as of June 30, 2025, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as “Adequately Capitalized”		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Amount
Banner Corporation—consolidated
Total capital to risk-weighted assets	$1,984,862	14.51%	$1,094,505	8.00%	$1,368,131	10.00%
Tier 1 capital to risk-weighted assets	1,813,814	13.26%	820,879	6.00%	820,879	6.00%
Tier 1 leverage capital to average assets	1,813,814	11.29%	642,519	4.00%	n/a	n/a
Common equity tier 1 capital	1,727,314	12.63%	615,659	4.50%	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	$1,909,529	13.96%	$1,094,267	8.00%	$1,367,834	10.00%
Tier 1 capital to risk-weighted assets	1,738,518	12.71%	820,700	6.00%	1,094,267	8.00%
Tier 1 leverage capital to average assets	1,738,518	10.81%	643,174	4.00%	803,968	5.00%
Common equity tier 1 capital	1,738,518	12.71%	615,525	4.50%	889,092	6.50%

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

For the Company, the greatest source of interest rate risk results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch, or gap, is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to clients than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of June 30, 2025, our loans with interest rate floors totaled $5.48 billion and had a weighted average floor rate of 4.88%, compared to a current average note rate of 6.52%.  Our loans with interest rates at their floors at June 30, 2025, totaled $1.24 billion and had a weighted average note rate of 4.46%. The Company actively manages its exposure to interest rate risk through on-going adjustments to the mix of interest-earning assets and funding sources that affect the repricing speeds of loans, investments, interest-bearing deposits and borrowings.

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

The following tables set forth, as of June 30, 2025, the estimated changes in our net interest income over one-year and two-year time horizons for our rate ramp and rate shock interest rate sensitivity scenarios, and the estimated changes in economic value of equity for our rate shock interest rate sensitivity scenario based on the indicated interest rate environments (dollars in thousands):

Interest Rate Risk Indicators - Rate Ramp

	June 30, 2025
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months
+300	$815	0.1%	$16,514	1.3%
+200	4,307	0.7	27,466	2.2
+100	4,112	0.7	21,735	1.7
0	—	—	—	—
-100	(6,413)	(1.1)	(30,159)	(2.4)
-200	(11,432)	(1.9)	(56,606)	(4.5)
-300	(15,044)	(2.5)	(78,721)	(6.3)
(1)Assumes a gradual change in market interest rates at all maturities during the first year; however, no rates are allowed to go below zero.

Interest Rate Risk Indicators - Rate Shock

	June 30, 2025
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+300	$(1,958)	(0.3)%	$32,085	2.6%	$(372,518)	(12.8)%
+200	9,699	1.6	45,726	3.6	(209,626)	(7.2)
+100	10,201	1.7	34,559	2.8	(84,824)	(2.9)
0	—	—	—	—	—	—
-100	(14,840)	(2.4)	(46,220)	(3.7)	48,220	1.7
-200	(26,278)	(4.3)	(88,853)	(7.1)	56,846	2.0
-300	(34,376)	(5.7)	(126,405)	(10.1)	5,389	0.2
(1)Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.

At June 30, 2025, as demonstrated by the tables above, the Company’s interest rate risk profile reflected moderate asset sensitivity, with net interest income projected to increase in rising rate scenarios and decrease in falling rate scenarios. Economic value of equity declines meaningfully in rising rate shock scenarios and increases modestly in falling rate shock scenarios. The results above indicate earnings benefit from higher rates in the near term, while long-term value is more sensitive to rate increases.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2025 (dollars in thousands), based on the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At June 30, 2025, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $2.64 billion, representing a one-year cumulative gap to total assets ratio of 16.09%.  Both the interest rate risk indicators and interest sensitivity gaps as of June 30, 2025 were within our internal policy guidelines, and management believes the current level of interest rate risk to be reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$1,296,129	$97,889	$88,694	$11,060	$1,135	$2,322	$1,497,229
Fixed-rate mortgage loans	258,248	183,798	666,383	596,983	722,250	405,579	2,833,241
Adjustable-rate mortgage loans	1,309,585	478,276	1,569,204	925,761	408,060	1,372	4,692,258
Fixed-rate mortgage-backed securities	106,050	87,527	367,031	355,299	776,294	746,443	2,438,644
Adjustable-rate mortgage-backed securities	203,533	49	204	218	3,771	—	207,775
Fixed-rate commercial/agricultural loans	110,229	100,092	267,648	143,388	134,148	11,754	767,259
Adjustable-rate commercial/agricultural loans	1,006,646	38,423	104,943	35,893	1,007	—	1,186,912
Consumer and other loans	585,256	31,702	51,696	18,064	18,826	40,691	746,235
Investment securities and interest-earning deposits	311,796	14,650	17,115	61,090	108,709	491,686	1,005,046
Total rate sensitive assets	5,187,472	1,032,406	3,132,918	2,147,756	2,174,200	1,699,847	15,374,599
Interest-bearing liabilities: (2)
Regular savings	486,711	164,695	563,815	440,558	739,520	1,143,073	3,538,372
Interest checking accounts	307,649	107,166	379,068	310,676	553,520	876,821	2,534,900
Money market deposit accounts	199,675	117,241	367,488	246,884	321,060	219,408	1,471,756
Certificates of deposit	1,073,846	346,843	48,494	7,830	627	132	1,477,772
FHLB advances	565,000	—	—	—	—	—	565,000
Junior subordinated debentures	89,178	—	—	—	—	—	89,178
Retail repurchase agreements	117,112	—	—	—	—	—	117,112
Total rate sensitive liabilities	2,839,171	735,945	1,358,865	1,005,948	1,614,727	2,239,434	9,794,090
Excess of interest-sensitive assets over interest-sensitive liabilities	$2,348,301	$296,461	$1,774,053	$1,141,808	$559,473	$(539,587)	$5,580,509
Cumulative excess of interest-sensitive assets	$2,348,301	$2,644,762	$4,418,815	$5,560,623	$6,120,096	$5,580,509	$5,580,509
Cumulative ratio of interest-earning assets to interest-bearing liabilities	182.71%	173.98%	189.56%	193.61%	181.01%	156.98%	156.98%
Interest sensitivity gap to total assets	14.29	1.80	10.79	6.95	3.40	(3.28)	33.95
Ratio of cumulative gap to total assets	14.29	16.09	26.88	33.83	37.23	33.95	33.95

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
(2)Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been a negative $3.5 billion, or negative 21.40% of total assets, at June 30, 2025.

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

(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls Over Financial Reporting:  In the quarter ended June 30, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2025:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
April 1, 2025 - April 30, 2025	42,175	$62.73	—	1,722,787
May 1, 2025 - May 31, 2025	—	—	—	1,722,787
June 1, 2025 - June 30, 2025	—	—	—	1,722,787
Total for quarter	42,175	$62.73	—

(1)    Includes 42,175 shares surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants during the three months ended June 30, 2025.

On July 25, 2024, the Company announced that its Board of Directors had authorized the repurchase of up to 1,722,787 shares of the Company’s common stock, representing approximately 5% of the Company’s outstanding shares at the time, over a 12-month period. This repurchase authorization expired on July 25, 2025.

On July 24, 2025, the Company announced that its Board of Directors had approved a new share repurchase program authorizing the repurchase of up to 1,729,199 shares of the Company’s common stock, also representing approximately 5% of the Company’s then-outstanding shares, over the subsequent 12 months. Repurchases under the authorization may be made from time to time in open market transactions. The timing and amount of any repurchases will depend on market conditions, regulatory requirements, and other corporate considerations.

ITEM 3 – Defaults upon Senior Securities

Not Applicable.

ITEM 4 – Mine Safety Disclosures

Not Applicable.

ITEM 5 – Other Information

(a) None

(b) None

(c) During the quarter ended June 30, 2025, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company.

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

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit	Index of Exhibits
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included in Exhibit 101).
* Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

August 5, 2025	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

August 5, 2025	/s/ Robert G. Butterfield
Robert G. Butterfield
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)