Form 10-Q
period 2025-09-30
BANNER CORP
filed 2025-11-04
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	☐	No	☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:			As of October 31, 2025
Common Stock, $.01 par value per share			34,085,930 shares

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
•Impact of inflation, including monetary and fiscal policy responses thereto, and the impact on consumer and business behavior;
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
•The effects of the federal government shutdown, a debt ceiling standoff, or other fiscal policy uncertainty;
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

PART I. FINANCIAL INFORMATION
ITEM 1 - Financial Statements (unaudited)
BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares and per share amounts)
September 30, 2025 and December 31, 2024

ASSETS	September 30, 2025	December 31, 2024
Cash and due from banks	$193,453	$203,402
Interest-bearing deposits	479,410	298,456
Total cash and cash equivalents	672,863	501,858
Securities—available-for-sale, amortized cost $2,292,835 and $2,460,262, respectively	2,018,525	2,104,511
Securities—held-to-maturity, net of allowance for credit losses of $298 and $297, respectively	971,603	1,001,564
Total securities	2,990,128	3,106,075
Federal Home Loan Bank (FHLB) stock	14,226	22,451
Loans held for sale (includes $12,570 and $26,185, at fair value, respectively)	20,334	32,021
Loans receivable	11,702,538	11,354,656
Allowance for credit losses – loans	(159,707)	(155,521)
Net loans receivable	11,542,831	11,199,135
Accrued interest receivable	64,914	60,885
Property and equipment, net	113,848	124,589
Goodwill	373,121	373,121
Other intangibles, net	1,806	3,058
Bank-owned life insurance (BOLI)	317,469	312,549
Deferred tax assets, net	130,438	148,858
Operating lease right-of-use assets	35,494	39,998
Other assets	285,609	275,439
Total assets	$16,563,081	$16,200,037
LIABILITIES
Deposits:
Non-interest-bearing	$4,572,338	$4,591,543
Interest-bearing transaction and savings accounts	7,903,215	7,423,183
Interest-bearing certificates	1,540,382	1,499,672
Total deposits	14,015,935	13,514,398
Advances from FHLB	100,000	290,000
Other borrowings	120,536	125,257
Subordinated notes, net	—	80,278
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	76,251	67,477
Operating lease liabilities	38,826	43,472
Accrued expenses and other liabilities	251,464	258,070
Deferred compensation	47,177	46,759
Total liabilities	14,650,189	14,425,711
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 34,335,297 shares issued and outstanding at September 30, 2025; 34,459,832 shares issued and outstanding at December 31, 2024	1,295,821	1,307,509
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2025; no shares issued and outstanding at December 31, 2024	—	—
Retained earnings	837,826	744,091
Carrying value of shares held in trust for stock-based compensation plans	(5,801)	(6,194)
Liability for common stock issued to stock related compensation plans	5,801	6,194
Accumulated other comprehensive loss	(220,755)	(277,274)
Total shareholders’ equity	1,912,892	1,774,326
Total liabilities and shareholders’ equity	$16,563,081	$16,200,037
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except shares and per share amounts)
For the Three and Nine Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
INTEREST INCOME:
Loans receivable	$179,065	$168,338	$523,115	$486,004
Mortgage-backed securities	15,090	16,357	46,250	49,999
Securities and cash equivalents	11,693	11,146	30,610	33,664
Total interest income	205,848	195,841	599,975	569,667
INTEREST EXPENSE:
Deposits	52,251	53,785	150,304	147,248
FHLB advances	1,527	2,263	5,757	8,856
Other borrowings	694	1,147	2,063	3,482
Subordinated debt	1,387	2,971	6,380	8,901
Total interest expense	55,859	60,166	164,504	168,487
Net interest income	149,989	135,675	435,471	401,180
PROVISION FOR CREDIT LOSSES	2,670	1,692	10,604	4,581
Net interest income after provision for credit losses	147,319	133,983	424,867	396,599
NON-INTEREST INCOME:
Deposit fees and other service charges	10,955	10,741	32,559	32,353
Mortgage banking operations	3,298	3,180	9,627	8,521
BOLI	2,702	2,445	7,661	7,049
Miscellaneous	3,175	1,658	6,742	5,538
	20,130	18,024	56,589	53,461
Net gain (loss) on sale of securities	377	—	374	(5,465)
Net change in valuation of financial instruments carried at fair value	223	39	626	(1,143)
Total non-interest income	20,730	18,063	57,589	46,853
NON-INTEREST EXPENSE:
Salary and employee benefits	64,935	61,832	195,278	188,032
Less capitalized loan origination costs	(4,802)	(4,354)	(13,056)	(12,669)
Occupancy and equipment	12,518	12,040	36,871	36,630
Information and computer data services	8,199	7,134	24,026	21,694
Payment and card processing services	6,060	5,346	17,709	16,747
Professional and legal expenses	2,190	2,102	6,891	4,833
Advertising and marketing	1,395	1,161	3,072	3,438
Deposit insurance	2,867	2,874	8,464	8,541
State and municipal business and use taxes	1,655	1,432	4,525	4,130
Real estate operations, net	203	103	534	180
Amortization of core deposit intangibles	341	590	1,252	2,037
Miscellaneous	6,461	6,031	19,063	18,467
Total non-interest expense	102,022	96,291	304,629	292,060
Income before provision for income taxes	66,027	55,755	177,827	151,392
PROVISION FOR INCOME TAXES	12,525	10,602	33,694	28,885
NET INCOME	$53,502	$45,153	$144,133	$122,507
Earnings per common share:
Basic	$1.55	$1.31	$4.17	$3.56
Diluted	$1.54	$1.30	$4.15	$3.54
Cumulative dividends declared per common share	$0.48	$0.48	$1.44	$1.44
Weighted average number of common shares outstanding:
Basic	34,494,824	34,498,830	34,543,969	34,459,662
Diluted	34,659,346	34,650,322	34,730,103	34,575,498
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three and Nine Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET INCOME	$53,502	$45,153	$144,133	$122,507
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES:
Unrealized holding gain on securities—available-for-sale arising during the period	32,232	88,822	80,230	64,703
Income tax expense related to securities—available-for-sale unrealized holding losses	(7,735)	(21,318)	(19,255)	(15,529)
Reclassification for net loss on securities—available-for-sale realized in earnings	1,208	—	1,211	5,465
Income tax benefit related to securities—available-for-sale realized in earnings	(290)	—	(291)	(1,312)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	584	603	1,700	1,717
Income tax expense related to amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	(140)	(145)	(408)	(412)
Net unrealized gain on interest rate swaps used in cash flow hedges	—	4,746	—	11,633
Income tax expense related to interest rate swaps used in cash flow hedges	—	(1,139)	—	(2,792)
Changes in fair value of junior subordinated debentures related to instrument specific credit risk	(2,885)	574	(8,774)	156
Income tax benefit (expense) related to junior subordinated debentures	693	(137)	2,106	(37)
Other comprehensive income	23,667	72,006	56,519	63,592
COMPREHENSIVE INCOME	$77,169	$117,159	$200,652	$186,099

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands, except shares and per share amounts)
For the Nine Months Ended September 30, 2025 and the Year Ended December 31, 2024

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2024	34,348,369	$1,299,651	$642,175	$(289,135)	$1,652,691
Net income			37,559		37,559
Other comprehensive loss, net of income tax				(10,347)	(10,347)
Accrual of dividends on common stock ($0.48/share)			(16,713)		(16,713)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	46,852	1,318			1,318
Balance, March 31, 2024	34,395,221	1,300,969	663,021	(299,482)	1,664,508
Net income			39,795		39,795
Other comprehensive income, net of income tax				1,933	1,933
Accrual of dividends on common stock ($0.48/share)			(16,737)		(16,737)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	60,531	1,267			1,267
Balance, June 30, 2024	34,455,752	1,302,236	686,079	(297,549)	1,690,766
Net income			45,153		45,153
Other comprehensive income, net of income tax				72,006	72,006
Accrual of dividends on common stock ($0.48/share)			(16,760)		(16,760)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	936	2,556			2,556
Balance, September 30, 2024	34,456,688	1,304,792	714,472	(225,543)	1,793,721
Net income			46,391		46,391
Other comprehensive loss, net of income tax				(51,731)	(51,731)
Accrual of dividends on common stock ($0.48/share)			(16,772)		(16,772)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	3,144	2,717			2,717
Balance, December 31, 2024	34,459,832	1,307,509	744,091	(277,274)	1,774,326
Net income			45,135		45,135
Other comprehensive income, net of income tax				29,348	29,348
Accrual of dividends on common stock ($0.48/share)			(16,814)		(16,814)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	30,140	1,458			1,458
Balance, March 31, 2025	34,489,972	1,308,967	772,412	(247,926)	1,833,453
Net income			45,496		45,496
Other comprehensive income, net of income tax				3,504	3,504
Accrual of dividends on common stock ($0.48/share)			(16,826)		(16,826)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	94,022	37			37
Balance, June 30, 2025	34,583,994	1,309,004	801,082	(244,422)	1,865,664
Net income			53,502		53,502
Other comprehensive income, net of income tax				23,667	23,667
Accrual of dividends on common stock ($0.48/share)			(16,758)		(16,758)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	1,303	2,678			2,678
Repurchase of common stock	(250,000)	(15,861)			(15,861)
Balance, September 30, 2025	34,335,297	$1,295,821	$837,826	$(220,755)	$1,912,892

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES:
Net income	$144,133	$122,507
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	12,523	13,615
Deferred income and expense, net of amortization	(7,886)	(5,834)
Capitalized loan servicing rights, net of amortization	405	1,211
Amortization of core deposit intangibles	1,252	2,037
(Gain) loss on sale of securities, net	(374)	5,465
Net change in valuation of financial instruments carried at fair value	(626)	1,143
Decrease in deferred taxes	572	2,973
(Decrease) increase in current taxes payable/receivable, net	(387)	4,967
Stock-based compensation	7,623	7,234
Net change in cash surrender value of BOLI	(7,106)	(6,888)
Gain on sale of loans, excluding capitalized servicing rights	(4,746)	(4,212)
Gain on disposal of real estate held for sale and property and equipment, net	(403)	(319)
Provision for credit losses	10,604	4,581
Origination of loans held for sale	(264,970)	(197,741)
Proceeds from sales of loans held for sale	355,435	260,192
Net change in:
Other assets	(9,497)	(14,137)
Other liabilities	(4,036)	(2,887)
Net cash provided from operating activities	232,516	193,907
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(101,671)	(53,170)
Principal repayments and maturities of securities—available-for-sale	248,630	168,360
Proceeds from sales of securities—available-for-sale	17,581	70,777
Principal repayments and maturities of securities—held-to-maturity	30,112	45,280
Loan originations, net of repayments	(438,908)	(547,162)
Purchases of loans and participating interest in loans	(10,780)	(4,666)
Proceeds from sales of other loans	26,053	16,622
Purchases of property and equipment	(6,159)	(9,953)
Proceeds from sale of real estate held for sale and sale of other property	6,539	4,323
Proceeds from FHLB stock repurchase program	151,970	129,062
Purchase of FHLB stock	(143,745)	(124,785)
Investment in BOLI	(46)	(41)
Other	2,229	732
Net cash used by investing activities	(218,195)	(304,621)
Continued on next page

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,
	2025	2024
FINANCING ACTIVITIES:
Increase in deposits, net	$501,537	$508,651
Repayment of overnight and short term FHLB advances, net	(190,000)	(93,000)
Decrease in other borrowings, net	(4,721)	(28,344)
Repayment of subordinated notes	(80,500)	—
Cash dividends paid	(50,399)	(50,169)
Cash paid to repurchase common stock	(15,784)	—
Taxes paid related to net share settlement of equity awards	(3,449)	(2,093)
Net cash provided from financing activities	156,684	335,045
NET CHANGE IN CASH AND CASH EQUIVALENTS	171,005	224,331
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	501,858	254,464
CASH AND CASH EQUIVALENTS, END OF PERIOD	$672,863	$478,795

	Nine Months Ended September 30,
	2025	2024
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$164,392	$166,843
Tax paid	23,087	13,376
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Transfer of loans to real estate owned and other repossessed assets	5,415	2,386
Dividends accrued but not paid until after period end	1,332	1,125
Loans, held-for-sale, transferred from portfolio	(74,032)	(125,909)

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2025, for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and note disclosures have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. All significant intercompany transactions and balances have been eliminated.

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

Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)

In September 2025, the FASB issued guidance within ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this ASU are intended to modernize the guidance for accounting software costs that are accounted for under Subtopic 350-40 and remove all references to prescriptive and sequential software development stages. This increases the operability of the cost recognition guidance by considering different methods of software development. The amendments require that an entity begin capitalizing software costs when both of the following conditions have been met: management has authorized and committed to funding the software project; and it is probable that the project will be completed, and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”).

This ASU is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The transition can be done using the prospective method, the modified transition approach or retrospectively. The Company is evaluating this ASU but does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

Note 3: SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at September 30, 2025 and December 31, 2024 are summarized as follows (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$6,892	$—	$(344)	$6,548
Municipal bonds	159,353	479	(28,617)	131,215
Corporate bonds	123,679	3,446	(3,421)	123,704
Mortgage-backed or related securities	1,868,033	2,313	(248,370)	1,621,976
Asset-backed securities	134,878	204	—	135,082
	$2,292,835	$6,442	$(280,752)	$2,018,525

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$279	$1	$(3)	$277	$—
Municipal bonds	433,560	40	(63,161)	370,288	(151)
Corporate bonds	2,573	—	(1)	2,425	(147)
Mortgage-backed or related securities	535,489	—	(93,045)	442,444	—
	$971,901	$41	$(156,210)	$815,434	$(298)

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$8,492	$—	$(559)	$7,933
Municipal bonds	153,982	453	(30,453)	123,982
Corporate bonds	131,379	100	(6,489)	124,990
Mortgage-backed or related securities	1,995,805	383	(319,340)	1,676,848
Asset-backed securities	170,604	155	(1)	170,758
	$2,460,262	$1,091	$(356,842)	$2,104,511

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$302	$—	$(4)	$298	$—
Municipal bonds	438,196	36	(62,809)	375,280	(143)
Corporate bonds	2,658	—	(6)	2,498	(154)
Mortgage-backed or related securities	560,705	—	(113,253)	447,452	—
	$1,001,861	$36	$(176,072)	$825,528	$(297)

Accrued interest receivable on held-to-maturity debt securities was $3.6 million and $4.2 million at September 30, 2025 and December 31, 2024, and was $8.0 million and $9.0 million on available-for-sale debt securities at September 30, 2025 and December 31, 2024, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Statements of Financial Condition and is excluded from the calculation of the allowance for credit losses.

At September 30, 2025 and December 31, 2024, the gross unrealized losses and the fair value for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	September 30, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$—	$—	$6,548	$(344)	$6,548	$(344)
Municipal bonds	20,492	(193)	92,685	(28,424)	113,177	(28,617)
Corporate bonds	—	—	70,439	(3,421)	70,439	(3,421)
Mortgage-backed or related securities	—	—	1,483,151	(248,370)	1,483,151	(248,370)
	$20,492	$(193)	$1,652,823	$(280,559)	$1,673,315	$(280,752)

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$—	$—	$7,933	$(559)	$7,933	$(559)
Municipal bonds	15,497	(287)	91,156	(30,166)	106,653	(30,453)
Corporate bonds	2,541	(59)	96,763	(6,430)	99,304	(6,489)
Mortgage-backed or related securities	44,749	(524)	1,552,613	(318,816)	1,597,362	(319,340)
Asset-backed securities	20,000	(1)	—	—	20,000	(1)
	$82,787	$(871)	$1,748,465	$(355,971)	$1,831,252	$(356,842)

At September 30, 2025, there were 185 securities—available-for-sale with unrealized losses, compared to 201 at December 31, 2024. Management does not believe that any remaining individual unrealized loss as of September 30, 2025 or December 31, 2024 resulted from credit loss.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. There were no securities—available-for-sale in a nonaccrual status at September 30, 2025 or December 31, 2024.

The following table presents gross gains and losses on sales and partial calls of securities available-for-sale (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Available-for-Sale:
Gross Gains	$—	$—	$—	$37
Gross Losses	(1,208)	—	(1,211)	(5,502)
Balance, end of the period	$(1,208)	$—	$(1,211)	$(5,465)

The following table presents the amortized cost and estimated fair value of securities at September 30, 2025, by contractual maturity and does not reflect any required periodic payments (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	September 30, 2025
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$21,156	$21,014	$9,418	$9,248
Maturing after one year through five years	146,075	136,704	11,494	11,315
Maturing after five years through ten years	299,674	281,839	31,294	29,805
Maturing after ten years	1,825,930	1,578,968	919,695	765,066
	$2,292,835	$2,018,525	$971,901	$815,434

The following table presents, as of September 30, 2025, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	September 30, 2025
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$294,939	$308,382	$263,059
Interest rate swap counterparties	950	950	807
Repurchase transaction accounts	205,928	205,928	169,282
Other	2,467	2,467	2,221
Total pledged securities	$504,284	$517,727	$435,369

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit ratings, which are reviewed and updated quarterly. The Company’s non-rated held-to-maturity debt securities are primarily United States government sponsored enterprise debentures carrying minimal to no credit risk. The non-rated corporate bonds primarily consist of Community Reinvestment Act related bonds secured by loan instruments from low to moderate income borrowers. The remaining non-rated held-to-maturity debt securities balance is comprised of local municipal debt from within the Company’s geographic footprint and is monitored through quarterly or annual financial review. This municipal debt is predominately essential service or unlimited general obligation backed debt. The following tables summarize the amortized cost of held-to-maturity debt securities by credit rating at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$424,735	$500	$16,032	$441,267
Not Rated	279	8,825	2,073	519,457	530,634
	$279	$433,560	$2,573	$535,489	$971,901

	December 31, 2024
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$430,158	$500	$16,218	$446,876
Not Rated	302	8,038	2,158	544,487	554,985
	$302	$438,196	$2,658	$560,705	$1,001,861

Note 4: LOANS RECEIVABLE AND THE ALLOWANCE FOR CREDIT LOSSES - LOANS

The following table presents the loans receivable at September 30, 2025 and December 31, 2024 by class (dollars in thousands).

	September 30, 2025		December 31, 2024
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,134,559	10%	$1,027,426	9%
Investment properties	1,652,141	14	1,623,672	14
Small balance CRE	1,210,357	10	1,213,792	11
Multifamily real estate	860,650	7	894,425	8
Construction, land and land development:
Commercial construction	144,125	1	122,362	1
Multifamily construction	586,104	5	513,706	5
One- to four-family construction	578,128	5	514,220	5
Land and land development	427,348	4	369,663	3
Commercial business:
Commercial business	1,254,460	11	1,318,333	11
Small business scored	1,176,889	10	1,104,117	10
Agricultural business, including secured by farmland	354,884	3	340,280	3
One- to four-family residential	1,582,605	14	1,591,260	14
Consumer:
Consumer—home equity revolving lines of credit	649,188	5	625,680	5
Consumer—other	91,100	1	95,720	1
Total loans	11,702,538	100%	11,354,656	100%
Less allowance for credit losses – loans	(159,707)		(155,521)
Net loans	$11,542,831		$11,199,135

Loan amounts are net of unearned loan fees in excess of unamortized costs of $16.5 million as of September 30, 2025, and $15.5 million as of December 31, 2024. Net loans include net discounts on acquired loans of $2.7 million and $3.5 million as of September 30, 2025 and December 31, 2024, respectively. Net loans does not include accrued interest receivable. Accrued interest receivable on loans was $53.3 million as of September 30, 2025, and $47.7 million as of December 31, 2024 and was reported in accrued interest receivable on the Consolidated Statements of Financial Condition.

The Company had pledged $8.2 billion and $7.9 billion of loans as collateral for FHLB and other borrowings at September 30, 2025 and December 31, 2024, respectively.

Troubled Loan Modifications. Occasionally, the Company offers modifications of loans to borrowers experiencing financial difficulty by providing principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions or any combination of these. The following table presents the amortized cost basis and financial effect of loans at September 30, 2025 and September 30, 2024, that were both experiencing financial difficulty and modified during the nine months ended September 30, 2025 and September 30, 2024, respectively (in thousands).

	September 30, 2025
	Term Extension	Total
Multifamily construction	$7,499	$7,499
One- to four-family construction	2,691	$2,691
Agricultural business, including secured by farmland	5,966	5,966
Total	$16,156	$16,156

	September 30, 2024
	Payment Delay	Total
Commercial business	$5,322	$5,322
Total	$5,322	$5,322

The Company has committed to lend additional amounts totaling $2.5 million to the borrowers included in the previous table as of September 30, 2025. The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following tables present the performance at September 30, 2025 and September 30, 2024 of loans that had been modified in the previous 12 months (in thousands).

	September 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial business	$—	$—	$—	$1,460	$1,460
Total	$—	$—	$—	$1,460	$1,460

	September 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial business	$—	$—	$—	$5,322	$5,322
Total	$—	$—	$—	$5,322	$5,322

Loans are considered to be in payment default at 90 or more days past due. The following tables present the amortized cost basis of modified loans that, within twelve months of the modification date, experienced a subsequent default during the nine months ended September 30, 2025:

	September 30, 2025
	Term Extension	Total
Commercial business	$1,460	$1,460
Total	$1,460	$1,460

The following table presents the financial effect of the loan modifications presented above for borrowers experiencing financial difficulty for the nine months ended September 30, 2025 and September 30, 2024:

Nine Months Ended September 30, 2025
Weighted-Average Term Extension (in months)
Multifamily construction	12
One- to four-family construction	21
Agricultural business, including secured by farmland	12

Nine Months Ended September 30, 2024
Weighted Average Payment Delay Period (in months)
Commercial business	3

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

The following tables present the Company’s portfolio of risk-rated loans by class and by grade as of September 30, 2025 and December 31, 2024 (in thousands). In addition, the tables include the gross charge-offs for the nine months ended September 30, 2025 and the year ended December 31, 2024. Revolving loans that are converted to term loans are treated as new originations in the tables below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	September 30, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$175,847	$210,364	$168,160	$103,893	$143,393	$253,542	$46,888	$1,102,087
Special Mention	—	558	—	9,668	—	—	—	10,226
Substandard	—	—	289	8,610	9	13,338	—	22,246
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$175,847	$210,922	$168,449	$122,171	$143,402	$266,880	$46,888	$1,134,559

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - investment properties
Risk Rating
Pass	$197,071	$107,921	$127,914	$215,776	$257,707	$682,430	$59,314	$1,648,133
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	4,008	—	4,008
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$197,071	$107,921	$127,914	$215,776	$257,707	$686,438	$59,314	$1,652,141

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily real estate
Risk Rating
Pass	$41,078	$86,067	$89,665	$234,399	$171,114	$232,881	$3,383	$858,587
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,063	—	2,063
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$41,078	$86,067	$89,665	$234,399	$171,114	$234,944	$3,383	$860,650

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	September 30, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior

Commercial construction
Risk Rating
Pass	$47,102	$33,870	$41,288	$21,121	$—	$—	$—	$143,381
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	744	—	—	744
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$47,102	$33,870	$41,288	$21,121	$744	$—	$—	$144,125

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily construction
Risk Rating
Pass	$155,853	$168,371	$170,940	$67,280	$—	$—	$8,366	$570,810
Special Mention	—	—	—	—	—	—	—	—
Substandard	15,294	—	—	—	—	—	—	15,294
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$171,147	$168,371	$170,940	$67,280	$—	$—	$8,366	$586,104

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

One- to four- family construction
Risk Rating
Pass	$390,286	$161,546	$3,936	$—	$—	$—	$18,931	$574,699
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,691	—	738	—	—	—	—	3,429
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$392,977	$161,546	$4,674	$—	$—	$—	$18,931	$578,128

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	September 30, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior

Land and land development
Risk Rating
Pass	$182,319	$131,121	$40,746	$25,779	$19,557	$19,604	$4,082	$423,208
Special Mention	—	—	—	—	—	—	—	—
Substandard	638	468	1,338	1,103	99	494	—	4,140
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$182,957	$131,589	$42,084	$26,882	$19,656	$20,098	$4,082	$427,348

Current period gross charge-offs	$218	$—	$—	$—	$—	$—	$—	$218

Commercial business
Risk Rating
Pass	$166,909	$119,256	$94,326	$144,140	$73,500	$272,465	$331,444	$1,202,040
Special Mention	—	—	1,482	65	13	215	20,776	22,551
Substandard	1,042	2,197	3,225	1,319	708	3,613	17,765	29,869
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$167,951	$121,453	$99,033	$145,524	$74,221	$276,293	$369,985	$1,254,460

Current period gross charge-offs	$—	$1,694	$908	$—	$18	$165	$417	$3,202

Agricultural business, including secured by farmland
Risk Rating
Pass	$14,266	$14,796	$35,747	$20,543	$22,862	$64,608	$139,172	$311,994
Special Mention	—	—	—	670	—	—	389	1,059
Substandard	6,569	1,229	4,540	8,427	1,239	11,625	8,202	41,831
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business, including secured by farmland	$20,835	$16,025	$40,287	$29,640	$24,101	$76,233	$147,763	$354,884

Current period gross charge-offs	$—	$—	$730	$361	$—	$1,325	$—	$2,416

	December 31, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$188,895	$171,046	$120,470	$152,940	$107,495	$174,221	$56,699	$971,766
Special Mention	2,452	—	—	—	9,444	—	1,997	13,893
Substandard	—	292	22,020	2,182	—	17,273	—	41,767
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$191,347	$171,338	$142,490	$155,122	$116,939	$191,494	$58,696	$1,027,426

Current period gross charge-offs	$—	$—	$351	$—	$—	$—	$—	$351

Commercial real estate - investment properties
Risk Rating
Pass	$128,132	$144,473	$209,107	$270,202	$142,808	$659,253	$51,925	$1,605,900
Special Mention	—	—	—	—	—	2,649	2,027	4,676
Substandard	—	—	5,724	—	—	7,372	—	13,096
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$128,132	$144,473	$214,831	$270,202	$142,808	$669,274	$53,952	$1,623,672

Multifamily real estate
Risk Rating
Pass	$124,675	$87,955	$206,373	$205,964	$94,637	$170,235	$2,461	$892,300
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,125	—	2,125
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$124,675	$87,955	$206,373	$205,964	$94,637	$172,360	$2,461	$894,425

	December 31, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior

Commercial construction
Risk Rating
Pass	$75,095	$34,032	$12,481	$—	$—	$—	$—	$121,608
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	754	—	—	—	754
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$75,095	$34,032	$12,481	$754	$—	$—	$—	$122,362

Multifamily construction
Risk Rating
Pass	$151,244	$226,411	$121,706	$—	$—	$—	$14,345	$513,706
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$151,244	$226,411	$121,706	$—	$—	$—	$14,345	$513,706

One- to four- family construction
Risk Rating
Pass	$445,602	$50,521	$10,744	$—	$—	$—	$322	$507,189
Special Mention	—	—	—	—	—	—	—	—
Substandard	6,293	738	—	—	—	—	—	7,031
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$451,895	$51,259	$10,744	$—	$—	$—	$322	$514,220

Current period gross charge-offs	$—	$—	$150	$—	$—	$—	$—	$150

	December 31, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior

Land and land development
Risk Rating
Pass	$197,490	$85,344	$33,283	$22,897	$9,575	$13,871	$1,106	$363,566
Special Mention	—	—	—	—	—	—	—	—
Substandard	3,764	1,098	396	277	562	—	—	6,097
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$201,254	$86,442	$33,679	$23,174	$10,137	$13,871	$1,106	$369,663

Commercial business
Risk Rating
Pass	$168,794	$129,476	$186,001	$97,590	$108,881	$192,416	$365,770	$1,248,928
Special Mention	241	—	657	818	—	727	12,022	14,465
Substandard	2,889	1,714	547	947	3,214	2,274	43,355	54,940
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$171,924	$131,190	$187,205	$99,355	$112,095	$195,417	$421,147	$1,318,333

Current period gross charge-offs	$2,301	$418	$—	$689	$—	$54	$558	$4,020

Agricultural business, including secured by farmland
Risk Rating
Pass	$22,330	$40,228	$19,475	$22,117	$12,746	$53,884	$127,755	$298,535
Special Mention	—	—	670	—	—	—	6,684	7,354
Substandard	1,962	8,980	9,999	1,183	3,367	8,850	50	34,391
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business, including secured by farmland	$24,292	$49,208	$30,144	$23,300	$16,113	$62,734	$134,489	$340,280

The following tables present the Company’s portfolio of non-risk-rated loans by class and delinquency status as of September 30, 2025 and December 31, 2024 (in thousands). In addition, the tables include the gross charge-offs for the nine months ended September 30, 2025 and the year ended December 31, 2024. Revolving loans that are converted to term loans are treated as new originations in the tables below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	September 30, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior

Small balance CRE
Past Due Category
Current	$78,673	$71,379	$83,986	$201,274	$204,521	$569,611	$—	$1,209,444
30-59 Days Past Due	—	—	—	—	—	119	—	119
60-89 Days Past Due	—	—	67	—	453	—	—	520
90 Days + Past Due	—	—	—	—	—	274	—	274
Total Small balance CRE	$78,673	$71,379	$84,053	$201,274	$204,974	$570,004	$—	$1,210,357

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Small business scored
Past Due Category
Current	$177,772	$193,616	$154,402	$210,999	$130,702	$162,228	$140,830	$1,170,549
30-59 Days Past Due	9	305	351	1,394	10	219	146	2,434
60-89 Days Past Due	—	50	49	1,211	2	—	31	1,343
90 Days + Past Due	483	216	1,006	136	231	491	—	2,563
Total Small business scored	$178,264	$194,187	$155,808	$213,740	$130,945	$162,938	$141,007	$1,176,889

Current period gross charge-offs	$53	$108	$620	$526	$142	$60	$—	$1,509

One- to four- family residential
Past Due Category
Current	$85,726	$203,381	$289,222	$511,006	$230,250	$242,897	$—	$1,562,482
30-59 Days Past Due	—	—	—	—	—	370	—	370
60-89 Days Past Due	—	1,623	1,094	775	188	1,137	—	4,817
90 Days + Past Due	—	2,509	1,876	4,281	4,199	2,071	—	14,936
Total One- to four- family residential	$85,726	$207,513	$292,192	$516,062	$234,637	$246,475	$—	$1,582,605

Current period gross charge-offs	$—	$—	$—	$—	$—	$13	$—	$13

	September 30, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$3,980	$1,143	$1,477	$6,251	$3,158	$8,662	$617,687	$642,358
30-59 Days Past Due	—	—	320	385	413	563	2,091	3,772
60-89 Days Past Due	—	100	392	99	70	307	—	968
90 Days + Past Due	—	—	716	513	—	861	—	2,090
Total Consumer—home equity revolving lines of credit	$3,980	$1,243	$2,905	$7,248	$3,641	$10,393	$619,778	$649,188

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer-other
Past Due Category
Current	$8,830	$6,821	$4,457	$21,576	$6,702	$20,160	$22,105	$90,651
30-59 Days Past Due	—	—	8	75	—	34	211	328
60-89 Days Past Due	—	—	—	—	4	34	78	116
90 Days + Past Due	—	—	—	5	—	—	—	5
Total Consumer-other	$8,830	$6,821	$4,465	$21,656	$6,706	$20,228	$22,394	$91,100

Current period gross charge-offs	$10	$18	$56	$77	$46	$152	$853	$1,212

	December 31, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior

Small balance CRE
Past Due Category
Current	$66,708	$87,829	$198,461	$209,983	$166,244	$484,567	$—	$1,213,792
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
90 Days + Past Due	—	—	—	—	—	—	—	—
Total Small balance CRE	$66,708	$87,829	$198,461	$209,983	$166,244	$484,567	$—	$1,213,792

Small business scored
Past Due Category
Current	$209,692	$172,327	$236,769	$146,220	$69,795	$123,250	$139,836	$1,097,889
30-59 Days Past Due	16	62	1,084	650	104	523	523	2,962
60-89 Days Past Due	—	823	75	252	—	88	30	1,268
90 Days + Past Due	—	135	1,349	343	5	166	—	1,998
Total Small business scored	$209,708	$173,347	$239,277	$147,465	$69,904	$124,027	$140,389	$1,104,117

Current period gross charge-offs	$82	$122	$522	$575	$47	$587	$—	$1,935

One- to four- family residential
Past Due Category
Current	$219,254	$306,523	$537,271	$246,070	$51,761	$207,017	$—	$1,567,896
30-59 Days Past Due	1,743	1,731	2,733	762	469	1,818	—	9,256
60-89 Days Past Due	533	570	1,635	270	442	1,099	—	4,549
90 Days + Past Due	—	2,000	2,459	2,983	1,156	961	—	9,559
Total One- to four- family residential	$221,530	$310,824	$544,098	$250,085	$53,828	$210,895	$—	$1,591,260

	December 31, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$4,551	$975	$6,884	$1,964	$2,243	$6,582	$595,115	$618,314
30-59 Days Past Due	—	100	1,571	98	—	335	1,532	3,636
60-89 Days Past Due	—	—	237	561	—	384	136	1,318
90 Days + Past Due	—	766	247	190	190	1,019	—	2,412
Total Consumer—home equity revolving lines of credit	$4,551	$1,841	$8,939	$2,813	$2,433	$8,320	$596,783	$625,680

Current period gross charge-offs	$—	$—	$58	$—	$11	$1	$110	$180

Consumer-other
Past Due Category
Current	$9,329	$6,333	$25,334	$8,243	$5,390	$17,374	$23,185	$95,188
30-59 Days Past Due	5	—	54	—	3	88	166	316
60-89 Days Past Due	2	15	20	39	—	1	94	171
90 Days + Past Due	—	—	45	—	—	—	—	45
Total Consumer-other	$9,336	$6,348	$25,453	$8,282	$5,393	$17,463	$23,445	$95,720

Current period gross charge-offs	$9	$50	$105	$71	$37	$211	$1,247	$1,730

The following tables provide the amortized cost basis of collateral-dependent loans as of September 30, 2025 and December 31, 2024 (in thousands). Our collateral dependent loans presented in the tables below have no significant concentrations by property type or location.

	September 30, 2025
	Real Estate	Equipment	Inventory	Total
Commercial real estate:
Small balance CRE	$453	$—	$—	$453
One- to four-family construction	738	—	—	738
Land and land development	1,334	—	—	1,334
Commercial business
Commercial business	—	—	1,460	1,460
Small business scored	235	—	—	235
Agricultural business, including secured by farmland	4,218	1,491	—	5,709
One- to four-family residential	9,549	—	—	9,549
Consumer:
Consumer—home equity revolving lines of credit	895	—	—	895
Total	$17,422	$1,491	$1,460	$20,373

	December 31, 2024
	Real Estate	Accounts Receivable	Equipment	Inventory	Total
Commercial real estate:
Owner-occupied	$2,182	$—	$—	$—	$2,182
One- to four-family construction	1,834	—	—	—	1,834
Land and land development	1,622	—	—	—	1,622
Commercial business
Commercial business	—	1,789	1,660	427	3,876
Small business scored	623	—	—	—	623
Agricultural business, including secured by farmland	5,013	—	3,447	—	8,460
One- to four-family residential	5,374	—	—	—	5,374
Consumer—home equity revolving lines of credit	977	—	—	—	977
Total	$17,625	$1,789	$5,107	$427	$24,948

The following tables provide additional detail on the age analysis of the Company’s past due loans as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$—	$9	$9	$1,134,550	$1,134,559	$9	$9	$—
Investment properties	—	—	—	—	1,652,141	1,652,141	—	—	—
Small balance CRE	119	520	274	913	1,209,444	1,210,357	451	451	274
Multifamily real estate	—	—	—	—	860,650	860,650	—	—	—
Construction, land and land development:
Commercial construction	—	—	—	—	144,125	144,125	—	—	—
Multifamily construction	—	—	—	—	586,104	586,104	—	—	—
One- to four-family construction	—	—	737	737	577,391	578,128	738	738	—
Land and land development	—	146	2,749	2,895	424,453	427,348	753	3,502	—
Commercial business:
Commercial business	1,808	—	2,553	4,361	1,250,099	1,254,460	2	3,196	—
Small business scored	2,434	1,343	2,563	6,340	1,170,549	1,176,889	233	3,628	166
Agricultural business, including secured by farmland	169	1,155	1,548	2,872	352,012	354,884	2,644	5,765	—
One- to four-family residential	370	4,817	14,936	20,123	1,562,482	1,582,605	9,053	16,576	834
Consumer:
Consumer—home equity revolving lines of credit	3,772	968	2,090	6,830	642,358	649,188	895	4,872	—
Consumer—other	328	116	5	449	90,651	91,100	—	5	—
Total	$9,000	$9,065	$27,464	$45,529	$11,657,009	$11,702,538	$14,778	$38,742	$1,274

(1)     The Company did not recognize any interest income on non-accrual loans during the nine months ended September 30, 2025.

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$—	$2,182	$2,182	$1,025,244	$1,027,426	$—	$2,182	$—
Investment properties	—	—	—	—	1,623,672	1,623,672	—	—	—
Small balance CRE	—	—	—	—	1,213,792	1,213,792	—	4	—
Multifamily real estate	—	—	—	—	894,425	894,425	—	—	—
Construction, land and land development:
Commercial construction	754	—	—	754	121,608	122,362	—	—	—
Multifamily construction	—	—	—	—	513,706	513,706	—	—	—
One- to four-family construction	—	—	738	738	513,482	514,220	1,834	1,834	—
Land and land development	1,600	796	1,568	3,964	365,699	369,663	1,622	2,129	—
Commercial business:
Commercial business	2,025	—	1,012	3,037	1,315,296	1,318,333	123	4,103	—
Small business scored	2,962	1,268	1,998	6,228	1,097,889	1,104,117	623	2,964	—
Agricultural business, including secured by farmland	190	—	7,077	7,267	333,013	340,280	4,829	8,485	—
One-to four-family residential	9,256	4,549	9,559	23,364	1,567,896	1,591,260	5,374	10,016	369
Consumer:
Consumer—home equity revolving lines of credit	3,636	1,318	2,412	7,366	618,314	625,680	977	4,790	35
Consumer—other	316	171	45	532	95,188	95,720	—	45	—
Total	$20,739	$8,102	$26,591	$55,432	$11,299,224	$11,354,656	$15,382	$36,552	$404

(1)     The Company did not recognize any interest income on non-accrual loans during the year ended December 31, 2024.

The following tables provide the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended September 30, 2025
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$41,036	$9,918	$34,124	$38,591	$6,216	$20,917	$9,699	$160,501
Provision/(recapture) for credit losses	119	(17)	513	(526)	1,007	(445)	733	1,384
Recoveries	36	—	725	99	99	13	78	1,050
Charge-offs	—	—	(218)	(518)	(2,054)	—	(438)	(3,228)
Ending balance	$41,191	$9,901	$35,144	$37,646	$5,268	$20,485	$10,072	$159,707

	For the Nine Months Ended September 30, 2025
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$40,830	$10,308	$29,038	$38,611	$5,727	$20,807	$10,200	$155,521
Provision/(recapture) for credit losses	215	(407)	5,599	2,729	1,847	(568)	719	10,134
Recoveries	146	—	725	1,017	110	259	365	2,622
Charge-offs	—	—	(218)	(4,711)	(2,416)	(13)	(1,212)	(8,570)
Ending balance	$41,191	$9,901	$35,144	$37,646	$5,268	$20,485	$10,072	$159,707

	For the Three Months Ended September 30, 2024
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$39,064	$8,253	$31,597	$38,835	$4,045	$20,906	$10,148	$152,848
Provision/(recapture) for credit losses	911	1,980	(3,130)	745	1,294	(457)	624	1,967
Recoveries	65	—	—	613	1	14	41	734
Charge-offs	—	—	(145)	(414)	—	—	(405)	(964)
Ending balance	$40,040	$10,233	$28,322	$39,779	$5,340	$20,463	$10,408	$154,585

	For the Nine Months Ended September 30, 2024
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$44,384	$9,326	$28,095	$35,464	$3,865	$19,271	$9,238	$149,643
(Recapture)/provision for credit losses	(5,549)	907	372	4,957	1,173	1,145	2,339	5,344
Recoveries	1,552	—	—	1,718	302	47	312	3,931
Charge-offs	(347)	—	(145)	(2,360)	—	—	(1,481)	(4,333)
Ending balance	$40,040	$10,233	$28,322	$39,779	$5,340	$20,463	$10,408	$154,585

Note 5: GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At September 30, 2025, intangible assets are comprised of goodwill and core deposit intangibles (CDI) acquired in business combinations. Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed at least annually for impairment. The Company has identified one reporting unit for the purpose of evaluating goodwill for impairment. The Company completed an assessment of qualitative factors as of December 31, 2024 and concluded that no further analysis was required as it was more likely than not that the fair value of the reporting unit exceeded the carrying value.

CDI represents the value of transaction-related deposits and the value of the client relationships associated with the deposits. The Company amortizes CDI assets over their estimated useful lives and reviews them at least annually for events or circumstances that could impair their value.

The following table summarizes the changes in the Company’s goodwill and other intangibles for the year ended December 31, 2024 and the nine months ended September 30, 2025 (in thousands):

	Goodwill	CDI	Total
Balance, December 31, 2023	$373,121	$5,684	$378,805
Amortization	—	(2,626)	(2,626)
Balance, December 31, 2024	373,121	3,058	376,179
Amortization	—	(1,252)	(1,252)
Balance, September 30, 2025	$373,121	$1,806	$374,927

The following table presents the estimated amortization expense with respect to CDI as of September 30, 2025, for the periods indicated (in thousands):

Estimated Amortization
Remainder of 2025	$315
2026	904
2027	426
2028	126
2029	35
$1,806

Mortgage Servicing Rights:  Mortgage and Small Business Administration (SBA) servicing rights are reported in other assets.  SBA servicing rights are initially recorded and carried at fair value. Mortgage servicing rights are initially recognized at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  The unpaid principal balance of loans for which mortgage and SBA servicing rights have been recognized totaled $2.80 billion and $2.84 billion at September 30, 2025 and December 31, 2024, respectively.  Custodial accounts maintained in connection with this servicing totaled $30.5 million and $12.2 million at September 30, 2025 and December 31, 2024, respectively.

An analysis of the mortgage and SBA servicing rights for the three and nine months ended September 30, 2025 and 2024 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of the period	$13,265	$14,010	$13,487	$14,649
Additions—amounts capitalized	550	391	1,793	1,175
Additions—through purchase	—	56	2	165
Amortization (1)	(815)	(827)	(2,451)	(2,430)
Fair value adjustments (2)	84	(21)	253	50
Impairment valuation adjustments (3)	—	(6)	—	(6)
Balance, end of the period	$13,084	$13,603	$13,084	$13,603

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

Note 6: DEPOSITS

Deposits consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Non-interest-bearing accounts	$4,572,338	$4,591,543
Interest-bearing checking	2,734,822	2,393,864
Regular savings accounts	3,705,823	3,478,423
Money market accounts	1,462,570	1,550,896
Total interest-bearing transaction and savings accounts	7,903,215	7,423,183
Certificates of deposit:
Certificates of deposit greater than or equal to $250,000	533,790	487,515
Certificates of deposit less than $250,000	1,006,592	1,012,157
Total certificates of deposit	1,540,382	1,499,672
Total deposits	$14,015,935	$13,514,398
Included in total deposits:
Public fund transaction and savings accounts	$370,191	$414,413
Public fund interest-bearing certificates	35,660	25,423
Total public deposits	$405,851	$439,836
Total brokered certificates of deposit	$49,989	$50,346

Scheduled maturities and weighted average interest rates of certificates of deposit at September 30, 2025, are as follows (dollars in thousands):

	September 30, 2025
	Amount	Weighted Average Rate
Maturing in one year or less	$1,482,139	3.47%
Maturing after one year through two years	40,747	2.29
Maturing after two years through three years	9,499	0.65
Maturing after three years through four years	2,397	0.87
Maturing after four years through five years	5,112	2.75
Maturing after five years	488	0.50
Total certificates of deposit	$1,540,382	3.41%

Note 7: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2025 and December 31, 2024, whether or not recognized or recorded in the Consolidated Statements of Financial Condition (dollars in thousands):

		September 30, 2025		December 31, 2024
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$672,863	$672,863	$501,858	$501,858
Securities—available-for-sale	2	1,989,454	1,989,454	2,078,826	2,078,826
Securities—available-for-sale	3	29,071	29,071	25,685	25,685
Securities—held-to-maturity	2	965,401	809,271	995,237	819,230
Securities—held-to-maturity	3	6,202	6,163	6,327	6,298
Loans held for sale	2	20,334	20,599	32,021	32,215
Loans receivable, net	3	11,542,831	11,445,723	11,199,135	10,894,024
Equity securities	1	510	510	481	481
FHLB stock	3	14,226	14,226	22,451	22,451
Bank-owned life insurance	1	317,469	317,469	312,549	312,549
Mortgage servicing rights	3	11,962	35,526	12,618	37,926
SBA servicing rights	3	1,122	1,122	869	869
Investments in limited partnerships	3	16,929	16,929	13,955	13,955
Derivatives:
Interest rate swaps	2	10,292	10,292	14,507	14,507
Interest rate lock and forward sales commitments	2,3	319	319	331	331
Liabilities:
Demand, interest checking and money market accounts	2	8,769,730	8,769,730	8,536,303	8,536,303
Regular savings	2	3,705,823	3,705,823	3,478,423	3,478,423
Certificates of deposit	2	1,540,382	1,535,106	1,499,672	1,492,829
FHLB advances	2	100,000	100,000	290,000	290,000
Other borrowings	2	120,536	120,536	125,257	125,257
Subordinated notes, net	2	—	—	80,278	78,832
Junior subordinated debentures	3	76,251	76,251	67,477	67,477
Derivatives:
Interest rate swaps	2	19,913	19,913	30,184	30,184
Interest rate lock and forward sales commitments	2,3	106	106	2	2
Risk participation agreement	2	8	8	6	6

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency obligations	$—	$6,548	$—	$6,548
Municipal bonds	—	131,215	—	131,215
Corporate bonds	—	94,633	29,071	123,704
Mortgage-backed or related securities	—	1,621,976	—	1,621,976
Asset-backed securities	—	135,082	—	135,082
	—	1,989,454	29,071	2,018,525

Loans held for sale(1)	—	12,570	—	12,570
Equity securities	510	—	—	510
SBA servicing rights	—	—	1,122	1,122
Investment in limited partnerships	—	—	16,929	16,929

Derivatives
Interest rate swaps	—	10,292	—	10,292
Interest rate lock and forward sales commitments	—	—	319	319
	$510	$2,012,316	$47,441	$2,060,267
Liabilities:
Junior subordinated debentures	$—	$—	$76,251	$76,251
Derivatives
Interest rate swaps	—	19,913	—	19,913
Interest rate lock and forward sales commitments	—	44	62	106
Risk participation agreement	—	8	—	8
	$—	$19,965	$76,313	$96,278

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency obligations	$—	$7,933	$—	$7,933
Municipal bonds	—	123,982	—	123,982
Corporate bonds	—	99,305	25,685	124,990
Mortgage-backed or related securities	—	1,676,848	—	1,676,848
Asset-backed securities	—	170,758	—	170,758
	—	2,078,826	25,685	2,104,511

Loans held for sale(1)	—	26,185	—	26,185
Equity securities	481	—	—	481
SBA servicing rights	—	—	869	869
Investment in limited partnerships	—	—	13,955	13,955

Derivatives
Interest rate swaps	—	14,507	—	14,507
Interest rate lock and forward sales commitments	—	221	110	331
	$481	$2,119,739	$40,619	$2,160,839
Liabilities:
Junior subordinated debentures	$—	$—	$67,477	$67,477
Derivatives
Interest rate swaps	—	30,184	—	30,184
Interest rate lock and forward sales commitments	—	—	2	2
Risk participation agreement	—	6	—	6
	$—	$30,190	$67,479	$97,669

(1)    The unpaid principal balance of residential mortgage loans held for sale carried at fair value on a recurring basis was $12.2 million and $25.7 million at September 30, 2025 and December 31, 2024, respectively.

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2025 and December 31, 2024.  The factors used in the fair value estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, and quantitative and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and non-recurring basis at September 30, 2025 and December 31, 2024:

			Weighted Average Rate or Range
Financial Instruments	Valuation Technique	Unobservable Inputs	September 30, 2025	December 31, 2024
Corporate bonds (TPS)	Discounted cash flows	Discount rate	7.74%	9.57%
Junior subordinated debentures	Discounted cash flows	Discount rate	7.74%	9.57%
Loans individually evaluated	Collateral valuations	Discount to appraised value	0% to 50%	0% to 75%
Interest rate lock commitments	Pricing model	Pull-through rate	90.11%	92.34%
SBA servicing rights	Discounted cash flows	Constant prepayment rate	17.78%	18.85%

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

Junior subordinated debentures: Similar to the TPS discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner’s credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of September 30, 2025, or the passage of time, will result in negative fair value adjustments. At September 30, 2025, the discount rate utilized was based on a credit spread of 376 basis points and three-month SOFR of 398 basis points.

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

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30, 2025
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$27,944	$73,366	$491	$15,560	$1,038
Net change recognized in earnings	81	—	(234)	225	84
Net change recognized in accumulated other comprehensive income (AOCI)	1,046	2,885	—	—	—
Purchases, issuances and settlements	—	—	—	649	—
Ending balance at September 30, 2025	$29,071	$76,251	$257	$16,434	$1,122

	Nine Months Ended September 30, 2025
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$25,685	$67,477	$108	$13,955	$869
Net change recognized in earnings	234	—	149	597	253
Net change recognized in AOCI	3,152	8,774	—	—	—
Purchases, issuances and settlements	—	—	—	1,882	—
Ending balance at September 30, 2025	$29,071	$76,251	$257	$16,434	$1,122

	Three Months Ended September 30, 2024
	Level 3 Fair Value Inputs
	TPS	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$25,433	$66,831	$257	$13,417	$811
Net change recognized in earnings	66	—	84	(43)	(21)
Net change recognized in AOCI	(280)	(574)	—	—	—
Purchases, issuances and settlements	—	—	—	208	—
Ending balance at September 30, 2024	$25,219	$66,257	$341	$13,582	$790

	Nine Months Ended September 30, 2024
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$25,304	$66,413	$251	$13,475	$740
Net change recognized in earnings	195	—	90	(1,137)	50
Net change recognized in AOCI	(280)	(156)	—	—	—
Purchases, issuances and settlements	—	—	—	1,244	—
Ending balance at September 30, 2024	$25,219	$66,257	$341	$13,582	$790

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

Items Measured at Fair Value on a Non-recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$5,879	$5,879
Real estate owned (REO)	—	—	5,272	5,272

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$6,590	$6,590
REO	—	—	2,367	2,367
The following table presents the gains and losses resulting from non-recurring fair value adjustments for the three and nine months ended September 30, 2025 and 2024 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loans individually evaluated	$(730)	$—	$(730)	$(347)

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
Note 8: INCOME TAXES, DEFERRED TAXES, AND TAX CREDIT INVESTMENTS

As of September 30, 2025, the Company had a net deferred tax asset of $130.4 million. In addition, the Company has estimated $2.0 million of unrecognized tax benefits related to uncertain tax positions.

The Company recorded income tax expense of $33.7 million and $28.9 million for the nine months ended September 30, 2025 and 2024, respectively, representing effective tax rates of 18.9% and 19.1%, respectively. The effective tax rates differed from the statutory rate principally due to the effects of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Tax Credit Investments:
Total commitments	$193,160	$153,618
Unfunded commitments	112,518	94,416

The following table presents other information related to the Company’s tax credit investments for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Tax credits and other tax benefits recognized	$4,380	$2,760	$13,139	$9,086
Tax credit amortization expense included in provision for income taxes	3,438	2,559	10,458	7,577

Note 9: CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings per share data for the three and nine months ended September 30, 2025 and 2024 (in thousands, except shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$53,502	$45,153	$144,133	$122,507

Basic weighted average shares outstanding	34,494,824	34,498,830	34,543,969	34,459,662
Dilutive effect of unvested restricted stock	164,522	151,492	186,134	115,836
Diluted weighted average shares outstanding	34,659,346	34,650,322	34,730,103	34,575,498
Earnings per common share
Basic	$1.55	$1.31	$4.17	$3.56
Diluted	$1.54	$1.30	$4.15	$3.54
Anti-dilutive restricted stock excluded from the diluted weighted average shares outstanding calculation	—	860	—	3,950

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

The Company reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of September 30, 2025, 585,516 restricted stock units have been granted under the 2014 Plan of which 96,468 restricted stock units were unvested. No further awards will be granted under the 2014 Plan.

The Company reserved 900,000 shares of common stock for issuance under the 2018 Plan in connection with the exercise of awards. As of September 30, 2025, 891,029 restricted stock units have been granted under the 2018 Plan of which 221,840 restricted stock units were unvested.

The Company reserved 625,000 shares of common stock for issuance under the 2023 Plan in connection with the exercise of awards. As of September 30, 2025, 7,720 restricted stock shares and 122,370 restricted stock units have been granted under the 2023 Plan of which 2,793 restricted stock shares and 112,572 restricted stock units were unvested.

The expense associated with all restricted stock grants (including restricted stock shares and restricted stock units) was $2.7 million and $7.6 million for the three and nine month periods ended September 30, 2025, and was $2.6 million and $7.2 million for the three and nine month periods ended September 30, 2024, respectively. Unrecognized compensation expense for these awards as of September 30, 2025, was $16.7 million and will be recognized over a weighted average period of 12 months.

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

Outstanding commitments consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	September 30, 2025	December 31, 2024
Commitments to extend credit	$3,838,654	$3,857,782
Standby letters of credit and financial guarantees	19,705	28,287
Risk participation agreements	41,719	43,913

Commitments to originate loans held for sale	50,041	35,512
Commitments to sell loans secured by one- to four-family residential properties	28,000	17,963
Commitments to sell securities related to mortgage banking activities	33,000	37,500

In addition to the commitments disclosed in the table above, the Company is also committed to funding the unfunded portion of its tax credit investments, as well as the remaining unfunded portion of its investments in limited partnerships. As of September 30, 2025 and December 31, 2024, the remaining outstanding commitments related to the unfunded tax credit investments and limited partnership investments were as follows (in thousands):

Unfunded commitment balance for:	September 30, 2025	December 31, 2024
Tax credit investments	$112,518	$94,416
Limited partnerships investments	$11,940	$14,706

Commitments to extend credit are agreements to lend to a client, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each client’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the client. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company’s allowance for credit losses - unfunded loan commitments at September 30, 2025 and December 31, 2024 was $14.0 million and $13.6 million, respectively.

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

Interest rates on one- to four-family residential loan applications are typically rate locked (committed) to clients during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments have the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the client. The Bank then attempts to deliver these loans before their rate locks expire. This arrangement generally requires delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans may require a lock extension. The cost of a lock extension is sometimes covered by the client and other times by the Bank. These lock extension costs have not had a material impact to the Company’s operations. For mandatory delivery commitments the Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during the three and nine months ended September 30, 2025 or September 30, 2024. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to clients and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract. Changes in the value of rate lock commitments are recorded as assets and liabilities.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counterclaims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Bank holds a security interest.  Based upon the information known to management, there were no legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at September 30, 2025.

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

As of September 30, 2025 and December 31, 2024, the notional values or contractual amounts and fair values of the Company’s derivatives were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2025		December 31, 2024		September 30, 2025		December 31, 2024
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
Interest rate swaps	$399,859	$19,873	$386,995	$30,134	$399,859	$19,913	$386,995	$30,184
Master netting agreements		(9,581)		(15,627)		—		—
Cash offset/(settlement)		—		—		—		—
Net interest rate swaps		10,292		14,507		19,913		30,184
Risk participation agreements	642	—	817	—	41,077	8	43,097	6
Mortgage loan commitments	50,041	319	30,085	108	—	—	5,427	2
Forward sales contracts	6,788	—	49,628	223	46,449	106	—	—
Total	$457,330	$10,611	$467,525	$14,838	$487,385	$20,027	$435,519	$30,192

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

Gains (losses) recognized in income within mortgage banking operations on non-designated hedging instruments for the three and nine months ended September 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Mortgage loan commitments	$(173)	$84	$432	$157
Forward sales contracts	(434)	(771)	(1,243)	(691)
	$(607)	$(687)	$(811)	$(534)

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between the Bank and the dealer counterparties, the agreements contain a provision where if the Bank fails to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required the Bank to maintain a specific capital level. If the Bank had breached any of these provisions at September 30, 2025 or December 31, 2024, it could have been required to settle its obligations under the agreements at the termination value. As of September 30, 2025 and December 31, 2024, the Company had no obligations to dealer counterparties related to these agreements. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $16.9 million and $19.9 million as of September 30, 2025 and December 31, 2024, respectively. The collateral posted included restricted cash of $15.9 million and $18.9 million as of September 30, 2025 and December 31, 2024, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable. In addition, some interest rate swap derivatives between the Company and the dealer counterparties are cleared through central clearing houses. These clearing houses characterize the variation margin payments as settlements of the derivative’s market exposure and not as collateral. The variation margin is treated as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative asset or liability. The variation margin adjustment was a positive adjustment of $9.6 million and a positive adjustment of $15.6 million as of September 30, 2025 and December 31, 2024, respectively.

The following tables present additional information related to the Company’s derivative contracts, by type of financial instrument, as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$19,873	$(9,581)	$10,292	$—	$—	$10,292
	$19,873	$(9,581)	$10,292	$—	$—	$10,292
Derivative liabilities
Interest rate swaps	$19,913	$—	$19,913	$—	$(15,228)	$4,685
	$19,913	$—	$19,913	$—	$(15,228)	$4,685

	December 31, 2024
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$30,134	$(15,627)	$14,507	$—	$—	$14,507
	$30,134	$(15,627)	$14,507	$—	$—	$14,507
Derivative liabilities
Interest rate swaps	$30,184	$—	$30,184	$—	$(18,228)	$11,956
	$30,184	$—	$30,184	$—	$(18,228)	$11,956

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

The Company’s performance is assessed based on net income that is reported on our Consolidated Statements of Operations with consolidated net income being the primary measure to evaluate resource allocations. In addition to our consolidated financial statements, the operating and financial condition data below is used to monitor budget versus actual results and assess performance:

OPERATING DATA:	Quarters Ended			Nine Months Ended
(In thousands)	Sep 30, 2025	Jun 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Interest income	$205,848	$200,259	$195,841	$599,975	$569,667
Interest expense	55,859	55,860	60,166	164,504	168,487
Net interest income	149,989	144,399	135,675	435,471	401,180
Provision for credit losses	2,670	4,795	1,692	10,604	4,581
Non-interest income	20,730	17,751	18,063	57,589	46,853
Non-interest expense	102,022	101,348	96,291	304,629	292,060
Net income	$53,502	$45,496	$45,153	$144,133	$122,507

FINANCIAL CONDITION DATA:	Quarters Ended
(In thousands)	Sep 30, 2025	Jun 30, 2025	Dec 31, 2024	Sep 30, 2024
Cash and securities (1)	$3,662,991	$3,529,241	$3,607,933	$3,730,637
Loans receivable, net	11,542,831	11,529,872	11,199,135	11,070,021
Total assets	16,563,081	16,437,169	16,200,037	16,188,676
Core deposits	12,475,553	12,049,519	12,014,726	12,016,295
Total deposits	14,015,935	13,527,291	13,514,398	13,538,148

KEY FINANCIAL RATIOS:	Quarters Ended			Nine Months Ended
	Sep 30, 2025	Jun 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Performance Ratios:
Return on average assets (2)	1.30%	1.13%	1.13%	1.19%	1.04%
Net interest margin (tax equivalent) (3)	3.98	3.92	3.72	3.94	3.72
Non-interest expense to average assets	2.48	2.52	2.42	2.53	2.48
Efficiency ratio (4)	59.76	62.50	62.63	61.78	65.19

(1)Includes available-for-sale and held-to-maturity securities.
(2)Net income divided by average assets.
(3)Net interest income as a percent of average interest-earning assets on a tax equivalent basis.
(4)Non-interest expenses divided by the total of net interest income and non-interest income.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Banner is a bank holding company incorporated in the State of Washington, which wholly owns its subsidiary bank, Banner Bank. The Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington, and as of September 30, 2025, it had 135 branch offices and 14 loan production offices located in Washington, Oregon, California, Idaho, Utah and Nevada.  Banner is subject to regulation by the Federal Reserve.  The Bank is subject to regulation by the Washington State Department of Financial Institutions – Division of Banks (the DFI) and the Federal Deposit Insurance Corporation (the FDIC).  As of September 30, 2025, we had total consolidated assets of $16.56 billion, total loans of $11.70 billion, total deposits of $14.02 billion and total shareholders’ equity of $1.91 billion.

The Bank is a regional bank that offers a wide variety of commercial banking services and financial products to individuals, businesses and public sector entities in its primary market areas.  The Bank’s primary business is that of traditional banking institutions, accepting deposits and originating loans in locations surrounding our offices.  The Bank is also an active participant in secondary loan markets, engaging in mortgage banking operations through the origination and sale of one- to four-family residential loans.  Lending activities include commercial business and commercial real estate loans, agriculture business loans, construction and land development loans, one- to four-family and multifamily residential loans, SBA loans and consumer loans.

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

Third Quarter 2025 Financial Highlights
•Net interest margin, on a tax equivalent basis, was 3.98% for current quarter, compared to 3.92% in the preceding quarter.
•Revenue was $170.7 million for the third quarter of 2025, compared to $162.2 million in the preceding quarter.
•Net interest income was $150.0 million in the third quarter of 2025, compared to $144.4 million in the preceding quarter.
•Mortgage banking operations revenue was $3.3 million for the third quarter of 2025, compared to $3.2 million in the preceding quarter.
•Return on average assets was 1.30%, compared to 1.13% in the preceding quarter.
•Net loans receivable were $11.54 billion at September 30, 2025, compared to $11.53 billion at June 30, 2025.
•Total deposits increased to $14.02 billion at September 30, 2025, compared to $13.53 billion at June 30, 2025.
•Core deposits represented 89% of total deposits at September 30, 2025.
•Non-performing assets were $45.3 million, or 0.27% of total assets, at September 30, 2025, compared to $49.8 million, or 0.30% of total assets at June 30, 2025.
•The allowance for credit losses - loans was $159.7 million, or 1.36% of total loans receivable, as of September 30, 2025, compared to $160.5 million, or 1.37% of total loans receivable, at June 30, 2025.
•Dividends paid to shareholders were $0.48 per share in the quarter ended September 30, 2025.
•Common shareholders’ equity per share increased 3% to $55.71 at September 30, 2025, compared to $53.95 at June 30, 2025.
•Tangible common shareholders’ equity per share* increased 4% to $44.79 at September 30, 2025, compared to $43.09 at June 30, 2025.
•Repurchased 250,000 shares of Banner common stock during the third quarter of 2025 at an average price of $63.11 per share.

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

	Quarters Ended			Nine Months Ended September 30,
	Sep 30, 2025	Jun 30, 2025	Sep 30, 2024	2025	2024
ADJUSTED REVENUE
Net interest income (GAAP)	$149,989	$144,399	$135,675	$435,471	$401,180
Non-interest income (GAAP)	20,730	17,751	18,063	57,589	46,853
Total revenue (GAAP)	170,719	162,150	153,738	493,060	448,033
Exclude: Net (gain) loss on sale of securities	(377)	3	—	(374)	5,465
Net change in valuation of financial instruments carried at fair value	(223)	(88)	(39)	(626)	1,143
(Gains) losses on building and lease exits	(1,373)	919	—	(454)	—
Adjusted revenue (non-GAAP)	$168,746	$162,984	$153,699	$491,606	$454,641

	Quarters Ended			Nine Months Ended September 30,
	Sep 30, 2025	Jun 30, 2025	Sep 30, 2024	2025	2024
ADJUSTED EARNINGS
Net income (GAAP)	$53,502	$45,496	$45,153	$144,133	$122,507
Exclude: Net (gain) loss on sale of securities	(377)	3	—	(374)	5,465
Net change in valuation of financial instruments carried at fair value	(223)	(88)	(39)	(626)	1,143
Building and lease exit costs, net	(331)	1,753	—	1,422	—
Related net tax expense (benefit)	224	(401)	9	(101)	(1,586)
Total adjusted earnings (non-GAAP)	$52,795	$46,763	$45,123	$144,454	$127,529
Diluted earnings per share (GAAP)	$1.54	$1.31	$1.30	$4.15	$3.54
Adjusted diluted earnings per share (non-GAAP)	$1.52	$1.35	$1.30	$4.16	$3.69
Return on average assets	1.30%	1.13%	1.13%	1.19%	1.04%
Adjusted return on average assets (1)	1.28%	1.16%	1.13%	1.20%	1.08%
Return on average equity	11.33%	9.92%	10.39%	10.49%	9.76%
Adjusted return on average equity (2)	11.18%	10.20%	10.39%	10.51%	10.16%

	Quarters Ended			Nine Months Ended September 30,
	Sep 30, 2025	Jun 30, 2025	Sep 30, 2024	2025	2024
ADJUSTED EFFICIENCY RATIO
Non-interest expense (GAAP)	$102,022	$101,348	$96,291	$304,629	$292,060
Exclude: CDI amortization	(341)	(455)	(590)	(1,252)	(2,037)
State and municipal tax expense	(1,655)	(1,416)	(1,432)	(4,525)	(4,130)
REO operations	(203)	(392)	(103)	(534)	(180)
Building and lease exit costs	(1,042)	(834)	—	(1,876)	—
Adjusted non-interest expense (non-GAAP)	$98,781	$98,251	$94,166	$296,442	$285,713
Net interest income (GAAP)	$149,989	$144,399	$135,675	$435,471	$401,180
Non-interest income (GAAP)	20,730	17,751	18,063	57,589	46,853
Total revenue (GAAP)	170,719	162,150	153,738	493,060	448,033
Exclude: Net (gain) loss on sale of securities	(377)	3	—	(374)	5,465
Net change in valuation of financial instruments carried at fair value	(223)	(88)	(39)	(626)	1,143
(Gains) losses on building and lease exits	(1,373)	919	—	(454)	—
Adjusted revenue (non-GAAP)	$168,746	$162,984	$153,699	$491,606	$454,641
Efficiency ratio (GAAP)	59.76%	62.50%	62.63%	61.78%	65.19%
Adjusted efficiency ratio (non-GAAP) (3)	58.54%	60.28%	61.27%	60.30%	62.84%
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

TANGIBLE COMMON SHAREHOLDERS’ EQUITY TO TANGIBLE ASSETS
	September 30, 2025	June 30, 2025	December 31, 2024	September 30, 2024
Shareholders’ equity (GAAP)	$1,912,892	$1,865,664	$1,774,326	$1,793,721
Exclude goodwill and other intangible assets, net	374,927	375,268	376,179	376,768
Tangible common shareholders’ equity (non-GAAP)	$1,537,965	$1,490,396	$1,398,147	$1,416,953
Total assets (GAAP)	$16,563,081	$16,437,169	$16,200,037	$16,188,676
Exclude goodwill and other intangible assets, net	374,927	375,268	376,179	376,768
Total tangible assets (non-GAAP)	$16,188,154	$16,061,901	$15,823,858	$15,811,908
Common shareholders’ equity to total assets (GAAP)	11.55%	11.35%	10.95%	11.08%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	9.50%	9.28%	8.84%	8.96%

TANGIBLE COMMON SHAREHOLDERS’ EQUITY PER SHARE
	September 30, 2025	June 30, 2025	December 31, 2024	September 30, 2024
Shareholders’ equity (GAAP)	$1,912,892	$1,865,664	$1,774,326	$1,793,721
Tangible common shareholders’ equity (non-GAAP)	$1,537,965	$1,490,396	$1,398,147	$1,416,953
Common shares outstanding at end of period	34,335,297	34,583,994	34,459,832	34,456,688
Common shareholders’ equity (book value) per share (GAAP)	$55.71	$53.95	$51.49	$52.06
Tangible common shareholders’ equity (tangible book value) per share (non-GAAP)	$44.79	$43.09	$40.57	$41.12

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

Summary of Critical Accounting Estimates

Our critical accounting estimates are described in detail in the Critical Accounting Estimates section of our 2024 Form 10-K. The condensed consolidated financial statements are prepared in conformity with GAAP and follow general practices within the financial services industry in which the Company operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements. As this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain estimates inherently have a greater reliance on the use of assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes that the allowance for credit losses and fair value measurements require significant judgments and assumptions which are susceptible to significant changes based on the current environment. There have been no significant changes in our application of critical accounting estimates since December 31, 2024.

Comparison of Financial Condition at September 30, 2025 and December 31, 2024

General:  Total assets increased $363.0 million to $16.56 billion at September 30, 2025, from $16.20 billion at December 31, 2024. The increase compared to year end was primarily due to loan growth and an increase in cash, specifically our interest-bearing deposits in other banks, partially offset by a decrease in securities.

Loans and lending: Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a total loans to total deposits ratio at a level designed to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. Our loan to deposit ratio at September 30, 2025 was 84%. We offer a wide range of loan products to meet the demands of our clients. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Total loans receivable (gross loans less deferred fees and discounts and excluding loans held for sale) increased $347.9 million at September 30, 2025, compared to December 31, 2024, reflecting increases across all loan categories except small balance CRE, multifamily real estate loans, commercial business loans, one- to four-family residential loans and other consumer loans.

The following table sets forth the composition of the Company’s loans receivable by type of loan as of the dates indicated (dollars in thousands):

				Percentage Change
	Sep 30, 2025	Dec 31, 2024	Sep 30, 2024	Year End	Prior Year Qtr. End
Commercial real estate:
Owner-occupied	$1,134,559	$1,027,426	$990,516	10%	15%
Investment properties	1,652,141	1,623,672	1,583,863	2	4
Small balance CRE	1,210,357	1,213,792	1,218,822	—	(1)
Total Commercial real estate	3,997,057	3,864,890	3,793,201	3	5
Multifamily real estate	860,650	894,425	889,866	(4)	(3)
Construction, land and land development:
Commercial construction	144,125	122,362	124,051	18	16
Multifamily construction	586,104	513,706	524,108	14	12
One- to four-family construction	578,128	514,220	507,350	12	14
Land and land development	427,348	369,663	370,690	16	15
Total Construction, land and land development	1,735,705	1,519,951	1,526,199	14	14
Commercial business:
Commercial business	1,254,460	1,318,333	1,281,615	(5)	(2)
Small business scored	1,176,889	1,104,117	1,087,714	7	8
Total Commercial business	2,431,349	2,422,450	2,369,329	—	3
Agricultural business, including secured by farmland	354,884	340,280	346,686	4	2
One- to four-family residential	1,582,605	1,591,260	1,575,164	(1)	—
Consumer:
Consumer—home equity revolving lines of credit	649,188	625,680	622,615	4	4
Consumer—other	91,100	95,720	101,546	(5)	(10)
Total Consumer	740,288	721,400	724,161	3	2
Total loans receivable	$11,702,538	$11,354,656	$11,224,606	3%	4%

Commercial real estate loans totaled $4.00 billion, or 34% of our loan portfolio, and multifamily real estate loans totaled $860.7 million, or 7% of our loan portfolio, at September 30, 2025. Commercial real estate loans increased by $132.2 million during the first nine months of 2025, primarily due to new production and transfers to the permanent loan portfolio upon completion of the construction phase, partially offset by payoffs and paydowns, while multifamily real estate loans decreased by $33.8 million, primarily due to payoffs and paydowns exceeding new production.

Our construction, land and land development loans totaled $1.74 billion, or 15% of our loan portfolio, at September 30, 2025, compared to $1.52 billion at December 31, 2024. Multifamily construction loans increased $72.4 million, or 14%, to $586.1 million at September 30, 2025, compared to December 31, 2024. Multifamily construction represented 5% of our total loan portfolio at September 30, 2025. Multifamily construction loans were comprised primarily of affordable housing projects and, to a lesser extent, market rate multifamily projects across our footprint. Commercial construction loans increased $21.8 million, or 18%, to $144.1 million at September 30, 2025, compared to $122.4 million at December 31, 2024, due to advances and new loan production, partially offset by transfers to the permanent loan portfolio upon completion of the construction phase. Land and land development loans increased $57.7 million, or 16%, to $427.3 million at September 30, 2025, compared to December 31, 2024, primarily due to new loan production, partially offset by payoffs and paydowns.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  Our commercial business loans were $2.43 billion at September 30, 2025 and $2.42 billion at December 31, 2024. Commercial business loans represented 21% of our loan portfolio at September 30, 2025. Our agricultural business loans were $354.9 million at September 30, 2025 and $340.3 million at December 31, 2024. Agricultural business loans represented 3% of our loan portfolio at September 30, 2025. Our commercial business lending also includes participation in certain syndicated loans, including shared national credits, which totaled $215.1 million, or 2% of our loan portfolio, at September 30, 2025, compared to $227.4 million, or 2% of our loan portfolio, at December 31, 2024.

We are active originators of one- to four-family residential loans in most communities where we have established offices in Washington, Oregon, California, Idaho and Utah. Most of the one- to four-family residential loans we originate in normal market conditions are sold in secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking operations. At September 30, 2025, one- to four-family residential loans retained in our portfolio decreased $8.7 million, to $1.58 billion, compared to $1.59 billion at December 31, 2024. The decrease was primarily the result of one- to four-family residential loan payoffs exceeding one- to four-family construction loans converting to permanent one- to four-family residential loans upon completion of construction and new loan originations. One- to four-family residential loans represented 14% of our loan portfolio at September 30, 2025.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit clients. At September 30, 2025, consumer loans, including home equity revolving lines of credit, increased $18.9 million to $740.3 million, compared to $721.4 million at December 31, 2024.

The following table shows the commitment amount for loan origination activity (excluding loans held for sale) for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	Sep 30, 2025	Jun 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Commercial real estate	$118,354	$216,189	$114,372	$371,584	$283,992
Multifamily real estate	2,500	13,065	314	25,120	3,473
Construction and land	369,363	411,210	472,506	1,068,138	1,456,454
Commercial business	167,627	203,656	179,871	475,022	501,754
Agricultural business	7,681	14,414	5,877	34,860	62,538
One-to four- family residential	6,817	5,491	24,488	17,447	76,554
Consumer	122,193	102,600	96,137	304,823	282,752
Total commitment amount for loan originations (excluding loans held for sale)	$794,535	$966,625	$893,565	$2,296,994	$2,667,517

Loans held for sale decreased to $20.3 million at September 30, 2025, compared to $32.0 million at December 31, 2024. The decrease was primarily the result of increased sales of one- to four- family residential mortgage loans held for sale, with loan sales outpacing originations during the period. Originations of loans held for sale increased to $265.0 million for the nine months ended September 30, 2025, compared to $197.7 million for the same period last year. The volume of one- to four-family residential mortgage loans sold was $349.6 million during the nine months ended September 30, 2025, compared to $255.7 million in the same period a year ago.

The following table presents loans by geographic concentration at the dates indicated (dollars in thousands):

	Sep 30, 2025		Dec 31, 2024	Sep 30, 2024	Percentage Change
	Amount	Percentage	Amount	Amount	Year End	Prior Year Qtr. End
Washington	$5,407,327	46%	$5,245,886	$5,203,637	3%	4%
California	3,064,993	26	2,861,435	2,796,965	7	10
Oregon	2,137,422	18	2,113,229	2,108,229	1	1
Idaho	668,949	6	665,158	652,148	1	3
Utah	79,697	1	82,459	85,316	(3)	(7)
Other	344,150	3	386,489	378,311	(11)	(9)
Total loans receivable	$11,702,538	100%	$11,354,656	$11,224,606	3%	4%

Investment Securities: Total securities decreased $115.9 million to $2.99 billion at September 30, 2025, from $3.11 billion at December 31, 2024, primarily due to securities paydowns and maturities exceeding purchases during the nine months ended September 30, 2025. Purchases during the nine months ended September 30, 2025, consisted primarily of state and local government obligations. The average effective duration of the Company’s securities portfolio was 6.4 years at both September 30, 2025 and December 31, 2024. The fair value of securities designated as available-for-sale increased $80.2 million for the nine months ended September 30, 2025. This increase, net of $19.3 million in associated tax expense, was recorded in other comprehensive income and reflected the impact of changes in market interest rates during the nine months ended September 30, 2025.

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

The following table sets forth the Company’s deposits by type of deposit account as of the dates indicated (dollars in thousands):

				Percentage Change
	Sep 30, 2025	Dec 31, 2024	Sep 30, 2024	Year End	Prior Year Qtr. End
Non-interest-bearing	$4,572,338	$4,591,543	$4,688,244	—%	(2)%
Interest-bearing checking	2,734,822	2,393,864	2,344,561	14	17
Regular savings accounts	3,705,823	3,478,423	3,339,859	7	11
Money market accounts	1,462,570	1,550,896	1,643,631	(6)	(11)
Interest-bearing transaction & savings accounts	7,903,215	7,423,183	7,328,051	6	8
Total core deposits	12,475,553	12,014,726	12,016,295	4	4
Interest-bearing certificates	1,540,382	1,499,672	1,521,853	3	1
Total deposits	$14,015,935	$13,514,398	$13,538,148	4%	4%

Total deposits increased $501.5 million at September 30, 2025, compared to December 31, 2024, with core deposits increasing $460.8 million and certificates of deposit increasing $40.7 million. The increase in core deposits primarily reflects increases in interest-bearing transaction and savings accounts, primarily from normal seasonal increases from agricultural clients. We had $50.0 million of brokered deposits at September 30, 2025, compared to $50.3 million at December 31, 2024. Core deposits represented 89% of total deposits at both September 30, 2025 and December 31, 2024. Competition for deposits in our market areas remains strong.

The following table sets forth the number and average account balance of the Company’s deposit accounts as of the dates indicated (dollars in thousands):

	Sep 30, 2025	Dec 31, 2024	Sep 30, 2024
Number of deposit accounts	449,087	460,004	459,127
Average account balance per account	$31	$30	$30

The following table presents deposits by geographic concentration at the dates indicated (dollars in thousands):

	Sep 30, 2025		Dec 31, 2024	Sep 30, 2024	Percentage Change
	Amount	Percentage	Amount	Amount	Year End	Prior Year Qtr. End
Washington	$7,648,527	55%	$7,441,413	$7,413,414	3%	3%
Oregon	3,081,329	22	2,981,327	2,997,843	3	3
California	2,542,903	18	2,392,573	2,423,295	6	5
Idaho	743,176	5	699,085	703,596	6	6
Total deposits	$14,015,935	100%	$13,514,398	$13,538,148	4%	4%

Borrowings: We had $100.0 million of FHLB advances at September 30, 2025, compared to $290.0 million at December 31, 2024 as deposits were used as the primary source of funding during the current period. Other borrowings, consisting of retail repurchase agreements primarily related to client cash management accounts, decreased $4.7 million to $120.5 million at September 30, 2025, compared to $125.3 million at December 31, 2024. At September 30, 2025, the Company’s off-balance sheet liquidity included additional borrowing capacity of $3.25 billion at the FHLB, $1.63 billion at the Federal Reserve, and $125.0 million in federal funds lines of credit with other financial institutions. Junior subordinated debentures totaled $76.3 million at September 30, 2025, compared to $67.5 million at December 31, 2024. The outstanding balance of the Company’s subordinated notes was fully repaid during the second quarter of 2025. Subordinated notes, net of issuance costs, were $80.3 million at December 31, 2024.

Shareholders’ Equity: Total shareholders’ equity increased $138.6 million to $1.91 billion, or 11.55% of total assets, at September 30, 2025, compared to $1.77 billion, or 10.95% of total assets, at December 31, 2024. The increase was primarily due to a $93.7 million increase in retained earnings resulting from $144.1 million in net income, partially offset by the accrual of $50.4 million in cash dividends and the repurchase of 250,000 shares of Banner common stock in the third quarter of 2025 at an average price of $63.11 per share. In addition, accumulated other comprehensive loss decreased by $56.5 million, primarily due to a decrease in unrealized losses on the available for sale securities portfolio.

Tangible common shareholders’ equity, which excludes goodwill and other intangible assets and is a non-GAAP financial measure, increased $139.8 million to $1.54 billion, or 9.50% of tangible assets, at September 30, 2025, compared to $1.40 billion, or 8.84% of tangible assets at December 31, 2024. A reconciliation of this non-GAAP financial measure to its comparable GAAP financial measure is presented above following “Third Quarter 2025 Financial Highlights.”

Comparison of Results of Operations for the Three Months Ended September 30, 2025 and June 30, 2025, and the Nine Months Ended September 30, 2025 and 2024

For the quarter ended September 30, 2025, net income was $53.5 million, or $1.54 per diluted share, compared to $45.5 million, or $1.31 per diluted share, for the preceding quarter. For the nine months ended September 30, 2025, our net income was $144.1 million, or $4.15 per diluted share, compared to $122.5 million, or $3.54 per diluted share, for the same period a year earlier. The increase in net income for the comparable periods was primarily due to increases in net interest income and non-interest income.

Net interest income was $150.0 million in the third quarter of 2025, compared to $144.4 million in the preceding quarter, and $435.5 million for the nine months ended September 30, 2025, compared to $401.2 million for the comparable period a year ago. The increases in net interest income for both periods reflect higher yields and an increase in the average balance of interest-earning assets. The increase in net interest income for the nine months ended September 30, 2025 compared to the same period a year ago also reflects a decrease in funding costs.
We recorded a $2.7 million provision for credit losses for the quarter ended September 30, 2025, compared to a $4.8 million provision for credit losses in the preceding quarter. The provision for credit losses in the current quarter was driven by changes in both portfolio mix and individually evaluated loans. We recorded a $10.6 million provision for credit losses for the nine months ended September 30, 2025, compared to a $4.6 million provision for credit losses for the same period a year ago.

Total non-interest income increased for the quarter ended September 30, 2025, compared to the preceding quarter, and increased during the nine months ended September 30, 2025, compared to the same period a year ago. The increase from the preceding quarter was primarily due to an increase in miscellaneous income, reflecting gains on the sale of assets during the current quarter, compared to losses on the disposal of assets related to building and lease exits during the prior quarter associated with Banner’s reduction of excess office space. The increase in non-interest income during the nine months ended September 30, 2025, compared to the same period last year, was primarily due to a decrease in the net loss recognized on the sale of securities and positive fair value adjustments on financial instruments carried at fair value during the current period.

Total non-interest expense increased slightly for the quarter ended September 30, 2025, compared to the preceding quarter and increased for the nine months ended September 30, 2025, compared to the same period a year ago. Non-interest expense for the current quarter reflects increases in miscellaneous expenses and advertising and marketing expenses, partially offset by a decrease in salary and employee benefits. The increase in non-interest expense during the nine months ended September 30, 2025, compared to the same period last year primarily reflects increases in salary and employee benefits, information and computer data services expenses and professional and legal expenses.

OPERATING DATA:	Quarters Ended			Nine Months Ended
(In thousands)	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest income	$205,848	$200,259	$195,841	$599,975	$569,667
Interest expense	55,859	55,860	60,166	164,504	168,487
Net interest income	149,989	144,399	135,675	435,471	401,180
Provision for credit losses	2,670	4,795	1,692	10,604	4,581
Net interest income after provision for credit losses	147,319	139,604	133,983	424,867	396,599
Deposit fees and other service charges	10,955	10,835	10,741	32,559	32,353
Mortgage banking operations	3,298	3,226	3,180	9,627	8,521
Net gain (loss) on sale of securities	377	(3)	—	374	(5,465)
Net change in valuation of financial instruments carried at fair value	223	88	39	626	(1,143)
All other non-interest income	5,877	3,605	4,103	14,403	12,587
Total non-interest income	20,730	17,751	18,063	57,589	46,853
Salary and employee benefits	64,935	65,486	61,832	195,278	188,032
All other non-interest expenses	37,087	35,862	34,459	109,351	104,028
Total non-interest expense	102,022	101,348	96,291	304,629	292,060
Income before provision for income tax expense	66,027	56,007	55,755	177,827	151,392
Provision for income tax expense	12,525	10,511	10,602	33,694	28,885
Net income	$53,502	$45,496	$45,153	$144,133	$122,507

PER COMMON SHARE DATA:	Quarters Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income:
Basic	$1.55	$1.31	$1.31	$4.17	$3.56
Diluted	1.54	1.31	1.30	4.15	3.54

Net Interest Income. Net interest income increased for the quarter ended September 30, 2025, compared to the preceding quarter. The $5.6 million increase was due to an increase in interest income, primarily attributable to a five basis point increase in the average loan yield to 6.17% and an increase in average loan balances, while interest expense was essentially flat for the quarter.

Net interest margin on a tax equivalent basis was 3.98% for the third quarter of 2025, compared to 3.92% for the preceding quarter. Net interest margin for the current quarter, compared to the preceding quarter, benefited from higher yields on interest-earning assets, primarily due to an increase in the average loan yield.

Net interest income increased by $34.3 million, or 9%, to $435.5 million for the nine months ended September 30, 2025, compared to $401.2 million for the same period one year earlier. The increase was primarily the result of a $30.3 million increase in interest income, reflecting both adjustable-rate loans repricing higher and new loans being originated at rates higher than the overall loan portfolio, and a $532.7 million increase in the average balance of loans. In addition, funding costs decreased by seven basis points for the nine months ended September 30, 2025 as compared to the same period in the prior year. The net interest margin on a tax equivalent basis increased to 3.94% for the nine months ended September 30, 2025, compared to 3.72% for the same period in the prior year.

Interest Income. Interest income for the quarter ended September 30, 2025 was $205.8 million, compared to $200.3 million for the preceding quarter.  The increase was primarily due to higher average loan yields and balances, as well as increases in both the average balance and yield on interest-bearing deposits held at other banks. The total average loan yield increased five basis points to 6.17%, while the total average loan balance increased $32.9 million.

Loan yields increased five basis points to 6.17% for the quarter ended September 30, 2025, from 6.12% in the preceding quarter, due to new loans being originated at higher interest rates and adjustable rate loans repricing higher. The increase in average loan balances primarily reflected growth in real estate secured loans, particularly commercial real estate and construction loans, which together contributed the largest share of the quarterly increase in interest income.

The total investment securities average balance increased to $3.61 billion for the quarter ended September 30, 2025 (excluding the effect of fair value adjustments), compared to $3.49 billion for the preceding quarter. The average yield on the combined portfolio increased to 3.06% for the quarter ended September 30, 2025, from 2.98% for the preceding quarter. Interest income on interest-bearing deposits with banks also increased, reflecting both a higher average balance and an increase in yield to 4.16%, compared to 3.06% in the prior quarter.

Interest income for the nine months ended September 30, 2025 was $600.0 million, compared to $569.7 million for the same period in the prior year, an increase of $30.3 million. This increase primarily reflected a 16 basis point increase in the average yield on interest-earning assets, to 5.40%, along with higher average balances. Loan growth was the primary contributor, with the average loan balances increasing $532.7 million compared to the prior year, supported by growth in the commercial real estate and residential mortgage portfolios.

Interest Expense. Interest expense was relatively flat for the quarter ended September 30, 2025 as compared to the preceding quarter. Average funding liabilities increased by $124.8 million, primarily due to a $370.2 million increase in average deposit balances, partially offset by a $163.3 million decrease in average balance of FHLB advances. The average cost of funding liabilities decreased three basis points, to 1.57% for the quarter ended September 30, 2025.

Interest expense for the nine months ended September 30, 2025 was $164.5 million, compared to $168.5 million for the same period in the prior year. The decrease resulted from a seven basis-point decrease in the average cost of funds to 1.57% from 1.64%, partially offset by a $268.0 million, or 2%, increase in average funding liabilities.  The increase in the average balance of funding liabilities reflects increases in interest-bearing transaction and savings accounts, partially offset by decreases in non-interest-bearing deposits, money market accounts, and total borrowings.

Deposit interest expense for the quarter ended September 30, 2025 increased 6% to $52.3 million, compared to $49.3 million for the preceding quarter. The increase was primarily due to increases in both the average balance and the average rate paid on interest-bearing deposits. The average rate paid on total deposits, including non-interest-bearing deposits, was 1.50% for the quarter ended September 30, 2025 and 1.47% for the preceding quarter. The average rate paid on interest-bearing deposits increased to 2.25% for the quarter ended September 30, 2025, compared to 2.21% in the preceding quarter. The increase in the rate paid on interest-bearing deposits reflects higher average rates paid across all interest-bearing deposit categories, except certificates of deposit, as well as shifts in the deposit mix. Total average deposit balances, including non-interest-bearing deposits, increased to $13.79 billion for the quarter ended September 30, 2025, from $13.42 billion for the preceding quarter.

Deposit interest expense for the nine months ended September 30, 2025 increased $3.1 million to $150.3 million, compared to $147.2 million for the same period in the prior year. Average deposit balances increased to $13.55 billion for the nine months ended September 30, 2025, from $13.16 billion for the same period a year earlier, while the average rate paid on interest-bearing deposits decreased by eight basis points to 2.23% for the nine months ended September 30, 2025, compared to 2.31% in the same period a year earlier. The decrease in the average rate paid on interest-bearing deposits was primarily the result of a 33 basis-point decrease in the cost of certificates of deposit.

Interest expense on total borrowings for the quarter ended September 30, 2025, decreased 45% to $3.6 million, compared to $6.5 million for the prior quarter, primarily due to decreases in both the average balance and the rate paid on total borrowings. The average balance of total borrowings decreased to $342.3 million for the quarter ended September 30, 2025, compared to $587.7 million for the preceding quarter, primarily due to a $163.3 million decrease in the average balance of FHLB advances. The average rate paid on total borrowings for the quarter ended September 30, 2025, decreased to 4.18% from 4.47% for the preceding quarter.

Interest expense on total borrowings for the nine months ended September 30, 2025 decreased to $14.2 million from $21.2 million for the same period a year earlier, due to decreases in both the average balance and rate paid on total borrowings. Average total borrowings were $436.4 million for the nine months ended September 30, 2025, compared to $562.9 million for the same period a year earlier. The decrease was primarily due to a $42.5 million decrease in the average balance of FHLB advances, a $46.3 million decrease in the average balance of other borrowings and a $37.7 million decrease in the average balance of junior subordinated debentures and subordinated notes. The average rate paid on total borrowings for the nine months ended September 30, 2025 decreased to 4.35% from 5.04% for the same period a year earlier.

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

ANALYSIS OF NET INTEREST SPREAD	Quarters Ended
(rates / ratios annualized)	Sep 30, 2025			Jun 30, 2025
(dollars in thousands)	Average Balance	Interest and Dividends	Yield / Cost (3)	Average Balance	Interest and Dividends	Yield / Cost (3)
Interest-earning assets:
Held for sale loans	$32,109	$531	6.56%	$29,936	$503	6.74%
Real estate secured loans	9,651,895	147,682	6.07%	9,565,357	143,909	6.03%
Commercial/agricultural loans	1,869,782	31,124	6.60%	1,924,092	31,196	6.50%
Consumer and other loans	119,593	2,114	7.01%	121,142	2,087	6.91%
Total loans (1)	11,673,379	181,451	6.17%	11,640,527	177,695	6.12%
Mortgage-backed securities	2,445,497	15,269	2.48%	2,496,972	15,576	2.50%
Other securities	854,725	9,065	4.21%	893,062	9,561	4.29%
Interest-bearing deposits with banks	291,147	3,053	4.16%	75,539	577	3.06%
FHLB stock	15,729	463	11.68%	23,077	222	3.86%
Total investment securities	3,607,098	27,850	3.06%	3,488,650	25,936	2.98%
Total interest-earning assets	15,280,477	209,301	5.43%	15,129,177	203,631	5.40%
Non-interest-earning assets	1,022,905			994,003
Total assets	$16,303,382			$16,123,180
Deposits:
Interest-bearing checking accounts	$2,618,924	10,834	1.64%	$2,465,015	9,462	1.54%
Savings accounts	3,616,728	20,170	2.21%	3,493,965	18,837	2.16%
Money market accounts	1,471,938	7,799	2.10%	1,492,229	7,729	2.08%
Certificates of deposit	1,510,966	13,448	3.53%	1,489,611	13,288	3.58%
Total interest-bearing deposits	9,218,556	52,251	2.25%	8,940,820	49,316	2.21%
Non-interest-bearing deposits	4,573,009	—	—%	4,480,579	—	—%
Total deposits	13,791,565	52,251	1.50%	13,421,399	49,316	1.47%
Other interest-bearing liabilities:
FHLB advances	133,380	1,527	4.54%	296,671	3,370	4.56%
Other borrowings	119,727	694	2.30%	122,227	675	2.22%
Junior subordinated debentures and subordinated notes	89,178	1,387	6.17%	168,793	2,499	5.94%
Total borrowings	342,285	3,608	4.18%	587,691	6,544	4.47%
Total funding liabilities	14,133,850	55,859	1.57%	14,009,090	55,860	1.60%
Other non-interest-bearing liabilities (2)	296,036			274,407
Total liabilities	14,429,886			14,283,497
Shareholders’ equity	1,873,496			1,839,683
Total liabilities and shareholders’ equity	$16,303,382			$16,123,180
Net interest income/rate spread (tax equivalent)		$153,442	3.86%		$147,771	3.80%
Net interest margin (tax equivalent)			3.98%			3.92%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(3,453)			(3,372)
Net interest income and margin, as reported		$149,989	3.89%		$144,399	3.83%
Additional Key Financial Ratios:
Return on average assets			1.30%			1.13%
Adjusted return on average assets(4)			1.28%			1.16%
Return on average equity			11.33%			9.92%
Adjusted return on average equity(4)			11.18%			10.20%
Average equity/average assets			11.49%			11.41%
Average interest-earning assets/average interest-bearing liabilities			159.82%			158.78%
Average interest-earning assets/average funding liabilities			108.11%			108.00%
Non-interest income/average assets			0.50%			0.44%
Non-interest expense/average assets			2.48%			2.52%
Efficiency ratio			59.76%			62.50%
Adjusted efficiency ratio (4)			58.54%			60.28%
(1)Average balances include loans accounted for on a nonaccrual basis and accruing loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $2.4 million and $2.3 million for the quarters ended September 30, 2025 and June 30, 2025, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.1 million for both the quarters ended September 30, 2025 and June 30, 2025.
(4)Represents non-GAAP financial measures. See non-GAAP financial measure reconciliations presented above following Third Quarter 2025 Highlights.

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Average Balance	Interest and Dividends	Yield / Cost (3)	Average Balance	Interest and Dividends	Yield / Cost (3)
Interest-earning assets:
Held for sale loans	$28,203	$1,391	6.59%	$16,225	$826	6.80%
Real estate secured loans	9,528,868	429,315	6.02%	9,036,256	390,011	5.77%
Commercial/agricultural loans	1,900,225	93,072	6.55%	1,861,182	95,155	6.83%
Consumer and other loans	120,735	6,293	6.97%	131,676	6,506	6.60%
Total loans (1)	11,578,031	530,071	6.12%	11,045,339	492,498	5.96%
Mortgage-backed securities	2,494,794	46,740	2.50%	2,674,555	50,424	2.52%
Other securities	883,330	28,313	4.29%	962,183	33,802	4.69%
Interest-bearing deposits with banks	144,974	4,114	3.79%	51,630	1,530	3.96%
FHLB stock	17,214	834	6.48%	18,931	986	6.96%
Total investment securities	3,540,312	80,001	3.02%	3,707,299	86,742	3.13%
Total interest-earning assets	15,118,343	610,072	5.40%	14,752,638	579,240	5.24%
Non-interest-earning assets	1,007,862			950,588
Total assets	$16,126,205			$15,703,226
Deposits:
Interest-bearing checking accounts	$2,489,219	28,833	1.55%	$2,185,796	23,834	1.46%
Savings accounts	3,521,141	57,110	2.17%	3,161,266	51,778	2.19%
Money market accounts	1,506,171	23,388	2.08%	1,648,208	26,696	2.16%
Certificates of deposit	1,510,594	40,973	3.63%	1,514,982	44,940	3.96%
Total interest-bearing deposits	9,027,125	150,304	2.23%	8,510,252	147,248	2.31%
Non-interest-bearing deposits	4,526,898	—	—%	4,649,297	—	—%
Total deposits	13,554,023	150,304	1.48%	13,159,549	147,248	1.49%
Other interest-bearing liabilities:
FHLB advances	168,663	5,757	4.56%	211,135	8,856	5.60%
Other borrowings	125,517	2,063	2.20%	171,838	3,482	2.71%
Junior subordinated debentures and subordinated notes	142,255	6,380	6.00%	179,941	8,901	6.61%
Total borrowings	436,435	14,200	4.35%	562,914	21,239	5.04%
Total funding liabilities	13,990,458	164,504	1.57%	13,722,463	168,487	1.64%
Other non-interest-bearing liabilities (2)	298,056			303,367
Total liabilities	14,288,514			14,025,830
Shareholders’ equity	1,837,691			1,677,396
Total liabilities and shareholders’ equity	$16,126,205			$15,703,226
Net interest income/rate spread (tax equivalent)		$445,568	3.83%		$410,753	3.60%
Net interest margin (tax equivalent)			3.94%			3.72%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(10,097)			(9,573)
Net interest income and margin		$435,471	3.85%		$401,180	3.63%
Additional Key Financial Ratios:
Return on average assets			1.19%			1.04%
Adjusted return on average assets (4)			1.20%			1.08%
Return on average equity			10.49%			9.76%
Adjusted return on average equity (4)			10.51%			10.16%
Average equity/average assets			11.40%			10.68%
Average interest-earning assets/average interest-bearing liabilities			159.75%			162.60%
Average interest-earning assets/average funding liabilities			108.06%			107.51%
Non-interest income/average assets			0.48%			0.40%
Non-interest expense/average assets			2.53%			2.48%
Efficiency ratio			61.78%			65.19%
Adjusted efficiency ratio (4)			60.30%			62.84%
(1)Average balances include loans accounted for on a nonaccrual basis and accruing loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $7.0 million and $6.5 million for the nine months ended September 30, 2025 and 2024, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $3.1 million for both the nine months ended September 30, 2025 and 2024.
(4)Represents non-GAAP financial measures. See non-GAAP financial measure reconciliations presented above following Third Quarter 2025 Highlights.

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

	Quarters Ended			Nine Months Ended
CHANGE IN THE ALLOWANCE FOR CREDIT LOSSES – LOANS	Sep 30, 2025	Jun 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Balance, beginning of period	$160,501	$157,323	$152,848	$155,521	$149,643
Provision for credit losses – loans	1,384	4,201	1,967	10,134	5,344
Recoveries of loans previously charged off:
Commercial real estate	36	53	65	146	1,552
Construction and land	725	—	—	725	—
One- to four-family residential	13	58	14	259	47
Commercial business	99	361	613	1,017	1,718
Agricultural business, including secured by farmland	99	1	1	110	302
Consumer	78	168	41	365	312
Total recoveries	1,050	641	734	2,622	3,931
Loans charged off:
Commercial real estate	—	—	—	—	(347)
Construction and land	(218)	—	(145)	(218)	(145)
One- to four-family residential	—	—	—	(13)	—
Commercial business	(518)	(892)	(414)	(4,711)	(2,360)
Agricultural business, including secured by farmland	(2,054)	(362)	—	(2,416)	—
Consumer	(438)	(410)	(405)	(1,212)	(1,481)
Total charge-offs	(3,228)	(1,664)	(964)	(8,570)	(4,333)
Net charge-offs	(2,178)	(1,023)	(230)	(5,948)	(402)
Balance, end of period	$159,707	$160,501	$154,585	$159,707	$154,585
Net charge-offs / Average loans receivable	(0.019)%	(0.009)%	(0.002)%	(0.051)%	(0.004)%
Allowance for credit losses - loans as a percentage of total loans	1.36%	1.37%	1.38%	1.36%	1.38%

The provision for credit losses - loans reflects the amount required to maintain the allowance for credit losses - loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. During the quarter ended September 30, 2025, we recorded a provision for credit losses - loans of $1.4 million, compared to a provision for credit losses - loans of $4.2 million during the preceding quarter. The provision for credit losses in the quarter was driven by changes in both portfolio mix and individually evaluated loans. The provision for credit losses for the preceding quarter primarily reflected loan growth, as well as risk rating migration. Future provisions for credit losses will continue to be influenced by changes in the amount and composition of the loan portfolio, updates to the reasonable and supportable forecast of future economic conditions, revisions to qualitative factor assessments, and any necessary changes to the reversion period applied in estimating expected credit losses.

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

	Quarters Ended			Nine Months Ended
CHANGE IN THE ALLOWANCE FOR CREDIT LOSSES - UNFUNDED LOAN COMMITMENTS	Sep 30, 2025	Jun 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Balance, beginning of period	$12,750	$12,162	$14,027	$13,562	$14,484
Provision (recapture) for credit losses - unfunded loan commitments	1,290	588	(262)	478	(719)
Balance, end of period	$14,040	$12,750	$13,765	$14,040	$13,765

The increase in the allowance for credit losses - unfunded loan commitments for the current quarter reflects an increase in unfunded loan commitments, primarily in the construction portfolio.

Non-interest Income. The following table presents the key components of non-interest income for the periods indicated (dollars in thousands):

	Quarters Ended				Nine Months Ended
	Sep 30, 2025	Jun 30, 2025	Change Amount	Change Percent	Sep 30, 2025	Sep 30, 2024	Change Amount	Change Percent
Deposit fees and other service charges	$10,955	$10,835	$120	1%	$32,559	$32,353	$206	1%
Mortgage banking operations	3,298	3,226	72	2	9,627	8,521	1,106	13
Bank owned life insurance	2,702	2,384	318	13	7,661	7,049	612	9
Miscellaneous	3,175	1,221	1,954	160	6,742	5,538	1,204	22
	20,130	17,666	2,464	14	56,589	53,461	3,128	6
Net gain (loss) on sale of securities	377	(3)	380	nm	374	(5,465)	5,839	(107)
Net change in valuation of financial instruments carried at fair value	223	88	135	153	626	(1,143)	1,769	(155)
Total non-interest income	$20,730	$17,751	$2,979	17%	$57,589	$46,853	$10,736	23%
nm = not meaningful

The increase in non-interest income during the current quarter compared to the preceding quarter was primarily due to a $2.0 million increase in miscellaneous income, which included gains recognized on asset disposals as part of the building and lease exits during the current quarter of $1.4 million, compared to $919,000 of losses incurred on asset disposals related to building and lease exits during the second quarter of 2025.
The increase in non-interest income for the nine months ended September 30, 2025, compared to the same period a year earlier, was primarily due to a $5.8 million reduction in net losses on the sale of securities. A net gain of $374,000 was recognized in the current period, compared to $5.5 million in strategic losses recorded during the nine months ended September 30, 2024, which were taken to mitigate rising interest rate risk in the securities portfolio. In addition, the $626,000 improvement in the fair value of financial instruments during the first nine months of 2025, compared to a $1.1 million negative valuation change in the same period of 2024, contributed to the increase. These instruments primarily include limited partnership investments, which were positively impacted by current market valuations.
Revenue from mortgage banking operations increased $1.1 million for the nine months ended September 30, 2025, compared to the same period a year earlier. This increase was the result of higher volumes of one- to four-family loans sold, with gains on these loan sales totaling $6.5 million, compared to $5.4 million in the prior-year period.

Miscellaneous income increased $1.2 million for the nine months ended September 30, 2025, compared to the same period a year earlier, primarily due to an increase in the gain on sale of SBA loans and higher income from back-to-back swaps.

Non-interest Expense.  The following table represents key elements of non-interest expense for the periods indicated (dollars in thousands):

	Quarters Ended				Nine Months Ended
	Sep 30, 2025	Jun 30, 2025	Change Amount	Change Percent.	Sep 30, 2025	Sep 30, 2024	Change Amount	Change Percent
Salary and employee benefits	$64,935	$65,486	$(551)	(1)%	$195,278	$188,032	$7,246	4%
Less capitalized loan origination costs	(4,802)	(4,924)	122	(2)	(13,056)	(12,669)	(387)	3
Occupancy and equipment	12,518	12,256	262	2	36,871	36,630	241	1
Information and computer data services	8,199	8,199	—	—	24,026	21,694	2,332	11
Payment and card processing services	6,060	5,899	161	3	17,709	16,747	962	6
Professional and legal expenses	2,190	2,271	(81)	(4)	6,891	4,833	2,058	43
Advertising and marketing	1,395	1,087	308	28	3,072	3,438	(366)	(11)
Deposit insurance	2,867	2,800	67	2	8,464	8,541	(77)	(1)
State and municipal business and use taxes	1,655	1,416	239	17	4,525	4,130	395	10
Real estate operations, net	203	392	(189)	(48)	534	180	354	197
Amortization of core deposit intangibles	341	455	(114)	(25)	1,252	2,037	(785)	(39)
Miscellaneous	6,461	6,011	450	7	19,063	18,467	596	3
Total non-interest expense	$102,022	$101,348	$674	1%	$304,629	$292,060	$12,569	4%
nm = not meaningful

The increase in non-interest expense for the current quarter reflects increases in miscellaneous expenses and advertising and marketing expenses, partially offset by a decrease in salary and employee benefits. In addition, the current quarter included $1.0 million of building and lease exit costs, compared to $834,000 of such costs in the previous quarter. The increase in non-interest expense for the nine months ended September 30, 2025, compared to the same period a year earlier primarily reflects increases in salary and employee benefits, information and computer data services, and professional and legal expenses, partially offset by a decrease in the amortization of core deposit intangibles.

Salary and employee benefits decreased for the current quarter, compared to the quarter ended June 30, 2025, as a result of decreased medical premiums expense and payroll taxes, and increased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily from increased loan production-related commission expense and normal salary and wage increases.

Information and computer data services for the nine months ended September 30, 2025 increased from the comparable period primarily due to increases in computer software expenses as the Company invested in technology enhancements.

Professional and legal expense increased for the nine months ended September 30, 2025, compared to the same period a year earlier, primarily due to one-time reductions in litigation settlement costs that occurred during the nine months ended September 30, 2024.

Advertising and marketing expenses increased in the current quarter compared to the prior quarter due to increases in direct mail marketing and community development expenses. However, these expenses decreased $366,000, or 11%, for the nine-month period due to lower spending compared to the prior year.

Miscellaneous expenses increased in the current quarter compared to the prior quarter due to an increase in talent acquisition and other employee-related expenses.

Our efficiency ratio was 59.76% for the current quarter, compared to 62.50% in the preceding quarter. Our adjusted efficiency ratio, a non-GAAP financial measure, was 58.54% for the current quarter, compared to 60.28% in the preceding quarter. The improvement in the efficiency ratio and adjusted efficiency ratio for the current quarter reflects an increase in total revenues and adjusted revenues, respectively. See non-GAAP financial measure reconciliations presented above under “Third Quarter 2025 Financial Highlights.”

Income Taxes. For the quarter ended September 30, 2025, we recognized $12.5 million in income tax expense for an effective tax rate of 19.0%, which reflects our blended statutory tax rate reduced by the effect of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting. Our statutory income tax rate is 24.0%, representing a statutory federal income tax rate of 21.0% and apportioned effects of the state income tax rates. For the quarter ended June 30, 2025, we recognized $10.5 million in income tax expense for an effective tax rate of 18.8%. For the nine months ended September 30, 2025, we recognized $33.7 million in income tax expense for an effective tax rate of 18.9%, compared to $28.9 million in income tax expense for an effective tax rate of 19.1% for the same period in the prior year.

Asset Quality

Maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us. We actively engage with our borrowers to resolve adversely classified loans and other problem assets.

Non-Performing Assets:  Non-performing assets totaled $45.3 million, or 0.27% of total assets, at September 30, 2025, compared to $39.6 million, or 0.24% of total assets, at December 31, 2024. Our allowance for credit losses - loans was $159.7 million, or 399% of non-performing loans, at September 30, 2025, compared to $155.5 million, or 421% of non-performing loans, at December 31, 2024.

The increase in non-performing assets was primarily due to a $6.6 million increase in nonaccrual one- to four-family residential loans.

The following table sets forth information with respect to our non-performing assets at the dates indicated (dollars in thousands):

	September 30, 2025	December 31, 2024	September 30, 2024
Nonaccrual Loans:
Secured by real estate:
Commercial	$460	$2,186	$2,127
Construction and land	4,240	3,963	4,286
One- to four-family	16,576	10,016	9,592
Commercial business	6,824	7,067	10,705
Agricultural business, including secured by farmland	5,765	8,485	7,703
Consumer	4,877	4,835	4,636
	38,742	36,552	39,049
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	274	—	2,258
Construction and land	—	—	380
One- to four-family	834	369	961
Commercial business	166	—	—
Consumer	—	35	359
	1,274	404	3,958
Total non-performing loans	40,016	36,956	43,007
REO, net	5,272	2,367	2,221
Other repossessed assets held for sale	—	300	—
Total non-performing assets	$45,288	$39,623	$45,228

Total non-performing assets to total assets	0.27%	0.24%	0.28%
Total nonaccrual loans to total loans receivable	0.33%	0.32%	0.35%
Loans 30-89 days past due and on accrual	$14,674	$26,824	$13,030

For the nine months ended September 30, 2025, interest income was reduced by $1.9 million as a result of nonaccrual loan activity, which included the reversal of $563,000 of accrued interest as of the date the loan was placed on nonaccrual. There was no interest income recognized on nonaccrual loans for the nine months ended September 30, 2025.

The following table presents the Company’s portfolio of loans by risk grade at the dates indicated (in thousands):

	September 30, 2025	December 31, 2024	September 30, 2024
Pass	$11,491,485	$11,118,744	$11,022,014
Special Mention	37,013	43,451	52,497
Substandard	174,040	192,461	150,095
Total	$11,702,538	$11,354,656	$11,224,606

As of September 30, 2025, total substandard loans primarily consisted of loans within the commercial business, commercial real estate and agricultural business loan segments.

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

Our primary investing activity is the origination of loans and, in certain periods, the purchase of securities or loans.  During the nine months ended September 30, 2025 and 2024, our loan originations, including originations of loans held for sale, exceeded our loan repayments by $703.9 million and $744.9 million, respectively. There were $10.8 million of loan purchases during the nine months ended September 30, 2025, and $4.7 million of loan purchases during the nine months ended September 30, 2024. During the nine months ended September 30, 2025 and 2024, we received proceeds of $381.5 million and $276.8 million, respectively, from the sale of loans. Securities purchased during the nine months ended September 30, 2025 and 2024 totaled $101.7 million and $53.2 million, respectively, and securities repayments, maturities and sales in those periods were $296.3 million and $284.4 million, respectively.

Our primary financing activity is gathering deposits. Total deposits increased by $501.5 million during the nine months ended September 30, 2025, primarily due to an increase in core deposits. Core deposits were $12.48 billion at September 30, 2025, compared to $12.01 billion at December 31, 2024. Certificates of deposit are generally more vulnerable to competition and more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At September 30, 2025, certificates of deposit totaled $1.54 billion, or 11% of our total deposits, including $1.48 billion which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our certificates of deposit as they mature.

We had $100.0 million of FHLB advances at September 30, 2025, compared to $290.0 million at December 31, 2024 as deposits were used as the primary source of funds during the period. Other borrowings decreased to $120.5 million at September 30, 2025 from $125.3 million at December 31, 2024. The balance of our outstanding subordinated notes was paid off during the second quarter of 2025.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments, and to take advantage of investment opportunities. During the nine months ended September 30, 2025, we used our sources of funds primarily to fund loan growth. At September 30, 2025, we had outstanding loan commitments totaling $3.91 billion, relating to undisbursed loans in process and unused credit lines. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB, which provide for advances that in the aggregate would equal the lesser of 45% of the Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock).  At September 30, 2025, under these credit facilities based on pledged collateral, the Bank had $3.25 billion of available credit capacity. Advances under these credit facilities totaled $100.0 million at September 30, 2025. In addition, the Bank has been approved for participation in the FRBSF’s Borrower-In-Custody program. Under this program, based on pledged collateral, the Bank had available lines of credit of approximately $1.63 billion as of September 30, 2025, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans. We had no funds borrowed from the FRBSF at September 30, 2025 or December 31, 2024. At September 30, 2025, the Bank also had uncommitted federal funds line of credit agreements with other financial institutions totaling $125.0 million. No balances were outstanding under these agreements as of September 30, 2025 or December 31, 2024. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage. Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity, and pay its own operating expenses and cash dividends. At September 30, 2025, Banner (on an unconsolidated basis) had liquid assets of $60.2 million.

Banner’s primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate increased to $0.50 per share, up from $0.48 per share, for the dividend paid to shareholders in November 2025, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued dividend payments going forward at this new rate of $0.50 per share, our average total dividend paid each quarter would be approximately $17.2 million based on the number of outstanding shares at September 30, 2025.

As noted below, Banner Corporation and its subsidiary bank continued to maintain capital levels in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the nine months ended September 30, 2025, total shareholders’ equity increased $138.6 million, to $1.91 billion or 11.55% of total assets.  At September 30, 2025, tangible common shareholders’ equity, which excludes goodwill and other intangible assets, was $1.54 billion, or 9.50% of tangible assets.  Tangible common shareholders’ equity represents a non-GAAP financial measure. See, non-GAAP financial measure reconciliations presented above under “Third Quarter 2025 Financial Highlights.”

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner and the Bank to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Bank to maintain minimum capital ratios of total capital, tier 1 capital, and common equity tier 1 capital to risk-weighted assets as well as tier 1 leverage capital to average assets.  In addition to the minimum capital ratios, the Bank must maintain a capital conservation buffer consisting of additional common equity tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At September 30, 2025, Banner and the Bank each exceeded all regulatory capital requirements to be “well capitalized.”

The actual regulatory capital ratios calculated for Banner Corporation and Banner Bank as of September 30, 2025, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as “Adequately Capitalized”		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Amount
Banner Corporation—consolidated
Total capital to risk-weighted assets	$2,009,954	14.66%	$1,096,832	8.00%	$1,371,040	10.00%
Tier 1 capital to risk-weighted assets	1,838,541	13.41%	822,624	6.00%	822,624	6.00%
Tier 1 leverage capital to average assets	1,838,541	11.33%	649,161	4.00%	n/a	n/a
Common equity tier 1 capital	1,752,041	12.78%	616,968	4.50%	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	$1,941,114	14.16%	$1,096,375	8.00%	$1,370,469	10.00%
Tier 1 capital to risk-weighted assets	1,769,772	12.91%	822,281	6.00%	1,096,375	8.00%
Tier 1 leverage capital to average assets	1,769,772	10.91%	648,959	4.00%	811,198	5.00%
Common equity tier 1 capital	1,769,772	12.91%	616,711	4.50%	890,805	6.50%

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

For the Company, the greatest source of interest rate risk results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch, or gap, is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to clients than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of September 30, 2025, our loans with interest rate floors totaled $5.50 billion and had a weighted average floor rate of 4.91%, compared to a current average note rate of 6.47%.  Our loans with interest rates at their floors at September 30, 2025, totaled $1.18 billion and had a weighted average note rate of 4.50%. The Company actively manages its exposure to interest rate risk through on-going adjustments to the mix of interest-earning assets and funding sources that affect the repricing speeds of loans, investments, interest-bearing deposits and borrowings.

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

We perform an interest rate sensitivity analysis that incorporates beginning-of-the-period rate, balance and maturity data, using various levels of aggregation of that data, as well as certain assumptions concerning the maturity, repricing, amortization and prepayment characteristics of loans and other interest-earning assets and the repricing and withdrawal of deposits and other interest-bearing liabilities into an asset/liability simulation model. The interest rate sensitivity analysis includes a rate ramp sensitivity scenario, which assumes a gradual change in market interest rates at all maturities during the first year, as well as a rate shock interest rate sensitivity scenario, which assumes an instantaneous and sustained uniform change in market interest rates at all maturities. We update and prepare simulation modeling at least quarterly for review by senior management and oversight by the Board of Directors. We believe the data and assumptions are realistic representations of our portfolio and possible outcomes under the various interest rate scenarios. Nonetheless, the interest rate sensitivity of our net interest income and net economic value of equity could vary substantially if different assumptions were used or if actual experience differs from the assumptions used.

The following tables set forth, as of September 30, 2025, the estimated changes in our net interest income over one-year and two-year time horizons for our rate ramp and rate shock interest rate sensitivity scenarios, and the estimated changes in economic value of equity for our rate shock interest rate sensitivity scenario based on the indicated interest rate environments (dollars in thousands):

Interest Rate Risk Indicators - Rate Ramp

	September 30, 2025
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months
+300	$7,000	1.1%	$34,027	2.6%
+200	8,760	1.4	40,532	3.1
+100	6,465	1.0	28,976	2.2
0	—	—	—	—
-100	(8,272)	(1.3)	(35,819)	(2.8)
-200	(14,668)	(2.3)	(66,294)	(5.1)
-300	(20,054)	(3.2)	(94,437)	(7.3)
(1)Assumes a gradual change in market interest rates at all maturities during the first year; however, no rates are allowed to go below zero.

Interest Rate Risk Indicators - Rate Shock

	September 30, 2025
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+300	$10,102	1.6%	$57,758	4.5%	$(341,196)	(11.5)%
+200	18,581	3.0	64,790	5.0	(182,736)	(6.1)
+100	14,986	2.4	45,120	3.5	(65,493)	(2.2)
0	—	—	—	—	—	—
-100	(18,698)	(3.0)	(54,879)	(4.3)	26,509	0.9
-200	(33,015)	(5.3)	(103,539)	(8.0)	8,142	0.3
-300	(45,398)	(7.3)	(150,281)	(11.6)	(64,985)	(2.2)
(1)Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.

At September 30, 2025, the Company’s interest rate risk profile reflected a moderately asset-sensitive position in the near term, with net interest income projected to increase under rising rate scenarios and decrease under falling rate scenarios. In contrast, the estimated long-term economic value of the balance sheet was more sensitive to interest rate changes, declining under rising rate scenarios and changing less under falling rate scenarios. Overall, the results indicate that near-term earnings are expected to benefit from higher interest rates, while the long-term economic value of equity is more sensitive to market rate movements.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 2025 (dollars in thousands), based on the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At September 30, 2025, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $3.22 billion, representing a one-year cumulative gap to total assets ratio of 19.44%.  Both the interest rate risk indicators and interest sensitivity gaps as of September 30, 2025 were within our internal policy guidelines, and management believes the current level of interest rate risk to be reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$1,352,946	$77,054	$75,088	$9,542	$3,408	$—	$1,518,038
Fixed-rate mortgage loans	254,617	180,323	691,663	595,071	708,511	399,667	2,829,852
Adjustable-rate mortgage loans	1,365,047	525,043	1,531,363	939,861	384,371	2,616	4,748,301
Fixed-rate mortgage-backed securities	85,136	92,038	365,770	395,239	725,119	706,850	2,370,152
Adjustable-rate mortgage-backed securities	174,501	49	205	220	3,743	—	178,718
Fixed-rate commercial/agricultural loans	120,616	83,808	269,022	140,817	144,276	14,692	773,231
Adjustable-rate commercial/agricultural loans	919,619	25,450	94,368	47,057	1,013	—	1,087,507
Consumer and other loans	576,679	53,209	49,034	17,880	17,946	40,052	754,800
Investment securities and interest-earning deposits	553,442	26,285	21,850	86,090	120,063	420,852	1,228,582
Total rate sensitive assets	5,402,603	1,063,259	3,098,363	2,231,777	2,108,450	1,584,729	15,489,181
Interest-bearing liabilities: (2)
Regular savings	511,999	168,791	579,739	455,444	771,028	1,218,821	3,705,822
Interest checking accounts	343,383	114,715	405,935	332,909	593,755	944,126	2,734,823
Money market deposit accounts	198,569	116,874	366,105	245,705	319,024	216,293	1,462,570
Certificates of deposit	1,166,135	316,019	50,247	7,509	473	—	1,540,383
FHLB advances	100,000	—	—	—	—	—	100,000
Junior subordinated debentures	89,178	—	—	—	—	—	89,178
Retail repurchase agreements	120,536	—	—	—	—	—	120,536
Total rate sensitive liabilities	2,529,800	716,399	1,402,026	1,041,567	1,684,280	2,379,240	9,753,312
Excess of interest-sensitive assets over interest-sensitive liabilities	$2,872,803	$346,860	$1,696,337	$1,190,210	$424,170	$(794,511)	$5,735,869
Cumulative excess of interest-sensitive assets	$2,872,803	$3,219,663	$4,916,000	$6,106,210	$6,530,380	$5,735,869	$5,735,869
Cumulative ratio of interest-earning assets to interest-bearing liabilities	213.56%	199.18%	205.76%	207.32%	188.56%	158.81%	158.81%
Interest sensitivity gap to total assets	17.34	2.09	10.24	7.19	2.56	(4.80)	34.63
Ratio of cumulative gap to total assets	17.34	19.44	29.68	36.87	39.43	34.63	34.63

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
(2)Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been a negative $3.2 billion, or negative 19.50% of total assets, at September 30, 2025.

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

(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls Over Financial Reporting:  In the quarter ended September 30, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2025:

Period	Total Number of Common Shares Purchased (1)		Total Number of Shares Purchased as Part of Publicly Announced Authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
July 1, 2025 - July 31, 2025	60,210	$64.71	60,000	1,669,199
August 1, 2025 - August 31, 2025	190,293	62.24	190,000	1,479,199
September 1, 2025 - September 30, 2025	—	—	—	1,479,199
Total for quarter	250,503	$63.44	250,000

(1)    Includes 503 shares surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants during the quarter ended September 30, 2025.

On July 24, 2025, the Company announced that its Board of Directors had approved a new share repurchase program authorizing the repurchase of up to 1,729,199 shares of the Company’s common stock, also representing approximately 5% of the Company’s then-outstanding shares, over the subsequent 12 months. This program replaced the prior authorization, which expired on July 25, 2025. Repurchases under the new plan may be made from time to time in open market transactions. The timing and amount of any repurchases will depend on market conditions, regulatory requirements, and other corporate considerations.

ITEM 3 – Defaults upon Senior Securities

Not Applicable.

ITEM 4 – Mine Safety Disclosures

Not Applicable.

ITEM 5 – Other Information

(a) None

(b) None

(c) During the quarter ended September 30, 2025, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company.

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

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit	Index of Exhibits
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included in Exhibit 101).
* Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

November 4, 2025	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

November 4, 2025	/s/ Robert G. Butterfield
Robert G. Butterfield
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)