Form 10-K
period 2025-12-31
BANNER CORP
filed 2026-02-25
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
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
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U. S. C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s common stock quoted on The NASDAQ Stock Market on June 30, 2025, was:
Common Stock – $2,183,779,995
 (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)
 The number of shares outstanding of each of the classes of the registrant’s classes of common stock as of January 31, 2026:
Common Stock, $.01 par value – 34,097,856 shares
 Documents Incorporated by Reference
Portions of Proxy Statement for Annual Meeting of Shareholders to be held May 22, 2026 are incorporated by reference into Part III.

BANNER CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items, including statements about our financial condition, liquidity and results of operations. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These forward-looking statements are inherently subject to numerous risks and uncertainties, including ongoing market volatility and evolving global conditions, which may cause actual results to differ materially from those expressed or implied. These factors include, but are not limited to:
•Adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of labor shortages, elevated inflation, recessionary pressures, or slowing economic growth;
•Changes in interest rate levels and volatility, and the timing and pace of such changes, including actions by the Federal Reserve, which could materially affect our net interest margin, funding costs, asset values, access to capital and liquidity;
•The impact of inflation and related monetary and fiscal policy responses, and their impact on consumer and business behavior;
•Geopolitical developments and international conflicts, or the imposition of new or increased tariffs and trade restrictions, which may disrupt financial markets, global supply chains, commodity prices, or economic activity in specific industry sectors, including, but not limited to, agriculture-based lending;
•The effects of a federal government shutdown, a debt ceiling standoff, or other fiscal policy uncertainty;
•The impact of bank failures or adverse developments at other banks and related negative publicity about the banking industry on investor and depositor sentiment;
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
•Results of examinations by regulatory authorities, which could result in the imposition of penalties, required changes to our business practices, or additional reserves.
•Competitive pressures among depository and non-depository institutions that may contribute to industry disintermediation or adversely affect pricing, market share, deposit flows or product offerings;
•Fluctuations in real estate values;
•The ability to adapt to rapid technological changes, including advancements in artificial intelligence, digital banking platforms, and cybersecurity;
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
•The effects of critical accounting policies and judgments, including the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be inaccurate;
•Effects of climate change, severe weather, natural disasters, pandemics, public health crises, acts of war or terrorism, civil unrest and other external events on our business;
•Other risks detailed from time to time in our reports filed with or furnished to the U.S. Securities and Exchange Commission (SEC), including this Annual Report on Form 10-K.

Any forward-looking statements are based upon Management’s beliefs and assumptions at the time they are made. We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise, except as may be required by law. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires. All references to “Banner” refer to Banner Corporation and those to the “Bank” refer to its wholly-owned subsidiary, Banner Bank.

PART 1

Item 1 – Business

General

Banner is a bank holding company incorporated in the State of Washington which wholly owns one subsidiary bank, Banner Bank. The Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2025, it had 135 branch offices and 15 loan production offices located in Washington, Oregon, California, Idaho, Utah and Nevada. Banner is subject to regulation by the Federal Reserve. The Bank is subject to regulation by the Washington State Department of Financial Institutions-Division of Banks (the DFI) and the Federal Deposit Insurance Corporation (the FDIC). As of December 31, 2025, we had total consolidated assets of $16.35 billion, net loans of $11.56 billion, total deposits of $13.74 billion, and total shareholders’ equity of $1.95 billion. Banner’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol “BANR.”

The Bank is a regional bank that offers a wide variety of commercial banking services and financial products to individuals, businesses and public sector entities in its primary market areas.  The Bank’s primary business is that of traditional banking institutions — accepting deposits and originating loans in locations surrounding our offices in Washington, Oregon, California, Idaho, Utah and Nevada. The Bank is also an active participant in secondary loan markets, engaging in mortgage banking operations through the origination and sale of one- to four-family residential loans. Lending activities include commercial business and commercial real estate loans, agriculture business loans, construction, land and land development loans, one- to four-family residential loans, multifamily real estate loans, U.S. Small Business Administration (SBA) loans and consumer loans.

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

We also focus on expanding our product offerings and investing in marketing campaigns designed to significantly increase brand awareness for the Bank. These marketing investments are a significant element in our strategy to grow client relationships and increase our market presence, while allowing us to better serve existing and future clients. We believe our branch network, broad product line and heightened brand awareness have created a franchise that is well positioned for growth and successful execution of our super community bank model. Our overall strategy is focused on delivering clients—including middle market and small businesses, business owners, their families and employees—a compelling value proposition by providing the financial sophistication and breadth of products of a regional bank while retaining the appeal, responsiveness, and superior service level of a community bank.

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

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans and investment securities — and interest expense on interest-bearing liabilities — composed primarily of client deposits and supplemented by Federal Home Loan Bank of Des Moines (FHLB) advances, other borrowings, and junior subordinated debentures. Net interest income is a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets, interest-bearing liabilities and non-interest-bearing funding sources including non-interest-bearing deposits.

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

Our lending activities are primarily directed toward the origination of commercial real estate and business loans. Commercial real estate loans include owner-occupied, investment properties and multifamily real estate. We also originate one- to four-family residential and construction, land and land development loans, of which a significant component are one- to four-family residential construction loans. Throughout 2025, sales of completed homes continued to outpace new originations due to constrained housing inventories. Our commercial business lending is directed toward meeting the credit and related deposit and treasury management needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas. To a lesser extent, our commercial business lending has also included participation in certain national syndicated loans. We typically sell most of the one- to four-family residential loans we originate into the secondary market, with net gains on sales and loan servicing fees recognized as mortgage banking revenue. However, demand for these loans slowed in 2024 and 2025 due to elevated interest rates, which reduced refinance activity and overall origination volumes. At December 31, 2025, our net loan portfolio totaled $11.72 billion compared to $11.35 billion at December 31, 2024.

One- to Four-Family Residential Real Estate Lending:  We originate loans secured by first mortgages on one- to four-family residences in the markets we serve.  Through our mortgage banking activities, we sell one- to four-family residential loans on either a servicing-retained or servicing-released basis. We have generally sold a significant portion of our conventional one- to four-family residential loan originations and nearly all of our government insured loans in the secondary market. As of December 31, 2025, 13% of the loan portfolio, $1.57 billion, consisted of permanent one- to four-family residences.

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

Our residential loans are generally underwritten and documented in accordance with the guidelines established by the Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC) and the Federal National Mortgage Association (Fannie Mae or FNMA). Government insured loans are underwritten and documented in accordance with the guidelines established by the Department of Housing and Urban Development and the Department of Veterans Affairs. In the loan approval process, we assess the borrower’s ability to repay the loan, the adequacy of the proposed security and the employment stability and creditworthiness of the borrower. For ARM loans, our standard practice provides for underwriting based upon fully indexed interest rates and payments. Generally, we will lend up to 95% of the lesser of the appraised value or purchase price of the property on conventional loans, although higher loan-to-value ratios are available on secondary market programs. We require private mortgage insurance on conventional residential loans with a loan-to-value ratio exceeding 80% at origination.

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

We also make construction loans to qualified owner occupants, which upon completion of the construction phase convert to long-term amortizing one- to four-family residential loans that are eligible for sale in the secondary market. We regularly monitor our construction and land loan portfolios and the economic conditions and housing inventory in each of our markets and increase or decrease this type of lending as we observe market conditions change. Our residential construction, land and land development lending has been increasing recently in select markets and has made a meaningful contribution to our net interest income and profitability. We also originate construction loans for commercial and multifamily real estate.

Construction and land lending affords us the opportunity to achieve higher interest rates and fees with shorter terms to maturity than are generally available on other types of lending. Construction and land lending, however, involves a higher degree of risk than other lending opportunities. We attempt to address these risks by adhering to strict underwriting policies, disbursement procedures and monitoring practices, and by maintaining portfolio diversification with respect to sub-markets, price ranges and borrowers.

Commercial and Multifamily Real Estate Lending: We originate loans secured by multifamily and commercial real estate, including loans for construction of multifamily and commercial real estate projects. Commercial real estate loans are made for both owner-occupied and investor-owned properties. Multifamily and commercial real estate lending affords us an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. In originating multifamily and commercial real estate loans, we consider the location, marketability and overall attractiveness of the properties. Our underwriting guidelines for multifamily and commercial real estate loans require an appraisal from a qualified independent appraiser, as well as an environmental risk assessment and an economic analysis of each property with regard to annual revenue and expenses, debt service coverage and fair value to determine the maximum loan amount. In the approval process, we assess the borrower’s willingness and ability to manage the property and repay the loan and the adequacy of the collateral in relation to the loan amount. Our multifamily real estate portfolio, totaling $850.8 million as of December 31, 2025, is diversified and consists mostly of affordable housing projects. Our commercial real estate portfolio, totaling $4.05 billion as of December 31, 2025, is diversified, with exposure spread across numerous loans and multiple geographic markets.

Multifamily and commercial real estate loans originated by us are both fixed- and adjustable-rate loans with intermediate terms of generally five to 10 years. A significant portion of our multifamily and commercial real estate loans are linked to various FHLB advance rates, certain prime rates, US Treasury rates, or other market rate indices. Rates on these adjustable-rate loans generally adjust with a frequency of one to five years after an initial fixed-rate period ranging from one to 10 years. Our commercial real estate portfolio consists of loans on a variety of property types with no large concentrations by property type, location or borrower. At December 31, 2025, the average size of our commercial real estate loans was $1.3 million, with the largest commercial real estate loan, in terms of an outstanding balance, totaling $28.4 million.

Commercial Business Lending: We are active in small- to medium-sized business lending. Our commercial bankers are focused on local markets and devote a great deal of effort to developing client relationships and providing these types of borrowers with a full array of products and services delivered in a thorough and responsive manner. Our experienced commercial bankers and senior credit staff help us meet our commitment to small business lending while also focusing on corporate lending opportunities for borrowers with credit needs, generally in a $3 million to $25 million range. In addition to providing earning assets, commercial business lending has helped us increase our deposit base. In recent years, our commercial business lending has included modest participation in certain national syndicated loans, including shared national credits. We also originate smaller balance business loans, principally through our retail branch network, using our QuickStep business loan program, which is closely aligned with our consumer lending operations and relies on centralized underwriting procedures. QuickStep business loans are available up to $1.0 million. Business lines of credit are available up to $500,000 and owner-occupied real estate loans are available up to $2.0 million.

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

Agricultural operating loans generally are made as a percentage of the borrower’s anticipated income to support budgeted operating expenses.  These loans are secured by a blanket lien on all crops, livestock, equipment, accounts and products and proceeds thereof.  In the case of crops, consideration is given to projected yields and prices from each commodity.  The interest rate is normally floating, based on the prime rate or another index, plus a negotiated margin.  Because these loans are made to finance a farm’s or ranch’s annual operations, they are usually written on a one-year review and renewable basis.  Renewal is dependent upon the prior year’s performance, the forthcoming year’s projections and the overall financial strength of the borrower.  We carefully monitor these loans and related variance reports on income and expenses compared to budget estimates.  To meet the seasonal operating needs of a farm, borrowers may qualify for single payment notes, revolving lines of credit and/or non-revolving lines of credit.

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

We also originate loans to finance the purchase of farm equipment with terms of up to seven years.  On occasion, we also originate agricultural real estate loans secured primarily by first liens on farmland and improvements thereon located in our market areas, although generally only to service the needs of our existing clients.  Loans are generally written in amounts ranging from 50% to 75% of the tax assessed or appraised value of the property for terms of five to 20 years.  These loans typically have interest rates that adjust at least every five years based upon a Treasury index or FHLB advance rate plus a negotiated margin.  Fixed-rate loans are granted on terms usually not to exceed five years.  In originating agricultural real estate loans, we consider the debt service coverage of the borrower’s cash flow, the appraised value of the underlying property, the experience and knowledge of the borrower, the borrower’s past performance with us and the market area.  These loans normally are not made to start-up businesses and are reserved for existing clients with substantial equity and a proven history.

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

Consumer and Other Lending:  We originate a variety of consumer loans, including home equity lines of credit; automobile, boat and recreational vehicle loans; and loans secured by deposit accounts.  While consumer lending has traditionally been a small part of our business, with loans made primarily to accommodate our existing client base, it has received consistent emphasis in recent years.  Similar to other consumer loan programs, we also offer our credit card program mostly to our existing client base to add to the depth of our client relationships.  In addition to earning balances, credit card accounts produce non-interest revenues through interchange fees and other activity-based revenues. Our underwriting of consumer loans is focused on the borrower’s credit history and ability to repay the debt as evidenced by documented sources of income.

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

In addition to commercial real estate loans, our commercial bankers solicit commercial and agricultural business loans through call programs focused on local businesses and farmers.  While commercial bankers are delegated reasonable lending authority based upon their qualifications, credit decisions on significant commercial and agricultural loans are made by senior credit officers based on their lending authority or, if required, escalated for further approval, including by Management’s Senior Loan Committee.

We originate consumer loans and small business (including QuickStep) commercial business loans through various marketing efforts directed primarily toward our existing deposit and loan clients.  Consumer and small business commercial business loan applications are primarily underwritten and documented by centralized administrative personnel.

Loan Originations, Sales and Purchases

While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative client demand and competition in each market we serve.  For the years ended December 31, 2025 and 2024, we originated loans, net of repayments, including our participation in syndicated loans and loans held for sale of $852.6 million and $984.7 million, respectively.

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

Loan Servicing

We receive fees from a variety of institutional owners in return for performing the traditional services of collecting individual payments and managing portfolios of sold loans.  At December 31, 2025, we were servicing $3.14 billion of loans for others.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance.  In addition to earning fee income, we retain certain amounts in escrow for the benefit of the lender for which we incur no interest expense but are able to invest the funds into earning assets.

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

Asset Quality

Classified Assets:  State and federal regulations require that the Bank review and classify its problem assets on a regular basis.  In addition, in connection with examinations of insured institutions, state and federal examiners have authority to identify problem assets and, if appropriate, require them to be classified.  Historically, we have not had any meaningful differences of opinion with the examiners with respect to asset classification.  The Bank’s Credit Policy Division reviews detailed information with respect to the composition and performance of the loan portfolios, including information on risk concentrations, delinquencies and classified assets for the Bank.  The Credit Policy Division approves all recommendations for new classified loans. In the case of smaller-balance homogeneous loans including residential real estate and consumer loans, the Credit Policy Division has approved policies governing classifications, or changes in classifications, and develops and monitors action plans to resolve the problems associated with the assets.  The Credit Policy Division also approves recommendations for establishing the appropriate level of the allowance for credit losses.  Significant problem loans are transferred to the Bank’s Special Assets Department for resolution or collection activities.  We review asset quality at least quarterly.

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

We compete for deposits with a wide range of financial institutions and other intermediaries. Competition is particularly strong for transaction and savings deposits, with commercial banks, credit unions, and nonbank providers, such as securities brokerage firms, mutual funds, and large corporations with nationwide office networks, actively competing for market share. Our efforts, including acquisitions, branch relocations and renovations, and targeted marketing campaigns, are primarily aimed at expanding deposit client relationships and balances.  In addition, our electronic and digital banking services, such as debit card and ATM programs, online banking, remote deposit capture, and mobile banking, are designed to enhance client engagement, support deposit growth, and generate fee income. Core deposits, which consist of non-interest-bearing checking accounts and interest-bearing transaction and savings accounts, are a fundamental component of our business strategy. At December 31, 2025 and 2024, core deposits represented 89% of total deposits.

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

Between 2002 and 2007, we issued junior subordinated debentures in conjunction with the sale of trust preferred securities (TPS). These securities were issued through special purpose business trusts established by Banner and were privately offered to pooled investment vehicles. The proceeds from the junior subordinated debentures issuances were primarily contributed to the Bank as additional paid-in capital. In addition, Banner assumed additional junior subordinated debentures through acquisitions.

In 2020, we issued 5.0% fixed-to-floating rate subordinated notes, which became callable in 2025 and had a stated maturity date in 2030. The balance of our outstanding subordinated notes was repaid during the second quarter of 2025.

Personnel

Human Capital

At Banner, our employees are a critical component of our success. Because our business depends on our ability to retain, develop and attract top talent, we seek to provide a work environment that offers professional development opportunities, career growth, competitive compensation and comprehensive benefits. Employing the best talent we can—including individuals who possess a broad range of professional experiences and skills—better positions us to anticipate and meet the needs of our business and our clients.

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

Talent Acquisition and Workforce Stability. To cultivate and recruit hard-to-fill positions, we partner closely with several colleges and universities with well-known programs relevant to our business. In 2025, we continued our Flexible Workplace Program that was formally launched in 2022, which provides hybrid and remote career opportunities. As of December 31, 2025, approximately 39% of our workforce was working hybrid or remote. Our willingness to accommodate flexible work arrangements underscores our commitment to supporting employee engagement and retention, and strengthening our leadership pipeline. Our voluntary employee turnover rate in 2025 was 14.6%.

Our employment application and hiring processes do not solicit prior compensation information from candidates. This approach helps ensure our new hire compensation is based on individual qualifications and roles, rather than being influenced by a candidate’s previous compensation history. In 2025, we hired 337 new employees into our workforce. We also accept relevant experience as an alternative to formal education requirements for many roles, to support expanded candidate pools.

Talent Development and Leadership Pipeline. We invest significant resources developing the talent needed to meet our business goals and to make us an employer of choice. We offer our employees a variety of professional development opportunities, including participation in industry conferences, instructor-led continuing education and training sessions. We also make available online training sessions that focus on industry, regulatory, business and leadership topics to help employees achieve their career goals, build management skills and lead their teams.

To foster a culture of growth and professional development, we launched a new leadership development program in 2024. This comprehensive, 12-month program represents a significant investment in our leaders and is intentionally aligned with the Bank’s strategic goals. In 2025, our inaugural class of 93 leaders successfully completed the program, and we welcomed a second class of 72 participants. This initiative reflects our commitment to building a robust talent pipeline—one that develops capable leaders, drives vision and purpose, cultivates innovation and strategic thinking, and supports continuous learning through experimentation. Grounded in eight core leadership competencies, the program equips leaders with the capabilities needed to navigate an evolving financial landscape and advance the Bank’s long‑term objectives.

To encourage advancement and growth within our organization, we provide information and guides to help individuals design their own career paths. With this strong focus on internal talent development, we filled 22% of all open positions in 2025 with internal candidates.

As part of our commitment to continuous learning, we require all employees to complete a variety of online training courses annually. These include both job-specific and general courses covering regulatory compliance, cybersecurity, fraud prevention, workplace standards, and ethics. We also encourage employees to enroll in outside education programs to broaden their knowledge and enhance job performance and we facilitate career growth by providing tuition assistance to help employees obtain bachelor’s and master’s degrees. This comprehensive approach underscores our dedication to nurturing a skilled and empowered workforce.

Succession Planning and Leadership Continuity. Recognizing the critical significance of succession planning for our CEO and other key executives, our Board of Directors takes an active role in overseeing and monitoring these efforts. Annually, the Board conducts a thorough review of our succession plans for senior leadership roles. The primary objective is to ensure that we consistently have the appropriate leadership talent in place, aligning with the organization’s long-term strategic plans. To facilitate this oversight, the Board’s Compensation and Human Capital Committee provides dedicated governance of talent development and succession planning for senior leadership roles.

Employee Engagement and Culture. Throughout 2025, we held quarterly virtual meetings with employees to communicate results and progress on strategic initiatives. We use anonymous employee surveys to gather valuable feedback on key initiatives, leveraging the results to enhance existing programs and develop new ones. In our commitment to fostering employee engagement and transparency, we share the survey results with our workforce. Additionally, senior leadership analyzes areas of progress or opportunities for improvement, prioritizing responsive actions and activities. In 2025, we earned Great Place to Work® certification with an overall engagement score of 86%. Beyond the formal engagement survey, we provide ongoing opportunities for managers and employees to ask questions, raise concerns and suggest ways to build a better and stronger company.

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

Pay Equity. Pay equity and pay transparency are foundational to our compensation philosophy and core values. We began conducting pay equity studies in 2017 in collaboration with external experts to methodically assess employee groups in similar roles. These studies consider various factors such as job location and experience to promote fair and objective pay comparisons. In 2025, we began leveraging a technology platform designed to measure, achieve and sustain pay equity. This technology enables us to integrate pay equity analyses into our core business processes, allowing us to conduct reviews as frequently as needed to support our strategic goals. Through continuous monitoring, we remain committed to identifying and addressing pay disparities, in alignment with our compensation philosophy and applicable laws.

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

Workplace Environment. We seek to hire the best and brightest—including individuals who possess a broad range of professional experiences and skills. We believe that a workplace that values collaboration, respect and diverse perspectives results in better outcomes for all our stakeholders and empowers our employees to make more meaningful contributions within our Company and communities.

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

We are an employer partner in the Department of Defense’s Military Spouse Employment Partnership (MSEP). This partnership connects military spouses with employers committed to recruiting, hiring, promoting and retaining military spouses. As an MSEP partner, we have agreed to post job openings to the Partnership’s portal, increase employment opportunities for military spouses, provide career advancement opportunities to military spouses who perform well, and when possible, work to retain military spouses when they relocate. We also committed to tracking and reporting military spouse employment data.

In 2025, we continued our employee engagement efforts through five employee-led networking and resource groups. Our groups are open to all employees and provide opportunities for connection, discussion and professional growth.

We have a strong team collectively capable of professionally operating the business and fulfilling our vision. The following tables illustrate our workforce composition by level as of December 31, 2025, presented for transparency regarding our workforce profile:

	Female	Male
Workforce Composition:
Individual Contributor	67%	33%
Manager	71%	29%
Director*	40%	60%
Executive	40%	60%
Total workforce	65%	35%
* Refers to director-level employees, not Board of Directors

	Non-White	White
Workforce Composition:
Individual Contributor	33%	67%
Manager	30%	70%
Director*	19%	81%
Executive	7%	93%
Total workforce	31%	69%
* Refers to director-level employees, not Board of Directors

Health, Safety and Well-being. The success of our business is fundamentally connected to the well-being of our employees. We provide employees and their families with access to a variety of programs to support their physical and mental health. We offer a wellness benefit that provides unlimited free one-on-one personal coaching in several different categories such as fitness, nutrition, life, and finances, as well as a range of tools to improve sleep quality. Most wellness benefits can be shared with up to five friends and family.

Community Engagement. We strive to be a good corporate citizen by encouraging employees to engage in the communities where they live and work. To encourage volunteering, we offer Community Connections, a program that offers employees up to 16 hours of paid time off to volunteer at non-profit organizations of their choice. We also encourage employees to serve in leadership roles in these organizations as part of their professional development. We are proud to support many local community organizations through financial contributions and employee-driven volunteerism, including Junior Achievement, United Way and hundreds of others.

Human Capital Metrics and Reporting. We capture critical metrics regarding human capital management on a quarterly basis and report them to the Compensation and Human Capital Committee of the Board of Directors. The Human Capital Management Dashboard includes a mixture of trending and point-in-time metrics designed to provide information and analysis of workforce composition, talent acquisition, workforce stability (retention, turnover, etc.), employee engagement, learning and development, and total rewards. As of December 31, 2025, we employed 1,930 full- and part-time employees and 4 temporary employees across our four-state footprint. Our employees are not represented by a collective bargaining agreement. As of December 31, 2025, 56% of our employees work in Washington State. We also have employees working in Oregon (20%), California (16%) and other states (8%). As of December 31, 2025, four generations were represented in our workplace with Millennials having the greatest representation (38%), followed by Gen-X (37%), Gen-Z (13%), and Boomers (12%).

Taxation

Tax-Sharing Agreement

The Company files its federal and state income tax returns on a consolidated basis under a tax-sharing agreement between Banner and the Bank, including the Bank’s subsidiaries. Each company of the consolidated group has calculated a minimum income tax which would be required if the individual subsidiary were to file federal and state income tax returns as a separate entity.  Each subsidiary pays to Banner an amount equal to the estimated income tax due if it were to file as a separate entity.  The payment is made on or about the time the subsidiary would be required to make such tax payments to the United States Treasury or the applicable State or Local Departments of Revenue.  In the event the computation of the subsidiary’s federal or state income tax liability, after considering any estimated tax payments, would result in a refund had the subsidiary filed on a separate-company basis, Banner may either apply the refund amount to the subsidiary’s tax liability for the following year or pay the subsidiary an amount equal to the hypothetical refund.  Banner acts as agent for each subsidiary with respect to all matters relating to consolidated tax returns and refund claims.  If Banner’s consolidated federal or state income tax liability is adjusted for any period, the liability of each party under the tax-sharing agreement is recomputed to reflect those adjustments. Any additional payments required as a result are made within a reasonable time after the related tax payments are made or refunds are received.

Federal Taxation

For tax reporting purposes, we report our income on a calendar year basis using the accrual method of accounting on a consolidated basis.  We are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the reserve for bad debts.

State and Local Taxation

Washington Taxation: We are subject to a Business and Occupation (B&O) tax which is imposed by the State of Washington on gross receipts. Interest received on loans secured by mortgages or deeds of trust on residential properties, residential mortgage-backed securities meeting certain required criteria, and certain U.S. Government and agency securities is not subject to this tax.

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

Competition

We encounter significant competition both in attracting deposits and in originating loans.  Our most direct competition for deposits comes from other commercial and savings banks, savings associations and credit unions with offices in our market areas.  We also experience competition from securities firms, insurance companies, money market and mutual funds, and other investment vehicles. We expect competition from these institutions to remain strong, including from online banks and financial technology (FinTech) companies that leverage technology to deliver financial services. In addition, new technological developments, including the development and use of generative and agentic artificial intelligence, are rapidly evolving; we expect these technologies will continue to impact the competitive landscape, possibly to an increasing extent. Competition for both deposits and loans is influenced by prevailing interest rates and competitors’ pricing strategies. Our ability to attract and retain deposits also depends on our ability to provide transaction services and investment options that meet client needs. We compete by offering a broad range of deposit products and financial services, including electronic banking capabilities, with competitive rates and terms, convenient locations and hours, and a high level of personal service and expertise. We also compete by developing long-term client relationships and delivering a relationship-based banking model tailored to local markets. We continue to invest in technology and digital delivery channels to enhance client experience and remain competitive. Certain nonbank competitors are not subject to the same regulatory framework as banks, which may provide them with greater operational flexibility.

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

Deposit Insurance: The Deposit Insurance Fund of the FDIC insures deposit accounts of the Bank up to $250,000 per separately insured deposit relationship category.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. As of December 31, 2025, assessment rates ranged from five basis points to 32 basis points for all institutions, subject to adjustments for unsecured debt issued by the institution, unsecured debt issued by other FDIC-insured institutions, and brokered deposits held by the institution. The FDIC is required to update its analysis and projections for the Deposit Insurance Fund balance and reserve ratio at least semiannually and make necessary adjustments to the assessment rate schedules.

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

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized.  Failure by the Bank to comply with applicable capital requirements would, if unremedied, result in progressively more severe restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator.  Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.  Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements. As of December 31, 2025, Banner and the Bank met the requirements to be “well capitalized” and the capital conservation buffer requirements.

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

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy.  As of December 31, 2025, the Bank’s aggregate recorded loan balances for construction, land and land development loans were 88% of total regulatory capital.  In addition, at December 31, 2025, the Bank’s loans secured by commercial real estate represent 258% of total regulatory capital.

Activities and Investments of Insured State-Chartered Financial Institutions:  Federal law generally limits the activities and equity investments of FDIC insured, state-chartered banks to those that are permissible for national banks.  An insured state bank is not prohibited from, among other things: (1) acquiring or retaining a majority interest in a subsidiary; (2) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets; (3) acquiring up to 10% of the voting stock of a company that solely provides or re-insures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions; and (4) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

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

Community Reinvestment Act:  The Bank is subject to the Community Reinvestment Act of 1977 (CRA), which requires that federal banking regulatory agencies assess a bank’s performance in meeting the credit needs of its community, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public and is considered when a bank applies to establish a new branch, relocate an existing office, or merge or acquire another federally regulated financial institution. The Bank received an “outstanding” rating in its most recent CRA examination.

On October 24, 2023, federal banking agencies, including the FDIC, issued a final rule to strengthen and modernize CRA regulations. The final rule was published with an April 1, 2024, effective date and staggered compliance dates; however, implementation of the 2023 final rule was stayed by a preliminary injunction. In 2025, the federal banking agencies issued a Joint Notice of Proposed Rulemaking to rescind the 2023 final rule and reinstate the prior CRA regulations. As a result, the Bank will continue to be evaluated under the pre-2023 CRA regulatory framework.

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

Other Consumer Protection Laws and Regulations:  The CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. The Bank and its affiliates and subsidiaries are subject to CFPB supervisory and enforcement authority. In early 2025, CFPB leadership significantly scaled back the agency’s rulemaking, enforcement and supervisory activities, including pausing major enforcement actions, rescinding guidance, and narrowing priorities which has significantly reduced active oversight of financial institutions. Although statutory consumer protection requirements remain in force, the agency’s diminished operations have created regulatory uncertainty with respect to the supervision and enforcement of the existing consumer financial protection laws.

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

Banner Corporation

General:  Banner, as sole shareholder of the Bank, is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, or the BHCA, and the regulations of the Federal Reserve.  Banner is required to file quarterly reports with the Federal Reserve and provide additional information as the Federal Reserve may require.  The Federal Reserve may examine Banner, and any of its subsidiaries.  The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries).  In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.  Banner is also required to file certain reports with, and comply with the rules and regulations of the SEC.

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

Dividends:  The Federal Reserve issued a policy statement on cash dividend payments by bank holding companies, which expresses its view that, although there are no specific regulations restricting dividend payments by bank holding companies other than state corporate laws, a bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company’s net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company’s capital needs, asset quality, and overall financial condition.  The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. The capital conversion buffer requirement can also restrict Banner’s and the Bank’s ability to pay dividends. Further, under Washington law, Banner is prohibited from paying a dividend if, after making such dividend payment, it would be unable to pay its debts as they become due in the usual course of business. Banner is also prohibited from paying a dividend if its total liabilities, plus the amount that would be needed in the event Banner were to be dissolved at the time of the dividend payment exceed our total assets.

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

Our operations are significantly influenced by national and regional economic conditions.  Weakness in the national economy, or the economies of the markets in which we operate, could have a material adverse effect on our financial condition, results of operations and prospects. We provide banking and financial services primarily to businesses and individuals in the states of Washington, Oregon, California and Idaho, with all of our branches and most of our deposit clients located in these four states.
Our client base is highly concentrated in the Puget Sound region and Eastern Washington. A deterioration in the business environment in these regions, or the financial challenges of one or more large employers in these areas, could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. As we expand into other areas, including San Diego, Sacramento, and other parts of California, we face additional concentration risks in these markets.

Broader economic factors such as inflation, unemployment, money supply fluctuations, changes in monetary policy, and volatility in interest rate markets also may adversely affect our profitability. Uncertainty regarding the timing, magnitude or pace of potential interest rate changes by the Federal Reserve, particularly following a prolonged period of elevated rates, may negatively affect borrowing demand, asset yields, deposit pricing, and economic activity in our market areas. Furthermore, trade disputes, tariffs, or shifts in trade policies between the United States and other nations could disrupt supply chains, increase costs for businesses, and reduce export opportunities for our clients. These developments may, in turn, negatively impact our client’s operations and, consequently, our financial performance.

A downturn in economic conditions, whether due to inflation, recessive trends, geopolitical conflicts, or environmental and climate-related events such as wildfires, floods, or other natural disasters, could have a material adverse effect on our business, financial condition, liquidity, and results of operations, including but not limited to:
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

A decline in local economic conditions could disproportionately affect our earnings and capital compared to larger financial institutions with more geographically diverse real estate loan portfolios. Because our loan portfolio is predominantly secured by real estate, deterioration in real estate markets could impair borrowers’ ability to repay loans and reduce the value of the underlying collateral. Real estate values are influenced by a range of factors, including economic conditions, interest rates, government policies, natural disasters, construction and material availability, and other market or policy factors. Liquidating significant collateral during a period of depressed real estate values could negatively impact our financial condition and profitability.

Adverse changes in regional or general economic conditions may reduce our growth rate, impair our ability to collect loans and generally have a negative effect on our financial condition and results of operations.

Monetary policy, inflation, deflation, and other external economic factors could adversely impact our financial performance and operations.

Our financial condition and results of operations are influenced by monetary, fiscal, and trade policies, including those of the Federal Reserve, the U.S. Treasury, and other governmental authorities. Actions by these authorities may lead to inflation, deflation, changes in interest rates, or other economic conditions that could materially adversely affect our results of operations. Tariffs, supply-chain disruptions, or rising costs could reduce the ability of our clients, particularly small- and medium-sized businesses, to repay loans, negatively affecting credit quality and financial performance of our loan portfolios. Prolonged inflation may increase operational costs, including wages and benefits, while fluctuations in interest rates and the yield curve can significantly impact our net interest income. Interest rates may not move in alignment with inflation or deflation, adding uncertainty to the economic environment.

Risks Related to Credit and Lending

Our loan portfolio includes loans with a higher risk of loss.

In addition to first-lien one- to four-family residential real estate lending, we originate construction, land and land development loans, commercial and multifamily real estate loans, commercial business loans, agricultural mortgage and business loans, and consumer loans, primarily within our market areas.  As of December 31, 2025, we had $10.15 billion outstanding in these non-first-lien one- to four-family residential real estate loan categories, compared to $9.76 billion as of December 31, 2024. These loans present risks distinct from those associated with first-lien one- to four-family residential real estate lending for a number of reasons, including the following:

•Construction and Land Loans. At December 31, 2025, construction and land loans were $1.71 billion, or 15% of our total loan portfolio. This type of lending carries inherent uncertainties in estimating a property’s future value upon project completion and the overall cost (including interest) of the project.  Such challenges could result from difficulties in estimating construction costs, assessing the value of the property upon project completion, or accounting for regulatory impacts. If construction cost estimates are inaccurate, we may be required to advance funds beyond the original loan commitment to ensure project completion. Additionally, if the appraised value of the completed project is overstated, we may have inadequate security for loan repayment, resulting in potential losses. Other risks include disputes between borrowers and builders, the failure of builders to pay subcontractors, and the concentration of higher loan amounts among a limited number of builders. A downturn in housing or the real estate market could increase delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Multiple loans to a single builder amplify these risks, as adverse developments in one loan or credit relationship could result in significant losses. At December 31, 2025, non-performing construction and land loans totaled $6.4 million, or 14% of total non-performing loans.

Some construction loans include interest reserves, where accumulated interest is added to the loan principal rather than requiring borrower payments during the loan term. Rising market interest rates can rapidly deplete these reserves before project completion and increase borrowing costs for end-purchasers, potentially reducing their ability to finance the home or diminishing demand for the project. Properties under construction are also challenging to sell and typically need to be completed before a sale can occur, which could increase the risk of loan losses if the property cannot be sold or completed as planned.

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

Our construction loans include both those secured by sales contracts or permanent loans for finished homes and speculative construction loans, where end-purchasers may not be identified during or after the construction period. Speculative construction loans present additional risks because end-purchasers may not be identified, and unsold inventory or market weakness could result in loan losses.

•Commercial and Multifamily Real Estate Loans. At December 31, 2025, commercial and multifamily real estate loans were $4.90 billion, or 42% of our total loan portfolio. Many of these loans involve higher principal amounts than other types of loans, and some commercial borrowers maintain multiple loans with us. Consequently, an adverse development with respect to a single loan or credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Repayment of these loans typically depends on the income generated from the property securing the loan, in amounts sufficient to cover operating expenses and debt service. This income may be adversely affected by changes in the economy or local market conditions. In addition, many of our commercial and multifamily real estate loans are not fully amortizing and include large balloon payments at maturity. These balloon payments may require the borrower to either sell or refinance the underlying property, and refinancing may be difficult or unavailable due to elevated interest rates, tighter underwriting standards, declining property values, or reduced lender appetite, heightening the risk of default or non-payment. If we foreclose on a commercial or multifamily real estate loan, the holding period for the collateral is typically longer than for one- to four-family residential loans as a result of the smaller pool of potential buyers. In recent years, the commercial real estate market has experienced substantial growth, with increased competition contributing to historically low capitalization rates and rising property values. More recently, the commercial real estate market has been affected by higher interest rates, tighter credit conditions, and changing economic and workplace dynamics. The adoption of remote and hybrid work models has led many companies to re-evaluate their long-term real estate needs. Although certain employers have increased in-office requirements, others are downsizing or shifting to hybrid models, and demand for office space in certain markets has remained structurally lower than pre-pandemic levels, creating uncertainty in demand for office space and other commercial properties. This trend could result in prolonged vacancies, declining rental income, refinancing challenges, and reduced property values, particularly for certain property types or markets, adversely affecting the performance of our commercial real estate loan portfolio. Federal banking regulators have increased supervisory focus on commercial real estate exposures, particularly with respect to refinancing risk, collateral valuation, and borrower equity levels, which may subject us to heightened examination scrutiny, additional risk management expectations, or more conservative supervisory expectations. Failures in our risk management policies and controls could lead to higher delinquencies and losses, adversely affecting our business, financial condition, and results of operations. At December 31, 2025, non-performing commercial and multifamily real estate loans totaled $525,000, or 1% of total non-performing loans.

•Commercial Business Loans.  At December 31, 2025, commercial business loans were $2.41 billion, or 21% of our total loan portfolio. These loans are primarily made based on the borrower’s cash flow and, secondarily, on the underlying collateral provided by the borrower. A borrower’s cash flow can be unpredictable, and the value of collateral securing these loans may fluctuate. Most often, this collateral includes accounts receivable, inventory, equipment, or real estate. For loans secured by accounts receivable, the availability of funds for repayment may depend substantially on the borrower’s ability to collect amounts due from its clients. Other types of collateral securing commercial business loans may depreciate over time, be difficult to appraise, lack liquidity, or fluctuate in value depending on the success of the business.  At December 31, 2025, non-performing commercial business loans totaled $6.8 million, or 15% of total non-performing loans.

•Agricultural Loans.  At December 31, 2025, agricultural loans were $353.2 million, or 3% of our total loan portfolio. Repayment of agricultural loans depends on the successful operation of the business and is subject to numerous factors beyond the control of either us or the borrowers. These factors include adverse weather conditions that prevent crop planting or limit yields (such as hail, drought, and floods), loss of crops or livestock due to disease or other causes, declines in market prices for agricultural products (both domestically and internationally), and the impact of government regulations (including changes in price supports, subsidies, tariffs, and environmental policies). Additionally, many farms rely on a limited number of key individuals whose injury or death could significantly affect the farm’s successful operation. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. As a result, agricultural loans may pose a greater degree of risk than other types of loans, particularly those that are unsecured or secured by rapidly depreciating assets, such as farm equipment (some of which is highly specialized and may have little or no resale market), or assets like livestock or crops. In such cases, repossessed collateral from a defaulted agricultural loan may not provide an adequate source of repayment for the outstanding loan balance due to the greater likelihood of damage, loss, or depreciation, or because the collateral’s assessed value exceeds its eventual realization value. At December 31, 2025, non-performing agricultural loans totaled $4.6 million, or 10% of total non-performing loans.

•Consumer Loans.  At December 31, 2025, consumer loans were $768.5 million, or 6% of our total loan portfolio.  Home equity lines of credit, which represented 88% of our total consumer loan portfolio at December 31, 2025, generally entail greater risk than one- to four-family residential mortgage loans where we are in the first lien position. For home equity lines secured by a second mortgage, it is less likely that we will recover all our loan proceeds in the event of default as the value of the property must be sufficient to cover repayment of the first mortgage loan and foreclosure-related costs before the second mortgage loan balance is repaid. For consumer loans that are unsecured or secured by rapidly depreciating assets, such as automobiles, any repossessed collateral from a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the higher likelihood of damage, loss, or depreciation. The remaining deficiency often does not justify further substantial collection efforts against the borrower. Additionally, consumer loan collections depend on the borrower’s financial stability, making them more vulnerable to adverse events such as job loss, divorce, illness, or personal bankruptcy. Furthermore, federal and state laws, including bankruptcy and insolvency laws, may limit the amount recoverable on these loans. Loans we purchased or indirectly originated may also expose us to claims and defenses by borrowers. In such cases, borrowers may assert claims and defenses against us as an assignee that they could have raised against the seller of the underlying collateral. At December 31, 2025, non-performing consumer loans totaled $4.8 million, or 10% of total non-performing loans.

Our business may be adversely affected by credit risk associated with residential property and declining property values.

At December 31, 2025, first-lien one- to four-family residential loans were $1.57 billion or 13% of our total loan portfolio. Our first-lien one- to four-family residential loans are primarily made based on the repayment ability of the borrower and the collateral securing these loans. Foreclosure on the loans requires the value of the property to be sufficient to cover the repayment of the loan, and the costs associated with foreclosure.

This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A downturn in the economy or the housing market in our market areas or a rapid increase in interest rates may reduce the value of the real estate collateral securing these types of loans and increase the risk that we would incur losses if borrowers default on their loans. Residential loans with high combined loan-to-value generally will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which will in turn adversely affect our financial condition and results of operations. At December 31, 2025, non-performing one- to four-family residential loans totaled $22.6 million, or 49% of total non-performing loans.

Our allowance for credit losses on loans may not be sufficient to absorb losses in our loan portfolio, which would cause our results of operations, liquidity and financial condition to be adversely affected.

Lending money is a substantial part of our business, and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to ensure repayment.  This risk is affected by, among other things:
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

Determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may materially change. If our estimates are incorrect, the allowance for credit losses may not be sufficient to cover the losses in our loan portfolio, resulting in the need for increases in our allowance for credit losses through the provision for credit losses which is recorded as a charge against income. Management also recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provision.

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

Environmental and climate-related events, including wildfires, flooding, mudslides, hurricanes, or other natural disasters, including recent events in our market regions, may adversely affect borrowers’ ability to repay loans, reduce the value of collateral, and increase uncertainty in estimating credit losses. These factors may require increases to our allowance for credit losses to account for elevated credit risks.

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

Risks Related to Merger and Acquisition Strategy

Our strategy of supplementing internal growth through acquisitions of other financial companies or their assets and liabilities, could be adversely affected by risks associated with such acquisitions.

As part of our general growth strategy, we periodically expand our business through acquisitions. While our primary focus is organic growth, from time to time, we engage in discussions with potential acquisition targets as part of our ordinary business activities. There can be no assurance that we will successfully identify suitable acquisition candidates, complete acquisitions, successfully integrate acquired operations into our existing operations, or expand into new markets. Future acquisitions may dilute shareholder value or may have an adverse effect upon our operating results during the integration process. In addition, acquired operations may fail to achieve the profitability levels of our existing operations or meet performance expectations. Transaction-related expenses may also adversely affect our earnings, which could, in turn, negatively impact the value of our stock.

Acquiring banks, bank branches, or businesses involves several risks, including:
•exposure to potential asset quality issues or unknown or contingent liabilities of the banks, businesses, assets, and liabilities we acquire;
•higher than expected deposit attrition;
•potential diversion of our management’s time and attention;
•fluctuation in market condition affecting the prices at which acquisitions can be made;
•complicated or unsuccessful integrations of systems, procedures and personnel of the acquired entity into our company as this integration process is complicated and time-consuming and can also be disruptive to the clients of the acquired business;
•potentially increased leverage, diminished liquidity, or additional capital requirements;
•unable to sustain our past growth rate or grow at all in the future; and
•the acquisition may generate goodwill that must be analyzed for impairment at least annually.

If these risks or uncertainties are not properly addressed, our results of operations and financial condition may be negatively affected. If the integration process is not conducted successfully and with minimal adverse effect on the acquired business and its clients, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose clients or employees of the acquired business. We may also experience greater than anticipated client losses even if the integration process is successful.

Our goodwill may become impaired.

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

Our net interest margin, the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities, can be adversely affected by interest rate changes. While yields on assets and costs of liabilities tend to move in the same direction, they may do so at different speeds, causing the margin to expand or contract. Because our interest-bearing liabilities often have shorter durations than our interest-earning assets, a rise in interest rates may lead to funding costs increasing faster than asset yields, compressing our net interest margin. Periods of volatile, elevated, or declining rates may affect net interest income in multiple ways. For example, floating‑rate assets generally reprice more quickly than deposits, potentially reducing income in falling rate environments. Changes in borrower refinancing behavior, including increased loan prepayments and mortgage‑backed security redemptions, introduce reinvestment risk, as prepaid amounts may need to be reinvested at lower rates. Additionally, changes in the shape of the yield curve, such as flattening or inversion, can compress margins, particularly for institutions with significant fixed‑rate assets.

Rising rates can also increase the cost of deposits and other funding sources. If deposit and borrowing rates rise faster than loan and investment yields, our net interest income and overall earnings could decline.

A substantial amount of our loans have adjustable interest rates, which may result in a higher rate of default in a rising interest rate environment.  Additionally, a significant portion of our adjustable-rate loans include interest rate floors that prevent the loan’s contractual interest rate from falling below a specified level. These features may increase income during periods of declining interest rates, as the rates on these loans cannot adjust downward below the floor, but may limit income growth during periods of rising rates. However, this benefit is subject to the risk that borrowers may refinance these loans to take advantage of lower rates. Furthermore, when loans are at their floor interest rates, our interest income may not rise as quickly as our cost of funds during periods of increasing interest rates, which could materially and adversely affect our results of operations.

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

Risks Related to Regulatory, Legal and Compliance

Potential Impact of Regulatory Changes on Corporate Governance and Risk Management

Regulators may adopt new rules or guidance establishing or modifying corporate governance and risk management standards for banks. Any such guidance could materially affect us by:
•Increasing operational complexity and costs, potentially reducing net income and return on equity;
•Requiring higher levels of capital or liquidity, limiting financial flexibility;
•Subjecting us to heightened regulatory oversight, potentially affecting reputation and market valuation;
•Creating competitive disadvantages relative to less-regulated institutions; and
•Potentially affecting our ability to attract and retain qualified directors or senior management.

Future changes in corporate governance or risk management requirements could increase operational burdens, restrict financial flexibility, and elevate regulatory risks, which could materially affect our business, financial condition, and results of operations.

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

Additionally, actions by regulatory agencies or significant litigation against us may lead to penalties that materially affect us. These regulations, along with the current tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation or change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and/or otherwise adversely affect us and our profitability. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent registered public accounting firm. Changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations, as could our interpretation of those changes. We cannot predict what restrictions may be imposed upon us by future legislation.

Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and results of operations.

The effects of climate change continue to raise significant concerns about the state of the environment. Federal and state policy approaches to climate change continue to evolve, and changes in legislative or regulatory priorities could alter the requirements and expectations placed on businesses, including banks, to address climate-related risks. The lack of empirical data regarding the financial and credit risks posed by climate change still makes it difficult to predict its specific impact on our financial condition and results of operations. However, the physical effects of climate change, such as more frequent and severe weather disasters, could directly affect us. For instance, such events may damage real property securing loans in our portfolios or reduce the value of that collateral. If our borrowers’ insurance is insufficient to cover these losses or if insurance becomes unavailable, the value of the collateral securing our loans could be negatively affected, potentially impacting our financial condition and results of operations. Moreover, climate change may adversely affect regional and local economic activity, harming our clients and the communities in which we operate. Regardless of changes in federal policy, the effects of climate change and its unknown long-term impacts could still have a material adverse effect on our financial condition and results of operations.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions and limit our ability to obtain regulatory approval of acquisitions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of clients seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions or limit our ability to obtain regulatory approval of acquisitions. Additionally, any perceived or actual failure to prevent money laundering or terrorist financing activities could significantly damage our reputation. These outcomes could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses, and our results of operations could be materially adversely affected.

Our business is exposed to a broad range of risks, including liquidity, credit, market, interest rate, operational, legal and compliance, reputational and other risks. These risks may arise from internal factors, the actions of third parties, changes in economic conditions, or other unforeseen events. There may be risks that we have not anticipated or identified, and existing or emerging risks could result in substantial and unexpected losses. If our risk management proves ineffective, we may incur significant losses, which could materially and adversely affect our business, financial condition, results of operations, and growth prospects.

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

We may incur significant expenses to investigate and remediate security vulnerabilities, address the impact of a cyber-attack, or enhance our systems. Such incidents could expose us to litigation, regulatory scrutiny, and financial losses not fully covered by insurance. They could also cause significant reputational damage, which may deter clients from using our services.

Cybersecurity risks are particularly acute in online banking. Increases in criminal sophistication, advances in technology, or vulnerabilities in third-party systems (such as browsers and operating systems) could lead to breaches that compromise the security of data and transactions. A breach could discourage clients from using our online services, negatively impacting our business.

Breaches could result in financial losses to us or our clients, reputational harm, additional compliance costs, business disruption, regulatory penalties, and potential legal liabilities. These outcomes could materially adversely affect our financial condition, results of operations, and ability to grow our online services. In addition, our security measures may not protect us from system failures or interruptions. We also rely on third-party providers for data processing and operational support. If a third-party vendor experiences a disruption, or cyber-attack, or fails to meet our service standards, it could impair our ability to process transactions, deliver products and services, or conduct business. Transitioning to alternative vendors could involve significant delays and costs. Information security risks may also arise from the processing of client data by third-party vendors and their personnel. Breaches, system failures, or interruptions could occur and may not be adequately addressed. Insurance coverage may not fully protect against all losses from such events.

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

We are currently undertaking, or may in the future undertake, significant system conversions and technology upgrades to enhance our operational efficiency, client service capabilities, or regulatory compliance. System conversions, including the implementation of new loan and deposit origination platforms, digital banking solutions, or integration of acquired systems, are inherently complex and present a range of operational, financial, and compliance risks. These risks include, but are not limited to, data migration errors, system downtime, delays in project implementation, and disruptions to ongoing business operations. Inadequate planning, insufficient testing, or ineffective change management could result in the loss or corruption of critical data, interruptions in client-facing services, or failures in transaction processing. Such events could adversely impact our ability to serve clients, result in financial losses, or lead to regulatory scrutiny and reputational harm. Additionally, system conversions may require significant investments of time and resources, and may divert management attention from other strategic initiatives. If we are unable to successfully execute system conversions or promptly resolve any issues that arise, our business, financial condition and results of operations could be materially and adversely affected. Furthermore, as a regulated financial institution, we are subject to heightened expectations regarding data security, business continuity, and internal controls during periods of significant technology change, and any failure to meet these expectations could result in regulatory actions or penalties.

Our current and future uses of Artificial Intelligence (AI) and other emerging technologies may create additional risks.

The increasing adoption of AI in financial services presents significant opportunities but also introduces a range of risks that could impact our operations, regulatory compliance, and client trust. AI introduces model risk, where flawed algorithms or biased data could result in compliance violations or discriminatory outcomes in lending or client service. Cybersecurity threats, such as data breaches, adversarial attacks, and data poisoning, pose significant challenges, particularly as these systems may handle large volumes of sensitive client information. Additionally, the opaque nature of some AI models, often referred to as "black-box" systems, raises regulatory compliance concerns, as regulators increasingly require transparency and explainability in AI-driven decision-making.

Operational risks also arise from potential system failures, over-reliance on AI, and integration challenges with existing infrastructure. Disruptions in AI systems could impact critical functions such as fraud detection, transaction monitoring, and client support. Ethical and reputational risks, including unintended consequences or perceived unfairness in AI-driven decisions, may erode client trust and expose us to regulatory scrutiny. Competitive risks also arise from differences in adoption of new technological developments, including generative and agentic artificial intelligence. If our competitors gain an advantage by using such technologies, our ability to compete effectively and our results of operations could be adversely impacted.

Mitigating these risks requires investments in a robust governance framework, cybersecurity, data privacy, and employee training. Additionally, the fragmented and rapidly evolving legal environment related to AI creates heightened uncertainty and complexity and presents additional compliance and legal risks that could adversely impact our operating results.

We are subject to certain risks in connection with our data management or aggregation.

We are reliant on our ability to manage data and our ability to aggregate data in an accurate and timely manner to ensure effective risk reporting and decision-making. Deficiencies in how data is acquired, validated, stored, protected, or processed, as well as the manual nature of many of our data management and aggregation processes, could lead to human error or system failures. Inaccurate, incomplete, or delayed data could limit our ability to identify, measure, and manage current and emerging risks, impair management decision-making, and hinder our ability to respond to changing business conditions. These shortcomings could also adversely affect our financial reporting, regulatory compliance, operational efficiency, and strategic initiatives. Any of these outcomes could materially and adversely affect our business, financial condition, results of operations, and growth prospects.

Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.

The Bank is susceptible to fraudulent activity that may be committed against us or our clients which may result in financial losses or increased costs, disclosure or misuse of our information or our client’s information, misappropriation of assets, privacy breaches, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Nationally, reported incidents of fraud and other financial crimes have increased.  We have also experienced losses due to apparent fraud and other financial crimes.  These risks could occur despite our controls and precautions, and there can be no assurance that losses from fraudulent activity will not occur.

Risks Related to Our Business and Industry Generally

Ineffective liquidity management could adversely affect our financial results and condition.

Effective liquidity management is essential to our business. We require sufficient liquidity to meet client loan requests, deposit maturities and withdrawals, payments on debt obligations, and other cash commitments under both normal operating conditions and unpredictable circumstances, including events causing industry or financial market stress. An inability to raise funds through deposits, borrowings, loan and investment security sales, or other sources could severely impact our liquidity. We rely on client deposits and, at times, borrowings from the FHLB of Des Moines and other wholesale funding sources to fund operations. Deposit flows and loan and mortgage-related security prepayments are strongly influenced by external factors, such as interest rate trends (both actual and perceived) and market competition. Changes to the FHLB of Des Moines’s lending policies or underwriting guidelines may limit our ability to borrow and adversely affect our liquidity. While in prior periods we have successfully replaced maturing deposits and borrowings, deposit balances across the banking industry have become more rate-sensitive and responsive to market perceptions, and future replacements may be challenged by shifts in our financial condition, FHLB of Des Moines’ status, or market conditions. Our access to adequate funding could also be impaired by factors affecting us specifically or the financial industry generally, such as financial market disruptions, negative perceptions of the financial services sector, or deteriorating credit markets. Additional challenges to liquidity could arise from reduced business activity in our core markets, adverse regulatory actions, or negative operating results. Any significant decline in funding availability could impede our ability to originate loans, invest in securities, meet expenses, or fulfill obligations such as repaying borrowings and meeting deposit withdrawal demands, potentially resulting in a material adverse impact on our business, financial condition, and results of operations.

Additionally, collateralized public funds (state and local municipal deposits secured by investment-grade securities) reduce contingent liquidity risk by being less credit-sensitive, however, the pledging of collateral to secure these funds limits their availability as a reserve source of liquidity. Their availability may also be affected by the fiscal policies and cash flow needs of individual municipalities, which could further constrain our access to liquidity under certain conditions.

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

The financial services industry is experiencing rapid change due to technological innovation, evolving customer preferences, and regulatory developments, leading to increased disintermediation. Fintech companies and digital platforms are offering products and services that compete directly with traditional banks, often with lower costs and fewer regulatory constraints. In addition, legislative or regulatory changes could accelerate disintermediation. As a result of recent regulations to provide a regulatory framework for stablecoins, increased competition may emerge from issuers of stablecoins and providers of related technology. If we are unable to adapt through digital investment, new product development, or strategic partnerships, our ability to attract and retain clients and maintain profitability could be adversely affected.

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

Increasing scrutiny and evolving expectations from clients, regulators, investors, and other stakeholders with respect to our governance practices may impose additional costs on us or expose us to new or additional risks.

Recent federal actions, including changes in federal diversity, equity, and inclusion (“DEI”) and environmental, social, and governance (“ESG”) guidance, have shifted oversight of DEI and ESG practices. These developments alter the regulatory expectations and compliance requirements, and increase compliance risk, for companies with DEI and ESG initiatives. New guidance may restrict voluntary programs and training, potentially requiring policy changes, reporting obligations, and public disclosures, creating operational and compliance challenges. At the same time, state-level requirements remain inconsistent. Some continue to mandate diversity or climate disclosures, while others limit DEI and ESG activities, creating additional operational complexity for multi-state businesses.

Failure to align DEI and ESG efforts with the current legal framework could result in reputational harm, legal challenges, financial penalties, and limitations on government contracting. Private third-party ESG and DEI evaluations may further influence investor decisions, access to capital, and stakeholder perception.
Investors, customers, and other stakeholders continue to expect transparency and commitment to broader ESG goals, including workforce diversity, community engagement, and responsible corporate governance. Scaling back DEI or ESG efforts to comply with federal mandates may trigger criticism from investors, advocacy groups, and employees, while misalignment with state laws or rating agencies could affect market perception and access to capital. The evolving regulatory landscape creates heightened uncertainty and operational challenges. Adapting our policies, disclosures, and risk mitigation strategies is critical to managing legal, reputational, and investor-related risks. Failure to effectively adapt could materially impact our reputation, employee engagement, and financial performance.

Risks Related to Holding Our Common Stock

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed, or the cost of that capital may be exceedingly high.

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

We are an entity separate and distinct from our principal subsidiary, the Bank, and derive substantially all our revenue at the holding company level in the form of dividends from that subsidiary. Accordingly, we are, and will be, dependent upon dividends from the Bank to pay the principal of and interest on our indebtedness, to satisfy our other cash needs, and to pay dividends on our common stock. The Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event the Bank is unable to pay dividends to us, we may not be able to pay dividends on our common stock at the same rate or at all. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

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

Provisions in our articles of incorporation and bylaws, the corporate laws of the state of Washington and federal laws and regulations could delay or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise negatively affect the market value of our stock. These provisions, among others, include restrictions on voting shares of our common stock beneficially owned in excess of 10% of total shares outstanding; and advance notice requirements for nominations for election to our Board of Directors; and for proposing matters that shareholders may act on at shareholder meetings. Our articles of incorporation also authorize our Board of Directors to issue preferred or other stock, and preferred or other stock could be issued as a defensive measure in response to a takeover proposal. In addition, because we are a bank holding company, the ability of a third party to acquire us is limited by applicable banking laws and regulations. The Bank Holding Company Act requires any bank holding company to obtain the approval of the Federal Reserve before acquiring 5% or more of any class of our voting securities. Any entity that is a holder of 25% or more of any class of our voting securities, or in some circumstances a holder of a lesser percentage, is subject to regulation as a bank holding company under the Bank Holding Company Act. Under the Change in Bank Control Act of 1978, as amended, any person (or persons acting in concert), other than a bank holding company, is required to notify the Federal Reserve before acquiring 10% or more of any class of our voting securities.

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

In designing our Information Security Program, we refer to established industry frameworks–in particular, the Federal Financial Institutions Examination Council (FFIEC) and guidance from the International Organization for Standardization (ISO). The FFIEC framework offers a set of guidelines to help financial institutions effectively manage and mitigate cybersecurity risks. ISO/IEC 27001 is an international standard developed by ISO specifically for Information Security, Cybersecurity and Privacy Protection (ISCPP). These frameworks provide best practices for managing cybersecurity risks and ensuring information security, and we consider them to be aspirational benchmarks to help inform the design of our Information Security Program. While our program is designed to be robust, the sophistication and evolving nature of cyber threats mean no system can fully eliminate risk.

The Company uses a cross-functional approach to identify, prevent, and mitigate cybersecurity threats and incidents. We have established procedures for the timely escalation and, when required, disclosure of cybersecurity incidents, supported by a formal incident response plan that outlines the steps the Company will take to respond to a cybersecurity incident. While cybersecurity risks could materially affect the Company, past incidents have not materially affected our business strategy, results of operations or financial condition. For more information on how cybersecurity risk may affect the Company’s business strategy, results of operations or financial condition, please refer to Item 1A, Risk Factors—Risks Related to Cybersecurity, Data and Fraud.

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

Cybersecurity risk management is led by our Chief Information Officer (CIO) and Chief Information Security Officer (CISO), supported by our information technology and information security teams. The Bank’s Chief Information Officer (CIO) provides direction and oversight for information technology and security across the Company, including existing and emerging initiatives. In this role, she leverages more than 25 years of information technology experience. The Bank’s Chief Information Security Officer (CISO) has been with the Company for more than a decade and has maintained various applicable cybersecurity and IT audit certifications. Prior to joining the Bank, he worked for a Fortune 500 company and had 15 years of information technology experience working in networking, information security and information technology auditing.

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

We maintain a Cybersecurity Incident Response Team (CIRT) to handle technical aspects of the Company’s response to cybersecurity events and an Executive Cybersecurity Event Evaluation Team (ECEET) to assess potential business impacts and disclosure requirements related to cybersecurity events. Both teams may engage cybersecurity legal counsel and other external experts in connection with their respective activities. An escalation process facilitates keeping internal governance groups, including the Company’s Disclosure Committee and/or the Board of Directors’ Audit Committee, informed, with each committee also receiving a quarterly report from the ECEET chair.

Item 2 – Properties

Banner maintains its administrative offices and main branch office, which is owned by us, in Walla Walla, Washington.  As of December 31, 2025, we have 135 branch offices located in Washington, Oregon, California, and Idaho.  Geographically, we have 65 branches located in Washington, 31 in Oregon, 30 in California and 9 in Idaho.  Of these branch locations, approximately 58% are owned and 42% are leased facilities.  In addition to the branch network, we also operate 15 loan production offices, seven of which are located in Washington, four in California, and one in each state of Oregon, Idaho, Utah and Nevada.  All loan production offices are leased facilities.  The lease terms for our branch and loan production offices are not individually material.  Lease expirations range from three months to 14 years.  Administrative support offices are primarily in Washington, where we have eight facilities, of which we own two and lease six.  Additionally, we have one leased administrative support office in Idaho and three administrative support offices in Oregon, two owned and one leased.  In the opinion of Management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

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

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our voting common stock is principally traded on the NASDAQ Global Select Market under the symbol “BANR.”  Shareholders of record as of December 31, 2025, totaled 1,594 based upon securities position listings furnished to us by our transfer agent.  This total does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2025:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased as Part of Publicly Announced Plan(2)
October 1, 2025 - October 31, 2025	251,472	$63.16	249,975	1,229,224
November 1, 2025 - November 30, 2025	81	60.35	—	1,229,224
December 1, 2025 - December 31, 2025	—		—	1,229,224
Total for quarter	251,553	$63.16	249,975

(1)    Included in this column are 1,578 of common shares that were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants in the fourth quarter of 2025, and were not repurchased as part of any publicly announced stock repurchase plan or program. Restricted shares canceled to pay withholding taxes totaled 56,321 and 46,437 during the years ended December 31, 2025 and 2024, respectively.
(2)    On July 24, 2025, the Company announced that its Board of Directors had approved a share repurchase program authorizing the repurchase of up to 1,729,199 shares of the Company’s common stock, representing approximately 5% of the Company’s then-outstanding shares, over the subsequent 12 months. Under the authorization, shares may be repurchased from time to time in open market transactions. The Company repurchased 499,975 shares of common stock during the year ended December 31, 2025 in connection with this share repurchase program. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations.

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

Total Return Performance
225
200
175
150
125
100
75
Index Value
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Year Ended
Banner Corporation
NASDAQ Composite
KBW Regional Bank Index
S&P 500

	Year Ended*
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Banner Corporation	$100.00	$134.27	$143.90	$126.71	$164.05	$158.70
NASDAQ Composite	100.00	122.18	82.43	119.22	154.48	187.13
KBW Regional Bank Index	100.00	136.65	127.19	126.70	143.42	152.74
S&P 500	100.00	128.71	105.40	133.10	166.41	196.16

*Assumes $100 invested in Banner Corporation common stock and each index at the close of business on December 31, 2020 and that all dividends were reinvested.  Information for the graph was provided by Bloomberg LP.

Item 6 - Reserved

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements contained in this Form 10-K.

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

2025 Financial Highlights
•Net interest margin, on a tax equivalent basis, was 3.96% compared to 3.75% in the prior year.
•Revenues were $660.7 million for the year ended December 31, 2025, compared to $608.6 million for the prior year.
•Adjusted revenue* (the total of net interest income and total non-interest income adjusted for the net gain or loss on the sale of securities, the net change in valuation of financial instruments, and gains or losses incurred on building and lease exits) was $661.5 million for the year ended December 31, 2025, compared to $614.8 million for the prior year.
•Net interest income was $587.9 million for the year ended December 31, 2025, compared to $541.7 million for the prior year.
•Mortgage banking revenue was $13.2 million for the year ended December 31, 2025, compared to $12.2 million in the prior year.
•Income from deposit fees and other service charges was $43.2 million for the year ended December 31, 2025, compared to $43.4 million for the prior year.
•Return on average assets was 1.21% for year ended December 31, 2025, compared to 1.07% for the prior year.
•Net loans receivable increased 3% to $11.56 billion at December 31, 2025, compared to $11.20 billion a year ago.
•Total deposits were $13.74 billion at December 31, 2025, compared to $13.51 billion a year ago.
•Core deposits represented 89% of total deposits at December 31, 2025.
•Non-performing assets were $51.2 million, or 0.31% of total assets, at December 31, 2025, compared to $39.6 million, or 0.24% of total assets, a year ago.
•The allowance for credit losses - loans was $160.3 million, or 1.37% of total loans receivable, at December 31, 2025, compared to $155.5 million, or 1.37% of total loans receivable a year ago.
•Cash dividends paid to shareholders were $1.94 per share, up from $1.92 per share paid in the prior year.
•Common shareholders’ equity per share increased to $57.08 at December 31, 2025, compared to $51.49 a year ago.
•Tangible common shareholders’ equity per share* increased 14% to $46.09 at December 31, 2025, compared to $40.57 a year ago.

* Represents a non-GAAP financial measure. For a reconciliation of the non-GAAP financial measure to the most directly comparable GAAP financial measure, see “Non-GAAP Financial Measures” below.

Selected Financial Data: The following condensed consolidated statements of financial condition and operations and selected performance ratios as of December 31, 2025, 2024 and 2023, and for the years then ended have been derived from our audited consolidated financial statements.

FINANCIAL CONDITION DATA:
	December 31
(In thousands, except shares)	2025	2024	2023
Total assets	$16,354,488	$16,200,037	$15,670,391
Cash and securities (1)	3,400,097	3,607,933	3,687,302
Loans receivable, net	11,561,411	11,199,135	10,660,812
Deposits	13,743,146	13,514,398	13,029,497
Borrowings	336,866	563,012	665,141
Total shareholders’ equity	1,946,297	1,774,326	1,652,691
Shares outstanding	34,097,856	34,459,832	34,348,369

OPERATING DATA:
	For the Year Ended December 31
(In thousands)	2025	2024	2023
Interest income	$804,955	$766,103	$701,572
Interest expense	217,036	224,387	125,567
Net interest income	587,919	541,716	576,005
Provision for credit losses	13,045	7,581	10,789
Net interest income after provision for credit losses	574,874	534,135	565,216
Deposit fees and other service charges	43,240	43,371	41,638
Mortgage banking operations revenue	13,244	12,207	11,817
Net gain (loss) on sale of securities	374	(5,190)	(19,242)
Net change in valuation of financial instruments carried at fair value	(1,384)	(982)	(4,218)
All other non-interest income	17,340	17,482	14,414
Total non-interest income	72,814	66,888	44,409
Salary and employee benefits	260,706	250,555	244,563
All other non-interest expenses	148,068	140,983	137,975
Total non-interest expense	408,774	391,538	382,538
Income before provision for income tax expense	238,914	209,485	227,087
Provision for income tax expense	43,532	40,587	43,463
Net income	$195,382	$168,898	$183,624

PER COMMON SHARE DATA:
	At or For the Years Ended December 31
	2025	2024	2023
Net income:
Basic	$5.67	$4.90	$5.35
Diluted	5.64	4.88	5.33
Diluted adjusted earnings per share (11)	5.70	5.01	5.88
Common shareholders’ equity per share (2)	57.08	51.49	48.12
Common shareholders’ tangible equity per share (2)(11)	46.09	40.57	37.09
Cash dividends	1.94	1.92	1.92
Dividend payout ratio (basic)	34.22%	39.18%	35.89%
Dividend payout ratio (diluted)	34.40%	39.34%	36.02%

OTHER DATA:
	As of December 31,
	2025	2024	2023
Full-time equivalent employees	1,943	1,956	1,966
Number of branches	135	135	135

KEY FINANCIAL RATIOS:
	At or For the Years Ended December 31
	2025	2024	2023
Performance Ratios:
Return on average assets (3)	1.21%	1.07%	1.18%
Adjusted return on average assets (4) (11)	1.22	1.10	1.30
Return on average common equity (5)	10.51	9.91	11.94
Adjusted return on average equity (6) (11)	10.63	10.19	13.17
Return on average tangible common equity (7) (11)	13.16	12.73	15.87
Average common equity to average assets	11.48	10.80	9.88
Net interest margin (tax equivalent) (8)	3.96	3.75	4.01
Non-interest income to average assets	0.45	0.42	0.29
Non-interest expense to average assets	2.52	2.48	2.46
Efficiency ratio (9)	61.87	64.33	61.66
Adjusted efficiency ratio (11)	60.19	62.29	57.89
Average interest-earning assets to average funding liabilities	108.11	107.60	106.67
Loans to deposits ratio	85.60	84.26	83.05
Selected Financial Ratios:
Allowance for credit losses - loans as a percent of total loans at end of period	1.37	1.37	1.38
Net charge-offs as a percent of average outstanding loans during the period	(0.06)	(0.02)	(0.03)
Non-performing assets as a percent of total assets (10)	0.31	0.24	0.19
Allowance for credit losses - loans as a percent of non-performing loans (10)	351.18	420.83	505.52
Common shareholders’ equity to total assets	11.90	10.95	10.55
Common shareholders’ tangible equity to tangible assets (11)	9.84	8.84	8.33
Consolidated Capital Ratios:
Total capital to risk-weighted assets	14.69	15.04	14.58
Tier 1 capital to risk-weighted assets	13.44	13.08	12.64
Tier 1 capital to average leverage assets	11.41	11.05	10.56
Common equity tier I capital to risk-weighted assets	12.81	12.44	11.97
(1)Includes available-for-sale and held-to-maturity securities.
(2)Calculated using common shares outstanding at the end of the period.
(3)Net income divided by average assets.
(4)Adjusted earnings (non-GAAP) divided by average assets.
(5)Net income divided by average common equity.
(6)Adjusted earnings (non-GAAP) divided by average equity.
(7)Net income divided by average tangible common equity.
(8)Net interest income as a percent of average interest-earning assets on a tax equivalent basis.
(9)Non-interest expenses divided by the total of net interest income and non-interest income.
(10)Non-performing loans consist of nonaccrual loans and loans 90 days or more past due and still accruing interest. Non-performing assets consist of non-performing loans and REO.
(11)Represents a non-GAAP financial measure. For a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measure, see, “Non-GAAP Financial Measures” below.

Non-GAAP Financial Measures

Management has presented non-GAAP financial measures in this discussion and analysis because it believes that they provide useful information to assess trends in our core operations and to facilitate the comparison of our performance with our peers. However, these non-GAAP financial measures are supplemental to, and not a substitute for, any analysis based on GAAP. The most directly comparable GAAP financial measures are presented with equal or greater prominence. For a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures, see the tables below. Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies.

Adjusted revenue, diluted adjusted earnings per share and adjusted efficiency ratio are non-GAAP financial measures. To calculate adjusted revenue, diluted adjusted earnings per share and adjusted efficiency ratio, we make adjustments to our GAAP revenues and expenses as reported on our Consolidated Statements of Operations. Management believes that these non-GAAP financial measures provide information to investors that is useful in evaluating the operating performance and trends of financial services companies, including the Company, by excluding certain items that Management considers not reflective of core operating performance. The following tables set forth reconciliations of these non-GAAP financial measures (dollars in thousands, except share and per share data):

	For the Years Ended December 31
	2025	2024	2023
ADJUSTED REVENUE:
Net interest income (GAAP)	$587,919	$541,716	$576,005
Non-interest income (GAAP)	72,814	66,888	44,409
Total revenue (GAAP)	660,733	608,604	620,414
Exclude: Net (gain) loss on sale of securities	(374)	5,190	19,242
Net change in valuation of financial instruments carried at fair value	1,384	982	4,218
Gains incurred on building and lease exits	(285)	—	—
Adjusted revenue (non-GAAP)	$661,458	$614,776	$643,874
ADJUSTED EARNINGS:
Net income (GAAP)	$195,382	$168,898	$183,624
Exclude: Net (gain) loss on sale of securities	(374)	5,190	19,242
Net change in valuation of financial instruments carried at fair value	1,384	982	4,218
Banner Forward expenses	—	—	1,334
Building and lease exit costs	2,025	—	—
Related tax benefit	(728)	(1,481)	(5,951)
Total adjusted earnings (non-GAAP)	$197,689	$173,589	$202,467

Diluted earnings per share (GAAP)	$5.64	$4.88	$5.33
Diluted adjusted earnings per share (non-GAAP)	$5.70	$5.01	$5.88

AVERAGE TANGIBLE COMMON EQUITY:
Average common shareholder’s equity	$1,859,831	$1,703,765	$1,537,403
Exclude: Average goodwill and other intangible assets, net	375,318	377,408	380,567
Average tangible common equity	$1,484,513	$1,326,357	$1,156,836

	For the Years Ended December 31
ADJUSTED EFFICIENCY RATIO:	2025	2024	2023
Non-interest expense (GAAP)	$408,774	$391,538	$382,538
Exclude: Banner Forward expenses	—	—	(1,334)
CDI amortization	(1,567)	(2,626)	(3,756)
State/municipal tax expense	(6,276)	(5,648)	(5,260)
REO operations	(491)	(293)	538
Building and lease exit costs	(2,310)	—	—
Adjusted non-interest expense (non-GAAP)	$398,130	$382,971	$372,726

Net interest income (GAAP)	$587,919	$541,716	$576,005
Non-interest income (GAAP)	72,814	66,888	44,409
Total revenue (GAAP)	660,733	608,604	620,414
Exclude: Net (gain) loss on sale of securities	(374)	5,190	19,242
Net change in valuation of financial instruments carried at fair value	1,384	982	4,218
Gains incurred on building and lease exits	(285)	—	—
Adjusted revenue (non-GAAP)	$661,458	$614,776	$643,874

Efficiency ratio (GAAP)	61.87%	64.33%	61.66%
Adjusted efficiency ratio (non-GAAP)	60.19%	62.29%	57.89%

The ratio of tangible common shareholders’ equity to tangible assets is a non-GAAP financial measure. We calculate tangible common equity by excluding goodwill and other intangible assets from shareholders’ equity. We calculate tangible assets by excluding the balance of goodwill and other intangible assets from total assets. Bank regulatory capital measures also exclude goodwill and certain intangible assets; however, tangible common equity and tangible assets as presented here are non-GAAP financial measures and should not be considered substitutes for regulatory capital ratios. The following table sets forth the reconciliation of tangible equity and tangible assets (dollars in thousands, except share and per share data).

	December 31
	2025	2024	2023
Shareholders’ equity (GAAP)	$1,946,297	$1,774,326	$1,652,691
Exclude goodwill and other intangible assets, net	374,612	376,179	378,805
Common shareholders’ tangible equity (non-GAAP)	$1,571,685	$1,398,147	$1,273,886
Total assets (GAAP)	$16,354,488	$16,200,037	$15,670,391
Exclude goodwill and other intangible assets, net	374,612	376,179	378,805
Total tangible assets (non-GAAP)	$15,979,876	$15,823,858	$15,291,586
Common shareholders’ equity to total assets (GAAP)	11.90%	10.95%	10.55%
Common shareholders’ tangible equity to tangible assets (non-GAAP)	9.84%	8.84%	8.33%
Common shares outstanding	34,097,856	34,459,832	34,348,369
Common shareholders’ equity (book value) per share (GAAP)	$57.08	$51.49	$48.12
Common shareholders’ tangible equity (tangible book value) per share (non-GAAP)	$46.09	$40.57	$37.09

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

Allowance for Credit Losses: The allowance for credit losses reflects Management’s evaluation of our loans and unfunded loan commitments along with their estimated loss potential, as well as the risk inherent in various components of the portfolio. Significant judgments and assumptions are applied in estimating the allowance for credit losses. These judgments, assumptions and estimates are susceptible to significant changes based on the current environment. Among the material estimates required to establish the allowance for credit losses are a reasonable and supportable forecast; a reasonable and supportable forecast period and the reversion period; value of collateral; strength of guarantors; the amount and timing of future cash flows for loans individually evaluated; and determination of the qualitative loss factors.

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

Management considers various economic scenarios and forecasts to arrive at the estimate that most reflects Management’s expectations of future conditions. As of December 31, 2025, Management used a baseline forecast to estimate the allowance for credit losses. The selection of a more optimistic or pessimistic economic forecast would result in a lower or higher allowance for credit losses. While there are multiple economic forecast scenarios available, the use of a protracted slump economic forecast would have increased the allowance for credit losses - loans by approximately 10% as of December 31, 2025, where the use of a stronger near-term growth economic forecast would have resulted in a negligible decrease in the allowance for credit losses - loans as of December 31, 2025.

Management uses a scale to assign qualitative and environmental (QE) factor adjustments based on the level of estimated impact which requires a significant amount of judgment. Some QE factors impact all loan segments equally while others may impact some loan segments more or less than others. If Management’s judgment was different for a QE factor that impacts all loan segments equally, a five basis-point change in this QE factor would increase or decrease the allowance for credit losses by approximately 4% as of December 31, 2025.

Fair Value Accounting and Measurement: We use fair value measurements to record certain financial assets and liabilities at their estimated fair value. A hierarchical disclosure framework associated with the level of pricing observability is utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Determining the fair value of financial instruments with unobservable inputs requires a significant amount of judgment. This includes the discount rate used to fair value our trust preferred securities and junior subordinated debentures. A 25 basis-point increase or decrease in the discount rate used to calculate the fair value of our trust preferred securities would result in a $628,000 decrease or increase in the reported fair value as of December 31, 2025, with an offsetting adjustment to our accumulated other comprehensive income. A 25 basis-point increase or decrease in the discount rate used to calculate the fair value of our junior subordinated debentures would result in a $1.6 million decrease or increase in the reported fair value as of December 31, 2025, with an offsetting adjustment to our accumulated other comprehensive income.

Comparison of Financial Condition at December 31, 2025 and 2024

General. Total assets increased to $16.35 billion at December 31, 2025, compared to $16.20 billion at December 31, 2024, primarily due to loan growth, partially offset by decreases in cash and securities.

Total loans receivable (gross loans less deferred fees and discounts and excluding loans held for sale) increased $367.0 million, or 3%, to $11.72 billion at December 31, 2025, from $11.35 billion at December 31, 2024.  The increase in total loans receivable primarily reflects growth in commercial real estate, construction, land and land development, and consumer loan balances.

The aggregate of securities and interest-bearing cash deposits decreased $187.2 million, or 5%, to $3.22 billion at December 31, 2025, compared to $3.40 billion a year earlier, primarily due to decreases in available-for-sale securities.  Securities decreased to $2.98 billion at December 31, 2025, from $3.11 billion at December 31, 2024, due to normal security portfolio cash flows. Fair value adjustments for securities designated as available-for-sale reflected an increase of $99.3 million for the year ended December 31, 2025, which was included, net of the associated tax expense, as a component of other comprehensive income. The average effective duration of our securities portfolio was approximately 6.2 years at December 31, 2025, compared to 6.6 years at December 31, 2024.

Deposits increased $228.7 million, or 2%, to $13.74 billion at December 31, 2025, from $13.51 billion at December 31, 2024, with core deposits (which consist of non-interest-bearing checking accounts and interest-bearing transaction and savings accounts) increasing $196.1 million and certificates of deposit increasing $32.6 million. The increase in core deposits reflects increases in interest-bearing transaction and savings accounts, partially offset by a decrease in non-interest bearing deposits.  Core deposits were 89% of total deposits at both December 31, 2025 and 2024. Non-interest-bearing deposits decreased by $101.7 million, or 2%, to $4.49 billion from $4.59 billion at December 31, 2024, while interest-bearing transaction and savings accounts increased by $297.8 million, or 4%, to $7.72 billion at December 31, 2025, from $7.42 billion at December 31, 2024. Certificates of deposit increased $32.6 million, or 2%, to $1.53 billion at December 31, 2025, from $1.50 billion at December 31, 2024, primarily due to clients moving funds to higher yielding certificates of deposit. Brokered deposits totaled $50.0 million at December 31, 2025, compared to $50.3 million at December 31, 2024.

We had $150.0 million and $290.0 million of FHLB advances at December 31, 2025 and 2024, respectively. Other borrowings, consisting of retail repurchase agreements primarily related to client cash management accounts, decreased $17.5 million to $107.7 million at December 31, 2025, compared to $125.3 million at December 31, 2024. Junior subordinated debentures increased to $79.2 million at December 31, 2025, compared to $67.5 million at December 31, 2024, primarily as a result of fair value adjustments. The outstanding balance of the Company’s subordinated notes was fully repaid during the second quarter of 2025. Subordinated notes, net of issuance costs, totaled $80.3 million at December 31, 2024.

Total shareholders’ equity increased $172.0 million, to $1.95 billion at December 31, 2025, compared to $1.77 billion at December 31, 2024. The increase in shareholders’ equity primarily reflects $195.4 million of net income and a $69.3 million increase in AOCI, related primarily to unrealized gains on available-for-sale securities. This increase was partially offset by $67.7 million of cash dividends paid or accrued to common shareholders. In addition, there were 499,975 shares of common stock repurchased during the year ended December 31, 2025, at an average price of $63.14 per share. Common shareholder’s equity to total assets was 11.90% and 10.95% at December 31, 2025 and 2024, respectively. Tangible common shareholders’ equity (a non-GAAP financial measure), which excludes goodwill and other intangible assets was $1.57 billion, or 9.84% of tangible assets at December 31, 2025, compared to $1.40 billion, or 8.84% at December 31, 2024. The increase in tangible common shareholders’ equity as a percentage of tangible assets was primarily due to the previously mentioned increase in AOCI and an increase in retained earnings. The Company’s book value per share was $57.08 at December 31, 2025, compared to $51.49 per share a year ago, and its tangible book value per share (a non-GAAP financial measure) was $46.09 at December 31, 2025, compared to $40.57 per share a year ago. See, “Executive Overview - Non-GAAP Financial Measures” above for a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures.

Investments.  At December 31, 2025, our securities portfolio totaled $2.98 billion, consisting principally of mortgage-backed and mortgage-related securities.  Our investment levels may be increased or decreased depending upon Management’s projections as to the demand for funds to be used in our loan origination, deposit and other activities, and upon yields available on investment alternatives.  During the year ended December 31, 2025, our aggregate investment in securities decreased $128.6 million, primarily due to normal security portfolio cash flows. Mortgage-backed securities decreased $113.1 million and U.S. Government and agency obligations decreased $1.8 million, while municipal bonds increased $11.7 million, corporate debt obligations decreased $7.5 million and asset-backed securities decreased $18.2 million.

U.S. Government and Agency Obligations:  Our portfolio of U.S. Government and agency obligations had a carrying value of $6.4 million (with an amortized cost of $6.7 million) at December 31, 2025, a weighted average contractual maturity of 13.7 years and a weighted average coupon rate of 3.83%.  Many of these U.S. Government and agency obligations include call features which allow the issuing agency to call the securities at various dates prior to the final maturity.

Mortgage-Backed Obligations:  At December 31, 2025, our mortgage-backed and mortgage-related securities had a carrying value of $2.12 billion ($2.36 billion at amortized cost, with a net unrealized loss adjustment of $230.9 million).  The weighted average coupon rate of these securities was 2.60% and the weighted average contractual maturity was approximately 27 years, although we receive principal payments on these securities each month resulting in a much shorter expected average life.  As of December 31, 2025, 97% of the mortgage-backed and mortgage-related securities pay interest at a fixed rate.

Municipal Bonds:  The carrying value of our tax-exempt bonds at December 31, 2025, was $506.2 million ($522.9 million at amortized cost), comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and, to a lesser extent, revenue bonds (i.e., backed by revenues from the specific project being financed) issued by cities and counties and various housing authorities, and hospital, school, water and sanitation districts.  We also had taxable bonds in our municipal bond portfolio, which at December 31, 2025, had a carrying value of $67.7 million ($77.1 million at amortized cost).  Many of our qualifying municipal bonds are not rated by a nationally recognized credit rating agency due to the smaller size of the total issuance and a portion of these bonds have been acquired through direct private placement by the issuers. We have not experienced any defaults or payment deferrals on our current portfolio of municipal bonds.  Our combined municipal bond portfolio is geographically diverse, with the majority within the states of Washington, Oregon, Texas and California. At December 31, 2025, our municipal bond portfolio, including taxable and tax-exempt, had a weighted average maturity of approximately 22 years and a weighted average coupon rate of 3.15%.

Corporate Bonds:  Our corporate bond portfolio had a carrying value of $120.2 million ($118.5 million at amortized cost) at December 31, 2025.  At December 31, 2025, the portfolio had a weighted average maturity of 13 years and a weighted average coupon rate of 5.14%.

Asset-Backed Securities:  At December 31, 2025, our asset-backed securities portfolio had a carrying value of $152.5 million (with an amortized cost of $152.4 million), and was comprised of collateralized loan obligations.  The weighted average coupon rate of these securities was 5.81% and the weighted average contractual maturity was 16 years. At December 31, 2025, 100% of these securities had adjustable interest rates tied to three-month SOFR.

The following table sets forth certain information regarding carrying values and percentage of total carrying values of our portfolio of available-for-sale securities, carried at estimated fair market value, and held-to-maturity securities, carried at amortized cost, net of the allowance for credit losses - securities, as of December 31, 2025, 2024 and 2023 (dollars in thousands):

Table 1: Securities

December 31
2025		2024		2023
Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total

Available-for-Sale
U.S. Government and agency obligations	$6,143	—%	$7,933	—%	$34,189	1%
Municipal bonds	143,457	7	123,982	6	132,905	6
Corporate bonds	117,789	6	124,990	6	119,123	5
Mortgage-backed or related securities	1,596,332	79	1,676,848	80	1,866,714	79
Asset-backed securities	152,540	8	170,758	8	220,852	9
Total available-for-sale securities	$2,016,261	100%	$2,104,511	100%	$2,373,783	100%

Held-to-Maturity
U.S. Government and agency obligations	$262	—%	$302	—%	$307	—%
Municipal bonds	430,426	45	438,053	44	465,875	44
Corporate bonds	2,398	—	2,504	—	2,606	—
Mortgage-backed or related securities	528,110	55	560,705	56	590,267	56
Total held-to-maturity securities	$961,196	100%	$1,001,564	100%	$1,059,055	100%
Estimated market value	$814,668		$825,528		$907,514

The following table shows the maturity or period to repricing of our available-for-sale and held-to-maturity securities as of December 31, 2025 (dollars in thousands):

Table 2: Securities Available-for-Sale and Held-to-Maturity—Maturity/Repricing and Rates

	December 31, 2025
	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Government and agency obligations	$—	—%	$1,073	4.69%	$2,252	2.36%	$3,080	2.76%	$6,405	2.94%
Municipal bonds:
Taxable	4,075	3.66%	2,968	4.16%	2,886	2.12%	57,774	2.81%	67,703	2.89%
Tax exempt (1)	3,262	2.06%	3,339	3.50%	42,838	3.66%	456,741	3.63%	506,180	3.62%
	7,337	2.95%	6,307	3.81%	45,724	3.56%	514,515	3.54%	573,883	3.53%
Corporate bonds	8,795	5.07%	9,048	4.62%	61,805	4.78%	40,539	8.38%	120,187	6.00%
Mortgage-backed or related securities	8,088	4.72%	164,577	2.40%	119,206	3.01%	1,832,571	2.64%	2,124,442	2.65%
Asset-backed securities	—	—%	—	—%	68,942	6.12%	83,598	5.89%	152,540	5.99%
Total available-for-sale and held-to-maturity securities - carrying value	$24,220	4.31%	$181,005	2.57%	$297,929	4.18%	$2,474,303	3.03%	$2,977,457	3.13%
Total available-for-sale and held-to-maturity securities - estimated market value	$24,208		$180,867		$296,684		$2,329,170		$2,830,929

(1)Tax-exempt weighted average yield is calculated on a tax equivalent basis using a federal tax rate of 21% and a tax disallowance of 10%.

Loans and Lending.  Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans to total deposits ratio at a level designed to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. Our loan-to-deposit ratio at December 31, 2025, was 86%. We offer a wide range of loan products to meet the demands of our clients. Our lending activities are primarily directed toward the origination of commercial real estate and business loans. While we originate a variety of loans, our ability to originate each type of loan depends upon the relative client demand and competition in each market we serve.  We continue to implement strategies designed to capture more market share and achieve increases in targeted loans. New loan originations and portfolio balances will continue to be significantly affected by economic activity and changes in interest rates.

The following table shows loan origination activity (excluding loans held for sale) for the years ended December 31, 2025, 2024 and 2023 (in thousands):

Table 3: Loan Originations

	Years Ended
	Dec 31, 2025	Dec 31, 2024	Dec 31, 2023
Commercial real estate	$508,188	$408,546	$309,022
Multifamily real estate	29,420	6,593	57,046
Construction, land and land development	1,430,337	1,759,799	1,541,383
Commercial business	694,614	752,269	585,047
Agricultural business	63,675	79,715	84,072
One- to four-family residential	24,666	106,085	167,951
Consumer	413,401	356,543	300,913
Total loan originations (excluding loans held for sale)	$3,164,301	$3,469,550	$3,045,434

One- to Four-Family Residential Lending:  At December 31, 2025, $1.57 billion, or 13% of our loan portfolio, consisted of permanent loans on one- to four-family residences.  We are active originators of one- to four-family residential loans in the communities we serve. The balance of loans for one- to four-family residences decreased by $18.1 million in 2025, compared to the prior year. This decrease reflects that payoffs of existing permanent loans exceeded the combination of new originations and conversions of one- to four-family construction loans to permanent loans.

Construction, Land and Land Development Lending:  Our construction loan originations have been relatively strong in recent years, as builders have expanded production and experienced strong home sales in many markets where we operate.  At December 31, 2025, construction, land and land development loans totaled $1.71 billion, or 15% of total loans. The largest shifts in this portfolio occurred in one- to four-family construction, land and land development loans. One- to four-family construction loans increased $93.2 million, or 18%, to $607.4 million at December 31, 2025, primarily due to new loan production and advances exceeding payoffs and the conversion of one- to four-family construction loans to permanent one- to four-family residential loans upon completion of construction. One- to four-family construction loans represented approximately 5% of our total loan portfolio at December 31, 2025, and included speculative construction loans, as well as “all-in-one” construction loans made to owner occupants that convert to permanent loans upon completion of the homes that, depending on market conditions, may be subsequently sold into the secondary market. Commercial construction loans increased $33.7 million, or 28%, to $156.0 million at December 31, 2025, primarily due to new loan production and advances exceeding the conversion of commercial construction loans to the commercial real estate portfolio upon the completion of the construction phase. Commercial construction loans represented approximately 1% of our total loan portfolio at December 31, 2025, comprised primarily of retail and industrial property construction projects. Land and land development loans increased $64.0 million, or 17%, to $433.7 million at December 31, 2025. Land and land development loans represented approximately 4% of our total loan portfolio at December 31, 2025, and were comprised of residential properties for personal use and development. Multifamily construction loans represented approximately 5% of our total loan portfolio at December 31, 2025, and were comprised of affordable housing projects and, to a lesser extent, market rate multifamily projects across our footprint.

Commercial and Multifamily Real Estate Lending:  We originate loans secured by commercial and multifamily real estate.  These loans include both fixed- and adjustable-rate loans with intermediate terms of generally five to 10 years.  At December 31, 2025, our loan portfolio included $4.05 billion of commercial real estate loans, or 35% of the total loan portfolio, and $850.8 million of multifamily real estate loans, or 7% of the total loan portfolio. The increase in commercial real estate loans primarily reflected a combination of new loan production and the conversion of commercial construction loans to the commercial real estate portfolio upon completion of the construction phase. Our commercial real estate portfolio consists of loans on a variety of property types with no significant concentrations by property type, borrowers or locations.  Approximately 13% of our commercial real estate portfolio was secured by retail property at December 31, 2025. Within this portfolio, we have limited exposure to the office sector, with only 5% of total loans secured by office properties, nearly 45% of which are owner-occupied. The decrease in multifamily real estate loans was primarily due to payoffs and paydowns exceeding new production, partially offset by the conversion of multifamily construction loans to the multifamily real estate portfolio upon completion of the construction phase.

Commercial Business Lending:  Our commercial business lending is directed toward meeting the credit and related deposit needs of various small-to-medium-sized business and agribusiness borrowers operating in our primary market areas.  In addition to providing earning assets, this type of lending has helped increase our deposit base. At December 31, 2025, commercial business loans, including small business scored, totaled $2.41 billion, or 21% of total loans. Our commercial business lending, to a lesser extent, includes participation in certain syndicated loans, including shared national credits, which totaled $195.6 million, or 2% of our loan portfolio, at December 31, 2025.

Agricultural Lending:  Agriculture is a major industry in our footprint.  While agricultural loans are not a large part of our portfolio, we routinely make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting.  Payments on agricultural loans depend, to a large degree, on the results of operations of the related farm entity.  The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile at times.  At December 31, 2025, agricultural loans totaled $353.2 million, or 3% of the loan portfolio.

Consumer and Other Lending:  Consumer lending has traditionally been a modest part of our business with loans made primarily to accommodate our existing client base. At December 31, 2025, our consumer loans increased $47.1 million to $768.5 million, or 6% of our loan portfolio, compared to December 31, 2024.  As of December 31, 2025, 88% of our consumer loans were secured by one- to four-family residences through home equity lines of credit.

Loan Servicing Portfolio:  At December 31, 2025, we were servicing $3.14 billion of loans for others and held $14.3 million in escrow for our portfolio of loans serviced for others.  The loan servicing portfolio at December 31, 2025, was comprised of $1.39 billion of Freddie Mac residential mortgage loans, $958.9 million of Fannie Mae residential mortgage loans, $403.5 million of Oregon Housing residential mortgage loans, $78.6 million of SBA loans, and $309.2 million of other loans serviced for a variety of investors.  The portfolio included loans secured by property located primarily in the states of Washington, Oregon, Idaho, and California.  For the years ended December 31, 2025 and 2024, we recognized $8.1 million and $8.2 million of loan servicing income in our results of operations, respectively.

The following table sets forth the composition of the Company’s loan portfolio, net of discounts and deferred fees and costs, by type of loan as of the dates indicated (dollars in thousands):

Table 4: Loan Portfolio Analysis

	December 31, 2025		December 31, 2024		December 31, 2023
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,138,298	10%	$1,027,426	9%	$915,897	8%
Investment properties	1,701,413	15	1,623,672	14	1,541,344	14
Small balance CRE	1,212,357	10	1,213,792	11	1,178,500	11
Total commercial real estate	4,052,068	35	3,864,890	34	3,635,741	33
Multifamily real estate	850,789	7	894,425	8	811,232	8
Construction, land and land development:
Commercial construction	156,021	1	122,362	1	170,011	2
Multifamily construction	514,330	5	513,706	5	503,993	5
One- to four-family construction	607,447	5	514,220	5	526,432	5
Land and land development	433,678	4	369,663	3	336,639	3
Total construction, land and land development	1,711,476	15	1,519,951	14	1,537,075	15
Commercial business:
Commercial business	1,225,108	11	1,318,333	11	1,255,734	12
Small business scored	1,187,360	10	1,104,117	10	1,022,154	9
Total commercial business	2,412,468	21	2,422,450	21	2,277,888	21
Agricultural business, including secured by farmland	353,152	3	340,280	3	331,089	3
One- to four-family residential	1,573,191	13	1,591,260	14	1,518,046	14
Consumer:
Consumer—home equity revolving lines of credit	679,489	5	625,680	5	588,703	5
Consumer—other	89,054	1	95,720	1	110,681	1
Total consumer	768,543	6	721,400	6	699,384	6
Total loans	11,721,687	100%	11,354,656	100%	10,810,455	100%
Less allowance for credit losses – loans	(160,276)		(155,521)		(149,643)
Net loans	$11,561,411		$11,199,135		$10,660,812

The following table sets forth the Company’s loans by geographic concentration at December 31, 2025, 2024 and 2023 (dollars in thousands):

Table 5: Loans by Geographic Concentration

	December 31, 2025		December 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent	Amount	Percent
Washington	$5,371,200	46%	$5,245,886	46%	$5,095,602	47%
California	3,105,405	26	2,861,435	25	2,670,923	25
Oregon	2,159,404	18	2,113,229	19	1,974,001	18
Idaho	667,343	6	665,158	6	610,064	5
Utah	82,594	1	82,459	1	68,931	1
Other	335,741	3	386,489	3	390,934	4
Total	$11,721,687	100%	$11,354,656	100%	$10,810,455	100%
The geographic concentration of our commercial real estate portfolio, as of December 31, 2025, was 48% in Washington and 26% in California.

The following table sets forth at December 31, 2025, the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of unamortized premiums and discounts and exclude loans held for sale (in thousands):

Table 6: Loans by Maturity

	Maturing in One Year or Less	Maturing After One to Five Years	Maturing After Five to Fifteen Years	Maturing After Fifteen Years	Total
Commercial real estate:
Owner-occupied	$81,522	$273,616	$759,678	$23,482	$1,138,298
Investment properties	99,138	602,132	901,610	98,533	1,701,413
Small balance CRE	81,583	433,764	622,321	74,689	1,212,357
Total commercial real estate	262,243	1,309,512	2,283,609	196,704	4,052,068
Multifamily real estate	111,262	157,184	302,059	280,284	850,789
Construction, land and land development:
Commercial construction	77,757	46,845	29,423	1,996	156,021
Multifamily construction	445,644	57,183	—	11,503	514,330
One- to four-family construction	486,258	120,451	—	738	607,447
Land and land development	154,297	118,344	158,347	2,690	433,678
Total construction, land and land development	1,163,956	342,823	187,770	16,927	1,711,476
Commercial business:
Commercial business	349,297	343,377	433,468	98,966	1,225,108
Small business scored	74,847	197,159	364,972	550,382	1,187,360
Total commercial business	424,144	540,536	798,440	649,348	2,412,468
Agricultural business, including secured by farmland	128,662	102,063	121,340	1,087	353,152
One- to four-family residential	6,356	23,952	71,451	1,471,432	1,573,191
Consumer:
Consumer—home equity revolving lines of credit	4,289	4,283	3,675	667,242	679,489
Consumer—other	29,107	9,920	26,723	23,304	89,054
Total consumer	33,396	14,203	30,398	690,546	768,543
Total loans	$2,130,019	$2,490,273	$3,795,067	$3,306,328	$11,721,687

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

The following table sets forth the dollar amount of all loans maturing after December 31, 2026, which have fixed interest rates and floating or adjustable interest rates (in thousands):

Table 7: Loans Maturing after One Year

	Fixed Rates	Floating or Adjustable Rates	Total
Commercial real estate:
Owner-occupied	$223,699	$833,077	$1,056,776
Investment properties	425,375	1,176,900	1,602,275
Small balance CRE	262,189	868,585	1,130,774
Total commercial real estate	911,263	2,878,562	3,789,825
Multifamily real estate	495,761	243,766	739,527
Construction, land and land development:
Commercial construction	36,100	42,164	78,264
Multifamily construction	14,230	54,456	68,686
One- to four-family construction	9,810	111,379	121,189
Land and land development	97,251	182,130	279,381
Total construction, land and land development	157,391	390,129	547,520
Commercial business:
Commercial business	546,918	328,893	875,811
Small business scored	147,294	965,219	1,112,513
Total commercial business	694,212	1,294,112	1,988,324
Agricultural business, including secured by farmland	69,167	155,323	224,490
One- to four-family residential	1,069,849	496,986	1,566,835
Consumer:
Consumer—home equity revolving lines of credit	291	674,909	675,200
Consumer—other	57,642	2,305	59,947
Total consumer	57,933	677,214	735,147
Total loans maturing after one year	$3,455,576	$6,136,092	$9,591,668

Deposits. We compete with other financial institutions and financial intermediaries in attracting deposits and we generally attract deposits within our primary market areas. Much of the focus of our expansion and current marketing efforts have been directed toward attracting additional deposit client relationships and balances.

One of our key strategies is to strengthen our franchise by emphasizing core deposit activity in non-interest-bearing and other transaction and savings accounts with less reliance on higher cost certificates of deposit. This strategy is intended to help control our cost of funds and increase the opportunity for deposit fee revenues, while stabilizing our funding base.  Total deposits increased $228.7 million, or 2%, to $13.74 billion at December 31, 2025, from $13.51 billion at December 31, 2024. The increase in deposits during the year ended December 31, 2025, was due to an increase in core deposits, primarily interest-bearing transaction and savings accounts. Core deposits were 89% of total deposits at both December 31, 2025 and 2024.

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated (dollars in thousands):

Table 8: Deposits

	December 31
	2025			2024			2023
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
Non-interest-bearing checking	$4,489,839	33%	$(101,704)	$4,591,543	34%	$(200,826)	$4,792,369	37%
Interest-bearing checking	2,609,080	19	215,216	2,393,864	18	295,338	2,098,526	16
Regular savings	3,723,922	27	245,499	3,478,423	26	497,893	2,980,530	23
Money market	1,388,001	10	(162,895)	1,550,896	11	(129,709)	1,680,605	13
Total interest-bearing transaction and savings accounts	7,721,003	56	297,820	7,423,183	55	663,522	6,759,661	52
Certificates maturing:
Within one year	1,481,008	11	32,559	1,448,449	11	48,576	1,399,873	11
After one year, but within two years	35,528	—	4,475	31,053	—	(18,526)	49,579	—
After two years, but within five years	15,329	—	(4,242)	19,571	—	(7,749)	27,320	—
After five years	439	—	(160)	599	—	(96)	695	—
Total certificate accounts	1,532,304	11	32,632	1,499,672	11	22,205	1,477,467	11
Total deposits	$13,743,146	100%	$228,748	$13,514,398	100%	$484,901	$13,029,497	100%

Included in Total Deposits:
Public transaction accounts	$373,529	3%	$(40,884)	$414,413	3%	$57,798	$356,615	3%
Public interest-bearing certificates	34,431	—	9,008	25,423	—	(26,625)	52,048	—
Total public deposits	$407,960	3%	$(31,876)	$439,836	3%	$31,173	$408,663	3%
Total deposits in excess of the FDIC insurance limit	$4,402,384	32%	$22,896	$4,379,488	32%	$296,273	$4,083,215	31%

The following table indicates the certificates of deposit in excess of the FDIC insurance limit by time remaining until maturity as of December 31, 2025 (in thousands):

Table 9: Maturity Period—Certificates of Deposit in Excess of the FDIC Insurance Limit

Certificates of Deposit in Excess of FDIC Insurance Limit
Maturing in three months or less	$188,902
Maturing after three months through six months	204,396
Maturing after six months through 12 months	102,986
Maturing after 12 months	17,068
Certificates of deposits in excess of FDIC insurance limit	$513,352

The following table provides additional detail on geographic concentrations of our deposits at December 31, 2025, 2024 and 2023 (in thousands):

Table 10: Geographic Concentration of Deposits

	December 31, 2025		December 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent	Amount	Percent
Washington	$7,500,215	55%	$7,441,413	55%	$7,247,392	56%
Oregon	3,035,104	22	2,981,327	22	2,852,677	22
California	2,483,948	18	2,392,573	18	2,269,557	17
Idaho	723,879	5	699,085	5	659,871	5
Total deposits	$13,743,146	100%	$13,514,398	100%	$13,029,497	100%

Borrowings.  We had $150.0 million in FHLB advances at December 31, 2025. At that date, based on pledged collateral, the Bank had $3.65 billion of available credit capacity with the FHLB. At December 31, 2025, based upon our available unencumbered collateral, the Bank was eligible to borrow $1.55 billion from the Federal Reserve Bank; however, at that date we had no funds borrowed under this arrangement.

Other borrowings, consisting of retail repurchase agreements, which are primarily associated with client sweep account arrangements, decreased $17.5 million to $107.7 million at December 31, 2025, from $125.3 million at December 31, 2024. At December 31, 2025, retail repurchase agreements had a weighted average rate of 2.48% and were secured by pledges of certain mortgage-backed securities and agency securities.  We had no borrowings under wholesale repurchase agreements at December 31, 2025.

At December 31, 2025, we had an aggregate of $86.5 million of junior subordinated debentures.  This includes $75.0 million issued by us and $11.5 million acquired in our bank acquisitions. The junior subordinated debentures are carried at their estimated fair value of $79.2 million at December 31, 2025. At December 31, 2025, the junior subordinated debentures had a weighted average rate of 5.67%.  The outstanding balance of the Company’s subordinated notes was fully repaid during the second quarter of 2025. Subordinated notes, net of issuance costs, were $80.3 million at December 31, 2024.

Asset Quality.  Maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us.

Non-performing assets increased to $51.2 million, or 0.31% of total assets, at December 31, 2025, from $39.6 million, or 0.24% of total assets, at December 31, 2024.  At December 31, 2025, our allowance for credit losses - loans was $160.3 million, or 351% of non-performing loans, compared to $155.5 million, or 421% of non-performing loans, at December 31, 2024.

The following table sets forth information with respect to our non-performing assets at the dates indicated (dollars in thousands):

Table 11: Non-Performing Assets

	December 31
	2025	2024	2023
Nonaccrual loans:
Secured by real estate:
Commercial	$525	$2,186	$2,677
Construction and land	5,175	3,963	3,105
One- to four-family	19,855	10,016	5,702
Commercial business	6,751	7,067	9,002
Agricultural business, including secured by farmland	4,609	8,485	3,167
Consumer	4,610	4,835	3,204
	41,525	36,552	26,857
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Construction and land	1,268	—	1,138
One- to four-family	2,698	369	1,205
Commercial business	—	—	1
Consumer	148	35	401
	4,114	404	2,745
Total non-performing loans	45,639	36,956	29,602
REO assets held for sale, net	5,578	2,367	526
Other repossessed assets held for sale, net	18	300	—
Total non-performing assets	$51,235	$39,623	$30,128
Total non-performing assets to total assets	0.31%	0.24%	0.19%
Total nonaccrual loans to net loans before allowance for credit losses	0.35%	0.32%	0.25%
Loans 30-89 days past due and on accrual	$26,767	$26,824	$19,744

The increase in total non-performing loans was primarily due to an increase in nonaccrual loans in the one- to four-family category and an increase in loans 90 days or more past due and still accruing in both the one- to four-family category and the construction and land category, primarily reflecting one- to four-family custom construction loans. The increases consisted of various borrowers with no meaningful concentrations and reflect loans transferred to nonaccrual, partially offset by payoffs of nonaccrual loans during 2025 and loans past due and still accruing at December 31, 2025, that were not previously reported as past due.

Interest income was reduced by $2.3 million, $2.0 million, and $1.6 million in 2025, 2024 and 2023, respectively, due to nonaccrual loan activity, including reversals of $748,000, $826,000 and $569,000 of accrued interest upon placement of loans on nonaccrual. No interest income was recognized on nonaccrual loans during these years.

The following table presents the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade at the dates indicated (in thousands):

Table 12: Loans by Grade

	December 31
	2025	2024	2023

Pass	$11,446,550	$11,118,744	$10,671,281
Special Mention	82,060	43,451	13,732
Substandard	193,077	192,461	125,442
Total	$11,721,687	$11,354,656	$10,810,455

The increase in special mention loans during the year ended December 31, 2025, was primarily due to loan risk rating downgrades, primarily in the commercial business loan segment. As of December 31, 2025, total substandard loans primarily consisted of loans within the commercial business, owner-occupied commercial real estate and agricultural loan segments.

Comparison of Results of Operations for the Years Ended December 31, 2025 and 2024

General. For the year ended December 31, 2025, net income was $195.4 million, or $5.64 per diluted share, compared to net income of $168.9 million, or $4.88 per diluted share for the year ended December 31, 2024. Current year results included increases in net interest income and non-interest income, partially offset by increases in non-interest expense and the provision for credit losses.

Our operating results depend largely on net interest income, which increased $46.2 million to $587.9 million for the year ended December 31, 2025, compared to the prior year, primarily reflecting increased yields on loans due to adjustable rate loans repricing higher, as well as higher average loan balances and decreased funding costs. Revenues (net interest income and non-interest income) increased $52.1 million, or 9%, to $660.7 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to increased interest income on loans, decreased funding costs and a net gain on the sale of securities during the year ended December 31, 2025, compared to a net loss on the sale of securities during the prior year.

We recorded a $13.0 million provision for credit losses for the year ended December 31, 2025, compared to a $7.6 million provision for credit losses for the year ended December 31, 2024. The provision for credit losses for the year ended December 31, 2025, reflects risk rating downgrades, as well as growth in loan balances.

Total non-interest income for the year ended December 31, 2025, increased to $72.8 million compared to $66.9 million for the year ended December 31, 2024, primarily due to the recognition of a net gain on the sale of securities during the year ended December 31, 2025, compared to a net loss on the sale of securities during the prior year.

Total non-interest expense increased to $408.8 million for the year ended December 31, 2025, compared to $391.5 million for the year ended December 31, 2024, largely as a result of increases in salary and employee benefits, information and computer data services expense, payment and card processing services expense, and professional and legal expenses.

Net Interest Income.  Net interest income increased for the year ended December 31, 2025, compared to $541.7 million for the year ended December 31, 2024, primarily reflecting increased yields on loans due to adjustable rate loans repricing higher, as well as higher average loan balances and lower funding costs. The higher average yield on interest-earning assets, compared to the same period in the prior year, reflects loans being a higher percentage of interest-earnings assets.

The net interest margin on a tax equivalent basis of 3.96% for the year ended December 31, 2025, was 21 basis points higher than the prior year. The increase in net interest margin reflects a 13 basis-point increase in yields on average interest-earning assets and an eight basis-point decrease in the cost of funding liabilities. The increase in average yields on interest-earning assets during the current year reflects the benefit of variable rate interest-earning assets repricing higher. The decrease in the overall cost of funding liabilities was primarily due to the decrease in the overall rate paid on deposits and the decrease in the average balance of borrowings.

Interest Income.  Interest income for the year ended December 31, 2025, was $805.0 million, compared to $766.1 million for the prior year, an increase of $38.9 million.  This increase was a result of yields on interest-earning assets increasing 13 basis points to 5.39%, as well as the average balance of interest-earning assets increasing $367.6 million to $15.17 billion. The increased yield on interest-earning assets primarily reflects increases in the average yields on loans, with the increase concentrated in real estate loans, partially offset by a slight decline in commercial and agricultural loan yields.

Interest income on loans increased $46.4 million from the prior year to $702.0 million for the year ended December 31, 2025. The increase was primarily due to the average loan yields increasing 15 basis points to 6.12%, reflecting the impact of market interest rates being higher than average portfolio interest rates. Average loans receivable increased $508.2 million to $11.63 billion, primarily reflecting increases in the average balances of real estate secured loans.

Interest and dividend income on investment securities decreased $7.4 million for the year ended December 31, 2025, due to a decline in the average balance and average yield of the investment securities portfolio. The combined average balance of total investment securities decreased $140.6 million to $3.54 billion (excluding the effect of fair value adjustments).  The average yield on the combined portfolio decreased to 3.02%, reflecting a 37 basis-point decrease in the yield on other securities.

Interest Expense.  Interest expense for the year ended December 31, 2025, was $217.0 million, compared to $224.4 million for the prior year, a decrease of $7.4 million, or 3%.  The decrease occurred as a result of an eight basis-point decrease in the average cost of all funding liabilities to 1.55%, partially offset by the average balance of funding liabilities increasing $274.7 million to $14.04 billion. The decrease in the average cost of our funding liabilities was primarily due to lower average interest rates paid on deposits and borrowings, reflecting both the lower rates and the impact of changes in funding composition. The increase in the average balance of funding liabilities reflects increases in interest-bearing transaction and savings accounts, partially offset by decreases in money market accounts and total borrowings.

Deposit interest expense increased $1.3 million to $200.8 million for the year ended December 31, 2025, compared to the prior year, as a result of the average balance of interest-bearing deposits increasing by $504.1 million, partially offset by the average cost of total deposits decreasing three basis points to 1.47%. The increase in the average balance of total interest-bearing deposits was primarily due to increases in the average balances of interest-bearing transaction and savings accounts, partially offset by a decrease in the average balances of money market accounts. The decrease in the average cost of deposits between the periods was primarily due to the average cost of interest-bearing deposits decreasing 12 basis points to 2.20% for the year ended December 31, 2025, compared to 2.32% in the prior year. The decrease in the average cost of interest-bearing deposits was primarily the result of a five basis-point decrease in the cost of savings accounts, a 12 basis-point decrease in the cost of money market accounts and a 38 basis-point decrease in the cost of certificates of deposit, partially offset by a seven basis-point increase in the cost of interest-bearing checking accounts.

The average rate paid on total borrowings decreased 68 basis points to 4.29% for the year ended December 31, 2025, reflecting a 103 basis-point decrease in the average cost of FHLB advances, 37 basis-point decrease in the average cost of other borrowings, and 61 basis-point decrease in the average cost of our subordinated debt. The decrease in the average balance of total borrowings was due to a $33.4 million decrease in the average balance of FHLB advances, a $41.8 million decrease in the average balance of other borrowings and a $48.5 million decrease in the average balance of our subordinated debt.

Table 13, Analysis of Net Interest Spread, presents, for the periods indicated, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities.  Average balances are computed using daily average balances.

The following table provides an analysis of our net interest spread for the last three years (dollars in thousands):
Table 13: Analysis of Net Interest Spread

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Held for sale loans	$29,133	$1,878	6.45%	$27,627	$1,875	6.79%	$49,106	$2,621	5.34%
Real estate secured loans	9,586,917	577,625	6.03%	9,094,276	526,842	5.79%	8,513,487	460,664	5.41%
Commercial/agricultural loans	1,894,615	123,502	6.52%	1,871,024	127,028	6.79%	1,782,141	113,250	6.35%
Consumer and other loans	120,351	8,369	6.95%	129,929	8,584	6.61%	138,196	8,715	6.31%
Total loans (1)	11,631,016	711,374	6.12%	11,122,856	664,329	5.97%	10,482,930	585,250	5.58%
Mortgage-backed securities	2,465,805	61,683	2.50%	2,650,010	66,652	2.52%	2,927,650	72,927	2.49%
Other securities	879,735	37,454	4.26%	951,515	44,083	4.63%	1,173,637	52,148	4.44%
Interest-bearing deposits with banks	182,332	6,900	3.78%	65,650	2,573	3.92%	46,815	2,200	4.70%
FHLB stock	15,357	1,134	7.38%	16,658	1,302	7.82%	17,903	847	4.73%
Total investment securities	3,543,229	107,171	3.02%	3,683,833	114,610	3.11%	4,166,005	128,122	3.08%
Total interest-earning assets	15,174,245	818,545	5.39%	14,806,689	778,939	5.26%	14,648,935	713,372	4.87%
Non-interest-earning assets	1,026,395			967,122			917,018
Total assets	$16,200,640			$15,773,811			$15,565,953
Deposits:
Interest-bearing checking accounts	$2,535,133	$39,383	1.55%	$2,233,902	$33,113	1.48%	$1,921,326	$13,334	0.69%
Savings accounts	3,576,179	76,733	2.15%	3,231,631	71,225	2.20%	2,674,936	27,739	1.04%
Money market accounts	1,487,141	30,314	2.04%	1,632,092	35,206	2.16%	1,908,983	24,089	1.26%
Certificates of deposit	1,517,967	54,368	3.58%	1,514,726	59,921	3.96%	1,209,261	34,964	2.89%
Total interest-bearing deposits	9,116,420	200,798	2.20%	8,612,351	199,465	2.32%	7,714,506	100,126	1.30%
Non-interest-bearing deposits	4,541,445	—	—%	4,647,100	—	—%	5,436,953	—	—%
Total deposits	13,657,865	200,798	1.47%	13,259,451	199,465	1.50%	13,151,459	100,126	0.76%
Other interest-bearing liabilities:
FHLB advances	126,562	5,774	4.56%	159,954	8,941	5.59%	196,819	10,524	5.35%
Other borrowings	122,787	2,756	2.24%	164,613	4,299	2.61%	199,291	3,376	1.69%
Subordinated debt	128,877	7,708	5.98%	177,361	11,682	6.59%	185,883	11,541	6.21%
Total borrowings	378,226	16,238	4.29%	501,928	24,922	4.97%	581,993	25,441	4.37%
Total funding liabilities	14,036,091	217,036	1.55%	13,761,379	224,387	1.63%	13,733,452	125,567	0.91%
Other non-interest-bearing liabilities (2)	304,718			308,667			295,098
Total liabilities	14,340,809			14,070,046			14,028,550
Shareholders’ equity	1,859,831			1,703,765			1,537,403
Total liabilities and shareholders’ equity	$16,200,640			$15,773,811			$15,565,953
Net interest income/rate spread (tax equivalent)		$601,509	3.84%		$554,552	3.63%		$587,805	3.96%
Net interest margin (tax equivalent)			3.96%			3.75%			4.01%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(13,590)			(12,836)			(11,800)
Net interest income and margin, as reported		$587,919	3.87%		$541,716	3.66%		$576,005	3.93%
Average interest-earning assets/average interest-bearing liabilities			159.82%			162.46%			176.57%
Average interest-earning assets/average funding liabilities			108.11%			107.60%			106.67%
(footnotes follow)

(1)Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due.  Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax-equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $9.4 million, $8.7 million and $7.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $4.2 million, $4.1 million and $4.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Table 14: Rate/Volume Analysis

	Year Ended December 31, 2025 Compared to Year Ended December 31, 2024 Increase (Decrease) in Income/Expense Due to			Year Ended December 31, 2024 Compared to Year Ended December 31, 2023 Increase (Decrease) in Income/Expense Due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Held for sale loans	$(97)	$100	$3	$592	$(1,338)	$(746)
Real estate secured loans	21,587	29,196	50,783	33,661	32,517	66,178
Commercial/agricultural loans	(5,112)	1,586	(3,526)	7,967	5,811	13,778
Consumer and other loans	437	(652)	(215)	404	(535)	(131)
Total loans	16,815	30,230	47,045	42,624	36,455	79,079
Mortgage-backed securities	(359)	(4,610)	(4,969)	702	(6,977)	(6,275)
Other securities	(3,433)	(3,196)	(6,629)	2,148	(10,213)	(8,065)
Interest-bearing deposits with banks	(92)	4,419	4,327	(408)	781	373
FHLB stock	(70)	(98)	(168)	518	(63)	455
Total investment securities	(3,954)	(3,485)	(7,439)	2,960	(16,472)	(13,512)
Total net change in interest income on interest-earning assets	12,861	26,745	39,606	45,584	19,983	65,567
Interest-bearing liabilities:
Interest-bearing checking accounts	1,647	4,623	6,270	17,301	2,478	19,779
Savings accounts	(1,925)	7,433	5,508	36,699	6,787	43,486
Money market accounts	(1,871)	(3,021)	(4,892)	15,032	(3,915)	11,117
Certificates of deposit	(5,681)	128	(5,553)	14,802	10,155	24,957
Total interest-bearing deposits	(7,830)	9,163	1,333	83,834	15,505	99,339
FHLB advances	(1,483)	(1,684)	(3,167)	460	(2,043)	(1,583)
Other borrowings	(550)	(993)	(1,543)	1,588	(665)	923
Subordinated debt	(1,000)	(2,974)	(3,974)	684	(543)	141
Total borrowings	(3,033)	(5,651)	(8,684)	2,732	(3,251)	(519)
Total net change in interest expense on interest-bearing liabilities	(10,863)	3,512	(7,351)	86,566	12,254	98,820
Net change in net interest income (tax equivalent)	$23,724	$23,233	$46,957	$(40,982)	$7,729	$(33,253)

Provision and Allowance for Credit Losses.  We recorded an $11.6 million provision for credit losses - loans in the year ended December 31, 2025, compared to an $8.6 million provision for credit losses - loans in 2024.

The provision for credit losses - loans reflects the amount required to maintain the allowance for credit losses - loans at an appropriate level based upon Management’s evaluation of the adequacy of collective and individual loss reserves. The provision for credit losses - loans for the current year reflects growth in the loan portfolio and risk rating downgrades. The prior year provision for credit losses - loans also primarily reflected loan growth and risk rating downgrades. Future assessments of the expected credit losses will not only be impacted by changes to the reasonable and supportable forecast, but will also include an updated assessment of qualitative factors, as well as consideration of any required changes in the reasonable and supportable forecast reversion period.

The following table sets forth an analysis of our allowance for credit losses - loans for the periods indicated (dollars in thousands):

Table 15: Changes in Allowance for Credit Losses - Loans

	Years Ended December 31
	2025	2024	2023
Balance, beginning of period	$155,521	$149,643	$141,465
Provision for credit losses – loans	11,637	8,563	11,097
Recoveries of loans previously charged off:
Commercial real estate	194	2,767	557
Construction and land	729	—	29
One- to four-family residential	273	171	230
Commercial business	1,110	1,963	1,283
Agricultural business, including secured by farmland	178	304	146
Consumer	448	476	543
Total recoveries	2,932	5,681	2,788
Loans charged off:
Commercial real estate	—	(351)	—
Construction and land	(218)	(150)	(1,089)
One- to four-family residential	(13)	—	(42)
Commercial business	(5,548)	(5,955)	(2,650)
Agricultural business, including secured by farmland	(2,416)	—	(564)
Consumer	(1,619)	(1,910)	(1,362)
Total charge-offs	(9,814)	(8,366)	(5,707)
Net charge-offs	(6,882)	(2,685)	(2,919)
Balance, end of period	$160,276	$155,521	$149,643
Total loans	$11,721,687	$11,354,656	$10,810,455
Average outstanding loans	$11,601,883	$11,095,229	$10,433,824
Total nonaccrual loans	$41,525	$36,552	$26,857
Allowance for credit losses - loans as a percent of total loans	1.37%	1.37%	1.38%
Allowance for credit losses - loans as a percent of nonaccrual loans	386%	425%	557%

The following table sets forth the breakdown of the allowance for credit losses – loans by loan category at the dates indicated (dollars in thousands):

Table 16: Allocation of Allowance for Credit Losses - Loans

	December 31
	2025			2024			2023
	Amount	Percent of Loans in Each Category to Total Loans	Percent of Allowance to Loans in Each Category	Amount	Percent of Loans in Each Category to Total Loans	Percent of Allowance to Loans in Each Category	Amount	Percent of Loans in Each Category to Total Loans	Percent of Allowance to Loans in Each Category
Allowance for credit losses - loans:
Commercial real estate	$41,599	35%	1.03%	$40,830	34%	1.06%	$44,384	34%	1.22%
Multifamily real estate	9,805	7	1.15	10,308	8	1.15	9,326	8	1.15
Construction and land	35,508	15	2.07	29,038	14	1.91	28,095	14	1.83
One- to four-family real estate	19,552	13	1.24	20,807	14	1.31	19,271	14	1.27
Commercial business	37,785	21	1.57	38,611	21	1.59	35,464	21	1.56
Agricultural business, including secured by farmland	5,567	3	1.58	5,727	3	1.68	3,865	3	1.17
Consumer	10,460	6	1.36	10,200	6	1.41	9,238	6	1.32
Total allowance for credit losses - loans	$160,276	100%	1.37%	$155,521	100%	1.37%	$149,643	100%	1.38%

The allowance for credit losses - unfunded loan commitments was $15.0 million as of December 31, 2025, compared to $13.6 million as of December 31, 2024. The increase in the allowance for credit losses - unfunded loan commitments reflects an increase in unfunded loan commitments and credit downgrades, primarily within the construction, land and land development loan category.

The following table sets forth an analysis of our allowance for credit losses - unfunded loan commitments for the periods indicated (dollars in thousands):

Table 17: Changes in Allowance for Credit Losses - Unfunded Loan Commitments

	Years Ended, December 31,
	2025	2024	2023

Balance, beginning of period	$13,562	$14,484	$14,721
Provision (recapture) for credit losses - unfunded loan commitments	1,423	(922)	(237)
Balance, end of period	$14,985	$13,562	$14,484

Non-interest Income. The following table presents the key components of non-interest income for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

Table 18: Non-interest Income

	2025 compared to 2024				2024 compared to 2023
	2025	2024	Change Amount	Change Percent	2024	2023	Change Amount	Change Percent
Deposit fees and other service charges	$43,240	$43,371	$(131)	—%	$43,371	$41,638	$1,733	4%
Mortgage banking operations	13,244	12,207	1,037	8%	12,207	11,817	390	3%
Bank-owned life insurance	10,152	9,193	959	10%	9,193	9,245	(52)	(1)%
Miscellaneous	7,188	8,289	(1,101)	(13)%	8,289	5,169	3,120	60%
	73,824	73,060	764	1%	73,060	67,869	5,191	8%
Net gain (loss) on sale of securities	374	(5,190)	5,564	(107)%	(5,190)	(19,242)	14,052	(73)%
Net change in valuation of financial instruments carried at fair value	(1,384)	(982)	(402)	41%	(982)	(4,218)	3,236	(77)%
Total non-interest income	$72,814	$66,888	$5,926	9%	$66,888	$44,409	$22,479	51%

Non-interest income increased for the year ended December 31, 2025, compared to the year ended December 31, 2024.  The increase was primarily due to the recognition of a net gain on the sale of securities during the year ended December 31, 2025, compared to a net loss on the sale of securities during the prior year. Additionally, revenue from mortgage banking operations increased. This was partially offset by a decrease in miscellaneous income.

A net gain of $374,000 was recognized in the current period on the sale of securities, compared to $5.2 million in strategic losses recorded during the year ended December 31, 2024. The prior year losses were taken to mitigate rising interest rate risk in the securities portfolio.

Revenue from mortgage banking operations, including gains from one- to four-family and multifamily loan sales and loan servicing fees, increased for the year ended December 31, 2025, compared to the prior year. The volume of one- to four-family loans sold during the year ended December 31, 2025, increased compared to the prior year, although overall volumes remained low due to reduced refinancing and purchase activity in the current rate environment. We sold $453.8 million of one- to four-family loans held for sale for the year ended December 31, 2025, compared to $408.9 million for the year ended December 31, 2024. The increase was also impacted by increases in the pricing on the one- to four-family loans sold during the current year. Sales of one- to four-family loans held for sale for the year ended December 31, 2025, resulted in gains of $9.1 million, compared to $8.0 million for the year ended December 31, 2024.

Miscellaneous income decreased for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to losses incurred on the disposal of assets during 2025.

Non-interest Expense.  The following table represents key elements of non-interest expense for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands).

Table 19: Non-interest Expense

	2025 compared to 2024				2024 compared to 2023
	2025	2024	Change Amount	Change Percent	2024	2023	Change Amount	Change Percent
Salary and employee benefits	$260,706	$250,555	$10,151	4%	$250,555	$244,563	$5,992	2%
Less capitalized loan origination costs	(17,219)	(16,857)	(362)	2%	(16,857)	(16,257)	(600)	4%
Occupancy and equipment	48,723	48,771	(48)	—%	48,771	47,886	885	2%
Information and computer data services	33,067	29,165	3,902	13%	29,165	28,445	720	3%
Payment and card processing services	23,948	22,518	1,430	6%	22,518	20,547	1,971	10%
Professional and legal expenses	9,492	7,858	1,634	21%	7,858	9,830	(1,972)	(20)%
Advertising and marketing	4,748	5,149	(401)	(8)%	5,149	4,794	355	7%
Deposit insurance	11,314	11,398	(84)	(1)%	11,398	10,529	869	8%
State and municipal business and use taxes	6,276	5,648	628	11%	5,648	5,260	388	7%
Real estate operations, net	491	293	198	68%	293	(538)	831	(154)%
Amortization of core deposit intangibles	1,567	2,626	(1,059)	(40)%	2,626	3,756	(1,130)	(30)%
Miscellaneous	25,661	24,414	1,247	5%	24,414	23,723	691	3%
Total non-interest expense	$408,774	$391,538	$17,236	4%	$391,538	$382,538	$9,000	2%

Non-interest expense for the year ended December 31, 2025, increased compared to the same period in 2024. The increase was primarily due to increases in salary and employee benefits, information and computer data services expense, payment and card processing services expense, and professional and legal expenses.

Salary and employee benefits increased for the year ended December 31, 2025, compared to the prior year, primarily due to normal annual salary and wage increases, an increase in loan and deposit related commission expense, and an increase in medical claims expense.

Information and computer data services expense increased for the year ended December 31, 2025, compared to the prior year, primarily due to an increase in software expenses related to additional software service contracts and the implementation of a new loan and deposit origination system during 2025.

Payment and card processing services increased for the year ended December 31, 2025, compared to the prior year, primarily reflecting increases in online banking costs and rewards program expenses.

Professional and legal expenses increased for the year ended December 31, 2025, from the year ended December 31, 2024, primarily due to an increase in legal expenses and a pending legal settlement accrual.

Income Taxes. For the year ended December 31, 2025, we recognized $43.5 million in income tax expense for an effective rate of 18.2%, which reflects our statutory tax rate reduced by the effect of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting. Our blended federal and state statutory income tax rate is 24.0%, representing a blend of the statutory federal income tax rate of 21.0% and apportioned effects of the state and local jurisdictions where we do business. For the year ended December 31, 2024, we recognized $40.6 million in income tax expense for an effective tax rate of 19.4%.

Comparison of Results of Operations for the Years Ended December 31, 2024 and 2023

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024, previously filed with the SEC.

Market Risk and Asset/Liability Management

Our financial condition and operations are influenced significantly by general economic conditions, including the absolute level of interest rates as well as changes in interest rates and the slope of the yield curve.  Our profitability is dependent largely on our net interest income, which is the difference between the interest received from our interest-earning assets and the interest expense incurred on our interest-bearing liabilities.

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

Our greatest source of interest rate risk results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts. This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most deposit liabilities. Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to clients than to us. An exception to this generalization is the beneficial effect of interest rate floors on a portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly. However, in a declining interest rate environment as loans with floors are repaid, they generally are replaced with new loans which have lower interest rate floors.  As of December 31, 2025, our loans with interest rate floors totaled $5.64 billion and had a weighted average floor rate of 4.97% compared to a current average note rate of 6.32%.  As of December 31, 2025, loans with interest rates at their floors totaled $1.38 billion and had a weighted average note rate of 5.00%. The Company actively manages its exposure to interest rate risk through ongoing adjustments to the mix of interest-earning assets and funding sources that affect the repricing speeds of loans, investments, interest-bearing deposits and borrowings.

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

The following tables set forth, as of December 31, 2025, the estimated changes in our net interest income over one-year and two-year time horizons for our rate ramp and rate shock interest rate sensitivity scenarios, and the estimated changes in economic value of equity for our rate shock interest rate sensitivity scenario based on the indicated interest rate environments (dollars in thousands):

Table 20: Interest Rate Risk Indicators - Rate Ramp

	December 31, 2025
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months
+300	$4,497	0.7%	$27,788	2.2%
+200	6,910	1.1	35,604	2.8
+100	5,333	0.9	25,965	2.0
0	—	—	—	—
-100	(7,146)	(1.1)	(33,928)	(2.6)
-200	(12,638)	(2.0)	(62,152)	(4.8)
-300	(15,809)	(2.5)	(80,674)	(6.3)

(1)Assumes a gradual change in market interest rates at all maturities during the first year; however, no rates are allowed to go below zero.  The targeted Federal Funds Rate was between 3.5% and 3.75% at December 31, 2025.

Table 21: Interest Rate Risk Indicators - Rate Shock

	December 31, 2025
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+300	$4,720	0.8%	$48,022	3.7%	$(436,116)	(14.5)%
+200	14,546	2.3	57,423	4.5	(244,171)	(8.1)
+100	12,616	2.0	40,790	3.2	(95,592)	(3.2)
0	—	—	—	—	—	—
-100	(16,023)	(2.6)	(51,412)	(4.0)	33,618	1.1
-200	(27,950)	(4.5)	(98,150)	(7.6)	15,424	0.5
-300	(34,449)	(5.5)	(131,101)	(10.2)	(57,481)	(1.9)

(1)Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.  The targeted Federal Funds Rate was between 3.5% and 3.75% at December 31, 2025.

At December 31, 2025, the Company’s interest rate risk profile reflected a moderately asset-sensitive position in the near term, with net interest income projected to increase under rising rate scenarios and decrease under falling rate scenarios. In contrast, the estimated long-term economic value of the balance sheet was more sensitive to interest rate changes, declining under rising rate scenarios and changing less under falling rate scenarios. This opposite directional behavior occurs because net interest income reflects the short-term repricing of assets and liabilities, whereas the economic value of equity measures the present value of all future cash flows; higher interest rates reduce the present value of assets more than liabilities, decreasing economic value of equity, and vice versa. Overall, the results indicate that near-term earnings are expected to benefit from higher interest rates, while the long-term economic value of equity is more sensitive to market rate movements.

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

Certain shortcomings are inherent in gap analysis.  For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market rates, while interest rates on other types may lag changes in market rates.  Additionally, certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table.  Finally, the ability of some borrowers to service their debt may decrease in the event of a severe change in market rates.

Table 22, Interest Sensitivity Gap, presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 2025.  The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities, which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At December 31, 2025, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $3.10 billion, representing a one-year cumulative gap to total assets ratio of 18.93%. The interest rate risk indicators and interest sensitivity gaps as of December 31, 2025, are within our internal policy guidelines and Management considers our current level of interest rate risk is reasonable.

The following table provides a GAP analysis as of December 31, 2025 (dollars in thousands):

Table 22: Interest Sensitivity Gap

	December 31, 2025
	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$1,289,825	$94,103	$80,277	$10,164	$1,085	$—	$1,475,454
Fixed-rate mortgage loans	258,263	195,413	709,448	566,606	695,174	403,402	2,828,306
Adjustable-rate mortgage loans	1,430,470	528,402	1,497,527	969,574	374,359	3,464	4,803,796
Fixed-rate mortgage-backed securities	88,040	94,521	364,837	436,901	671,460	667,537	2,323,296
Adjustable-rate mortgage-backed securities	185,403	50	5,207	247	3,691	—	194,598
Fixed-rate commercial/agricultural loans	108,019	84,392	256,156	129,516	137,793	16,398	732,274
Adjustable-rate commercial/agricultural loans	950,970	39,085	102,711	36,586	1,026	—	1,130,378
Consumer and other loans	606,631	56,422	49,191	17,674	15,349	37,224	782,491
Investment securities and interest-earning deposits	316,909	8,685	31,760	88,297	153,531	391,664	990,846
Total rate sensitive assets	5,234,530	1,101,073	3,097,114	2,255,565	2,053,468	1,519,689	15,261,439
Interest-bearing liabilities: (2)
Regular savings	515,503	167,842	577,388	454,766	773,024	1,235,399	3,723,922
Interest-bearing checking accounts	319,394	110,089	389,427	319,192	568,777	902,201	2,609,080
Money market deposit accounts	188,504	110,796	347,068	232,951	302,590	206,092	1,388,001
Certificates of deposit	1,181,652	299,356	44,404	6,453	439	—	1,532,304
FHLB advances	150,000	—	—	—	—	—	150,000
Subordinated notes	—	—	—	—	—	—	—
Junior subordinated debentures	89,178	—	—	—	—	—	89,178
Retail repurchase agreements	107,715	—	—	—	—	—	107,715
Total rate sensitive liabilities	2,551,946	688,083	1,358,287	1,013,362	1,644,830	2,343,692	9,600,200
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$2,682,584	$412,990	$1,738,827	$1,242,203	$408,638	$(824,003)	$5,661,239
Cumulative excess of interest-sensitive assets	$2,682,584	$3,095,574	$4,834,401	$6,076,604	$6,485,242	$5,661,239	$5,661,239
Cumulative ratio of interest-earning assets to interest-bearing liabilities	205.12%	195.54%	205.13%	208.28%	189.37%	158.97%	158.97%
Interest sensitivity gap to total assets	16.40%	2.53%	10.63%	7.60%	2.50%	(5.04)%	34.62%
Ratio of cumulative gap to total assets	16.40%	18.93%	29.56%	37.16%	39.65%	34.62%	34.62%

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
(2)    Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest-bearing checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience, Management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been a negative $3.21 billion, or negative 19.65% of total assets at December 31, 2025.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits that are included in the average balance calculations.

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

Our primary investing activity is the origination of loans and, in certain periods, the purchase of securities or loans.  During the years ended December 31, 2025 and 2024, our loan originations, including originations of loans held for sale, exceeded our loan repayments by $852.6 million and $984.7 million, respectively.  There were $10.9 million of loans purchased during the year ended December 31, 2025, and $4.7 million loans purchased during the year ended December 31, 2024. During the years ended December 31, 2025 and 2024, we received proceeds of $492.3 million and $435.3 million, respectively, from the sale of loans.  Securities purchased during the years ended December 31, 2025 and 2024 totaled $155.8 million and $63.2 million, respectively, and securities repayments, maturities and sales in those same periods were $381.7 million and $369.9 million, respectively.

Our primary funding source is deposits. Total deposits increased by $228.7 million during the year ended December 31, 2025, with core deposits increasing $196.1 million and certificates of deposit increasing $32.6 million. At December 31, 2025, core deposits totaled $12.21 billion, or 89%, of total deposits, compared with $12.01 billion, or 89% of total deposits at December 31, 2024. The increase in core deposits compared to the prior year end primarily reflects increases in interest-bearing transaction and savings accounts. Certificates of deposit are generally more vulnerable to competition and more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time. At December 31, 2025, certificates of deposit totaled $1.53 billion, or 11% of our total deposits, including $1.48 billion which were scheduled to mature within one year.

We had $150.0 million of FHLB advances at December 31, 2025, compared to $290.0 million at December 31, 2024.  Other borrowings at December 31, 2025, decreased $17.5 million to $107.7 million from December 31, 2024. Both the FHLB advances and other borrowings outstanding at December 31, 2025, are scheduled to mature during 2026.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, support loan growth, satisfy financial commitments and take advantage of investment opportunities.  We use our sources of funds primarily to fund loan growth and deposit outflows.  At December 31, 2025, we had outstanding loan commitments totaling $4.0 billion, primarily relating to undisbursed loans in process and unused credit lines.  While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations. At December 31, 2025, we had $25.1 million of purchase obligations under contracts with our key vendors to provide services, mainly information technology related contracts. In addition, at December 31, 2025, we had $12.6 million of commitments under operating lease agreements in the next 12 months.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB, subject to collateral requirements and a sufficient level of ownership of FHLB stock.  At December 31, 2025, under these credit facilities based on pledged collateral, the Bank had $3.65 billion of available credit capacity.  Advances under these credit facilities totaled $150.0 million at December 31, 2025.  In addition, the Bank has been approved for participation in the FRBSF’s Borrower-In-Custody program.  Under this program, based on pledged collateral, the Bank had available lines of credit of approximately $1.55 billion as of December 31, 2025, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans. We had no funds borrowed from the FRBSF at December 31, 2025 or 2024. At December 31, 2025, the Bank also had uncommitted federal funds line of credit agreements with other financial institutions totaling $125.0 million. No balances were outstanding under these agreements as of December 31, 2025 or 2024. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage. Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends.

Banner’s primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock, subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.50 per share, as approved by our Board of Directors, which we believe is a dividend rate per share that enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued quarterly dividend payments during 2026 at this rate of $0.50 per share, our average total dividend paid each quarter would be approximately $17.0 million based on the number of outstanding shares at December 31, 2025. At December 31, 2025, Banner (on an unconsolidated basis) had liquid assets of $69.0 million.

During the year ended December 31, 2025, total shareholders’ equity increased $172.0 million to $1.95 billion, representing 11.90% of total assets. At December 31, 2025, tangible common shareholders’ equity, a non-GAAP financial measure which excludes goodwill and other intangible assets, was $1.57 billion, or 9.84% of tangible assets. See “Executive Overview - Non-GAAP Financial Measures” above for a reconciliation of total shareholders’ equity to tangible common shareholders’ equity.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner and the Bank to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Bank to maintain minimum capital ratios of total capital, tier 1 capital, and common equity tier 1 capital to risk-weighted assets as well as tier 1 leverage capital to average assets.  In addition to the minimum capital ratios, the Bank must maintain a capital conservation buffer consisting of additional common equity tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At December 31, 2025, Banner and the Bank each exceeded all current regulatory capital requirements to be “well capitalized” and the fully phased-in capital conservation buffer requirement.

The following table shows the regulatory capital ratios for Banner and the Bank as of December 31, 2025.

Table 23: Regulatory Capital Ratios

Capital Ratios	Banner Corporation	Banner Bank
Total capital to risk-weighted assets	14.69%	14.14%
Tier 1 capital to risk-weighted assets	13.44	12.89
Tier 1 capital to average leverage assets	11.41	10.95
Tier 1 common equity to risk-weighted assets	12.81	12.89

ITEM 7A – Quantitative and Qualitative Disclosures about Market Risk

See pages 58–62 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8 – Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BANNER CORPORATION AND SUBSIDIARIES
(Item 8 and Item 15(a)(1))

February 25, 2026

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

February 25, 2026

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment and those criteria, Management believes that, as of December 31, 2025, the Company maintained effective internal control over financial reporting.
The Company’s independent registered public accounting firm has audited the Company’s Consolidated Financial Statements that are included in this annual report and the effectiveness of our internal control over financial reporting as of December 31, 2025, and issued their Report of Independent Registered Public Accounting Firm. The audit report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Banner Corporation and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Banner Corporation and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Loans

Critical Audit Matter Description

As described in Notes 1 and 4 to the consolidated financial statements, the balance of the Company’s consolidated allowance for credit losses – loans, was $160.3 million at December 31, 2025. The allowance for credit losses – loans is a valuation account that is deducted from the amortized cost basis of loans held for investment to present the net carrying value at the amount expected to be collected on such financial assets. The measurement of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses – loans is maintained at a level sufficient to provide for expected credit losses based on evaluating historical credit loss experience and making adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio. Management considers qualitative and environmental factors for each loan category to adjust for differences between the historical periods used to calculate historical loss rates and expected conditions over the remaining lives of the loans in the portfolio. These factors include, among others, changes in the size and composition of the loan portfolio, differences in underwriting standards, delinquency rates, and economic conditions.

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

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the estimation of qualitative and environmental factors used in the allowance for credit losses – loans included the following, among others:

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

/s/ Baker Tilly US, LLP

Portland, Oregon
February 25, 2026

We have served as the Company’s auditor since 2004.

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except shares and per share amounts)
December 31, 2025 and 2024

ASSETS	December 31, 2025	December 31, 2024
Cash and due from banks	$182,772	$203,402
Interest-bearing deposits	239,868	298,456
Total cash and cash equivalents	422,640	501,858
Securities—available-for-sale; amortized cost $2,271,471 and $2,460,262, respectively	2,016,261	2,104,511
Securities—held-to-maturity, net of allowance for credit losses of $291 and $297, respectively	961,196	1,001,564
Total securities	2,977,457	3,106,075
Federal Home Loan Bank (FHLB) stock	16,476	22,451
Loans held for sale (includes $34,586 and $26,185, at fair value, respectively)	42,902	32,021
Loans receivable	11,721,687	11,354,656
Allowance for credit losses – loans	(160,276)	(155,521)
Net loans receivable	11,561,411	11,199,135
Accrued interest receivable	60,525	60,885
Property and equipment, net	111,522	124,589
Goodwill	373,121	373,121
Other intangibles, net	1,491	3,058
Bank-owned life insurance (BOLI)	319,347	312,549
Deferred tax assets, net	127,587	148,858
Operating lease right-of-use assets	32,736	39,998
Other assets	307,273	275,439
Total assets	$16,354,488	$16,200,037
LIABILITIES
Deposits:
Non-interest-bearing	$4,489,839	$4,591,543
Interest-bearing transaction and savings accounts	7,721,003	7,423,183
Interest-bearing certificates	1,532,304	1,499,672
Total deposits	13,743,146	13,514,398
Advances from FHLB	150,000	290,000
Other borrowings	107,715	125,257
Subordinated notes, net	—	80,278
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	79,151	67,477
Operating lease liabilities	35,755	43,472
Accrued expenses and other liabilities	245,266	258,070
Deferred compensation	47,158	46,759
Total liabilities	14,408,191	14,425,711
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 34,097,856 shares issued and outstanding at December 31, 2025; 34,459,832 shares issued and outstanding at December 31, 2024	1,282,505	1,307,509
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Retained earnings	871,803	744,091
Carrying value of shares held in trust for stock-based compensation plans	(5,813)	(6,194)
Liability for common stock issued to stock related compensation plans	5,813	6,194
Accumulated other comprehensive loss	(208,011)	(277,274)
Total shareholders’ equity	1,946,297	1,774,326
Total liabilities and shareholders’ equity	$16,354,488	$16,200,037
See Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for shares and per share amounts)
For the Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
INTEREST INCOME:
Loans receivable	$702,023	$655,590	$577,891
Mortgage-backed securities	61,000	66,085	72,352
Securities and cash equivalents	41,932	44,428	51,329
Total interest income	804,955	766,103	701,572
INTEREST EXPENSE:
Deposits	200,798	199,465	100,126
FHLB advances	5,774	8,941	10,524
Other borrowings	2,756	4,299	3,376
Subordinated debt	7,708	11,682	11,541
Total interest expense	217,036	224,387	125,567
Net interest income	587,919	541,716	576,005
PROVISION FOR CREDIT LOSSES	13,045	7,581	10,789
Net interest income after provision for credit losses	574,874	534,135	565,216
NON-INTEREST INCOME
Deposit fees and other service charges	43,240	43,371	41,638
Mortgage banking operations	13,244	12,207	11,817
BOLI	10,152	9,193	9,245
Miscellaneous	7,188	8,289	5,169
	73,824	73,060	67,869
Net gain (loss) on sale of securities	374	(5,190)	(19,242)
Net change in valuation of financial instruments carried at fair value	(1,384)	(982)	(4,218)
Total non-interest income	72,814	66,888	44,409
NON-INTEREST EXPENSE:
Salary and employee benefits	260,706	250,555	244,563
Less capitalized loan origination costs	(17,219)	(16,857)	(16,257)
Occupancy and equipment	48,723	48,771	47,886
Information and computer data services	33,067	29,165	28,445
Payment and card processing services	23,948	22,518	20,547
Professional and legal expenses	9,492	7,858	9,830
Advertising and marketing	4,748	5,149	4,794
Deposit insurance	11,314	11,398	10,529
State and municipal business and use taxes	6,276	5,648	5,260
Real estate operations, net	491	293	(538)
Amortization of core deposit intangibles	1,567	2,626	3,756
Miscellaneous	25,661	24,414	23,723
Total non-interest expense	408,774	391,538	382,538
Income before provision for income taxes	238,914	209,485	227,087
PROVISION FOR INCOME TAXES	43,532	40,587	43,463
NET INCOME	$195,382	$168,898	$183,624

Earnings per common share:
Basic	$5.67	$4.90	$5.35
Diluted	$5.64	$4.88	$5.33
Cumulative dividends declared per common share	$1.94	$1.92	$1.92

Weighted average number of common shares outstanding:
Basic	34,460,854	34,470,057	34,344,142
Diluted	34,656,802	34,628,710	34,450,412
See Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
For the Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
NET INCOME	$195,382	$168,898	$183,624
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES:
Unrealized holding gain (loss) on securities—available-for-sale arising during the period	99,330	(5,047)	54,307
Income tax (expense) benefit related to securities—available-for-sale unrealized holding losses	(23,839)	1,211	(13,034)
Reclassification for net loss on securities—available-for-sale realized in earnings	1,211	5,493	19,242
Income tax benefit related to securities—available-for-sale realized in earnings	(291)	(1,318)	(4,618)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	2,269	2,296	2,338
Income tax benefit related to amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	(545)	(551)	(561)
Net unrealized gain on interest rate swaps used in cash flow hedges	—	13,929	12,557
Income tax expense related to interest rate swaps used in cash flow hedges	—	(3,343)	(3,014)
Changes in fair value of junior subordinated debentures related to instrument specific credit risk	(11,674)	(1,064)	8,444
Income tax benefit (expense) related to junior subordinated debentures	2,802	255	(2,027)
Other comprehensive income	69,263	11,861	73,634
COMPREHENSIVE INCOME	$264,645	$180,759	$257,258
See Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except shares and per share amounts)
For the Years Ended December 31, 2025, 2024 and 2023

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2023	34,194,018	$1,293,959	$525,242	$(362,769)	$1,456,432
Net income			183,624		183,624
Other comprehensive loss, net of income tax				73,634	73,634
Accrual of dividends on common stock ($1.92/share-cumulative)			(66,691)		(66,691)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	154,351	5,692			5,692
Balance, December 31, 2023	34,348,369	$1,299,651	$642,175	$(289,135)	$1,652,691

Balance, January 1, 2024	34,348,369	$1,299,651	$642,175	$(289,135)	$1,652,691
Net income			168,898		168,898
Other comprehensive income, net of income tax				11,861	11,861
Accrual of dividends on common stock ($1.92/share-cumulative)			(66,982)		(66,982)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	111,463	7,858			7,858
Balance, December 31, 2024	34,459,832	$1,307,509	$744,091	$(277,274)	$1,774,326

Balance, January 1, 2025	34,459,832	$1,307,509	$744,091	$(277,274)	$1,774,326
Net income			195,382		195,382
Other comprehensive income, net of income tax				69,263	69,263
Accrual of dividends on common stock ($1.94/share-cumulative)			(67,670)		(67,670)
Repurchase of common stock	(499,975)	(31,808)			(31,808)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	137,999	6,804			6,804
Balance, December 31, 2025	34,097,856	$1,282,505	$871,803	$(208,011)	$1,946,297

See Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
OPERATING ACTIVITIES:
Net income	$195,382	$168,898	$183,624
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	16,441	18,076	17,873
Deferred income and expense, net of amortization	(10,769)	(7,999)	(4,194)
Capitalized loan servicing rights, net of amortization	888	1,372	1,830
Amortization of core deposit intangibles	1,567	2,626	3,756
(Gain) loss on sale of securities, net	(374)	5,190	19,242
Net change in valuation of financial instruments carried at fair value	1,384	982	4,218
(Increase) decrease in deferred taxes	(602)	762	1,514
(Decrease) increase in current taxes payable	(805)	6,297	(3,170)
Stock-based compensation	10,343	10,031	9,169
Net change in cash surrender value of BOLI	(9,434)	(9,032)	(8,742)
Gain on sale of loans, excluding capitalized servicing rights	(6,891)	(6,180)	(6,151)
Loss (gain) on disposal of real estate held for sale and property and equipment, net	831	(318)	(352)
Provision for credit losses	13,045	7,581	10,789
Origination of loans held for sale	(375,213)	(298,184)	(242,844)
Proceeds from sales of loans held for sale	461,425	414,807	266,540
Net change in:
Other assets	(24,679)	(35,288)	(8,968)
Other liabilities	(15,075)	13,566	13,065
Net cash provided from operating activities	257,464	293,187	257,199
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(155,841)	(63,170)	(58,173)
Principal repayments and maturities of securities—available-for-sale	323,577	241,427	173,055
Proceeds from sales of securities—available-for-sale	17,581	70,777	368,945
Principal repayments and maturities of securities—held-to-maturity	40,588	57,656	58,406
Loan (originations) repayments, net	(477,408)	(686,508)	(643,959)
Purchases of loans and participating interest in loans	(10,945)	(4,666)	—
Proceeds from sales of other loans	30,887	20,522	14,038
Purchases of property and equipment	(9,514)	(13,747)	(14,651)
Proceeds from sale of real estate held for sale and sale of other property	7,728	4,323	4,669
Proceeds from FHLB stock repurchase program	156,470	146,162	153,397
Purchase of FHLB stock	(150,495)	(144,585)	(165,425)
Proceeds from maturity of securities purchased under agreements to resell	—	—	300,000
Investment in bank-owned life insurance	(46)	(47)	(66)
Other	2,680	686	1,693
Net cash (used by) provided from investing activities	(224,738)	(371,170)	191,929
(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued) (in thousands)
For the Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	228,747	484,901	(590,562)
(Repayment) advances of overnight and short-term FHLB borrowings, net	(140,000)	(33,000)	273,000
Decrease in other borrowings, net	(17,543)	(57,619)	(49,923)
Repayment of subordinated notes	(80,500)	—	—
Cash dividends paid	(67,528)	(66,733)	(66,765)
Cash paid for repurchase of common stock	(31,575)	—	—
Taxes paid related to net share settlement of equity awards	(3,545)	(2,172)	(3,476)
Net cash (used by) provided from financing activities	(111,944)	325,377	(437,726)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(79,218)	247,394	11,402
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	501,858	254,464	243,062
CASH AND CASH EQUIVALENTS, END OF YEAR	$422,640	$501,858	$254,464

	2025	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$217,049	$224,808	$110,845
Taxes paid	31,409	24,194	38,671
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Transfer of loans to real estate owned and other repossessed assets	6,400	2,832	1,185
Dividends accrued but not paid until after period end	1,475	1,334	1,084
Loans, held for sale, transferred (from) to portfolio	(90,203)	(131,294)	27,929
Securities, held-for-trading, transferred to available-for-sale	—	—	25,298

See Notes to Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:  Banner Corporation (Banner or the Company) is a bank holding company incorporated in the State of Washington.  The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, Banner Bank (the Bank). The Bank is a Washington-chartered commercial bank that conducts business from its headquarters in Walla Walla, Washington and its 135 branch offices located in Washington, Oregon, California and Idaho. The Bank also has 15 loan production offices located in Washington, Oregon, California, Idaho, Utah and Nevada.  Banner is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  The Bank is subject to regulation by the Washington State Department of Financial Institutions, Division of Banks (the DFI) and the Federal Deposit Insurance Corporation (the FDIC).

Basis of Presentation and Principles of Consolidation:  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All material intercompany transactions, profits and balances have been eliminated. The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and under the rules and regulations of the U.S. Securities and Exchange Commission (the SEC). At December 31, 2025, the Company had five wholly-owned subsidiary grantor trusts (the Trusts), each of which issued trust preferred securities (TPS) and common securities. The Trusts are not consolidated in the Company’s consolidated financial statements.

Operating Segments:  The Company’s operations are managed, and financial performance is evaluated, by our chief operating decision maker on a Company-wide basis.  The Bank’s primary business is that of a traditional banking institution, gathering deposits and originating loans for portfolio in its primary market areas.  The Bank offers a wide variety of deposit products to its consumer and commercial clients.  Lending activities include the origination of real estate secured, commercial/agriculture business and consumer loans.  The performance of the Company is reviewed monthly by the Company’s executive management and Board of Directors.  As resource allocation and performance decisions are not made based on discrete financial information of individual lines of business, the Company considers its current business and operations as a single reportable operating segment.

Subsequent Events: The Company has evaluated events and transactions for potential recognition or disclosure subsequent to December 31, 2025, through the date that the consolidated financial statements were issued.

Cash and Cash Equivalents: Cash and cash equivalents include cash and due from banks and temporary investments which are federal funds sold and interest-bearing cash balances due from other banks. Cash and cash equivalents generally have maturities of three months or less at the date of purchase.

Business Combinations: Business combinations are accounted for using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed, both tangible and intangible, and consideration exchanged are recorded at acquisition date fair values. The excess purchase consideration over fair value of net assets acquired is recorded as goodwill. If the fair value of net assets acquired exceeds the purchase price, including fair value of liabilities assumed, a bargain purchase gain is recorded on that acquisition. Expenses incurred in connection with a business combination are expensed as incurred, except for those items permitted to be capitalized. Changes in deferred tax asset valuation allowances related to acquired tax uncertainties are recognized in net income after the measurement period.

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

Allowance for Credit Losses - Securities: Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The Company’s held-to maturity portfolio contains mortgage-backed securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The Company’s held-to-maturity portfolio also contains municipal bonds that are typically rated by major rating agencies as Aa or better. The Company has never incurred a loss on a municipal bond, therefore the expectation of credit losses on these securities is insignificant. The Company uses industry historical credit loss information adjusted for current conditions to establish the allowance for credit losses on the municipal and corporate bond portfolio. The expected credit losses on these bonds are similar to Banner’s commercial business loan portfolio. Therefore, the Company uses the commercial business loan portfolio loss rates to establish the allowance for credit losses on the collateralized bonds and its own loss history to establish a loss rate on bonds that are not collateralized.

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

Changes in the allowance for credit losses - securities are recorded as provision (recapture) for credit losses. Losses are charged against the allowance when Management believes the non-collectability of an available-for-sale or held-to-maturity security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

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

Management periodically evaluates FHLB stock for impairment. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the client base of the FHLB, and (4) the liquidity position of the FHLB. Based on this assessment, Management has concluded that there was no impairment of the FHLB stock investment as of December 31, 2025 and 2024.

Loans Receivable:  The Bank originates one- to four-family residential loans for both portfolio investment and sale in the secondary market.  The Bank also originates construction and land development, multifamily real estate, commercial real estate, commercial business, agricultural and consumer loans for portfolio investment.  Loans receivable not designated as held for sale are recorded at amortized cost, net of the allowance for credit losses. Amortized cost is the principal amount outstanding, net of deferred fees, discounts and premiums.  Accrued interest on loans is reported in accrued interest receivable on the Consolidated Statements of Financial Condition. Premiums, discounts and deferred loan fees are amortized to maturity using the effective-yield methodology.

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

Income Recognition on Nonaccrual Loans and Securities:  Interest on loans and securities is accrued as earned unless Management doubts the collectability of the asset or the unpaid interest.  Interest accruals on consumer and one- to four-family residential loans are generally discontinued when loans become 120 days past due for payment of interest or principal and the loans are then placed on nonaccrual status. Interest accruals on all other loans are generally discontinued when loans become 90 days past due for payment of interest or principal and the loans are then placed on nonaccrual status.  All previously accrued but uncollected interest is deducted from interest income upon transfer to nonaccrual status.  For any future payments collected, interest income is recognized only upon Management’s assessment that there is a strong likelihood that the full amount of a loan will be repaid or recovered. Management’s assessment of the likelihood of full repayment involves judgment, including determining the fair value of the underlying collateral which can be impacted by the economic environment.  A loan may be put on nonaccrual status sooner than this policy would dictate if, in Management’s judgment, the amounts owed, principal or interest may be uncollectable.  While less common, similar interest reversal and nonaccrual treatment is applied to investment securities if their ultimate collectability becomes questionable.

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

The Company increases its allowance for credit losses - loans by charging the provision for credit losses. Losses related to specific assets are applied as a reduction of the carrying value of the assets and charged against the allowance for credit losses when Management believes the uncollectibility of a loan balance is confirmed. Recoveries on previously charged off loans are credited to the allowance for credit losses - loans.

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

For commercial real estate, multifamily real estate, construction, land and land development, commercial business and agricultural loans with risk rating segmentation, historical credit loss assumptions are estimated using a model that categorizes loan pools based on loan type and risk rating. For one- to four- family residential loans, consumer loans, home equity lines of credit, small business loans, and small balance commercial real estate loans, historical credit loss assumptions are estimated using a model that categorizes loan pools based on loan type and delinquency status. These models calculate an expected life-of-loan loss percentage for each loan category by calculating the probability of default, based on the migration of loans from performing to loss by risk rating or delinquency categories using historical life-of-loan analysis and the severity of loss, based on the aggregate net lifetime losses incurred for each loan pool. For credit cards, historical credit loss assumptions are estimated using a model that calculates an expected life-of-loan loss percentage for each loan category by considering the historical cumulative losses based on the aggregate net lifetime losses incurred for each loan pool.

For loans evaluated collectively, Management uses economic indicators to adjust the historical loss rates so that they better reflect Management’s expectations of future conditions over the remaining lives of the loans in the portfolio based on reasonable and supportable forecasts. These economic indicators are selected based on the correlation to the Company’s historical credit loss experience and are evaluated for each loan category. The economic indicators evaluated include the unemployment rate, gross domestic product, real estate price indices and growth, industrial employment, corporate profits, the household consumer debt service ratio, the household mortgage debt service ratio, and single family median home price growth. Management considers various economic scenarios and forecasts when evaluating the economic indicators and weighs the probability of various scenarios to arrive at the forecast that most reflects Management’s expectations of future conditions. The allowance for credit losses is then adjusted for the period in which those forecasts are considered to be reasonable and supportable. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the adjustments discontinue to be applied so that the model reverts back to the historical loss rates using a straight-line reversion method. Management selected a reasonable and supportable forecast period of 12 months with a reversion period of 12 months. Both the reasonable and supportable forecast period and the reversion period are periodically reviewed by Management.

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

If the fair value of the collateral is less than the amortized cost basis of the loan, the Bank will recognize an allowance for the difference between the fair value of the collateral, less costs to sell (if applicable) at the reporting date and the amortized cost basis of the loan. If the fair value of the collateral exceeds the amortized cost basis of the loan, any expected recovery added to the amortized cost basis will be limited to the amount previously charged-off. Subsequent changes in the expected credit losses for loans evaluated individually are included within the provision for credit losses in the same manner in which the expected credit loss initially was recognized or as a reduction in the provision that would otherwise be reported.

Loan Origination and Commitment Fees:  Loan origination fees, net of certain specifically defined direct loan origination costs, are deferred and recognized as an adjustment of the loans’ interest yield using the effective-yield method over the contractual term of each loan, adjusted for actual loan prepayment experience.  Loan commitment fees are deferred until the expiration of the commitment period unless Management believes there is a remote likelihood that the underlying commitment will be exercised, in which case the fees are amortized to fee income using the straight-line method over the commitment period.  If a loan commitment is exercised, the deferred commitment fee is accounted for in the same manner as a loan origination fee.  Deferred commitment fees associated with expired commitments are recognized as fee income.

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

Real Estate Owned: Property acquired by foreclosure or deed in-lieu-of foreclosure is recorded at the estimated fair value of the property, less expected selling costs.  Development and improvement costs relating to the property may be capitalized, while other holding costs are expensed.  The carrying value of the property is periodically evaluated by Management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized.  The amounts the Bank will ultimately recover from REO may differ substantially from the carrying value of the assets because of market factors beyond the Bank’s control or because of changes in the Bank’s strategies for recovering the investment.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets are reduced by tenant improvement allowances from landlords plus any prepaid rent. We do not separate lease and non-lease components of contracts. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. Many of our leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule which are factored into our determination of lease payments when appropriate. Substantially all the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. The ROU asset and lease liability terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Other Intangible Assets:  Other intangible assets consist primarily of core deposit intangibles (CDI) which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the client relationships associated with the deposits.  CDI is being amortized on an accelerated basis over a weighted average estimated useful life of 10 years.  These assets are reviewed at least annually for events or circumstances that could impact their recoverability.  These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy.  To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

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

Derivative Instruments:  Derivatives are financial instruments whose value depends on the value of underlying assets, such as stocks, bonds, foreign currencies, or reference rates or indices. These instruments include forwards, futures, options, and swaps. The Bank offers an interest rate swap program for commercial loan clients, under which the client receives a variable-rate loan and enters into an interest rate swap to effectively fix their loan interest rate. The Bank matches these client swaps with third-party swaps executed with qualified brokers, dealers, or banks to offset the associated risk. Fair value adjustments for these swaps are recorded in either other assets or other liabilities, as appropriate.

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

Note 2: ACCOUNTING STANDARDS RECENTLY ISSUED OR ADOPTED

Interim Reporting: Narrow-Scope Improvements (Subtopic 270-10)

In December 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this ASU clarify the applicability of Topic 270, enhance the navigability of interim reporting requirements, and consolidate existing interim disclosure guidance. The amendments specify the form and content of interim financial statements, provide a comprehensive list of required interim disclosures, and introduce a disclosure principle requiring entities to disclose events occurring after the most recent annual reporting period that have a material impact on the entity. The ASU does not change the fundamental nature or scope of interim reporting requirements.

This ASU is effective for all entities for interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The amendments may be applied either prospectively or retrospectively to any periods presented in the financial statements. The Company is currently evaluating this ASU but does not expect its adoption to have a material impact on the Company’s consolidated financial statements.

Derivatives and Hedging: Hedge Accounting Improvements (Subtopic 815-20)

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The amendments in this ASU are intended to clarify certain aspects of the guidance on hedge accounting and to address several incremental hedge accounting issues arising from the global reference rate reform initiative. The update clarifies and expands guidance in several areas, including allowing groups of forecasted transactions to be hedged based on “similar” rather than “shared” risk exposure, offering greater flexibility in applying cash flow hedges. Overall, the amendments respond to stakeholder concerns following ASU 2017‑12 and address complexities arising from global reference‑rate reform, ultimately facilitating the achievement and maintenance of hedge accounting for highly effective hedging relationships.

This ASU is effective for all entities for annual reporting periods beginning after December 31, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted on any date on or after the issuance of this ASU. The Company is currently evaluating this ASU but does not expect its adoption to have a material impact on the Company’s consolidated financial statements.

Financial Instruments—Credit Losses: Purchased Loans (Topic 310-10):

In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. The amendments in this ASU are intended to simplify and improve the accounting for acquired loans by expanding the use of the gross‑up approach, previously limited to purchased credit‑deteriorated (PCD) assets, to a new category of purchased seasoned loans, which encompasses certain acquired non‑PCD loans. Under this approach, entities recognize an allowance for expected credit losses at acquisition with a corresponding increase to the asset’s amortized cost basis, eliminating Day‑1 credit loss expense and promoting greater comparability across acquisitions. This change aims to enhance comparability, consistency, and better reflect the economics of acquiring financial assets.

This ASU is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. This ASU will impact loans acquired in future periods following adoption.

Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this ASU are intended to modernize the guidance for accounting software costs that are accounted for under Subtopic 350-40 and remove all references to prescriptive and sequential software development stages. This increases the operability of the cost recognition guidance by considering different methods of software development. The ASU requires that an entity begin capitalizing software costs when both of the following conditions have been met: management has authorized and committed to funding the software project; and it is probable that the project will be completed; and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). In addition, this ASU clarifies disclosure requirements for Internal-Use Software.

This ASU is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments may be applied using the prospective method, the modified transition approach, or retrospectively. The Company is currently evaluating this ASU but does not expect its adoption to have a material impact on the Company’s consolidated financial statements.

Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in the ASU require public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. Specifically, they will be required to:
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

This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The amendments should be applied prospectively. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

Note 3: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities at December 31, 2025 and 2024, are summarized as follows (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$6,454	$—	$(311)	$6,143
Municipal bonds	169,386	1,070	(26,999)	143,457
Corporate bonds	115,982	4,646	(2,839)	117,789
Mortgage-backed or related securities	1,827,227	2,313	(233,208)	1,596,332
Asset-backed securities	152,422	162	(44)	152,540
	$2,271,471	$8,191	$(263,401)	$2,016,261

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$262	$—	$(2)	$260	$—
Municipal bonds	430,571	34	(56,311)	374,149	(145)
Corporate bonds	2,544	—	—	2,398	(146)
Mortgage-backed or related securities	528,110	—	(90,249)	437,861	—
	$961,487	$34	$(146,562)	$814,668	$(291)

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$8,492	$—	$(559)	$7,933
Municipal bonds	153,982	453	(30,453)	123,982
Corporate bonds	131,379	100	(6,489)	124,990
Mortgage-backed or related securities	1,995,805	383	(319,340)	1,676,848
Asset-backed securities	170,604	155	(1)	170,758
	$2,460,262	$1,091	$(356,842)	$2,104,511

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$302	$—	$(4)	$298	$—
Municipal bonds	438,196	36	(62,809)	375,280	(143)
Corporate bonds	2,658	—	(6)	2,498	(154)
Mortgage-backed or related securities	560,705	—	(113,253)	447,452	—
	$1,001,861	$36	$(176,072)	$825,528	$(297)

Accrued interest receivable on held-to-maturity debt securities was $4.1 million and $4.2 million as of December 31, 2025 and 2024, and was $8.3 million and $9.0 million on available-for-sale debt securities at December 31, 2025 and 2024, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Statements of Financial Condition and is excluded from the calculation of the allowance for credit losses.

At December 31, 2025 and 2024, the gross unrealized losses and the fair value for securities—available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	December 31, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$—	$—	$6,143	$(311)	$6,143	$(311)
Municipal bonds	—	—	94,038	(26,999)	94,038	(26,999)
Corporate bonds	11,238	(31)	50,000	(2,808)	61,238	(2,839)
Mortgage-backed or related securities	50,803	(46)	1,395,325	(233,162)	1,446,128	(233,208)
Asset-backed securities	10,000	(44)	—	—	10,000	(44)
	$72,041	$(121)	$1,545,506	$(263,280)	$1,617,547	$(263,401)

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$—	$—	$7,933	$(559)	$7,933	$(559)
Municipal bonds	15,497	(287)	91,156	(30,166)	106,653	(30,453)
Corporate bonds	2,541	(59)	96,763	(6,430)	99,304	(6,489)
Mortgage-backed or related securities	44,749	(524)	1,552,613	(318,816)	1,597,362	(319,340)
Asset-backed securities	20,000	(1)	—	—	20,000	(1)
	$82,787	$(871)	$1,748,465	$(355,971)	$1,831,252	$(356,842)

At December 31, 2025, there were 175 securities—available-for-sale with unrealized losses, compared to 201 at December 31, 2024.  Management does not believe that any individual unrealized loss as of December 31, 2025 or 2024 resulted from credit loss.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

The following table presents gross gains and losses on sales and partial calls of securities—available-for-sale (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Available-for-Sale:
Gross Gains	$—	$36	$383
Gross Losses	(1,211)	(5,529)	(19,625)
Balance, end of the period	$(1,211)	$(5,493)	$(19,242)

There were no securities—available-for-sale in a nonaccrual status at December 31, 2025 and 2024.

The Company did not sell any held-to-maturity securities during the years ended December 31, 2025, 2024 and 2023. There were no securities—held-to-maturity in a nonaccrual status at December 31, 2025 and 2024.

The following table presents the amortized cost and estimated fair value of securities at December 31, 2025, by contractual maturity and does not reflect any required periodic payments (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	December 31, 2025
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$17,113	$17,030	$7,338	$7,178
Maturing after one year through five years	182,701	169,475	11,542	11,392
Maturing after five years through 10 years	276,335	264,077	33,879	32,607
Maturing after 10 years	1,795,322	1,565,679	908,728	763,491
	$2,271,471	$2,016,261	$961,487	$814,668

The following table presents, as of December 31, 2025, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	December 31, 2025
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$295,566	$308,053	$266,266
Interest rate swap counterparties	947	947	807
Repurchase transaction accounts	202,906	202,906	167,373
Other	2,470	2,470	2,230
Total pledged securities	$501,889	$514,376	$436,676

The Company monitors the credit quality of held-to-maturity debt securities using credit ratings which are reviewed and updated quarterly. The Company’s non-rated held-to-maturity debt securities are primarily United States government-sponsored enterprise debentures carrying minimal to no credit risk. The non-rated corporate bonds primarily consist of Community Reinvestment Act related bonds secured by loan instruments from low to moderate income borrowers. The remaining non-rated held-to-maturity debt securities balance is comprised of local municipal debt from within the Company’s geographic footprint and is monitored through quarterly or annual financial review. This municipal debt is predominately essential service or unlimited general obligation backed debt. The following tables summarize the amortized cost of held-to-maturity debt securities by credit rating at December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$422,275	$500	$15,969	$438,744
Not Rated	262	8,296	2,044	512,141	522,743
	$262	$430,571	$2,544	$528,110	$961,487

	December 31, 2024
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$430,158	$500	$16,218	$446,876
Not Rated	302	8,038	2,158	544,487	554,985
	$302	$438,196	$2,658	$560,705	$1,001,861

The following tables present the activity in the allowance for credit losses for held-to-maturity debt securities by major type for the years ended December 31, 2025, 2024 and 2023 (in thousands):

Allowance for credit losses – securities	Municipal bonds	Corporate bonds	Total
Balance, January 1, 2023	$183	$196	$379
Recapture of provision for credit losses	(26)	(45)	(71)
Recoveries	—	24	24
Balance, December 31, 2023	157	175	332
Recapture of provision for credit losses	(14)	(46)	(60)
Recoveries	—	25	25
Balance, December 31, 2024	143	154	297
Recapture of provision (recapture) for credit losses	2	(17)	(15)
Recoveries	—	9	9
Balance, December 31, 2025	$145	$146	$291

Note 4: LOANS RECEIVABLE AND THE ALLOWANCE FOR CREDIT LOSSES

The following table presents the loans receivable at December 31, 2025 and 2024, by class (dollars in thousands):

	December 31, 2025		December 31, 2024
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,138,298	10%	$1,027,426	9%
Investment properties	1,701,413	15	1,623,672	14
Small balance CRE	1,212,357	10	1,213,792	11
Multifamily real estate	850,789	7	894,425	8
Construction, land and land development:
Commercial construction	156,021	1	122,362	1
Multifamily construction	514,330	5	513,706	5
One- to four-family construction	607,447	5	514,220	5
Land and land development	433,678	4	369,663	3
Commercial business:
Commercial business	1,225,108	11	1,318,333	11
Small business scored	1,187,360	10	1,104,117	10
Agricultural business, including secured by farmland	353,152	3	340,280	3
One- to four-family residential	1,573,191	13	1,591,260	14
Consumer:
Consumer—home equity revolving lines of credit	679,489	5	625,680	5
Consumer—other	89,054	1	95,720	1
Total loans	11,721,687	100%	11,354,656	100%
Less allowance for credit losses – loans	(160,276)		(155,521)
Net loans	$11,561,411		$11,199,135

Loan amounts are net of unearned loan fees in excess of unamortized costs of $16.5 million as of December 31, 2025, and $15.5 million as of December 31, 2024. Net loans include net discounts on acquired loans of $2.4 million and $3.5 million as of December 31, 2025 and 2024, respectively. Net loans does not include accrued interest receivable. Accrued interest receivable on loans was $48.2 million as of December 31, 2025, and $47.7 million as of December 31, 2024, and was reported in accrued interest receivable on the Consolidated Statements of Financial Condition.

At December 31, 2025 and 2024, the Company had pledged $8.2 billion and $7.9 billion of loans as collateral for FHLB and other borrowings, respectively.

The Company’s loans to directors, executive officers and related entities are on substantially the same terms and underwriting as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.  These loans had balances of $657,600 and $682,600 at December 31, 2025 and 2024 respectively.

Purchased credit-deteriorated and purchased non-credit-deteriorated loans. Loans purchased or acquired in business combinations are recorded at their fair value at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-deteriorated (PCD) or purchased non-credit-deteriorated. There were no PCD loans at December 31, 2025 and 2024.

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

The following tables present the amortized cost basis and financial effect of loans that were experiencing financial difficulty and modified during the year ended December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Term Extension	Total
Construction, land and land development:
Multifamily construction	$13,268	$13,268
One- to four-family construction	4,605	4,605
Land and land development	1,894	1,894
Agricultural business, including secured by farmland	5,964	5,964
Total	$25,731	$25,731

	December 31, 2024
	Payment Delay	Term Extension	Total
Commercial business	$2,889	$1,480	$4,369
Total	$2,889	$1,480	$4,369

The Company had commitments to lend additional amounts totaling $1.4 million to the borrowers included in the previous table as of December 31, 2025. The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. As of December 31, 2025, there were no loans past due or on nonaccrual status that had been modified in the previous 12 months. The following table presents the performance, as of December 31, 2024, of loans that had been modified in the previous 12 months (in thousands).

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial business	$—	$—	$—	$2,889	$2,889
Total	$—	$—	$—	$2,889	$2,889

The following tables present the financial effect of the loan modifications presented above for borrowers experiencing financial difficulty for December 31, 2025 and 2024:

For the Year Ended December 31, 2025
Weighted Average Term Extension (in months)
Construction, land and land development:
Multifamily construction	9
One- to four-family construction	15
Land and land development	3
Agricultural business, including secured by farmland	12

	For the Year Ended December 31, 2024
	Weighted Average Payment Delay Period (in months)	Weighted-Average Term Extension (in months)
Commercial business	9	3

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

The following tables present the Company’s portfolio of risk-rated loans by class and by grade as of December 31, 2025 and 2024 (in thousands). In addition, the tables include the gross charge-offs for the year ended December 31, 2025. Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	December 31, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior
Commercial real estate - owner occupied
Risk Rating
Pass	$199,049	$205,626	$171,690	$105,779	$135,162	$226,813	$61,016	$1,105,135
Special Mention	—	558	—	9,603	—	2,806	—	12,967
Substandard	—	—	288	8,534	—	11,374	—	20,196
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$199,049	$206,184	$171,978	$123,916	$135,162	$240,993	$61,016	$1,138,298

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - investment properties
Risk Rating
Pass	$296,157	$106,127	$131,328	$209,997	$241,372	$642,420	$63,376	$1,690,777
Special Mention	—	—	—	—	—	6,652	—	6,652
Substandard	—	—	—	—	—	3,984	—	3,984
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$296,157	$106,127	$131,328	$209,997	$241,372	$653,056	$63,376	$1,701,413

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily real estate
Risk Rating
Pass	$44,775	$89,961	$89,370	$233,563	$168,171	$221,236	$1,671	$848,747
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,042	—	2,042
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$44,775	$89,961	$89,370	$233,563	$168,171	$223,278	$1,671	$850,789

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior
Commercial construction
Risk Rating
Pass	$61,803	$36,567	$35,243	$21,666	$—	$—	$—	$155,279
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	742	—	—	742
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$61,803	$36,567	$35,243	$21,666	$742	$—	$—	$156,021

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily construction
Risk Rating
Pass	$190,491	$180,871	$109,466	$—	$—	$—	$9,126	$489,954
Special Mention	5,100	—	—	—	—	—	—	5,100
Substandard	19,276	—	—	—	—	—	—	19,276
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$214,867	$180,871	$109,466	$—	$—	$—	$9,126	$514,330

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

One- to four- family construction
Risk Rating
Pass	$494,781	$82,237	$—	$—	$—	$—	$22,919	$599,937
Special Mention	2,381	—	—	—	—	—	—	2,381
Substandard	4,391	—	738	—	—	—	—	5,129
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$501,553	$82,237	$738	$—	$—	$—	$22,919	$607,447

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior
Land and land development
Risk Rating
Pass	$223,638	$104,496	$31,388	$23,470	$18,588	$16,033	$7,156	$424,769
Special Mention	4,472	—	—	—	—	—	—	4,472
Substandard	638	468	1,338	1,286	99	608	—	4,437
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$228,748	$104,964	$32,726	$24,756	$18,687	$16,641	$7,156	$433,678

Current period gross charge-offs	$218	$—	$—	$—	$—	$—	$—	$218

Commercial business
Risk Rating
Pass	$206,830	$114,469	$82,152	$126,537	$68,700	$252,020	$290,225	$1,140,933
Special Mention	—	—	—	213	—	—	44,672	44,885
Substandard	17,131	2,648	2,498	1,264	901	3,357	11,491	39,290
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$223,961	$117,117	$84,650	$128,014	$69,601	$255,377	$346,388	$1,225,108

Current period gross charge-offs	$—	$1,941	$908	$—	$18	$164	$567	$3,598

Agricultural business, including secured by farmland
Risk Rating
Pass	$17,455	$12,989	$34,593	$20,096	$21,745	$58,558	$142,528	$307,964
Special Mention	388	—	—	648	—	3,289	319	4,644
Substandard	6,289	74	4,445	8,424	1,560	11,565	8,187	40,544
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business, including secured by farmland	$24,132	$13,063	$39,038	$29,168	$23,305	$73,412	$151,034	$353,152

Current period gross charge-offs	$—	$—	$730	$361	$—	$1,325	$—	$2,416

	December 31, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior
Commercial real estate - owner occupied
Risk Rating
Pass	$188,895	$171,046	$120,470	$152,940	$107,495	$174,221	$56,699	$971,766
Special Mention	2,452	—	—	—	9,444	—	1,997	13,893
Substandard	—	292	22,020	2,182	—	17,273	—	41,767
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$191,347	$171,338	$142,490	$155,122	$116,939	$191,494	$58,696	$1,027,426

Commercial real estate - investment properties
Risk Rating
Pass	$128,132	$144,473	$209,107	$270,202	$142,808	$659,253	$51,925	$1,605,900
Special Mention	—	—	—	—	—	2,649	2,027	4,676
Substandard	—	—	5,724	—	—	7,372	—	13,096
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$128,132	$144,473	$214,831	$270,202	$142,808	$669,274	$53,952	$1,623,672

Multifamily real estate
Risk Rating
Pass	$124,675	$87,955	$206,373	$205,964	$94,637	$170,235	$2,461	$892,300
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,125	—	2,125
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$124,675	$87,955	$206,373	$205,964	$94,637	$172,360	$2,461	$894,425

	December 31, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior
Commercial construction
Risk Rating
Pass	$75,095	$34,032	$12,481	$—	$—	$—	$—	$121,608
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	754	—	—	—	754
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$75,095	$34,032	$12,481	$754	$—	$—	$—	$122,362

Multifamily construction
Risk Rating
Pass	$151,244	$226,411	$121,706	$—	$—	$—	$14,345	$513,706
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$151,244	$226,411	$121,706	$—	$—	$—	$14,345	$513,706

One- to four- family construction
Risk Rating
Pass	$445,602	$50,521	$10,744	$—	$—	$—	$322	$507,189
Special Mention	—	—	—	—	—	—	—	—
Substandard	6,293	738	—	—	—	—	—	7,031
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$451,895	$51,259	$10,744	$—	$—	$—	$322	$514,220

	December 31, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior
Land and land development
Risk Rating
Pass	$197,490	$85,344	$33,283	$22,897	$9,575	$13,871	$1,106	$363,566
Special Mention	—	—	—	—	—	—	—	—
Substandard	3,764	1,098	396	277	562	—	—	6,097
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$201,254	$86,442	$33,679	$23,174	$10,137	$13,871	$1,106	$369,663

Commercial business
Risk Rating
Pass	$168,794	$129,476	$186,001	$97,590	$108,881	$192,416	$365,770	$1,248,928
Special Mention	241	—	657	818	—	727	12,022	14,465
Substandard	2,889	1,714	547	947	3,214	2,274	43,355	54,940
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$171,924	$131,190	$187,205	$99,355	$112,095	$195,417	$421,147	$1,318,333

Agricultural business, including secured by farmland
Risk Rating
Pass	$22,330	$40,228	$19,475	$22,117	$12,746	$53,884	$127,755	$298,535
Special Mention	—	—	670	—	—	—	6,684	7,354
Substandard	1,962	8,980	9,999	1,183	3,367	8,850	50	34,391
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business, including secured by farmland	$24,292	$49,208	$30,144	$23,300	$16,113	$62,734	$134,489	$340,280

The following tables present the Company’s portfolio of non-risk-rated loans by class and delinquency status as of December 31, 2025 and 2024 (in thousands). In addition, the tables include the gross charge-offs for the year ended December 31, 2025. Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	December 31, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior
Small balance CRE
Past Due Category
Current	$103,382	$72,801	$85,106	$198,097	$206,554	$543,983	$—	$1,209,923
30-59 Days Past Due	—	—	—	1,283	—	113	—	1,396
60-89 Days Past Due	—	—	—	—	—	513	—	513
90 Days + Past Due	—	—	66	—	459	—	—	525
Total Small balance CRE	$103,382	$72,801	$85,172	$199,380	$207,013	$544,609	$—	$1,212,357

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Small business scored
Past Due Category
Current	$228,509	$185,753	$146,606	$201,580	$125,471	$152,648	$140,156	$1,180,723
30-59 Days Past Due	53	122	122	2,394	195	1,403	167	4,456
60-89 Days Past Due	131	—	135	353	6	—	152	777
90 Days + Past Due	—	—	532	239	226	407	—	1,404
Total Small business scored	$228,693	$185,875	$147,395	$204,566	$125,898	$154,458	$140,475	$1,187,360

Current period gross charge-offs	$75	$181	$862	$623	$149	$60	$—	$1,950

One- to four- family residential
Past Due Category
Current	$111,613	$193,605	$281,207	$496,857	$225,148	$230,488	$—	$1,538,918
30-59 Days Past Due	—	1,695	3,034	2,228	1,325	1,433	—	9,715
60-89 Days Past Due	—	1,911	—	1,315	453	1,455	—	5,134
90 Days + Past Due	357	4,170	3,079	5,022	4,421	2,375	—	19,424
Total One- to four- family residential	$111,970	$201,381	$287,320	$505,422	$231,347	$235,751	$—	$1,573,191

Current period gross charge-offs	$—	$—	$—	$—	$—	$13	$—	$13

	December 31, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior
Consumer—home equity revolving lines of credit
Past Due Category
Current	$3,526	$2,138	$2,781	$6,796	$2,719	$8,126	$646,536	$672,622
30-59 Days Past Due	—	—	360	908	536	160	1,853	3,817
60-89 Days Past Due	—	—	208	345	—	300	—	853
90 Days + Past Due	—	100	669	345	—	1,083	—	2,197
Total Consumer—home equity revolving lines of credit	$3,526	$2,238	$4,018	$8,394	$3,255	$9,669	$648,389	$679,489

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer-other
Past Due Category
Current	$11,532	$5,810	$3,783	$20,899	$6,145	$19,294	$21,054	$88,517
30-59 Days Past Due	—	6	45	31	—	94	151	327
60-89 Days Past Due	—	11	10	—	10	17	77	125
90 Days + Past Due	—	—	—	51	—	34	—	85
Total Consumer-other	$11,532	$5,827	$3,838	$20,981	$6,155	$19,439	$21,282	$89,054

Current period gross charge-offs	$21	$18	$57	$89	$50	$189	$1,195	$1,619

	December 31, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior
Small balance CRE
Past Due Category
Current	$66,708	$87,829	$198,461	$209,983	$166,244	$484,567	$—	$1,213,792
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
90 Days + Past Due	—	—	—	—	—	—	—	—
Total Small balance CRE	$66,708	$87,829	$198,461	$209,983	$166,244	$484,567	$—	$1,213,792

Small business scored
Past Due Category
Current	$209,692	$172,327	$236,769	$146,220	$69,795	$123,250	$139,836	$1,097,889
30-59 Days Past Due	16	62	1,084	650	104	523	523	2,962
60-89 Days Past Due	—	823	75	252	—	88	30	1,268
90 Days + Past Due	—	135	1,349	343	5	166	—	1,998
Total Small business scored	$209,708	$173,347	$239,277	$147,465	$69,904	$124,027	$140,389	$1,104,117

One- to four- family residential
Past Due Category
Current	$219,254	$306,523	$537,271	$246,070	$51,761	$207,017	$—	$1,567,896
30-59 Days Past Due	1,743	1,731	2,733	762	469	1,818	—	9,256
60-89 Days Past Due	533	570	1,635	270	442	1,099	—	4,549
90 Days + Past Due	—	2,000	2,459	2,983	1,156	961	—	9,559
Total One- to four- family residential	$221,530	$310,824	$544,098	$250,085	$53,828	$210,895	$—	$1,591,260

	December 31, 2024
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2024	2023	2022	2021	2020	Prior
Consumer—home equity revolving lines of credit
Past Due Category
Current	$4,551	$975	$6,884	$1,964	$2,243	$6,582	$595,115	$618,314
30-59 Days Past Due	—	100	1,571	98	—	335	1,532	3,636
60-89 Days Past Due	—	—	237	561	—	384	136	1,318
90 Days + Past Due	—	766	247	190	190	1,019	—	2,412
Total Consumer—home equity revolving lines of credit	$4,551	$1,841	$8,939	$2,813	$2,433	$8,320	$596,783	$625,680

Consumer-other
Past Due Category
Current	$9,329	$6,333	$25,334	$8,243	$5,390	$17,374	$23,185	$95,188
30-59 Days Past Due	5	—	54	—	3	88	166	316
60-89 Days Past Due	2	15	20	39	—	1	94	171
90 Days + Past Due	—	—	45	—	—	—	—	45
Total Consumer-other	$9,336	$6,348	$25,453	$8,282	$5,393	$17,463	$23,445	$95,720

The following tables provide the amortized cost basis of collateral-dependent loans as of December 31, 2025 and 2024 (in thousands). Our collateral dependent loans presented in the tables below have no significant concentrations by property type or location.

	December 31, 2025
	Real Estate	Equipment	Inventory	Total
Commercial real estate:
Small balance CRE	$460	$—	$—	$460
Construction, land and land development:
One- to four-family construction	2,006	—	—	2,006
Land and land development	1,970	—	—	1,970
Commercial business:
Commercial business	715	—	1,460	2,175
Small business scored	239	—	—	239
Agricultural business, including secured by farmland	3,064	1,491	—	4,555
One- to four-family residential	12,466	—	—	12,466
Consumer—home equity revolving lines of credit	252	—	—	252
Total	$21,172	$1,491	$1,460	$24,123

	December 31, 2024
	Real Estate	Accounts Receivable	Equipment	Inventory	Total
Commercial real estate:
Owner-occupied	$2,182	$—	$—	$—	$2,182
Construction, land and land development:
One- to four-family construction	1,834	—	—	—	1,834
Land and land development	1,622	—	—	—	1,622
Commercial business
Commercial business	—	1,789	1,660	427	3,876
Small business scored	623	—	—	—	623
Agricultural business, including secured by farmland	5,013	—	3,447	—	8,460
One- to four-family residential	5,374	—	—	—	5,374
Consumer—home equity revolving lines of credit	977	—	—	—	977
Total	$17,625	$1,789	$5,107	$427	$24,948

The following tables provide additional detail on the age analysis of the Company’s past due loans as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$260	$—	$—	$260	$1,138,038	$1,138,298	$—	$—	$—
Investment properties	—	—	—	—	1,701,413	1,701,413	—	—	—
Small balance CRE	1,396	513	525	2,434	1,209,923	1,212,357	459	525	—
Multifamily real estate	—	—	—	—	850,789	850,789	—	—	—
Construction, land and land development:
Commercial construction	—	—	—	—	156,021	156,021	—	—	—
Multifamily construction	—	—	—	—	514,330	514,330	—	—	—
One- to four-family construction	289	—	2,007	2,296	605,151	607,447	738	738	1,268
Land and land development	623	517	3,298	4,438	429,240	433,678	1,970	4,437	—
Commercial business:
Commercial business	992	—	2,813	3,805	1,221,303	1,225,108	716	3,390	—
Small business scored	4,456	777	1,404	6,637	1,180,723	1,187,360	239	3,361	—
Agricultural business, including secured by farmland	—	—	1,546	1,546	351,606	353,152	1,490	4,609	—
One- to four-family residential	9,715	5,134	19,424	34,273	1,538,918	1,573,191	10,272	19,855	2,698
Consumer:
Consumer—home equity revolving lines of credit	3,817	853	2,197	6,867	672,622	679,489	252	4,559	114
Consumer—other	327	125	85	537	88,517	89,054	—	51	34
Total	$21,875	$7,919	$33,299	$63,093	$11,658,594	$11,721,687	$16,136	$41,525	$4,114

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$—	$2,182	$2,182	$1,025,244	$1,027,426	$—	$2,182	$—
Investment properties	—	—	—	—	1,623,672	1,623,672	—	—	—
Small balance CRE	—	—	—	—	1,213,792	1,213,792	—	4	—
Multifamily real estate	—	—	—	—	894,425	894,425	—	—	—
Construction, land and land development:
Commercial construction	754	—	—	754	121,608	122,362	—	—	—
Multifamily construction	—	—	—	—	513,706	513,706	—	—	—
One- to four-family construction	—	—	738	738	513,482	514,220	1,834	1,834	—
Land and land development	1,600	796	1,568	3,964	365,699	369,663	1,622	2,129	—
Commercial business:
Commercial business	2,025	—	1,012	3,037	1,315,296	1,318,333	123	4,103	—
Small business scored	2,962	1,268	1,998	6,228	1,097,889	1,104,117	623	2,964	—
Agricultural business, including secured by farmland	190	—	7,077	7,267	333,013	340,280	4,829	8,485	—
One- to four-family residential	9,256	4,549	9,559	23,364	1,567,896	1,591,260	5,374	10,016	369
Consumer:
Consumer—home equity revolving lines of credit	3,636	1,318	2,412	7,366	618,314	625,680	977	4,790	35
Consumer—other	316	171	45	532	95,188	95,720	—	45	—
Total	$20,739	$8,102	$26,591	$55,432	$11,299,224	$11,354,656	$15,382	$36,552	$404

(1)     The Company did not recognize any interest income on non-accrual loans during the years ended December 31, 2025 and 2024.

Management estimates the allowance for credit losses using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Management considers qualitative and environmental (QE) factors for each loan category to adjust for differences between the historical periods used to calculate historical loss rates and expected conditions over the remaining lives of the loans in the portfolio. Management uses a scale to assign QE factor adjustments based on the level of estimated impact which requires significant judgment. As of December 31, 2025, , Management evaluated each qualitative factor and concluded that the models adequately reflected the significant changes in credit conditions and overall portfolio risk. The qualitative adjustments in the allowance for credit losses during 2025 were primarily related to environmental, forecast model, financial capacity, collateral, maturity and concentration related factors. This evaluation resulted in a 10 basis-point increase in the consumer loan category, while all other loan categories experienced nominal changes in their qualitative factor adjustments.

The following tables provide the activity in the allowance for credit losses - loans by portfolio segment for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	For the Year Ended December 31, 2025
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses:
Beginning balance	$40,830	$10,308	$29,038	$38,611	$5,727	$20,807	$10,200	$155,521
Provision/(recapture) for credit losses	575	(503)	5,959	3,612	2,078	(1,515)	1,431	11,637
Recoveries	194	—	729	1,110	178	273	448	2,932
Charge-offs	—	—	(218)	(5,548)	(2,416)	(13)	(1,619)	(9,814)
Ending balance	$41,599	$9,805	$35,508	$37,785	$5,567	$19,552	$10,460	$160,276

Net loan charge offs as a percent of average outstanding loans during the period	—%	—%	—%	(0.04)%	(0.02)%	—%	(0.01)%	(0.06)%

	For the Year Ended December 31, 2024
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses:
Beginning balance	$44,384	$9,326	$28,095	$35,464	$3,865	$19,271	$9,238	$149,643
(Recapture)/provision for credit losses	(5,970)	982	1,093	7,139	1,558	1,365	2,396	8,563
Recoveries	2,767	—	—	1,963	304	171	476	5,681
Charge-offs	(351)	—	(150)	(5,955)	—	—	(1,910)	(8,366)
Ending balance	$40,830	$10,308	$29,038	$38,611	$5,727	$20,807	$10,200	$155,521

Net loan recoveries (charge-offs) as a percent of average outstanding loans during the period	0.02%	—%	—%	(0.04)%	—%	—%	(0.01)%	(0.02)%

	For the Year Ended December 31, 2023
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses:
Beginning balance	$44,086	$7,734	$29,171	$33,299	$3,475	$14,729	$8,971	$141,465
(Recapture)/provision for loan losses	(259)	1,592	(16)	3,532	808	4,354	1,086	11,097
Recoveries	557	—	29	1,283	146	230	543	2,788
Charge-offs	—	—	(1,089)	(2,650)	(564)	(42)	(1,362)	(5,707)
Ending balance	$44,384	$9,326	$28,095	$35,464	$3,865	$19,271	$9,238	$149,643

Net loan recoveries (charge-offs) as a percent of average outstanding loans during the period	0.01%	—%	(0.01)%	(0.01)%	—%	—%	(0.01)%	(0.03)%

Note 5: PROPERTY AND EQUIPMENT, NET

Land, buildings and equipment owned by the Company and its subsidiaries at December 31, 2025 and 2024, are summarized as follows (in thousands):

	December 31
	2025	2024
Land	$25,451	$25,616
Buildings and leasehold improvements	136,827	144,480
Furniture and equipment	147,181	147,595
	309,459	317,691
Less accumulated depreciation	(197,937)	(193,102)
Property and equipment, net	$111,522	$124,589

The Company had no properties held for sale that were included in land and buildings at December 31, 2025, and had $29,000 of properties held for sale that were included in land and buildings at December 31, 2024.

The Company’s depreciation expense related to property and equipment was $16.4 million, $18.1 million and $17.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 6: DEPOSITS

Deposits consist of the following at December 31, 2025 and 2024 (in thousands):

	December 31
	2025	2024
Non-interest-bearing checking	$4,489,839	$4,591,543
Interest-bearing checking	2,609,080	2,393,864
Regular savings accounts	3,723,922	3,478,423
Money market accounts	1,388,001	1,550,896
Total interest-bearing transaction and savings accounts	7,721,003	7,423,183
Certificates of deposit:
Certificates of deposit greater than or equal to $250,000	528,102	487,515
Certificates of deposit less than $250,000	1,004,202	1,012,157
Total certificates of deposit	1,532,304	1,499,672
Total deposits	$13,743,146	$13,514,398

Included in total deposits:
Public fund transaction accounts	$373,529	$414,413
Public fund interest-bearing certificates	34,431	25,423
Total public deposits	$407,960	$439,836

Total brokered deposits	$50,002	$50,346

Deposits at December 31, 2025 and 2024 included deposits from the Company’s directors, executive officers and related entities totaling $3.3 million and $10.2 million, respectively.

Scheduled maturities and weighted average interest rates of certificates of deposits at December 31, 2025, are as follows (dollars in thousands):

	December 31, 2025
	Amount	Weighted Average Rate
Maturing in one year or less	$1,481,008	3.35%
Maturing after one year through two years	35,528	2.15
Maturing after two years through three years	8,876	0.64
Maturing after three years through four years	2,072	0.88
Maturing after four years through five years	4,381	2.59
Maturing after five years	439	0.50
Total certificates of deposit	$1,532,304	3.30%

Note 7: ADVANCES FROM FEDERAL HOME LOAN BANK

Utilizing a blanket pledge, qualifying loans receivable at December 31, 2025 and 2024, were pledged as security for FHLB borrowings and there were no securities pledged as collateral as of December 31, 2025 or 2024.  At December 31, 2025 and 2024, FHLB advances were scheduled to mature as follows (dollars in thousands):

	December 31,
	2025		2024
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Maturing in one year or less	$150,000	3.98%	$290,000	4.62%
Total FHLB advances	$150,000	3.98%	$290,000	4.62%

The maximum amount outstanding from the FHLB advances at any month end for the years ended December 31, 2025 and 2024 was $565.0 million and $398.0 million, respectively. The average FHLB advances balance outstanding for the years ended December 31, 2025 and 2024 was $126.6 million and $160.0 million, respectively. The average contractual interest rate on the FHLB advances for the years ended December 31, 2025 and 2024 was 4.56% and 5.59%, respectively. As of December 31, 2025, the Bank has established a borrowing line with the FHLB to borrow up to 45% of its total assets, contingent on having sufficient qualifying collateral and ownership of FHLB stock.  At December 31, 2025, under these credit facilities based on pledged collateral, the Bank had $3.65 billion of available credit capacity.

Note 8: OTHER BORROWINGS

Repurchase Agreements:  At December 31, 2025, retail repurchase agreements were $107.7 million and had interest rates ranging from 0.05% to 3.44%. These repurchase agreements are secured by the pledge of certain mortgage-backed and agency securities with a carrying value of $202.9 million.  The Bank has the right to pledge or sell these securities, but it must replace them with substantially the same securities. The Bank had no borrowings under wholesale repurchase agreements at December 31, 2025 and 2024.

Federal Reserve Bank of San Francisco and fed fund lines:  The Bank periodically borrows funds on an overnight basis from the Federal Reserve Bank through the Borrower-In-Custody program.  These borrowings are secured by a pledge of eligible loans.  At December 31, 2025, based upon available unencumbered collateral, the Bank was eligible to borrow $1.55 billion from the Federal Reserve Bank. However, as of that date, as well as December 31, 2024, the Bank had no funds borrowed under this arrangement.

At December 31, 2025, the Bank had uncommitted federal funds lines of credit agreements with other financial institutions totaling $125.0 million. No balances were outstanding under these agreements as of December 31, 2025 and 2024. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage.

A summary of all other borrowings at December 31, 2025 and 2024, by the period remaining to maturity is as follows (dollars in thousands):

	December 31,
	2025		2024
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Repurchase agreements:
Maturing in one year or less	$107,715	2.48%	$125,257	1.98%
Total year-end outstanding	$107,715	2.48%	$125,257	1.98%
Average outstanding	$122,784	2.24%	$164,613	2.61%
Maximum outstanding at any month-end	$138,260	n/a	$183,928	n/a

Note 9: SUBORDINATED DEBT AND MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

At December 31, 2025, the Company had five wholly-owned subsidiary grantor trusts (the Trusts), which had issued $86.5 million of Trust Preferred Securities (TPS) to third parties, as well as $2.7 million of common capital securities, carried as other assets, which were issued to the Company.  TPS and common capital securities accrue and pay distributions periodically at specified annual rates, as provided in the indentures, based on a spread over SOFR (Secured Overnight Financing Rate).  The Trusts used the proceeds from the offerings to purchase a like amount of junior subordinated debentures (the Debentures) of the Company.  The Debentures are the sole assets of the Trusts.  The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts.  The TPS are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.  During the years ended December 31, 2025 and 2024, no debentures were redeemed. At December 31, 2025, the remaining Trusts comprised $86.5 million or 4.3% of the Company’s total risk-based capital.

The following table is a summary of TPS at December 31, 2025 (dollars in thousands):

Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Capital Securities	Aggregate Principal Amount of Junior Subordinated Debentures	Stated Maturity (1)	Current Interest Rate	Reset Period	Interest Rate Spread (3)
Banner Capital Trust V	$25,000	$774	$25,774	2035	5.71%	Quarterly	Three-month SOFR + 1.83%
Banner Capital Trust VI	25,000	774	25,774	2037	5.67	Quarterly	Three-month SOFR + 1.88%
Banner Capital Trust VII	25,000	774	25,774	2037	5.63	Quarterly	Three-month SOFR + 1.64%
Greater Sacramento Bancorp Statutory Trust II	4,000	124	4,124	2035	5.66	Quarterly	Three-month SOFR + 1.94%
Mission Oaks Statutory Trust I	7,500	232	7,732	2036	5.63	Quarterly	Three-month SOFR + 1.91%
Total TPS liability at par	$86,500	$2,678	89,178		5.67%
Fair value adjustment (2)			(10,027)
Total TPS liability at fair value (2)			$79,151

(1) All of the Company’s TPS are eligible for redemption.
(2) The Company has elected to use fair value accounting on the Debentures.
(3) The interest rate spread includes a 0.26% upward adjustment for the transition from LIBOR to SOFR.

On June 30, 2020, Banner issued and sold in an underwritten offering $100.0 million aggregate principal amount of 5.00% Fixed-to-Floating Rate Subordinated Notes due 2030 (Notes) at a public offering price equal to 100% of the aggregate principal amount of the Notes, resulting in net proceeds, after underwriting discounts and estimated offering expenses, of approximately $98.1 million. The interest rate on the Notes was fixed at 5.00% for the first 5 years, after which the rate would reset to a floating rate based on a benchmark rate, which was expected to be the Three-Month Term SOFR, plus a spread of 489 basis points. The balance of our outstanding subordinated notes was paid off during the second quarter of 2025.

Note 10: INCOME TAXES

The following table presents the components of the provision for income taxes included in the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Years Ended December 31
	2025	2024	2023
Current
Federal	$24,772	$22,648	$28,805
State	5,790	7,843	6,296
Total Current	30,562	30,491	35,101

Deferred
Federal	13,323	10,567	7,698
State	(353)	(471)	664
Total Deferred	12,970	10,096	8,362

Provision for income taxes	$43,532	$40,587	$43,463

The following table presents the reconciliation of the provision for income taxes based on the federal statutory rate to the actual effective rate by amount and percent for the years ended December 31, 2025 and 2024 (amounts in thousands):

	Year Ended December 31
	2025		2024
	Amount	Percent	Amount	Percent
Federal income tax statutory rate	$50,172	21.0%	$43,992	21.0%

State income taxes, net of federal tax offset (1)	3,628	1.5	6,174	3.0
State audits and amended returns	—	—	4	—
Tax credits	(14,211)	(5.9)	(9,597)	(4.6)
Low income housing tax credit partnerships, net of amortization	10,653	4.5	6,791	3.2
Nontaxable and nondeductible items:
Tax-exempt interest	(7,395)	(3.1)	(6,914)	(3.3)
Investment in life insurance	(2,132)	(0.9)	(1,930)	(0.9)
Other	2,817	1.1	2,067	1.0
Provision for income taxes and effective income tax rate	$43,532	18.2%	$40,587	19.4%

(1) State taxes in California and Oregon made up the majority (greater than 50 percent) of the tax effect in this category.

The following table presents the reconciliation of the federal statutory rate to the actual effective rate by percent for the year ended December 31, 2023:

2023
Percent
Federal income tax statutory rate	21.0%

State Income taxes, net of federal tax offset	2.6
State audits and amended returns	—
Tax credits	(2.7)
Low income housing partnerships, net of amortization	2.0
Nontaxable and nondeductible items:
Tax-exempt interest	(3.6)
Investment in life insurance	(0.9)
Other	0.7
Provision for income taxes and effective income tax rate	19.1%

The following table presents income taxes paid (net of refunds received) for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31
	2025	2024
U.S. federal	$25,000	$20,000
U.S. state and local:
California	4,200	2,705
Oregon	1,615	1,215
Idaho	525	220
Utah	44	39
Montana	25	15
Total	$31,409	$24,194

The following table reflects the effect of temporary differences that gave rise to the components of the net deferred tax asset as of December 31, 2025 and 2024 (in thousands):

	December 31
	2025	2024
Deferred tax assets:
Loan loss and REO	$42,131	$41,045
Deferred compensation	23,336	22,983
Net operating loss carryforward	8,082	10,482
Federal and state tax credits	758	758
State net operating losses	3,526	3,757
Loan discount	628	379
Lease liability	8,589	10,416
Unrealized loss on securities—available-for-sale, net	65,837	87,709
Other	1,528	1,191
Total deferred tax assets	154,415	178,720
Deferred tax liabilities:
Depreciation	(3,101)	(3,783)
Deferred loan fees, servicing rights and loan origination costs	(12,134)	(12,575)
Intangibles	(2,720)	(2,922)
Right of use asset	(7,864)	(9,583)
Financial instruments accounted for under fair value accounting	(825)	(815)
Total deferred tax liabilities	(26,644)	(29,678)
Deferred income tax asset	127,771	149,042
Valuation allowance	(184)	(184)
Deferred tax asset, net	$127,587	$148,858

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recognized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment.

At December 31, 2025, the Company had federal net operating loss (NOL) carryforwards of approximately $38.5 million and state NOL carryforwards of $49.3 million, against which the Company has established a $184,000 valuation reserve. The federal and state NOL carryforwards, if unused, will expire by the end of 2034.  The Company also had federal general business credit carryforwards at December 31, 2025, of $219,000, which will expire, if unused, by the end of 2031, and federal alternative minimum tax (AMT) credit carryforwards of $538,000, which are available to reduce future federal regular income taxes over an indefinite period.

At December 31, 2024, the Company had federal and state NOL carryforwards of approximately $49.9 million and $53.0 million, respectively, federal general business credit carryforwards of $219,000, and AMT credit carryforwards of approximately $538,000.

As a result of the Company’s 2015 acquisition of Starbuck Bancshares, Inc., the Company experienced a change in control under Section 382 of the Internal Revenue Code. The Section 382 limitations that applied to Starbuck Bancshares, Inc. continue to apply to the Company. The Section 382 limits the ability of a corporate taxpayer to use net operating loss carryforwards, general business credits, and recognized built-in-losses, on an annual basis, incurred prior to the change in control against income earned after the change in control. As a result of the Section 382 limitations, the Company is limited to utilizing $21.5 million (after the application of the Section 382 limitations carried over from Starbuck Bancshares, Inc.) on an annual basis (after the application of the Section 382 limitations carried over from Starbuck Bancshares, Inc.) of federal NOL carryforwards, general business credits, and recognized built-in losses. The applicable state Section 382 limitations range from $575,000 to $21.5 million. The Company has recorded a $184,000 valuation reserve against the portion of state NOL carryforwards and tax credits it believes is more likely than not to be unrealizable due to the application of Section 382 limitations at the state level, which are based on future apportionment factors.

As a result of Banner’s capital raise in June 2010, the Company experienced a change in control within the meaning of Section 382 of the Internal Revenue Code. Under Section 382, the Company was limited to utilizing $6.9 million of pre-existing NOL carryforwards on an annual basis, which were generated prior to the acquisition of Starbuck Bancshares, Inc. Based on its analysis, the Company believes it is more likely than not that the June 2010 change in control will not impact its ability to utilize all of the related NOL carryforwards, general business credits, and recognized built-in losses. As of December 31, 2025, the Company had fully utilized all federal NOL carryforwards and credits subject to the June 2010 limitation. Certain state net operating losses subject to change-in-control limitations remain outstanding.

As a result of the Company’s 2019 acquisition of AltaPacific and AltaPacific Bank, the Company did not experience a change in control within the meaning of Section 382 of the Internal Revenue Code. However, the Section 382 limitations that applied to AltaPacific and AltaPacific Bank continue to apply to the Company. Under these limitations, the Company is limited to utilizing $110,000 of the federal NOL carryforwards and general business credits acquired from AltaPacific and AltaPacific Bank. Based on its analysis, the Company believes it is more likely than not that these limitations will not impact its ability to utilize the related NOL carryforwards and general business credits.

Retained earnings at December 31, 2025 and 2024 included approximately $5.4 million in tax basis bad debt reserves for which no income tax liability has been recorded.  In the future, if this tax bad debt reserve is used for purposes other than to absorb bad debts or the Company no longer qualifies as a bank or is completely liquidated, the Company will incur a federal tax liability at the then-prevailing corporate tax rate, estimated as $1.1 million at December 31, 2025.

A reconciliation of the beginning and ending amount of total unrecognized state tax benefits for the years ended December 31, 2025 and 2024, is as follows (in thousands):

	Years Ended December 31
	2025	2024
Balance, beginning of year	$2,000	$2,000
Changes related to prior year tax positions	—	—
Changes related to current year tax positions	—	—
Balance, end of year	$2,000	$2,000

None of the unrecognized tax benefits, if recognized, would materially affect the effective tax rate. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense. The amount of interest and penalties accrued for the years ended December 31, 2025, 2024 and 2023 is immaterial. The Company files consolidated income tax returns in Oregon, California, Utah, Montana and Idaho and for federal purposes. The Company is no longer subject to tax examination for tax years before 2022.

Tax credit investments: The Company invests in low income housing tax credit funds that are designed to generate a return primarily through the realization of federal tax credits. The Company accounts for these investments by amortizing the cost of tax credit investments over the life of the investment using a proportional amortization method as a component of the provision for income taxes. The current balance of these tax credit investments is included in other assets, while the unfunded commitments are included in accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Tax Credit Investments:
Total commitments	$215,688	$153,618
Unfunded commitments	118,471	94,416

The following table presents other information related to the Company’s tax credit investments for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	For the years ended December 31,
	2025	2024	2023
Tax credits and other tax benefits recognized	$17,062	$12,072	$8,018
Tax credit amortization expense included in provision for income taxes	13,572	9,334	6,449

Note 11: EMPLOYEE BENEFIT PLANS

Employee Retirement Plans: Substantially all Company and Bank employees are eligible to participate in its 401(k)/Profit Sharing Plan, a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code. At the discretion of the Company’s Board of Directors, the Company may elect to make matching and/or profit-sharing contributions for the employees’ benefit. During 2025, the Board of Directors elected to make a matching contribution of 4% of eligible compensation. For the years ended December 31, 2025, 2024 and 2023, $7.3 million, $7.1 million and $6.7 million, respectively, was expensed for the Company’s 401(k) contributions.

Supplemental Retirement and Salary Continuation Plans:  Through the Bank, the Company is obligated under various non-qualified deferred compensation plans to help supplement the retirement income of certain executives, including certain retired executives, selected by resolution of the Bank’s Boards of Directors or in certain cases by the former directors of acquired banks.  These plans are unfunded, include both defined benefit and defined contribution plans, and provide for payments after the executive’s retirement.  In the event of a participant employee’s death prior to or during retirement, the Company may be obligated to pay to the designated beneficiary the benefits set forth under the plan.  For the years ended December 31, 2025, 2024 and 2023, expense recorded for supplemental retirement and salary continuation plan benefits totaled $1.4 million, $2.2 million, and $2.5 million, respectively.  At December 31, 2025 and 2024, liabilities recorded for the various supplemental retirement and salary continuation plan benefits totaled $32.8 million and $34.8 million, respectively, and are recorded in a deferred compensation liability account.

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

In order to fund the plans’ future obligations, the Company has purchased life insurance policies or other investments, including Banner common stock, which in certain instances are held in irrevocable trusts commonly referred to as “Rabbi Trusts.”  As the Company is the owner of the investments and the beneficiary of the insurance policies, and in order to reflect the Company’s policy to pay benefits equal to the accumulations, the assets and liabilities are reflected in the Consolidated Statements of Financial Condition.  Banner common stock held for such plans is reported as a contra-equity account and was recorded at an original cost of $5.8 million at December 31, 2025, and $6.2 million at December 31, 2024.  At December 31, 2025 and 2024, liabilities recorded in connection with deferred compensation plan benefits totaled $20.4 million ($5.8 million in contra-equity) and $18.8 million ($6.2 million in contra-equity), respectively, and are recorded in deferred compensation or equity as appropriate.

The Bank has purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental retirement, salary continuation and deferred compensation retirement plans, as well as additional policies not related to any specific plan. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans.  It is the Bank’s intent to hold these policies as a long-term investment.  However, there will be an income tax impact if the Bank chooses to surrender certain policies.  Although the lives of individual current or former management-level employees are insured, the Bank is the owner and sole or partial beneficiary.  At December 31, 2025 and 2024, the cash surrender value of these policies was $319.3 million and $312.5 million, respectively.  The Bank is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy.  In order to mitigate this risk, the Bank uses a variety of insurance companies and regularly monitors their financial condition.

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

2014 Omnibus Incentive Plan: The 2014 Plan was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of December 31, 2025, 583,200 restricted stock units have been granted under the 2014 Plan, of which 92,956 were unvested.

2018 Omnibus Incentive Plan: The 2018 Plan was approved by shareholders on April 24, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of common stock for issuance under the 2018 Plan in connection with the exercise of awards. As of December 31, 2025, 890,043 restricted stock units have been granted under the 2018 Plan, of which 217,014 were unvested.

2023 Omnibus Incentive Plan: The 2023 Plan was approved by shareholders on May 24, 2023. The 2023 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 625,000 shares of common stock for issuance under the 2023 Plan in connection with the exercise of awards. As of December 31, 2025, a total of 7,720 restricted stock shares and 123,685 restricted stock units have been granted under the 2023 Plan, of which 2,793 restricted stock shares and 112,868 restricted stock units were unvested.

The expense associated with all restricted stock grants (including restricted stock shares and restricted stock units) was $10.3 million, $10.0 million and $9.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.  Unrecognized compensation expense for these awards as of December 31, 2025, was $13.8 million and will be recognized over a weighted average period of 11 months.

A summary of the Company’s Restricted Stock/Unit award activity during the years ended December 31, 2025, 2024 and 2023 follows:

	Shares/Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2022	382,727	$49.98
Granted (203,464 non-voting)	208,273	53.64
Vested	(217,262)	42.87
Forfeited	(16,158)	55.43
Unvested at December 31, 2023	357,580	55.44
Granted (262,222 non-voting)	276,947	47.18
Vested	(166,144)	54.62
Forfeited	(24,501)	53.37
Unvested at December 31, 2024	443,882	50.82
Granted (88,801 non-voting)	207,670	63.53
Vested	(196,896)	55.77
Forfeited	(29,025)	52.45
Unvested at December 31, 2025	425,631	$55.45

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

The following table shows the regulatory capital ratios of the Company and the Bank and the minimum regulatory requirements (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025:
Banner Corporation—consolidated:
Total capital to risk-weighted assets	$2,033,807	14.69%	$1,107,905	8.00%	$1,384,881	10.00%
Tier 1 capital to risk-weighted assets	1,860,667	13.44	830,929	6.00	830,929	6.00
Tier 1 capital to average leverage assets	1,860,667	11.41	652,140	4.00	n/a	n/a
Tier 1 common equity to risk-weighted assets	1,774,167	12.81	623,197	4.50	n/a	n/a
Banner Bank:
Total capital to risk-weighted assets	1,957,619	14.14	1,107,308	8.00	1,384,135	10.00
Tier 1 capital to risk-weighted assets	1,784,571	12.89	830,481	6.00	1,107,308	8.00
Tier 1 capital to average leverage assets	1,784,571	10.95	651,888	4.00	814,860	5.00
Tier 1 common equity to risk-weighted assets	1,784,571	12.89	622,861	4.50	899,687	6.50
December 31, 2024:
Banner Corporation—consolidated:
Total capital to risk-weighted assets	$2,024,046	15.04%	$1,076,652	8.00%	$1,345,814	10.00%
Tier 1 capital to risk-weighted assets	1,760,065	13.08	807,489	6.00	807,489	6.00
Tier 1 capital to average leverage assets	1,760,065	11.05	636,913	4.00	n/a	n/a
Tier 1 common equity to risk-weighted assets	1,673,565	12.44	605,616	4.50	n/a	n/a
Banner Bank:
Total capital to risk-weighted assets	1,890,438	14.03	1,077,725	8.00	1,347,157	10.00
Tier 1 capital to risk-weighted assets	1,726,457	12.82	808,294	6.00	1,077,725	8.00
Tier 1 capital to average leverage assets	1,726,457	10.83	637,392	4.00	796,740	5.00
Tier 1 common equity to risk-weighted assets	1,726,457	12.82	606,221	4.50	875,652	6.50

At December 31, 2025, Banner and the Bank each exceeded the requirements to be “well capitalized” and the fully phased-in capital conservation buffer requirement. There have been no conditions or events since December 31, 2025, that have materially adversely changed the Tier 1 or Tier 2 capital of the Company or the Bank. However, events beyond the control of the Bank, such as weak or depressed economic conditions in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its respective capital requirements. The Company may not declare or pay cash dividends on, or repurchase, any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

Note 14: GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets: At December 31, 2025, intangible assets are comprised of goodwill and CDI acquired in business combinations. Goodwill is not amortized but is reviewed at least annually for impairment. Banner has identified one reporting unit for purposes of evaluating goodwill for impairment. At December 31, 2025, the Company completed an assessment of qualitative factors and concluded that no further analysis was required as it is more likely than not that the fair value of the Bank, the reporting unit, exceeds the carrying value.

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

The following table summarizes the changes in the Company’s goodwill and other intangibles for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Goodwill	CDI	Total
Balance, January 1, 2023	$373,121	$9,440	$382,561
Amortization	—	(3,756)	(3,756)
Balance, December 31, 2023	373,121	5,684	378,805
Amortization	—	(2,626)	(2,626)
Balance, December 31, 2024	373,121	3,058	376,179
Amortization	—	(1,567)	(1,567)
Balance, December 31, 2025	$373,121	$1,491	$374,612

Estimated amortization expense with respect to CDI as of December 31, 2025, for the periods indicated (in thousands):

Year ended:	Estimated Amortization
2026	$904
2027	426
2028	126
2029	35
Net carrying amount	$1,491

Servicing Rights: Mortgage and SBA servicing rights are reported in other assets.  SBA servicing rights are initially recorded and carried at fair value. Mortgage servicing rights are initially recognized at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  In 2025, 2024 and 2023, the Company did not record any impairment charges or recoveries against mortgage servicing rights. Unpaid principal balance of loans for which mortgage and SBA servicing rights have been recognized totaled $2.77 billion and $2.84 billion at December 31, 2025 and 2024, respectively.  Custodial accounts maintained in connection with this servicing totaled $13.1 million and $12.2 million at December 31, 2025 and 2024, respectively.

An analysis of the mortgage and SBA servicing rights for the years ended December 31, 2025, 2024 and 2023, is presented below (in thousands):

	Years Ended December 31
	2025	2024	2023
Balance, beginning of the year	$13,487	$14,649	$16,166
Additions—amounts capitalized	2,217	1,802	1,590
Additions—through purchase	2	211	313
Amortization (1)	(3,339)	(3,304)	(3,325)
Fair value adjustments (2)	235	129	(95)
Balance, end of the year (2)	$12,602	$13,487	$14,649
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

Note 15: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2025 and 2024, whether or not recognized or recorded in the Consolidated Statements of Financial Condition (in thousands):

		December 31, 2025		December 31, 2024
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$422,640	$422,640	$501,858	$501,858
Securities—available-for-sale	2	1,985,990	1,985,990	2,078,826	2,078,826
Securities—available-for-sale	3	30,271	30,271	25,685	25,685
Securities—held-to-maturity	2	955,459	808,965	995,237	819,230
Securities—held-to-maturity	3	5,737	5,703	6,327	6,298
Loans held for sale	2	42,902	43,062	32,021	32,215
Loans receivable, net	3	11,561,411	11,497,137	11,199,135	10,894,024
Equity securities	1	406	406	481	481
FHLB stock	3	16,476	16,476	22,451	22,451
Bank-owned life insurance	1	319,347	319,347	312,549	312,549
Mortgage servicing rights	3	11,498	34,862	12,618	37,926
SBA servicing rights	3	1,104	1,104	869	869
Investments in limited partnerships	3	15,566	15,566	13,955	13,955
Derivatives:
Interest rate swaps	2	9,978	9,978	14,507	14,507
Interest rate lock and forward sales commitments	2,3	333	333	331	331
Liabilities:
Demand, interest checking and money market accounts	2	8,486,920	8,486,920	8,536,303	8,536,303
Regular savings	2	3,723,922	3,723,922	3,478,423	3,478,423
Certificates of deposit	2	1,532,304	1,527,803	1,499,672	1,492,829
FHLB advances	2	150,000	150,000	290,000	290,000
Other borrowings	2	107,715	107,715	125,257	125,257
Subordinated notes, net	2	—	—	80,278	78,832
Junior subordinated debentures	3	79,151	79,151	67,477	67,477
Derivatives:
Interest rate swaps	2	19,207	19,207	30,184	30,184
Interest rate lock and forward sales commitments	2,3	151	151	2	2
Risk participation agreement	2	5	5	6	6

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency obligations	$—	$6,143	$—	$6,143
Municipal bonds	—	143,457	—	143,457
Corporate bonds	—	87,518	30,271	117,789
Mortgage-backed or related securities	—	1,596,332	—	1,596,332
Asset-backed securities	—	152,540	—	152,540
	—	1,985,990	30,271	2,016,261

Loans held for sale (1)	—	34,586	—	34,586
Equity securities	406	—	—	406
SBA servicing rights	—	—	1,104	1,104
Investment in limited partnerships	—	—	14,545	14,545

Derivatives
Interest rate swaps	—	9,978	—	9,978
Interest rate lock and forward sales commitments	—	—	333	333
	$406	$2,030,554	$46,253	$2,077,213
Liabilities:
Junior subordinated debentures	$—	$—	$79,151	$79,151
Derivatives
Interest rate swaps	—	19,207	—	19,207
Interest rate lock and forward sales commitments	—	83	68	151
Risk participation agreement	—	5	—	5
	$—	$19,295	$79,219	$98,514

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency obligations	$—	$7,933	$—	$7,933
Municipal bonds	—	123,982	—	123,982
Corporate bonds	—	99,305	25,685	124,990
Mortgage-backed or related securities	—	1,676,848	—	1,676,848
Asset-backed securities	—	170,758	—	170,758
	—	2,078,826	25,685	2,104,511

Loans held for sale(1)	—	26,185	—	26,185
Equity securities	481	—	—	481
SBA servicing rights	—	—	869	869
Investment in limited partnerships	—	—	13,955	13,955

Derivatives
Interest rate swaps	—	14,507	—	14,507
Interest rate lock and forward sales commitments	—	221	110	331
	$481	$2,119,739	$40,619	$2,160,839
Liabilities
Junior subordinated debentures	$—	$—	$67,477	$67,477
Derivatives
Interest rate swaps	—	30,184	—	30,184
Interest rate lock and forward sales commitments	—	—	2	2
Risk participation agreement	—	6	—	6
	$—	$30,190	$67,479	$97,669
(1)    The unpaid principal balance of one- to four family residential loans held for sale carried at fair value on a recurring basis was $33.6 million and $25.7 million at December 31, 2025 and 2024, respectively.

The following methods were used to estimate the fair value of each class of financial instruments above:

Securities:  The estimated fair values of investment securities and mortgage-backed securities are based on current active market quotes, when available, which are considered Level 1 measurements. For most of the portfolio, matrix pricing based on the securities’ relationship to other benchmark quoted prices is used, which is considered Level 2. Due to limited activity in the TPS markets, which reduces the observability of market spreads for certain TPS securities included in Corporate Bonds, Management has classified these securities as Level 3. Management periodically reviews pricing information from third-party pricing services and validates the reported fair values against other sources.

Loans Held for Sale: Fair values for residential mortgage loans held for sale are determined by comparing actual loan rates to current secondary market prices for similar loans.

Equity Securities: Equity securities are invested in a publicly traded stock. Fair values are based on daily quoted market prices.

SBA Servicing Rights: Fair values are estimated using an independent dealer analysis that discounts estimated net future cash flows from servicing. Key assumptions include prepayment speeds, delinquency and foreclosure rates, discount rates, servicing costs, and timing of cash flows. The SBA servicing portfolio is stratified by loan type, and fair value estimates are adjusted based on the serviced loan interest rates versus current rates on new originations since the most recent independent analysis.

Investments in Limited Partnerships: Fair values are estimated using the practical expedient method, based on our ownership interest in partners’ capital, with a proportionate share of net assets attributed to the Company for each limited partnership.

Junior Subordinated Debentures:  Fair values are estimated using an income approach. Significant inputs include a credit risk–adjusted spread and the three-month SOFR rate. The credit risk–adjusted spread reflects the nonperformance risk of the liability. The Company utilizes an external valuation firm to validate the reasonableness of this spread. The junior subordinated debentures are carried at fair value, representing the estimated amount that would be paid to transfer these liabilities in an orderly transaction among market participants. Due to limited activity in the TPS markets, which reduces the observability of market spreads, these instruments are classified as Level 3 measurements.

Derivatives: Derivatives include interest rate swap agreements, interest rate lock commitments to originate loans held for sale, forward sales contracts to sell loans and securities related to mortgage banking activities and risk participation agreements. Fair values are generally based on dealer quotes and secondary market sources. Because interest rate lock commitments use a pull-through rate that is considered an unobservable input, these derivatives are classified as Level 3 measurements.

Off-Balance Sheet Items: Off-balance sheet financial instruments include unfunded commitments to extend credit, including standby letters of credit, and commitments to purchase investment securities. The fair value of these instruments is not considered to be material.

Limitations: The fair value estimates presented are based on information available to Management as of December 31, 2025 and 2024.  The factors used in these estimates are subject to change after the measurement date; therefore, current fair value estimates may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs and quantitative and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and non-recurring basis at December 31, 2025 and 2024:

			Weighted Average Rate or Range
			December 31
Financial Instruments	Valuation Technique	Unobservable Inputs	2025	2024
Corporate bonds (TPS)	Discounted cash flows	Discount rate	6.91%	9.57%
Junior subordinated debentures	Discounted cash flows	Discount rate	6.91%	9.57%
Loans individually evaluated	Collateral valuations	Discount to appraised value	0.00% to 8.75%	0.00% to 75%
Interest rate lock commitments	Pricing model	Pull-through rate	88.86%	92.34%
SBA servicing rights	Discounted cash flows	Constant prepayment rate	18.14%	18.85%

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

Junior subordinated debentures: Similar to the TPS discussed above, Management believes the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner’s credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk-adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of December 31, 2025, or the passage of time, will result in negative fair value adjustments. At December 31, 2025, the discount rate utilized was based on a credit spread of 326 basis points and three month SOFR of 365 basis points.

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

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2025 and 2024 (in thousands):

	Level 3 Fair Value Inputs
	TPS Securities	Borrowings— Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Balance, January 1, 2024	$25,304	$66,413	$251	$13,475	$740
Net change recognized in earnings	115	—	(143)	(1,013)	129
Net change recognized in AOCI	266	1,064	—	—	—
Purchases, issuances and settlements	—	—	—	1,493	—
Balance, December 31, 2024	25,685	67,477	108	13,955	869
Net change recognized in earnings	320	—	157	(1,309)	235
Net change recognized in AOCI	4,266	11,674	—	—	—
Purchases, issuances and settlements	—	—	—	1,899	—
Balance, December 31, 2025	$30,271	$79,151	$265	$14,545	$1,104

Interest income, dividends and amortization related to TPS are recorded as a component of interest income. Interest expense related to the junior subordinated debentures is measured based on contractual interest rates and reported in interest expense. The change in fair value of the junior subordinated debentures, which represents changes in instrument specific credit risk. The change in fair value of the TPS is recorded in other comprehensive income. The change in fair value of the investment in limited partnerships and the SBA servicing asset are recorded as a component of non-interest income. The change in fair value of the interest rate lock and forward sales commitments are included in mortgage banking operations in non-interest income.

Items Measured at Fair Value on a Non-recurring Basis

The following tables present financial assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$5,607	$5,607
REO	—	—	5,578	5,578

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$6,590	$6,590
REO	—	—	2,367	2,367

The following table presents the gains and losses resulting from non-recurring fair value adjustments for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	For the years ended December 31,
	2025	2024	2023
Loans individually evaluated	$(978)	$(1,483)	$(933)
Loans held for sale (1)	—	—	2,538
Total loss from non-recurring measurements	$(978)	$(1,483)	$1,605
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

Note 16: BANNER CORPORATION (PARENT COMPANY ONLY)

Summary financial information is as follows (in thousands):

Statements of Financial Condition	December 31
	2025	2024
ASSETS
Cash	$69,004	$75,712
Investment in trust equities	2,678	2,678
Investment in subsidiaries	1,951,461	1,813,001
Note receivable from subsidiary	—	50,000
Other assets	5,694	11,446
Total assets	$2,028,837	$1,952,837
LIABILITIES AND SHAREHOLDERS’ EQUITY
Miscellaneous liabilities	$1,847	$6,879
Deferred tax liability, net	1,542	4,377
Subordinated notes, net	—	99,778
Junior subordinated debentures at fair value	79,151	67,477
Shareholders’ equity	1,946,297	1,774,326
Total liabilities and shareholders’ equity	$2,028,837	$1,952,837

Statements of Operations	Years Ended December 31
	2025	2024	2023
INTEREST INCOME:
Interest-bearing deposits	$1,743	$2,919	$844
Note receivable from subsidiary	1,043	1,559	—
OTHER INCOME (EXPENSE):
Dividend income from subsidiaries	143,230	87,799	104,004
Equity in undistributed income of subsidiaries	60,324	91,179	92,018
Other income	979	186	1
Interest expense on other borrowings	(8,193)	(11,764)	(11,568)
Other expenses	(6,296)	(5,801)	(5,491)
Net income before taxes	192,830	166,077	179,808
BENEFIT FROM INCOME TAXES	(2,552)	(2,821)	(3,816)
NET INCOME	$195,382	$168,898	$183,624

Statements of Cash Flows	Years Ended December 31
	2025	2024	2023
OPERATING ACTIVITIES:
Net income	$195,382	$168,898	$183,624
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(60,324)	(91,179)	(92,018)
(Increase) decrease in deferred taxes	(33)	114	(52)
Net change in valuation of financial instruments carried at fair value	605	(186)	253
Share-based compensation	10,343	10,031	9,169
Net change in other assets	(269)	(793)	442
Net change in other liabilities	(20)	374	(609)
Net cash provided from operating activities	145,684	87,259	100,809
INVESTING ACTIVITIES:
Other investing activities	256	(1,155)	488
Decrease (increase) in note receivables from subsidiaries	50,000	(50,000)	—
Net cash provided from (used by) investing activities	50,256	(51,155)	488
FINANCING ACTIVITIES:
Repayment of subordinated notes	(100,000)	—	—
Taxes paid related to net share settlement for equity awards	(3,545)	(2,172)	(3,476)
Repurchase of common stock	(31,575)	—	—
Cash dividends paid	(67,528)	(66,733)	(66,765)
Net cash used by financing activities	(202,648)	(68,905)	(70,241)
NET CHANGE IN CASH	(6,708)	(32,801)	31,056
CASH, BEGINNING OF PERIOD	75,712	108,513	77,457
CASH, END OF PERIOD	$69,004	$75,712	$108,513
Note 17: CALCULATION OF EARNINGS PER COMMON SHARE

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings per share data (dollars in thousands, except per share data):

	Years Ended December 31
	2025	2024	2023
Net income	$195,382	$168,898	$183,624

Basic weighted average shares outstanding	34,460,854	34,470,057	34,344,142
Dilutive effect of unvested restricted stock	195,948	158,653	106,270
Diluted weighted shares outstanding	34,656,802	34,628,710	34,450,412

Earnings per common share
Basic	$5.67	$4.90	$5.35
Diluted	$5.64	$4.88	$5.33
Anti-dilutive restricted stock excluded from the diluted average outstanding share calculation (1)	—	1,929	21,865
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

Outstanding commitments consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	December 31, 2025	December 31, 2024
Commitments to extend credit	$3,978,474	$3,857,782
Standby letters of credit and financial guarantees	26,406	28,287
Risk participation agreements	41,191	43,913

Derivatives also included in Note 19:
Commitments to originate loans held for sale	39,895	35,512
Commitments to sell loans secured by one- to four-family residential properties	43,264	17,963
Commitments to sell securities related to mortgage banking activities	27,250	37,500

In addition to the commitments disclosed in the table above, the Company is also committed to funding the unfunded portion of its tax credit investments, as discussed previously in Note 10, Income Taxes, as well as the remaining unfunded portion of its investments in limited partnerships. As of December 31, 2025 and 2024, the remaining outstanding commitments related to the unfunded tax credit investments and limited partnership investments were as follows (in thousands):

Unfunded commitment balance for:	December 31, 2025	December 31, 2024
Tax credit investments	$118,471	$94,416
Limited partnerships investments	$11,398	$14,706

Commitments to extend credit are agreements to lend to a client, as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements.  Each client’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on Management’s credit evaluation of the client.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company’s allowance for credit losses - unfunded loan commitments was $15.0 million and $13.6 million at December 31, 2025 and 2024, respectively.

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

Interest rates on one- to four-family residential loan applications are typically rate locked (committed) to clients during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments have the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the client. The Bank then attempts to deliver these loans before their rate locks expire. This arrangement generally requires delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans may require a lock extension. The cost of a lock extension is sometimes covered by the client and other times by the Bank. These lock extension costs have not had a material impact to the Company’s operations. For mandatory delivery commitments the Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during 2025 and 2024. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to clients and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract. Changes in the value of rate lock commitments are recorded as assets and liabilities.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counterclaims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Bank holds a security interest.  Based upon the information known to Management, there were no legal proceedings, pending or threatened, that Management believes would have a material adverse effect on the results of operations or consolidated financial position at December 31, 2025.

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

As of December 31, 2025 and 2024, the notional values or contractual amounts and fair values of the Company’s derivatives were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2025		December 31, 2024		December 31, 2025		December 31, 2024
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
Interest rate swaps not designated in hedge relationships	$409,748	$19,185	$386,995	$30,134	$409,748	$19,207	$386,995	$30,184
Master netting agreements		(9,207)		(15,627)		—		—
Net interest rate swaps		9,978		14,507		19,207		30,184
Risk participation agreements	583	—	817	—	40,607	5	43,097	6
Mortgage loan commitments	39,895	333	30,085	108	—	—	5,427	2
Forward sales contracts	28,405	—	49,628	223	33,793	151	—	—
Total	$478,631	$10,311	$467,525	$14,838	$484,148	$19,363	$435,519	$30,192

The Company’s asset derivatives are included in other assets, while the liability derivatives are included in accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

Interest Rate Swaps: The Bank offers an interest rate swap program for commercial loan clients, under which a client with a variable-rate loan enters into an interest rate swap to receive a variable-rate payment in exchange for paying a fixed rate. To offset its exposure, the Bank enters into an offsetting interest rate swap with a dealer counterparty for the same notional amount and term, under which the dealer receives a fixed-rate payment in exchange for paying a variable rate. These swaps do not qualify as designated hedges; accordingly, each swap is accounted for as a freestanding derivative.

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

Gains (losses) recognized in income within mortgage banking operations on non-designated hedging instruments for the years ended December 31, 2025, 2024 and 2023, were as follows (in thousands):

	For the Years Ended December 31
	2025	2024	2023
Mortgage loan commitments	$509	$(79)	$263
Forward sales contracts	(1,584)	320	313
	$(1,075)	$241	$576

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and Management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between the Bank and the dealer counterparties, the agreements contain a provision where if the Bank fails to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required the Bank to maintain a specific capital level. If the Bank had breached any of these provisions, it could have been required to settle its obligations under the agreements at the termination value. As of December 31, 2025 and 2024, the Company had no obligations to dealer counterparties related to these agreements. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $17.4 million and $19.9 million as of December 31, 2025 and 2024, respectively. The collateral posted included restricted cash of $16.4 million and $18.9 million as of December 31, 2025 and 2024, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable. In addition, some interest rate swap derivatives between the Company and the dealer counterparties are cleared through central clearing houses. These clearing houses characterize the variation margin payments as settlements of the derivative’s market exposure and not as collateral. The variation margin is treated as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative asset or liability. As of December 31, 2025 and 2024, the variation margin adjustment was a positive adjustment of $9.2 million and negative adjustment of $15.6 million, respectively.

The following presents additional information related to the Company’s interest rate swaps, both designated and non-designated as hedged, as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$19,185	$(9,207)	$9,978	$—	$—	$9,978
	$19,185	$(9,207)	$9,978	$—	$—	$9,978

Derivative liabilities
Interest rate swaps	$19,207	$—	$19,207	$—	$(15,767)	$3,440
	$19,207	$—	$19,207	$—	$(15,767)	$3,440

	December 31, 2024
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$30,134	$(15,627)	$14,507	$—	$—	$14,507
	$30,134	$(15,627)	$14,507	$—	$—	$14,507

Derivative liabilities
Interest rate swaps	$30,184	$—	$30,184	$—	$(18,228)	$11,956
	$30,184	$—	$30,184	$—	$(18,228)	$11,956

Note 20: REVENUE FROM CONTRACTS WITH CLIENTS

Disaggregation of Revenue:

Deposit fees and other service charges for the years ended December 31, 2025, 2024 and 2023, are summarized as follows (in thousands):

	Years Ended December 31
	2025	2024	2023
Deposit service charges	$25,433	$24,708	$22,497
Debit and credit card interchange fees	23,525	23,766	24,021
Debit and credit card expense	(13,099)	(12,632)	(12,386)
Merchant services income	13,506	13,431	14,466
Merchant services expense	(11,320)	(11,246)	(11,687)
Other service charges	5,195	5,344	4,727
Total deposit fees and other service charges	$43,240	$43,371	$41,638

Deposit fees and other service charges

Deposit fees and other service charges include both transaction-based and non-transaction-based deposit fees. Transaction based fees on deposit accounts are charged to deposit clients for specific services provided, such as wire transfers, official checks, and overdraft processing. These fees are contract-specific to each individual transaction, do not extend beyond the transaction, and are recognized when the specific service is performed. Non-transaction-based deposit fees primarily consist of monthly account maintenance fees. These fees are generally subject to day-to-day contracts that may be canceled by either party without notice. The performance obligation is satisfied, and the fees are recognized, on a monthly basis after the service period is completed.

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

Note 21: LEASES

The Company leases 83 buildings and offices under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. The table below presents the lease ROU assets and lease liabilities recorded on the balance sheet at December 31, 2025 and 2024 (dollars in thousands):

	December 31, 2025	December 31, 2024
Assets
Operating lease ROU assets	$32,736	$39,998
Liabilities
Operating lease liabilities	$35,755	$43,472

Weighted average remaining lease term - operating leases	4.3 years	4.4 years
Weighted average discount rate - operating leases	4.0%	4.0%

The table below presents certain information related to the lease costs for operating leases for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost (1)	$15,456	$13,863	$13,848
Short-term lease cost	22	9	132
Variable lease cost	2,431	2,454	2,231
Less sublease income	(1,375)	(1,547)	(1,447)
Total lease cost (2)	$16,534	$14,779	$14,764

(1)    Total operating lease cost includes early lease termination fees of $1.6 million for the year ended December 31, 2025. There were no lease termination fees recognized for the years ended December 31, 2024 or 2023.
(2)    Lease expenses and sublease income are classified within occupancy and equipment expense on the Consolidated Statements of Operations.

Operating cash flows paid for operating lease amounts included in the measurement of lease liabilities were $16.0 million for the year ended December 31, 2025, and $14.9 million for the year ended December 31, 2024. The Company recorded $6.7 million of lease ROU assets in exchange for operating lease liabilities for the year ended December 31, 2025, and $8.2 million for the year ended December 31, 2024.

The table below reconciles the undiscounted cash flows for each of the first five years beginning with 2026 and the total of the remaining years to the operating lease liabilities recorded on the Consolidated Statements of Financial Position (in thousands):

Operating Leases
2026	$12,620
2027	10,288
2028	6,179
2029	4,177
2030	2,212
Thereafter	3,426
Total minimum lease payments	38,902
Less: amount of lease payments representing interest	(3,147)
Lease obligations	$35,755

As of December 31, 2025 and 2024, the Company had no undiscounted lease payments under an operating lease that had not yet commenced.

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

Banner’s Chief Executive Officer is considered the Chief Operating Decision Maker (CODM). The CODM assesses performance based on net income that is reported on our Consolidated Statements of Operations. The measure of segment assets is reported on our Consolidated Statement of Financial Condition as total assets. The CODM uses consolidated net income as the primary measure to evaluate resource allocations. The CODM is regularly provided with our consolidated financial statements, specifically the statement of operations and the statement of cash flows, as well as expense and budget data.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A – Controls and Procedures

Management of Banner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (Exchange Act).  A control procedure, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues or instances of fraud, if any, within the Company have been detected.  Additionally, in designing disclosure controls and procedures, Management applies judgment in evaluating the cost-benefit relationship of potential disclosure controls and procedures.  The design of any disclosure controls and procedures is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  As a result of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Further, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other members of our senior management as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Controls Over Financial Reporting:  There was no change in our internal control over financial reporting during the fourth quarter of the period covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting:  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of Management’s assessment of the effectiveness of its internal controls beginning on page 66 of this Annual Report on Form 10-K for the year ended December 31, 2025. The Company’s independent registered public accounting firm, Baker Tilly US, LLP, which audited the consolidated financial statements as of and for the year ended December 31, 2025 (included in Item 8 of this annual report), has issued an audit report on the Company’s internal control over financial reporting beginning on page 67 of this Annual Report on Form 10-K.

ITEM 9B – Other Information

(a) None.

(b) During the year ended December 31, 2025, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company.

ITEM 9C-Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Proposal 1– Election of Directors,” “Corporate Governance” and “Shareholder Proposals” in the Company’s 2026 Proxy Statement for the Annual Meeting of Shareholders (the Proxy Statement), which will be filed with the SEC no later than 120 days after the end of our fiscal year.

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

Banner has adopted Policies and Procedures Governing Trading in Securities and Confidentiality of Insider Information for Directors, Officers and Employees (“Insider Trading Policy”). The Insider Trading Policy governs the purchase, sale and/or other disposition of our securities by directors, officers and employees and is reasonably designed to promote compliance with insider trading laws, rules and regulations and Nasdaq listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19 to this report.

Information regarding our policies and practices relating to equity awards is incorporated herein by reference to the section captioned “Compensation Discussion and Analysis” in the Proxy Statement.

Code of Ethics

The Board of Directors has adopted a Code of Ethics and Business Conduct for our directors, officers (including its senior financial officers) and employees.  The Code of Ethics and Business Conduct is reviewed by the Board on an annual basis and was most recently approved by the Board of Directors on July 22, 2025.  A copy of the Code of Ethics and Business Conduct in substantially its current form was filed as an exhibit with Form 8-K on September 16, 2025, and is available without charge, upon request to Investor Relations, Banner Corporation, P.O. Box 907, Walla Walla, WA 99362.  The Code of Ethics is also available on the Company’s website at www.bannerbank.com.

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

(d) Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that were in effect at December 31, 2025:

	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	425,631	n/a	820,352
Equity compensation plans not approved by security holders	—	—	—
Total	425,631		820,352

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

ITEM 14 – Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal 3– Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

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

10{p}*	2025 Employee Stock Purchase Plan [incorporated by reference to Exhibit 10.1 included in the Registration Statement on Form S-8 dated November 5, 2025 (File No. 333-274273)].

14	Code of Ethics [Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at https://investor.bannerbank.com/ in the section titled Corporate Overview: Governance Documents].

19	Insider Trading Policies and Procedures. [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 000-26584)]

21	Subsidiaries of the Registrant.

23.1	Consent of Registered Independent Public Accounting Firm – Baker Tilly US, LLP.

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97
Policy Relating to Recovery of Erroneously Awarded Compensation. [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 000-26584)]

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included in Exhibit 101).

* Compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banner Corporation

Date: February 25, 2026	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark J. Grescovich	/s/ Robert G. Butterfield
Mark J. Grescovich	Robert G. Butterfield
President and Chief Executive Officer; Director	Executive Vice President, Treasurer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
Date: February 25, 2026	Date: February 25, 2026

/s/ John R. Layman	/s/ Paul J. Walsh
John R. Layman	Paul J. Walsh
Director	Director
Date: February 25, 2026	Date: February 25, 2026

/s/ Connie R. Collingsworth	/s/ Ellen R.M. Boyer
Connie R. Collingsworth	Ellen R.M. Boyer
Director	Director
Date: February 25, 2026	Date: February 25, 2026

/s/ Margot J. Copeland	/s/Millicent Tracey
Margot J. Copeland	Millicent Tracey
Director	Director
Date: February 25, 2026	Date: February 25, 2026

/s/ Terry Schwakopf	/s/ Kevin F. Riordan
Terry Schwakopf	Kevin F. Riordan
Director	Director
Date: February 25, 2026	Date: February 25, 2026

/s/ Roberto R. Herencia	/s/ John Pedersen
Roberto R. Herencia	John Pedersen
Chairman of the Board	Director
Date: February 25, 2026	Date: February 25, 2026