Form 10-Q
period 2026-03-31
BANNER CORP
filed 2026-05-05
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	☐	No	☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:			As of April 30, 2026
Common Stock, $.01 par value per share			33,967,943 shares

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
•Credit risks from lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses, which could necessitate additional provisions for credit losses, resulting from both loans originated and loans acquired from other financial institutions;
•Results of examinations by regulatory authorities, which could result in the imposition of penalties, required changes to our business practices, or additional reserves;
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
•Effects on loan collateral, operations, or compliance obligations from climate change, severe weather, natural disasters, pandemics, public health crises, acts of war or terrorism, civil unrest and other external events;
•Other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
•Other risks detailed in our Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”), or in our reports filed with or furnished to the U.S. Securities and Exchange Commission (SEC), including this Form 10-Q.

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

PART I. FINANCIAL INFORMATION
ITEM 1 - Financial Statements (unaudited)
BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares and per share amounts)
March 31, 2026 and December 31, 2025

ASSETS	March 31, 2026	December 31, 2025
Cash and due from banks	$180,158	$182,772
Interest-bearing deposits	259,081	239,868
Total cash and cash equivalents	439,239	422,640
Securities—available-for-sale, amortized cost $2,294,225 and $2,271,471, respectively	2,035,021	2,016,261
Securities—held-to-maturity, net of allowance for credit losses of $285 and $291, respectively	943,688	961,196
Total securities	2,978,709	2,977,457
Federal Home Loan Bank (FHLB) stock	9,809	16,476
Loans held for sale (includes $25,215 and $34,586, at fair value, respectively)	33,778	42,902
Loans receivable	11,707,626	11,721,687
Allowance for credit losses – loans	(160,352)	(160,276)
Net loans receivable	11,547,274	11,561,411
Accrued interest receivable	63,736	60,525
Property and equipment, net	108,303	111,522
Goodwill	373,121	373,121
Other intangibles, net	1,235	1,491
Bank-owned life insurance (BOLI)	321,660	319,347
Deferred tax assets, net	128,348	127,587
Operating lease right-of-use assets	31,056	32,736
Other assets	308,004	307,273
Total assets	$16,344,272	$16,354,488
LIABILITIES
Deposits:
Non-interest-bearing	$4,532,639	$4,489,839
Interest-bearing transaction and savings accounts	7,842,911	7,721,003
Interest-bearing certificates	1,464,814	1,532,304
Total deposits	13,840,364	13,743,146
Advances from FHLB	—	150,000
Other borrowings	115,723	107,715
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	79,472	79,151
Operating lease liabilities	33,794	35,755
Accrued expenses and other liabilities	261,295	245,266
Deferred compensation	46,990	47,158
Total liabilities	14,377,638	14,408,191
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 33,875,098 shares issued and outstanding at March 31, 2026; 34,097,856 shares issued and outstanding at December 31, 2025	1,268,298	1,282,505
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2026; no shares issued and outstanding at December 31, 2025	—	—
Retained earnings	909,222	871,803
Carrying value of shares held in trust for stock-based compensation plans	(5,844)	(5,813)
Liability for common stock issued to stock related compensation plans	5,844	5,813
Accumulated other comprehensive loss	(210,886)	(208,011)
Total shareholders’ equity	1,966,634	1,946,297
Total liabilities and shareholders’ equity	$16,344,272	$16,354,488
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except shares and per share amounts)
For the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025
INTEREST INCOME:
Loans receivable	$173,703	$168,677
Mortgage-backed securities	14,316	15,744
Securities and cash equivalents	9,799	9,447
Total interest income	197,818	193,868
INTEREST EXPENSE:
Deposits	45,678	48,737
FHLB advances	40	860
Other borrowings	697	694
Subordinated debt	1,234	2,494
Total interest expense	47,649	52,785
Net interest income	150,169	141,083
(RECAPTURE) PROVISION FOR CREDIT LOSSES	(796)	3,139
Net interest income after (recapture) provision for credit losses	150,965	137,944
NON-INTEREST INCOME:
Deposit fees and other service charges	11,391	10,769
Mortgage banking operations	3,212	3,103
BOLI	2,312	2,575
Miscellaneous	1,826	2,346
	18,741	18,793
Net loss on sale of securities	(1,242)	—
Net change in valuation of financial instruments carried at fair value	1,662	315
Total non-interest income	19,161	19,108
NON-INTEREST EXPENSE:
Salary and employee benefits	67,732	64,857
Less capitalized loan origination costs	(3,886)	(3,330)
Occupancy and equipment	10,697	12,097
Information and computer data services	8,313	7,628
Payment and card processing services	6,041	5,750
Professional and legal expenses	1,613	2,430
Advertising and marketing	673	590
Deposit insurance	2,717	2,797
State and municipal business and use taxes	1,820	1,454
Real estate operations, net	109	(61)
Amortization of core deposit intangibles	256	456
Miscellaneous	6,523	6,591
Total non-interest expense	102,608	101,259
Income before provision for income taxes	67,518	55,793
PROVISION FOR INCOME TAXES	12,802	10,658
NET INCOME	$54,716	$45,135
Earnings per common share:
Basic	$1.61	$1.31
Diluted	$1.60	$1.30
Cumulative dividends declared per common share	$0.50	$0.48
Weighted average number of common shares outstanding:
Basic	34,039,234	34,509,815
Diluted	34,254,587	34,778,687
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025
NET INCOME	$54,716	$45,135
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF INCOME TAXES:
Unrealized holding (loss) gain on securities—available-for-sale arising during the period	(5,236)	38,301
Income tax benefit (expense) related to securities—available-for-sale unrealized holding losses	1,257	(9,192)
Reclassification for net loss on securities—available-for-sale realized in earnings	1,242	—
Income tax benefit related to securities—available-for-sale realized in earnings	(298)	—
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	532	549
Income tax expense related to amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	(128)	(132)
Changes in fair value of junior subordinated debentures related to instrument specific credit risk	(321)	(234)
Income tax benefit related to junior subordinated debentures	77	56
Other comprehensive (loss) income	(2,875)	29,348
COMPREHENSIVE INCOME	$51,841	$74,483

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands, except shares and per share amounts)

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2025	34,459,832	$1,307,509	$744,091	$(277,274)	$1,774,326
Net income			45,135		45,135
Other comprehensive income, net of income tax				29,348	29,348
Accrual of dividends on common stock ($0.48/share)			(16,814)		(16,814)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	30,140	1,458			1,458
Balance, March 31, 2025	34,489,972	1,308,967	772,412	(247,926)	1,833,453
Net income			45,496		45,496
Other comprehensive income, net of income tax				3,504	3,504
Accrual of dividends on common stock ($0.48/share)			(16,826)		(16,826)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	94,022	37			37
Balance, June 30, 2025	34,583,994	1,309,004	801,082	(244,422)	1,865,664
Net income			53,502		53,502
Other comprehensive income, net of income tax				23,667	23,667
Accrual of dividends on common stock ($0.48/share)			(16,758)		(16,758)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	1,303	2,678			2,678
Repurchase of common stock	(250,000)	(15,861)			(15,861)
Balance, September 30, 2025	34,335,297	1,295,821	837,826	(220,755)	1,912,892
Net income			51,249		51,249
Other comprehensive income, net of income tax				12,744	12,744
Accrual of dividends on common stock ($0.50/share)			(17,272)		(17,272)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	12,534	2,631			2,631
Repurchase of common stock	(249,975)	(15,947)			(15,947)
Balance, December 31, 2025	34,097,856	1,282,505	871,803	(208,011)	1,946,297
Net income			54,716		54,716
Other comprehensive loss, net of income tax				(2,875)	(2,875)
Accrual of dividends on common stock ($0.50/share)			(17,297)		(17,297)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	27,242	1,941			1,941
Repurchase of common stock	(250,000)	(16,148)			(16,148)
Balance, March 31, 2026	33,875,098	$1,268,298	$909,222	$(210,886)	$1,966,634

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES:
Net income	$54,716	$45,135
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	3,639	4,304
Deferred income and expense, net of amortization	(2,808)	(2,377)
Capitalized loan servicing rights, net of amortization	190	68
Amortization of core deposit intangibles	256	456
Loss on sale of securities, net	1,242	—
Net change in valuation of financial instruments carried at fair value	(1,662)	(315)
Decrease in deferred taxes	146	229
Increase in current taxes payable/receivable, net	8,342	6,955
Stock-based compensation	2,650	2,230
Net change in cash surrender value of BOLI	(2,312)	(2,268)
Gain on sale of loans, excluding capitalized servicing rights	(1,623)	(1,452)
Gain on disposal of real estate held for sale and property and equipment, net	(15)	(140)
(Recapture) provision for credit losses	(796)	3,139
Origination of loans held for sale	(91,725)	(75,240)
Proceeds from sales of loans held for sale	133,024	109,737
Net change in:
Other assets	271	8,819
Other liabilities	6,301	(42,042)
Net cash provided from operating activities	109,836	57,238
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(104,425)	(9,844)
Principal repayments and maturities of securities—available-for-sale	65,028	43,137
Proceeds from sales of securities—available-for-sale	14,727	—
Principal repayments and maturities of securities—held-to-maturity	17,640	9,779
Loan originations, net of repayments	(20,289)	(110,973)
Purchases of loans and participating interest in loans	—	(10,780)
Proceeds from sales of other loans	4,351	10,947
Purchases of property and equipment	(420)	(1,661)
Proceeds from sale of real estate held for sale and sale of other property	952	1,563
Proceeds from FHLB stock repurchase program	11,160	62,055
Purchase of FHLB stock	(4,492)	(56,891)
Other	1,441	874
Net cash used by investing activities	(14,327)	(61,794)
Continued on next page

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025
FINANCING ACTIVITIES:
Increase in deposits, net	$97,218	$78,867
Repayment of overnight and short term FHLB advances, net	(150,000)	(122,000)
Increase in other borrowings, net	8,008	5,331
Cash dividends paid	(17,279)	(16,783)
Cash paid to repurchase common stock	(16,148)	—
Taxes paid related to net share settlement of equity awards	(709)	(772)
Net cash used by financing activities	(78,910)	(55,357)
NET CHANGE IN CASH AND CASH EQUIVALENTS	16,599	(59,913)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	422,640	501,858
CASH AND CASH EQUIVALENTS, END OF PERIOD	$439,239	$441,945

	Three Months Ended March 31,
	2026	2025
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$50,300	$51,240
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Transfer of loans to real estate owned and other repossessed assets	1,589	1,278
Loans, held-for-sale, transferred from portfolio	(30,553)	(25,560)

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2026, for potential recognition or disclosure. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and note disclosures have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.

The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Interim results are not necessarily indicative of results for a full year or any other interim period.

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

This ASU is effective for all entities for annual reporting periods beginning after December 31, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted on any date on or after the issuance of this ASU. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

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

Note 3: SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at March 31, 2026 and December 31, 2025 are summarized as follows (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$9,401	$4	$(321)	$9,084
Municipal bonds	174,395	561	(28,519)	146,437
Corporate bonds	126,077	4,590	(3,047)	127,620
Mortgage-backed or related securities	1,783,306	2,115	(234,606)	1,550,815
Asset-backed securities	201,046	76	(57)	201,065
	$2,294,225	$7,346	$(266,550)	$2,035,021

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$221	$1	$(1)	$221	$—
Municipal bonds	429,069	12	(63,613)	365,329	(139)
Corporate bonds	2,516	—	(1)	2,369	(146)
Mortgage-backed or related securities	512,167	—	(88,323)	423,844	—
	$943,973	$13	$(151,938)	$791,763	$(285)

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$6,454	$—	$(311)	$6,143
Municipal bonds	169,386	1,070	(26,999)	143,457
Corporate bonds	115,982	4,646	(2,839)	117,789
Mortgage-backed or related securities	1,827,227	2,313	(233,208)	1,596,332
Asset-backed securities	152,422	162	(44)	152,540
	$2,271,471	$8,191	$(263,401)	$2,016,261

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$262	$—	$(2)	$260	$—
Municipal bonds	430,571	34	(56,311)	374,149	(145)
Corporate bonds	2,544	—	—	2,398	(146)
Mortgage-backed or related securities	528,110	—	(90,249)	437,861	—
	$961,487	$34	$(146,562)	$814,668	$(291)

Accrued interest receivable on held-to-maturity debt securities was $3.6 million and $4.1 million at March 31, 2026 and December 31, 2025, and $8.6 million and $8.3 million on available-for-sale debt securities at March 31, 2026 and December 31, 2025, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Statements of Financial Condition and is excluded from the calculation of the allowance for credit losses.

At March 31, 2026 and December 31, 2025, gross unrealized losses and the fair value for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	March 31, 2026
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$—	$—	$5,673	$(321)	$5,673	$(321)
Municipal bonds	30,563	(397)	91,800	(28,122)	122,363	(28,519)
Corporate bonds	38,787	(488)	47,251	(2,559)	86,038	(3,047)
Mortgage-backed or related securities	73,581	(554)	1,339,830	(234,052)	1,413,411	(234,606)
Asset-backed securities	38,990	(57)	—	—	38,990	(57)
	$181,921	$(1,496)	$1,484,554	$(265,054)	$1,666,475	$(266,550)

	December 31, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$—	$—	$6,143	$(311)	$6,143	$(311)
Municipal bonds	—	—	94,038	(26,999)	94,038	(26,999)
Corporate bonds	11,238	(31)	50,000	(2,808)	61,238	(2,839)
Mortgage-backed or related securities	50,803	(46)	1,395,325	(233,162)	1,446,128	(233,208)
Asset-backed securities	10,000	(44)	—	—	10,000	(44)
	$72,041	$(121)	$1,545,506	$(263,280)	$1,617,547	$(263,401)

At March 31, 2026, there were 191 securities—available-for-sale with unrealized losses, compared to 175 at December 31, 2025. Management does not believe that any remaining individual unrealized loss as of March 31, 2026 or December 31, 2025 resulted from credit loss.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. There were no securities—available-for-sale in a nonaccrual status at March 31, 2026 or December 31, 2025.

The following table presents gross gains and losses on sales and partial calls of securities available-for-sale (in thousands). There were no securities—available-for-sale sold during the three months ended March 31, 2025.

Three months ended March 31,
2026
Available-for-Sale:
Gross Gains	$92
Gross Losses	(1,334)
Balance, end of the period	$(1,242)

The following table presents the amortized cost and estimated fair value of securities at March 31, 2026, by contractual maturity and does not reflect any required periodic payments (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	March 31, 2026
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$5,999	$5,989	$7,560	$7,407
Maturing after one year through five years	183,934	169,859	11,223	11,059
Maturing after five years through ten years	257,245	247,001	43,654	41,723
Maturing after ten years	1,847,047	1,612,172	881,536	731,574
	$2,294,225	$2,035,021	$943,973	$791,763

The following table presents, as of March 31, 2026, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	March 31, 2026
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$293,770	$307,341	$262,082
Interest rate swap counterparties	944	944	802
Repurchase transaction accounts	200,116	200,116	164,494
Other	2,472	2,472	2,236
Total pledged securities	$497,302	$510,873	$429,614

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit ratings, which are reviewed and updated quarterly. The Company’s non-rated held-to-maturity debt securities are primarily United States government sponsored enterprise debentures carrying minimal to no credit risk. The non-rated corporate bonds primarily consist of Community Reinvestment Act related bonds secured by loan instruments from low to moderate income borrowers. The remaining non-rated held-to-maturity debt securities balance is comprised of local municipal debt from within the Company’s geographic footprint and is monitored through quarterly or annual financial review. This municipal debt is predominately essential service or unlimited general obligation backed debt. The following tables summarize the amortized cost of held-to-maturity debt securities by credit rating at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$421,489	$500	$15,904	$437,893
Not Rated	221	7,580	2,016	496,263	506,080
	$221	$429,069	$2,516	$512,167	$943,973

	December 31, 2025
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$422,275	$500	$15,969	$438,744
Not Rated	262	8,296	2,044	512,141	522,743
	$262	$430,571	$2,544	$528,110	$961,487

Note 4: LOANS RECEIVABLE AND THE ALLOWANCE FOR CREDIT LOSSES - LOANS

The following table presents the loans receivable at March 31, 2026 and December 31, 2025 by class (dollars in thousands).

	March 31, 2026		December 31, 2025
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,176,035	10%	$1,138,298	10%
Investment properties	1,719,220	15	1,701,413	15
Small balance CRE	1,218,388	10	1,212,357	10
Multifamily real estate	798,230	7	850,789	7
Construction, land and land development:
Commercial construction	174,761	2	156,021	1
Multifamily construction	502,166	4	514,330	5
One- to four-family construction	617,233	5	607,447	5
Land and land development	400,959	3	433,678	4
Commercial business:
Commercial business	1,231,154	11	1,225,108	11
Small business scored	1,199,913	10	1,187,360	10
Agricultural business, including secured by farmland	332,440	3	353,152	3
One- to four-family residential	1,563,088	13	1,573,191	13
Consumer:
Consumer—home equity revolving lines of credit	682,692	6	679,489	5
Consumer—other	91,347	1	89,054	1
Total loans	11,707,626	100%	11,721,687	100%
Less allowance for credit losses – loans	(160,352)		(160,276)
Net loans	$11,547,274		$11,561,411

Loan amounts are net of unearned loan fees in excess of unamortized costs of $16.3 million as of March 31, 2026, and $16.5 million as of December 31, 2025. Net loans include net discounts on acquired loans of $2.1 million and $2.4 million as of March 31, 2026 and December 31, 2025, respectively. Net loans does not include accrued interest receivable. Accrued interest receivable on loans was $51.5 million as of March 31, 2026, and $48.2 million as of December 31, 2025 and was reported in accrued interest receivable on the Consolidated Statements of Financial Condition.

The Company had pledged $8.4 billion and $8.2 billion of loans as collateral for FHLB and other borrowings at March 31, 2026 and December 31, 2025, respectively.

Troubled Loan Modifications. Occasionally, the Company offers modifications of loans to borrowers experiencing financial difficulty by providing principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions or any combination of these. The following table presents the amortized cost basis and financial effect of loans at March 31, 2026 and March 31, 2025, that were both experiencing financial difficulty and modified during the three months ended March 31, 2026 and March 31, 2025, respectively (in thousands).

	March 31, 2026
	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Total
Multifamily construction	$—	$3,600	$3,600
One- to four-family construction	460	—	460
Land and land development	1,352	2,340	3,692
Total	$1,812	$5,940	$7,752

	March 31, 2025
	Term Extension	Total
One- to four-family construction	$1,810	$1,810
Land and land development	3,280	3,280
Total	$5,090	$5,090

The Company has committed to lend additional amounts totaling $1.1 million to the borrowers included in the previous table as of March 31, 2026. The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following tables present the performance at March 31, 2026 and March 31, 2025 of loans that had been modified in the previous 12 months (in thousands).

	March 31, 2026
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
One- to four-family construction	$1,482	$—	$—	$—	$1,482
Total	$1,482	$—	$—	$—	$1,482

	March 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial business	$—	$—	$—	$1,183	$1,183
Total	$—	$—	$—	$1,183	$1,183

Loans are considered to be in payment default when they are 90 days or more past due. There were no modified loans that experienced a subsequent default within twelve months of the modification date during the three months ended March 31, 2026 or March 31, 2025.

The following table presents the financial effect of the loan modifications presented above for borrowers experiencing financial difficulty for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31, 2026
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in months)
Multifamily construction	(1.50)%	6
One- to four-family construction	(1.50)%	n/a
Land and land development	(1.50)%	5

Three Months Ended March 31, 2025
Weighted-Average Term Extension (in months)
One- to four-family construction	3
Land and land development	6

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

The following tables present the Company’s portfolio of risk-rated loans by class and by grade as of March 31, 2026 and December 31, 2025 (in thousands). In addition, the tables include the gross charge-offs for the three months ended March 31, 2026 and the year ended December 31, 2025. Revolving loans that are converted to term loans are treated as new originations in the tables below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	March 31, 2026
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2026	2025	2024	2023	2022	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$125,590	$179,836	$173,370	$159,303	$114,181	$333,166	$55,533	$1,140,979
Special Mention	—	—	556	—	—	3,838	—	4,394
Substandard	—	12,349	—	—	9,244	9,069	—	30,662
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$125,590	$192,185	$173,926	$159,303	$123,425	$346,073	$55,533	$1,176,035

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - investment properties
Risk Rating
Pass	$90,470	$271,697	$101,996	$130,501	$204,671	$842,296	$60,084	$1,701,715
Special Mention	—	—	—	—	—	13,545	—	13,545
Substandard	—	—	—	—	—	3,960	—	3,960
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$90,470	$271,697	$101,996	$130,501	$204,671	$859,801	$60,084	$1,719,220

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily real estate
Risk Rating
Pass	$32,449	$29,353	$64,752	$86,832	$195,561	$384,579	$2,682	$796,208
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,022	—	2,022
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$32,449	$29,353	$64,752	$86,832	$195,561	$386,601	$2,682	$798,230

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2026
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2026	2025	2024	2023	2022	Prior

Commercial construction
Risk Rating
Pass	$3,862	$76,846	$37,746	$33,167	$22,402	$—	$—	$174,023
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	738	—	738
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$3,862	$76,846	$37,746	$33,167	$22,402	$738	$—	$174,761

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily construction
Risk Rating
Pass	$37,072	$184,180	$160,141	$87,601	$—	$—	$9,333	$478,327
Special Mention	—	—	—	—	—	—	—	—
Substandard	3,600	20,239	—	—	—	—	—	23,839
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$40,672	$204,419	$160,141	$87,601	$—	$—	$9,333	$502,166

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

One- to four- family construction
Risk Rating
Pass	$147,505	$393,292	$47,620	$—	$—	$—	$21,067	$609,484
Special Mention	—	—	—	—	—	—	—	—
Substandard	1,942	5,069	—	738	—	—	—	7,749
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$149,447	$398,361	$47,620	$738	$—	$—	$21,067	$617,233

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2026
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2026	2025	2024	2023	2022	Prior

Land and land development
Risk Rating
Pass	$58,137	$164,785	$82,156	$29,257	$22,968	$33,306	$4,230	$394,839
Special Mention	—	—	—	—	—	—	—	—
Substandard	3,692	—	468	130	1,016	814	—	6,120
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$61,829	$164,785	$82,624	$29,387	$23,984	$34,120	$4,230	$400,959

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial business
Risk Rating
Pass	$14,548	$208,011	$77,265	$78,739	$121,946	$312,227	$318,908	$1,131,644
Special Mention	—	480	—	—	—	—	36,049	36,529
Substandard	2,850	75	1,383	2,700	1,378	3,819	50,776	62,981
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$17,398	$208,566	$78,648	$81,439	$123,324	$316,046	$405,733	$1,231,154

Current period gross charge-offs	$—	$—	$—	$—	$6	$5	$275	$286

Agricultural business, including secured by farmland
Risk Rating
Pass	$8,792	$33,776	$12,608	$33,301	$20,440	$78,708	$110,135	$297,760
Special Mention	—	—	—	—	—	1,393	—	1,393
Substandard	—	530	—	4,445	8,319	11,682	8,311	33,287
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business, including secured by farmland	$8,792	$34,306	$12,608	$37,746	$28,759	$91,783	$118,446	$332,440

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$199,049	$205,626	$171,690	$105,779	$135,162	$226,813	$61,016	$1,105,135
Special Mention	—	558	—	9,603	—	2,806	—	12,967
Substandard	—	—	288	8,534	—	11,374	—	20,196
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$199,049	$206,184	$171,978	$123,916	$135,162	$240,993	$61,016	$1,138,298

Gross charge-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - investment properties
Risk Rating
Pass	$296,157	$106,127	$131,328	$209,997	$241,372	$642,420	$63,376	$1,690,777
Special Mention	—	—	—	—	—	6,652	—	6,652
Substandard	—	—	—	—	—	3,984	—	3,984
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$296,157	$106,127	$131,328	$209,997	$241,372	$653,056	$63,376	$1,701,413

Gross charge-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily real estate
Risk Rating
Pass	$44,775	$89,961	$89,370	$233,563	$168,171	$221,236	$1,671	$848,747
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,042	—	2,042
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$44,775	$89,961	$89,370	$233,563	$168,171	$223,278	$1,671	$850,789

Gross charge-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior

Commercial construction
Risk Rating
Pass	$61,803	$36,567	$35,243	$21,666	$—	$—	$—	$155,279
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	742	—	—	742
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$61,803	$36,567	$35,243	$21,666	$742	$—	$—	$156,021

Gross charge-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily construction
Risk Rating
Pass	$190,491	$180,871	$109,466	$—	$—	$—	$9,126	$489,954
Special Mention	5,100	—	—	—	—	—	—	5,100
Substandard	19,276	—	—	—	—	—	—	19,276
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$214,867	$180,871	$109,466	$—	$—	$—	$9,126	$514,330

Gross charge-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—

One- to four- family construction
Risk Rating
Pass	$494,781	$82,237	$—	$—	$—	$—	$22,919	$599,937
Special Mention	2,381	—	—	—	—	—	—	2,381
Substandard	4,391	—	738	—	—	—	—	5,129
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$501,553	$82,237	$738	$—	$—	$—	$22,919	$607,447

Gross charge-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior

Land and land development
Risk Rating
Pass	$223,638	$104,496	$31,388	$23,470	$18,588	$16,033	$7,156	$424,769
Special Mention	4,472	—	—	—	—	—	—	4,472
Substandard	638	468	1,338	1,286	99	608	—	4,437
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$228,748	$104,964	$32,726	$24,756	$18,687	$16,641	$7,156	$433,678

Gross charge-offs for the year ended December 31, 2025	$218	$—	$—	$—	$—	$—	$—	$218

Commercial business
Risk Rating
Pass	$206,830	$114,469	$82,152	$126,537	$68,700	$252,020	$290,225	$1,140,933
Special Mention	—	—	—	213	—	—	44,672	44,885
Substandard	17,131	2,648	2,498	1,264	901	3,357	11,491	39,290
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$223,961	$117,117	$84,650	$128,014	$69,601	$255,377	$346,388	$1,225,108

Gross charge-offs for the year ended December 31, 2025	$—	$1,941	$908	$—	$18	$164	$567	$3,598

Agricultural business, including secured by farmland
Risk Rating
Pass	$17,455	$12,989	$34,593	$20,096	$21,745	$58,558	$142,528	$307,964
Special Mention	388	—	—	648	—	3,289	319	4,644
Substandard	6,289	74	4,445	8,424	1,560	11,565	8,187	40,544
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business, including secured by farmland	$24,132	$13,063	$39,038	$29,168	$23,305	$73,412	$151,034	$353,152

Gross charge-offs for the year ended December 31, 2025	$—	$—	$730	$361	$—	$1,325	$—	$2,416

The following tables present the Company’s portfolio of non-risk-rated loans by class and delinquency status as of March 31, 2026 and December 31, 2025 (in thousands). In addition, the tables include the gross charge-offs for the three months ended March 31, 2026 and the year ended December 31, 2025. Revolving loans that are converted to term loans are treated as new originations in the tables below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	March 31, 2026
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2026	2025	2024	2023	2022	Prior

Small balance CRE
Past Due Category
Current	$37,679	$101,245	$73,902	$85,006	$194,895	$721,800	$—	$1,214,527
30-59 Days Past Due	—	—	—	—	1,885	978	—	2,863
60-89 Days Past Due	—	—	—	—	—	—	—	—
90 Days + Past Due	—	—	—	62	—	936	—	998
Total Small balance CRE	$37,679	$101,245	$73,902	$85,068	$196,780	$723,714	$—	$1,218,388

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Small business scored
Past Due Category
Current	$56,020	$220,766	$178,938	$139,880	$194,109	$265,343	$138,017	$1,193,073
30-59 Days Past Due	—	24	648	614	1,448	825	464	4,023
60-89 Days Past Due	—	8	101	75	17	75	83	359
90 Days + Past Due	—	—	—	777	1,401	280	—	2,458
Total Small business scored	$56,020	$220,798	$179,687	$141,346	$196,975	$266,523	$138,564	$1,199,913

Current period gross charge-offs	$—	$10	$10	$349	$158	$50	$—	$577

One- to four- family residential
Past Due Category
Current	$35,893	$100,334	$185,143	$273,288	$486,463	$446,160	$—	$1,527,281
30-59 Days Past Due	—	947	2,801	3,629	4,022	3,059	—	14,458
60-89 Days Past Due	—	—	2,460	1,652	—	1,303	—	5,415
90 Days + Past Due	—	357	2,169	2,354	5,022	6,032	—	15,934
Total One- to four- family residential	$35,893	$101,638	$192,573	$280,923	$495,507	$456,554	$—	$1,563,088

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2026
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2026	2025	2024	2023	2022	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$3,110	$1,357	$1,682	$2,854	$6,926	$12,107	$648,206	$676,242
30-59 Days Past Due	—	—	86	391	761	693	1,525	3,456
60-89 Days Past Due	—	—	—	1	189	96	—	286
90 Days + Past Due	—	—	100	678	276	1,654	—	2,708
Total Consumer—home equity revolving lines of credit	$3,110	$1,357	$1,868	$3,924	$8,152	$14,550	$649,731	$682,692

Current period gross charge-offs	$—	$—	$—	$—	$—	$45	$—	$45

Consumer-other
Past Due Category
Current	$2,503	$10,550	$5,115	$3,592	$19,492	$24,551	$25,187	$90,990
30-59 Days Past Due	—	—	—	13	30	38	74	155
60-89 Days Past Due	—	1	—	—	—	135	66	202
90 Days + Past Due	—	—	—	—	—	—	—	—
Total Consumer-other	$2,503	$10,551	$5,115	$3,605	$19,522	$24,724	$25,327	$91,347

Current period gross charge-offs	$—	$36	$26	$43	$65	$101	$290	$561

	December 31, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior

Small balance CRE
Past Due Category
Current	$103,382	$72,801	$85,106	$198,097	$206,554	$543,983	$—	$1,209,923
30-59 Days Past Due	—	—	—	1,283	—	113	—	1,396
60-89 Days Past Due	—	—	—	—	—	513	—	513
90 Days + Past Due	—	—	66	—	459	—	—	525
Total Small balance CRE	$103,382	$72,801	$85,172	$199,380	$207,013	$544,609	$—	$1,212,357

Gross charge-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—

Small business scored
Past Due Category
Current	$228,509	$185,753	$146,606	$201,580	$125,471	$152,648	$140,156	$1,180,723
30-59 Days Past Due	53	122	122	2,394	195	1,403	167	4,456
60-89 Days Past Due	131	—	135	353	6	—	152	777
90 Days + Past Due	—	—	532	239	226	407	—	1,404
Total Small business scored	$228,693	$185,875	$147,395	$204,566	$125,898	$154,458	$140,475	$1,187,360

Gross charge-offs for the year ended December 31, 2025	$75	$181	$862	$623	$149	$60	$—	$1,950

One- to four- family residential
Past Due Category
Current	$111,613	$193,605	$281,207	$496,857	$225,148	$230,488	$—	$1,538,918
30-59 Days Past Due	—	1,695	3,034	2,228	1,325	1,433	—	9,715
60-89 Days Past Due	—	1,911	—	1,315	453	1,455	—	5,134
90 Days + Past Due	357	4,170	3,079	5,022	4,421	2,375	—	19,424
Total One- to four- family residential	$111,970	$201,381	$287,320	$505,422	$231,347	$235,751	$—	$1,573,191

Gross charge-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$13	$—	$13

	December 31, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$3,526	$2,138	$2,781	$6,796	$2,719	$8,126	$646,536	$672,622
30-59 Days Past Due	—	—	360	908	536	160	1,853	3,817
60-89 Days Past Due	—	—	208	345	—	300	—	853
90 Days + Past Due	—	100	669	345	—	1,083	—	2,197
Total Consumer—home equity revolving lines of credit	$3,526	$2,238	$4,018	$8,394	$3,255	$9,669	$648,389	$679,489

Gross charge-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—

Consumer-other
Past Due Category
Current	$11,532	$5,810	$3,783	$20,899	$6,145	$19,294	$21,054	$88,517
30-59 Days Past Due	—	6	45	31	—	94	151	327
60-89 Days Past Due	—	11	10	—	10	17	77	125
90 Days + Past Due	—	—	—	51	—	34	—	85
Total Consumer-other	$11,532	$5,827	$3,838	$20,981	$6,155	$19,439	$21,282	$89,054

Gross charge-offs for the year ended December 31, 2025	$21	$18	$57	$89	$50	$189	$1,195	$1,619

The following tables provide the amortized cost basis of collateral-dependent loans as of March 31, 2026 and December 31, 2025 (in thousands). Our collateral dependent loans presented in the tables below have no significant concentrations by property type or location.

	March 31, 2026
	Real Estate	Equipment	Inventory	Total
Commercial real estate:
Owner-occupied	$797	$49	$183	$1,029
Small balance CRE	460	—	—	460
Construction, land and land development:
One- to four-family construction	2,006	—	—	2,006
Land and land development	230	—	—	230
Commercial business
Commercial business	1,046	—	—	1,046
Small business scored	239	—	—	239
Agricultural business, including secured by farmland	3,966	1,491	—	5,457
One- to four-family residential	11,525	—	—	11,525
Consumer:
Consumer—home equity revolving lines of credit	247	—	—	247
Total	$20,516	$1,540	$183	$22,239

	December 31, 2025
	Real Estate	Equipment	Inventory	Total
Commercial real estate:
Small balance CRE	$460	$—	$—	$460
Construction, land and land development:
One- to four-family construction	2,006	—	—	2,006
Land and land development	1,970	—	—	1,970
Commercial business
Commercial business	715	—	1,460	2,175
Small business scored	239	—	—	239
Agricultural business, including secured by farmland	3,064	1,491	—	4,555
One- to four-family residential	12,466	—	—	12,466
Consumer:
Consumer—home equity revolving lines of credit	252	—	—	252
Total	$21,172	$1,491	$1,460	$24,123

The following tables provide additional detail on the age analysis of the Company’s past due loans as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$—	$1,029	$1,029	$1,175,006	$1,176,035	$1,029	$1,029	$—
Investment properties	—	—	—	—	1,719,220	1,719,220	—	—	—
Small balance CRE	2,863	—	998	3,861	1,214,527	1,218,388	459	998	—
Multifamily real estate	—	—	—	—	798,230	798,230	—	—	—
Construction, land and land development:
Commercial construction	—	—	—	—	174,761	174,761	—	—	—
Multifamily construction	—	—	—	—	502,166	502,166	—	—	—
One- to four-family construction	2,047	—	2,006	4,053	613,180	617,233	2,006	2,006	—
Land and land development	834	—	1,448	2,282	398,677	400,959	230	2,315	—
Commercial business:
Commercial business	329	53	1,537	1,919	1,229,235	1,231,154	1,048	2,476	—
Small business scored	4,023	359	2,458	6,840	1,193,073	1,199,913	239	4,512	—
Agricultural business, including secured by farmland	206	433	2,395	3,034	329,406	332,440	2,544	5,511	—
One- to four-family residential	14,458	5,415	15,934	35,807	1,527,281	1,563,088	10,234	20,945	636
Consumer:
Consumer—home equity revolving lines of credit	3,456	286	2,708	6,450	676,242	682,692	247	4,214	795
Consumer—other	155	202	—	357	90,990	91,347	—	—	—
Total	$28,371	$6,748	$30,513	$65,632	$11,641,994	$11,707,626	$18,036	$44,006	$1,431

(1)     The Company did not recognize any interest income on non-accrual loans during the three months ended March 31, 2026.

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$260	$—	$—	$260	$1,138,038	$1,138,298	$—	$—	$—
Investment properties	—	—	—	—	1,701,413	1,701,413	—	—	—
Small balance CRE	1,396	513	525	2,434	1,209,923	1,212,357	459	525	—
Multifamily real estate	—	—	—	—	850,789	850,789	—	—	—
Construction, land and land development:
Commercial construction	—	—	—	—	156,021	156,021	—	—	—
Multifamily construction	—	—	—	—	514,330	514,330	—	—	—
One- to four-family construction	289	—	2,007	2,296	605,151	607,447	738	738	1,268
Land and land development	623	517	3,298	4,438	429,240	433,678	1,970	4,437	—
Commercial business:
Commercial business	992	—	2,813	3,805	1,221,303	1,225,108	716	3,390	—
Small business scored	4,456	777	1,404	6,637	1,180,723	1,187,360	239	3,361	—
Agricultural business, including secured by farmland	—	—	1,546	1,546	351,606	353,152	1,490	4,609	—
One-to four-family residential	9,715	5,134	19,424	34,273	1,538,918	1,573,191	10,272	19,855	2,698
Consumer:
Consumer—home equity revolving lines of credit	3,817	853	2,197	6,867	672,622	679,489	252	4,559	114
Consumer—other	327	125	85	537	88,517	89,054	—	51	34
Total	$21,875	$7,919	$33,299	$63,093	$11,658,594	$11,721,687	$16,136	$41,525	$4,114

(1)     The Company did not recognize any interest income on non-accrual loans during the year ended December 31, 2025.

The following tables provide the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31, 2026
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$41,599	$9,805	$35,508	$37,785	$5,567	$19,552	$10,460	$160,276
Provision/(recapture) for credit losses	178	(604)	(923)	2,449	(641)	75	758	1,292
Recoveries	11	—	4	81	4	13	140	253
Charge-offs	—	—	—	(863)	—	—	(606)	(1,469)
Ending balance	$41,788	$9,201	$34,589	$39,452	$4,930	$19,640	$10,752	$160,352

	For the Three Months Ended March 31, 2025
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$40,830	$10,308	$29,038	$38,611	$5,727	$20,807	$10,200	$155,521
(Recapture)/provision for credit losses	(811)	(199)	3,004	2,798	(96)	(230)	83	4,549
Recoveries	57	—	—	557	10	188	119	931
Charge-offs	—	—	—	(3,301)	—	(13)	(364)	(3,678)
Ending balance	$40,076	$10,109	$32,042	$38,665	$5,641	$20,752	$10,038	$157,323

Note 5: GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At March 31, 2026, intangible assets are comprised of goodwill and core deposit intangibles (CDI) acquired in business combinations. Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed at least annually for impairment. The Company has identified one reporting unit for the purpose of evaluating goodwill for impairment. The Company completed an assessment of qualitative factors as of December 31, 2025 and concluded that no further analysis was required as it was more likely than not that the fair value of the reporting unit exceeded the carrying value.

CDI represents the value of transaction-related deposits and the value of the client relationships associated with the deposits. The Company amortizes CDI assets over their estimated useful lives and reviews them at least annually for events or circumstances that could impair their value.

The following table summarizes the changes in the Company’s goodwill and other intangibles for the year ended December 31, 2025 and the three months ended March 31, 2026 (in thousands):

	Goodwill	CDI	Total
Balance, December 31, 2024	$373,121	$3,058	$376,179
Amortization	—	(1,567)	(1,567)
Balance, December 31, 2025	373,121	1,491	374,612
Amortization	—	(256)	(256)
Balance, March 31, 2026	$373,121	$1,235	$374,356

The following table presents the estimated amortization expense with respect to CDI as of March 31, 2026, for the periods indicated (in thousands):

Estimated Amortization
Remainder of 2026	$648
2027	426
2028	126
2029	35
$1,235

Mortgage Servicing Rights:  Mortgage and Small Business Administration (SBA) servicing rights are reported in other assets.  SBA servicing rights are initially recorded and carried at fair value. Mortgage servicing rights are initially recognized at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  The unpaid principal balance of loans for which mortgage and SBA servicing rights have been recognized totaled $2.76 billion and $2.77 billion at March 31, 2026 and December 31, 2025, respectively.  Custodial accounts maintained in connection with this servicing totaled $23.2 million and $13.1 million at March 31, 2026 and December 31, 2025, respectively.

An analysis of the mortgage and SBA servicing rights for the three months ended March 31, 2026 and 2025 is presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance, beginning of the period	$12,602	$13,487
Additions—amounts capitalized	661	616
Additions—through purchase	—	2
Amortization (1)	(838)	(769)
Fair value adjustments (2)	(13)	85
Balance, end of the period	$12,412	$13,421

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

Note 6: DEPOSITS

Deposits consisted of the following at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Non-interest-bearing accounts	$4,532,639	$4,489,839
Interest-bearing checking	2,628,731	2,609,080
Regular savings accounts	3,859,530	3,723,922
Money market accounts	1,354,650	1,388,001
Total interest-bearing transaction and savings accounts	7,842,911	7,721,003
Certificates of deposit:
Certificates of deposit greater than or equal to $250,000	514,860	528,102
Certificates of deposit less than $250,000	949,954	1,004,202
Total certificates of deposit	1,464,814	1,532,304
Total deposits	$13,840,364	$13,743,146
Included in total deposits:
Public fund transaction and savings accounts	$384,622	$373,529
Public fund interest-bearing certificates	36,125	34,431
Total public deposits	$420,747	$407,960
Total brokered certificates of deposit	$—	$50,002

Scheduled maturities and weighted average interest rates of certificates of deposit at March 31, 2026, are as follows (dollars in thousands):

	March 31, 2026
	Amount	Weighted Average Rate
Maturing in one year or less	$1,417,897	3.12%
Maturing after one year through two years	32,395	2.01
Maturing after two years through three years	7,716	0.62
Maturing after three years through four years	2,090	0.87
Maturing after four years through five years	4,297	2.63
Maturing after five years	419	0.51
Total certificates of deposit	$1,464,814	3.08%

Note 7: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2026 and December 31, 2025, whether or not recognized or recorded in the Consolidated Statements of Financial Condition (dollars in thousands):

		March 31, 2026		December 31, 2025
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$439,239	$439,239	$422,640	$422,640
Securities—available-for-sale	2	2,004,707	2,004,707	1,985,990	1,985,990
Securities—available-for-sale	3	30,314	30,314	30,271	30,271
Securities—held-to-maturity	2	938,636	786,740	955,459	808,965
Securities—held-to-maturity	3	5,052	5,023	5,737	5,703
Loans held for sale	2	33,778	33,845	42,902	43,062
Loans receivable, net	3	11,547,274	11,493,796	11,561,411	11,497,137
Equity securities	1	510	510	406	406
FHLB stock	3	9,809	9,809	16,476	16,476
Bank-owned life insurance	1	321,660	321,660	319,347	319,347
Mortgage servicing rights	3	11,321	36,095	11,498	34,862
SBA servicing rights	3	1,091	1,091	1,104	1,104
Investments in limited partnerships	3	15,881	15,881	15,566	15,566
Derivatives:
Interest rate swaps	2	9,878	9,878	9,978	9,978
Interest rate lock and forward sales commitments	2,3	476	476	333	333
Liabilities:
Demand, interest checking and money market accounts	2	8,516,020	8,516,020	8,486,920	8,486,920
Regular savings	2	3,859,530	3,859,530	3,723,922	3,723,922
Certificates of deposit	2	1,464,814	1,458,958	1,532,304	1,527,803
FHLB advances	2	—	—	150,000	150,000
Other borrowings	2	115,723	115,723	107,715	107,715
Subordinated notes, net	2	—	—	—	—
Junior subordinated debentures	3	79,472	79,472	79,151	79,151
Derivatives:
Interest rate swaps	2	19,509	19,509	19,207	19,207
Interest rate lock and forward sales commitments	2,3	85	85	151	151
Risk participation agreement	2	6	6	5	5

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency obligations	$—	$9,084	$—	$9,084
Municipal bonds	—	146,437	—	146,437
Corporate bonds	—	97,306	30,314	127,620
Mortgage-backed or related securities	—	1,550,815	—	1,550,815
Asset-backed securities	—	201,065	—	201,065
	—	2,004,707	30,314	2,035,021

Loans held for sale(1)	—	25,215	—	25,215
Equity securities	510	—	—	510
SBA servicing rights	—	—	1,091	1,091
Investment in limited partnerships	—	—	14,860	14,860

Derivatives
Interest rate swaps	—	9,878	—	9,878
Interest rate lock and forward sales commitments	—	446	30	476
	$510	$2,040,246	$46,295	$2,087,051
Liabilities:
Junior subordinated debentures	$—	$—	$79,472	$79,472
Derivatives
Interest rate swaps	—	19,509	—	19,509
Interest rate lock and forward sales commitments	—	—	85	85
Risk participation agreement	—	6	—	6
	$—	$19,515	$79,557	$99,072

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency obligations	$—	$6,143	$—	$6,143
Municipal bonds	—	143,457	—	143,457
Corporate bonds	—	87,518	30,271	117,789
Mortgage-backed or related securities	—	1,596,332	—	1,596,332
Asset-backed securities	—	152,540	—	152,540
	—	1,985,990	30,271	2,016,261

Loans held for sale(1)	—	34,586	—	34,586
Equity securities	406	—	—	406
SBA servicing rights	—	—	1,104	1,104
Investment in limited partnerships	—	—	14,545	14,545

Derivatives
Interest rate swaps	—	9,978	—	9,978
Interest rate lock and forward sales commitments	—	—	333	333
	$406	$2,030,554	$46,253	$2,077,213
Liabilities:
Junior subordinated debentures	$—	$—	$79,151	$79,151
Derivatives
Interest rate swaps	—	19,207	—	19,207
Interest rate lock and forward sales commitments	—	83	68	151
Risk participation agreement	—	5	—	5
	$—	$19,295	$79,219	$98,514

(1)    The unpaid principal balance of residential mortgage loans held for sale carried at fair value on a recurring basis was $24.9 million and $33.6 million at March 31, 2026 and December 31, 2025, respectively.

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

SBA Servicing Rights: Fair values are estimated based on an independent dealer analysis by discounting estimated net future cash flows from servicing. The evaluation utilizes assumptions market participants would use in determining fair value including prepayment speeds, delinquency and foreclosure rates, the discount rate, servicing costs, and the timing of cash flows.  The SBA servicing portfolio is stratified by loan type and fair value estimates are adjusted based on the serviced loan interest rates versus current rates on new loan originations since the most recent independent analysis.

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

Limitations: The fair value estimates presented herein are based on pertinent information available to Management as of March 31, 2026 and December 31, 2025.  The factors used in the fair value estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, and quantitative and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and non-recurring basis at March 31, 2026 and December 31, 2025:

			Weighted Average Rate or Range
Financial Instruments	Valuation Technique	Unobservable Inputs	March 31, 2026	December 31, 2025
Corporate bonds (TPS)	Discounted cash flows	Discount rate	6.94%	6.91%
Junior subordinated debentures	Discounted cash flows	Discount rate	6.94%	6.91%
Loans individually evaluated	Collateral valuations	Discount to appraised value	8.75% to 10.00%	0% to 8.75%
Interest rate lock commitments	Pricing model	Pull-through rate	88.11%	88.86%
SBA servicing rights	Discounted cash flows	Constant prepayment rate	18.08%	18.14%

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

Junior subordinated debentures: Similar to the TPS discussed above, Management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner’s credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of March 31, 2026, or the passage of time, will result in negative fair value adjustments. At March 31, 2026, the discount rate utilized was based on a credit spread of 326 basis points and three-month SOFR of 368 basis points.

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

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31, 2026
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$30,271	$79,151	$265	$14,545	$1,104
Net change recognized in earnings	87	—	(320)	116	(13)
Net change recognized in accumulated other comprehensive income (AOCI)	(44)	321	—	—	—
Purchases, issuances and settlements	—	—	—	199	—
Ending balance at March 31, 2026	$30,314	$79,472	$(55)	$14,860	$1,091

	Three Months Ended March 31, 2025
	Level 3 Fair Value Inputs
	TPS	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$25,685	$67,477	$108	$13,955	$869
Net change recognized in earnings	74	—	197	280	85
Net change recognized in AOCI	(3)	234	—	—	—
Purchases, issuances and settlements	—	—	—	790	—
Ending balance at March 31, 2025	$25,756	$67,711	$305	$15,025	$954

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

Items Measured at Fair Value on a Non-recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$3,948	$3,948
Real estate owned (REO)	—	—	6,248	6,248

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$5,607	$5,607
REO	—	—	5,578	5,578

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

Note 8: INCOME TAXES, DEFERRED TAXES, AND TAX CREDIT INVESTMENTS

As of March 31, 2026, the Company had a net deferred tax asset of $128.3 million, compared to $127.6 million at December 31, 2025. In addition, the Company has estimated $2.0 million of unrecognized tax benefits related to uncertain tax positions.

The Company recorded income tax expense of $12.8 million and $10.7 million for the three months ended March 31, 2026 and 2025, respectively, representing effective tax rates of 19.0% and 19.1%, respectively. The effective tax rates differed from the statutory rate principally due to the effects of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Tax Credit Investments:
Total commitments	$205,902	$215,688
Unfunded commitments	104,459	118,471

The following table presents other information related to the Company’s tax credit investments for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Tax credits and other tax benefits recognized	$5,532	$4,245
Tax credit amortization expense included in provision for income taxes	4,086	3,510

Note 9: CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings per share data for the three months ended March 31, 2026 and 2025 (in thousands, except shares and per share data):

	Three Months Ended March 31,
	2026	2025
Net income	$54,716	$45,135

Basic weighted average shares outstanding	34,039,234	34,509,815
Dilutive effect of unvested restricted stock	215,353	268,872
Diluted weighted average shares outstanding	34,254,587	34,778,687
Earnings per common share
Basic	$1.61	$1.31
Diluted	$1.60	$1.30

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

The Company reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of March 31, 2026, 583,024 restricted stock units have been granted under the 2014 Plan of which 92,175 restricted stock units were unvested. No further awards will be granted under the 2014 Plan.

The Company reserved 900,000 shares of common stock for issuance under the 2018 Plan in connection with the exercise of awards. As of March 31, 2026, 892,720 restricted stock units have been granted under the 2018 Plan of which 181,409 restricted stock units were unvested.

The Company reserved 625,000 shares of common stock for issuance under the 2023 Plan in connection with the exercise of awards. As of March 31, 2026, 7,720 restricted stock shares and 122,964 restricted stock units have been granted under the 2023 Plan of which 2,793 restricted stock shares and 112,147 restricted stock units were unvested.

The expense associated with all restricted stock grants (including restricted stock shares and restricted stock units) was $2.7 million and $2.2 million for the three month periods ended March 31, 2026 and March 31, 2025, respectively. Unrecognized compensation expense for these awards as of March 31, 2026, was $11.2 million and will be recognized over a weighted average period of 11 months.

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

Outstanding commitments consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	March 31, 2026	December 31, 2025
Commitments to extend credit	$4,005,841	$3,978,474
Standby letters of credit and financial guarantees	27,527	26,406
Risk participation agreements	40,647	41,191

Commitments to originate loans held for sale	64,788	39,895
Commitments to sell loans secured by one- to four-family residential properties	30,682	43,264
Commitments to sell securities related to mortgage banking activities	56,556	27,250

In addition to the commitments disclosed in the table above, the Company is also committed to funding the unfunded portion of its tax credit investments, as well as the remaining unfunded portion of its investments in limited partnerships. As of March 31, 2026 and December 31, 2025, the remaining outstanding commitments related to the unfunded tax credit investments and limited partnership investments were as follows (in thousands):

Unfunded commitment balance for:	March 31, 2026	December 31, 2025
Tax credit investments	$104,459	$118,471
Limited partnerships investments	$11,198	$11,398

Commitments to extend credit are agreements to lend to a client, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each client’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on Management’s credit evaluation of the client. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company’s allowance for credit losses - unfunded loan commitments at March 31, 2026 and December 31, 2025 was $12.9 million and $15.0 million, respectively.

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

Interest rates on one- to four-family residential loan applications are typically rate locked (committed) to clients during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments have the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the client. The Bank then attempts to deliver these loans before their rate locks expire. This arrangement generally requires delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans may require a lock extension. The cost of a lock extension is sometimes covered by the client and other times by the Bank. These lock extension costs have not had a material impact to the Company’s operations. For mandatory delivery commitments the Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during the three months ended March 31, 2026 or March 31, 2025. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to clients and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract. Changes in the value of rate lock commitments are recorded as assets and liabilities.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counterclaims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Bank holds a security interest.  Based upon the information known to Management, there were no legal proceedings, pending or threatened, that Management believes would have a material adverse effect on the results of operations or consolidated financial position at March 31, 2026.

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

As of March 31, 2026 and December 31, 2025, the notional values or contractual amounts and fair values of the Company’s derivatives were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2026		December 31, 2025		March 31, 2026		December 31, 2025
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
Interest rate swaps	$421,679	$19,490	$409,748	$19,185	$421,679	$19,509	$409,748	$19,207
Master netting agreements		(9,612)		(9,207)		—		—
Net interest rate swaps		9,878		9,978		19,509		19,207
Risk participation agreements	525	—	583	—	40,122	6	40,607	5
Mortgage loan commitments	9,192	30	39,895	333	55,596	55	—	—
Forward sales contracts	69,483	446	28,405	—	9,192	30	33,793	151
Total	$500,879	$10,354	$478,631	$10,311	$526,589	$19,600	$484,148	$19,363

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

Risk Participation Agreements: In conjunction with the purchase or sale of participating interests in loans, the Company also participates in related swaps through risk participation agreements which are used to share in the credit risk associated with interest rate swaps on participated loans. The existing credit derivatives resulting from these participations are not designated as hedges as they are not used to manage interest rate risk in the Company’s assets or liabilities and are not speculative.

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

Gains (losses) recognized in income within mortgage banking operations on non-designated hedging instruments for the three months ended March 31, 2026 and 2025, were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Mortgage loan commitments	$(290)	$281
Forward sales contracts	568	(457)
	$278	$(176)

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and Management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between the Bank and the dealer counterparties, the agreements contain a provision where if the Bank fails to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required the Bank to maintain a specific capital level. If the Bank had breached any of these provisions at March 31, 2026 or December 31, 2025, it could have been required to settle its obligations under the agreements at the termination value. As of March 31, 2026 and December 31, 2025, the Company had no obligations to dealer counterparties related to these agreements. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $18.5 million and $17.4 million as of March 31, 2026 and December 31, 2025, respectively. The collateral posted included restricted cash of $17.6 million and $16.4 million as of March 31, 2026 and December 31, 2025, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable. In addition, some interest rate swap derivatives between the Company and the dealer counterparties are cleared through central clearing houses. These clearing houses characterize the variation margin payments as settlements of the derivative’s market exposure and not as collateral. The variation margin is treated as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative asset or liability. The variation margin adjustment was a positive adjustment of $9.6 million and a positive adjustment of $9.2 million as of March 31, 2026 and December 31, 2025, respectively.

The following tables present additional information related to the Company’s derivative contracts, by type of financial instrument, as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$19,490	$(9,612)	$9,878	$—	$—	$9,878
	$19,490	$(9,612)	$9,878	$—	$—	$9,878
Derivative liabilities
Interest rate swaps	$19,509	$—	$19,509	$—	$(16,901)	$2,608
	$19,509	$—	$19,509	$—	$(16,901)	$2,608

	December 31, 2025
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$19,185	$(9,207)	$9,978	$—	$—	$9,978
	$19,185	$(9,207)	$9,978	$—	$—	$9,978
Derivative liabilities
Interest rate swaps	$19,207	$—	$19,207	$—	$(15,767)	$3,440
	$19,207	$—	$19,207	$—	$(15,767)	$3,440

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

Note 14: SUBSEQUENT EVENT

On April 30,2026, the Company entered into a definitive merger agreement to acquire Pacific Financial Corporation, the holding company for Bank of the Pacific, in an all stock transaction. Under the terms of the agreement, at the effective time of the merger, shareholders of Pacific Financial Corporation will receive 0.2633 shares of Banner Corporation common stock for each Pacific Financial Corporation common share they own. The transaction is expected to close in the third quarter of 2026 and is subject to closing conditions, including Pacific Financial shareholder and regulatory approvals. As the transaction has not closed as of the date these unaudited condensed consolidated financial statements were issued, the acquisition has not been reflected in the accompanying unaudited condensed consolidated financial statements.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Banner is a bank holding company incorporated in the State of Washington, which wholly owns its subsidiary bank, Banner Bank. The Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington, and as of March 31, 2026, it had 135 branch offices and 15 loan production offices located in Washington, Oregon, California, Idaho, Utah and Nevada.  Banner is subject to regulation by the Federal Reserve.  The Bank is subject to regulation by the Washington State Department of Financial Institutions – Division of Banks (the DFI) and the Federal Deposit Insurance Corporation (the FDIC).  As of March 31, 2026, we had total consolidated assets of $16.34 billion, total loans of $11.71 billion, total deposits of $13.84 billion and total shareholders’ equity of $1.97 billion.

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

First Quarter 2026 Financial Highlights
•Net interest margin, on a tax equivalent basis, was 4.11% for current quarter, compared to 4.03% in the preceding quarter.
•Revenue was $169.3 million for the first quarter of 2026, compared to $167.7 million in the preceding quarter.
•Net interest income was $150.2 million in the first quarter of 2026, compared to $152.4 million in the preceding quarter.
•Mortgage banking operations revenue was $3.2 million for the first quarter of 2026, compared to $3.6 million in the preceding quarter.
•Return on average assets was 1.37%, compared to 1.24% in the preceding quarter.
•Net loans receivable were $11.55 billion at March 31, 2026, compared to $11.56 billion at December 31, 2025.
•Total deposits increased to $13.84 billion at March 31, 2026, compared to $13.74 billion at December 31, 2025.
•Core deposits represented 89% of total deposits at March 31, 2026.
•Non-performing assets were $51.7 million, or 0.32% of total assets, at March 31, 2026, compared to $51.2 million, or 0.31% of total assets at December 31, 2025.
•The allowance for credit losses - loans was $160.4 million, or 1.37% of total loans receivable, as of March 31, 2026, compared to $160.3 million, or 1.37% of total loans receivable, at December 31, 2025.
•Dividends paid to shareholders were $0.50 per share in the quarter ended March 31, 2026.
•Common shareholders’ equity per share increased 2% to $58.06 at March 31, 2026, compared to $57.08 at December 31, 2025.
•Tangible common shareholders’ equity per share* increased 2% to $47.00 at March 31, 2026, compared to $46.09 at December 31, 2025.
•Repurchased 250,000 shares of Banner common stock during the first quarter of 2026 at an average price of $64.56 per share.

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

Adjusted revenue, adjusted diluted earnings per share, adjusted return on average assets, adjusted return on average equity, return on average tangible common equity, and adjusted efficiency ratio are non-GAAP financial measures. To calculate these non-GAAP measures, we make adjustments to our GAAP revenues and expenses as reported on our Consolidated Statements of Operations. Management believes that these non-GAAP financial measures provide information to investors that is useful in evaluating the operating performance and trends of financial services companies, including the Company (dollars in thousands except per share data).

	Quarters Ended
	Mar 31, 2026	Dec 31, 2025	Mar 31, 2025
ADJUSTED REVENUE
Net interest income (GAAP)	$150,169	$152,448	$141,083
Non-interest income (GAAP)	19,161	15,225	19,108
Total revenue (GAAP)	169,330	167,673	160,191
Exclude: Net loss on sale of securities	1,242	—	—
Net change in valuation of financial instruments carried at fair value	(1,662)	2,010	(315)
Losses on building and lease exits	—	169	—
Adjusted revenue (non-GAAP)	$168,910	$169,852	$159,876

	Quarters Ended
	Mar 31, 2026	Dec 31, 2025	Mar 31, 2025
ADJUSTED EARNINGS
Net income (GAAP)	$54,716	$51,249	$45,135
Exclude: Net loss on sale of securities	1,242	—	—
Net change in valuation of financial instruments carried at fair value	(1,662)	2,010	(315)
Building and lease exit costs, net	9	603	—
Related net tax expense (benefit)	99	(627)	76
Total adjusted earnings (non-GAAP)	$54,404	$53,235	$44,896
Diluted earnings per share (GAAP)	$1.60	$1.49	$1.30
Adjusted diluted earnings per share (non-GAAP)	$1.59	$1.55	$1.29
Return on average assets	1.37%	1.24%	1.15%
Adjusted return on average assets (1)	1.36%	1.29%	1.14%
Return on average equity	11.29%	10.56%	10.17%
Adjusted return on average equity (2)	11.23%	10.97%	10.12%

AVERAGE TANGIBLE COMMON EQUITY	Quarters Ended
	Mar 31, 2026	Dec 31, 2025	Mar 31, 2025
Net Income (GAAP)	$54,716	$51,249	$45,135
Exclude: Amortization of intangibles, net of tax	202	249	360
Tangible net income available to common shareholders (non-GAAP)	$54,918	$51,498	$45,495

Average common shareholder’s equity	$1,965,463	$1,925,529	$1,799,078
Exclude: Average goodwill and other intangible assets, net	374,477	374,764	375,943
Average tangible common equity	$1,590,986	$1,550,765	$1,423,135

Return on average equity	11.29%	10.56%	10.17%
Return on average tangible common equity (3)	14.00%	13.17%	12.96%

	Quarters Ended
	Mar 31, 2026	Dec 31, 2025	Mar 31, 2025
ADJUSTED EFFICIENCY RATIO
Non-interest expense (GAAP)	$102,608	$104,145	$101,259
Exclude: CDI amortization	(256)	(315)	(456)
State and municipal tax expense	(1,820)	(1,751)	(1,454)
REO operations	(109)	43	61
Building and lease exit costs	(9)	(434)	—
Adjusted non-interest expense (non-GAAP)	$100,414	$101,688	$99,410
Net interest income (GAAP)	$150,169	$152,448	$141,083
Non-interest income (GAAP)	19,161	15,225	19,108
Total revenue (GAAP)	169,330	167,673	160,191
Exclude: Net loss on sale of securities	1,242	—	—
Net change in valuation of financial instruments carried at fair value	(1,662)	2,010	(315)
Losses on building and lease exits	—	169	—
Adjusted revenue (non-GAAP)	$168,910	$169,852	$159,876
Efficiency ratio (GAAP)	60.60%	62.11%	63.21%
Adjusted efficiency ratio (non-GAAP) (4)	59.45%	59.87%	62.18%
(1)Adjusted earnings (non-GAAP) divided by average assets.
(2)Adjusted earnings (non-GAAP) divided by average equity.
(3)Tangible net income (non-GAAP) divided by average tangible common equity (non-GAAP).
(4)Adjusted non-interest expense (non-GAAP) divided by adjusted revenue (non-GAAP).

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

TANGIBLE COMMON SHAREHOLDERS’ EQUITY TO TANGIBLE ASSETS
	March 31, 2026	December 31, 2025	March 31, 2025
Shareholders’ equity (GAAP)	$1,966,634	$1,946,297	$1,833,453
Exclude goodwill and other intangible assets, net	374,356	374,612	375,723
Tangible common shareholders’ equity (non-GAAP)	$1,592,278	$1,571,685	$1,457,730
Total assets (GAAP)	$16,344,272	$16,354,488	$16,170,812
Exclude goodwill and other intangible assets, net	374,356	374,612	375,723
Total tangible assets (non-GAAP)	$15,969,916	$15,979,876	$15,795,089
Common shareholders’ equity to total assets (GAAP)	12.03%	11.90%	11.34%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	9.97%	9.84%	9.23%

TANGIBLE COMMON SHAREHOLDERS’ EQUITY PER SHARE
	March 31, 2026	December 31, 2025	March 31, 2025
Shareholders’ equity (GAAP)	$1,966,634	$1,946,297	$1,833,453
Tangible common shareholders’ equity (non-GAAP)	$1,592,278	$1,571,685	$1,457,730
Common shares outstanding at end of period	33,875,098	34,097,856	34,489,972
Common shareholders’ equity (book value) per share (GAAP)	$58.06	$57.08	$53.16
Tangible common shareholders’ equity (tangible book value) per share (non-GAAP)	$47.00	$46.09	$42.27

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

Summary of Critical Accounting Estimates

Our critical accounting estimates are described in detail in the Critical Accounting Estimates section of our 2025 Form 10-K. The condensed consolidated financial statements are prepared in conformity with GAAP and follow general practices within the financial services industry in which the Company operates. This preparation requires Management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements. As this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain estimates inherently have a greater reliance on the use of assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes that the allowance for credit losses and fair value measurements require significant judgments and assumptions which are susceptible to significant changes based on the current environment. There have been no significant changes in our application of critical accounting estimates since December 31, 2025.

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

General:  Total assets decreased $10.2 million to $16.34 billion at March 31, 2026, from $16.35 billion at December 31, 2025, primarily due to decreases in both loans held for sale and loans receivable and a reduction in FHLB stock resulting from the repayment of FHLB advances, partially offset by growth in interest-bearing deposits held at other banks.

Loans and lending: Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a total loans to total deposits ratio at a level designed to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. Our loan to deposit ratio at March 31, 2026 was 85%. We offer a wide range of loan products to meet the demands of our clients. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Total loans receivable (gross loans less deferred fees and discounts and excluding loans held for sale) decreased $14.1 million at March 31, 2026, compared to December 31, 2025. The net decrease was driven primarily by payoffs and paydowns in multifamily real estate, land and land development, and agricultural business loans, partially offset by new production in commercial real estate and commercial business loans.

The following table sets forth the composition of the Company’s loans receivable by type of loan as of the dates indicated (dollars in thousands):

				Percentage Change
	Mar 31, 2026	Dec 31, 2025	Mar 31, 2025	Year End	Prior Year Qtr. End
Commercial real estate:
Owner-occupied	$1,176,035	$1,138,298	$1,020,829	3%	15%
Investment properties	1,719,220	1,701,413	1,598,387	1	8
Small balance CRE	1,218,388	1,212,357	1,217,458	—	—
Total Commercial real estate	4,113,643	4,052,068	3,836,674	2	7
Multifamily real estate	798,230	850,789	877,716	(6)	(9)
Construction, land and land development:
Commercial construction	174,761	156,021	146,467	12	19
Multifamily construction	502,166	514,330	618,942	(2)	(19)
One- to four-family construction	617,233	607,447	504,265	2	22
Land and land development	400,959	433,678	396,009	(8)	1
Total Construction, land and land development	1,695,119	1,711,476	1,665,683	(1)	2
Commercial business:
Commercial business	1,231,154	1,225,108	1,283,754	—	(4)
Small business scored	1,199,913	1,187,360	1,122,550	1	7
Total Commercial business	2,431,067	2,412,468	2,406,304	1	1
Agricultural business, including secured by farmland	332,440	353,152	334,899	(6)	(1)
One- to four-family residential	1,563,088	1,573,191	1,600,283	(1)	(2)
Consumer:
Consumer—home equity revolving lines of credit	682,692	679,489	620,483	—	10
Consumer—other	91,347	89,054	96,754	3	(6)
Total Consumer	774,039	768,543	717,237	1	8
Total loans receivable	$11,707,626	$11,721,687	$11,438,796	—%	2%

Commercial real estate loans totaled $4.11 billion, or 35% of our loan portfolio, and multifamily real estate loans totaled $798.2 million, or 7% of our loan portfolio, at March 31, 2026. Commercial real estate loans increased by $61.6 million during the first three months of 2026, primarily due to new production and transfers to the permanent loan portfolio upon completion of the construction phase, while multifamily real estate loans decreased by $52.6 million, primarily due to payoffs and paydowns.

Our construction, land and land development loans totaled $1.70 billion, or 14% of our loan portfolio, at March 31, 2026, compared to $1.71 billion at December 31, 2025. Multifamily construction loans decreased $12.2 million, or 2%, to $502.2 million at March 31, 2026, compared to December 31, 2025. Multifamily construction represented 4% of our total loan portfolio at March 31, 2026. Multifamily construction loans were comprised primarily of affordable housing projects and, to a lesser extent, market rate multifamily projects across our footprint. Commercial construction loans increased $18.7 million, or 12%, to $174.8 million at March 31, 2026, compared to $156.0 million at December 31, 2025, primarily due to advances, partially offset by transfers to the permanent loan portfolio upon completion of the construction phase. Land and land development loans decreased $32.7 million, or 8%, to $401.0 million at March 31, 2026, compared to December 31, 2025, primarily due to payoffs and paydowns, partially offset by new loan production. Construction loans across our footprint are concentrated primarily in Washington, California and Oregon, with the majority of multifamily construction projects expected to convert to permanent loans within the next 12 to 24 months as construction phases are completed.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  Our commercial business loans were $2.43 billion at March 31, 2026 and $2.41 billion at December 31, 2025. Commercial business loans represented 21% of our loan portfolio at March 31, 2026. Our agricultural business loans were $332.4 million at March 31, 2026 and $353.2 million at December 31, 2025. Agricultural business loans represented 3% of our loan portfolio at March 31, 2026. Our commercial business lending also includes participation in certain syndicated loans, including shared national credits, which totaled $168.1 million, or 1% of our loan portfolio, at March 31, 2026, compared to $195.6 million, or 2% of our loan portfolio, at December 31, 2025.

We are active originators of one- to four-family residential loans in most communities where we have established offices in Washington, Oregon, California, Idaho and Utah. Most of the one- to four-family residential loans we originate in normal market conditions are sold in secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking operations. At March 31, 2026, one- to four-family residential loans retained in our portfolio decreased $10.1 million, to $1.56 billion, compared to $1.57 billion at December 31, 2025. The decrease was primarily the result of one- to four-family residential loan payoffs exceeding one- to four-family construction loans converting to permanent one- to four-family residential loans upon completion of construction and new loan originations. One- to four-family residential loans represented 13% of our loan portfolio at March 31, 2026.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit clients. At March 31, 2026, consumer loans, including home equity revolving lines of credit, increased $5.5 million to $774.0 million, compared to $768.5 million at December 31, 2025.

The following table shows the commitment amount for loan origination activity (excluding loans held for sale) for the periods indicated (in thousands):

	Three Months Ended
	Mar 31, 2026	Dec 31, 2025	Mar 31, 2025
Commercial real estate	$220,193	$136,604	$37,041
Multifamily real estate	3,869	4,300	9,555
Construction and land	323,941	362,199	287,565
Commercial business	168,324	219,592	103,739
Agricultural business	22,562	28,815	12,765
One-to four- family residential	13,416	7,219	5,139
Consumer	110,913	108,578	80,030
Total commitment amount for loan originations (excluding loans held for sale)	$863,218	$867,307	$535,834

Loans held for sale decreased to $33.8 million at March 31, 2026, compared to $42.9 million at December 31, 2025. The decrease was primarily the result of increased sales of one- to four- family residential mortgage loans held for sale, with loan sales outpacing originations during the period. Originations of loans held for sale increased to $91.7 million for the three months ended March 31, 2026, compared to $75.2 million for the same period last year. The volume of one- to four-family residential mortgage loans sold was $132.6 million during the three months ended March 31, 2026, compared to $108.1 million in the same period a year ago.

The following table presents loans by geographic concentration at the dates indicated (dollars in thousands):

	Mar 31, 2026		Dec 31, 2025	Mar 31, 2025	Percentage Change
	Amount	Percentage	Amount	Amount	Year End	Prior Year Qtr. End
Washington	$5,313,022	45%	$5,371,200	$5,260,906	(1)%	1%
California	3,159,842	27	3,105,405	2,927,835	2	8
Oregon	2,166,750	18	2,159,404	2,122,953	—	2
Idaho	690,608	6	667,343	665,625	3	4
Utah	77,046	1	82,594	88,858	(7)	(13)
Other	300,358	3	335,741	372,619	(11)	(19)
Total loans receivable	$11,707,626	100%	$11,721,687	$11,438,796	—%	2%

Investment Securities: Total securities were $2.98 billion at March 31, 2026, essentially unchanged from December 31, 2025. Available-for-sale securities increased $18.8 million to $2.04 billion at March 31, 2026, compared to $2.02 billion at December 31, 2025, while held-to-maturity securities decreased $17.5 million to $943.7 million, compared to $961.2 million at December 31, 2025, reflecting maturities and paydowns during the period. Purchases during the three months ended March 31, 2026, consisted of agency commercial mortgage‑backed securities, corporate securities and collateralized loan obligations. The average effective duration of the Company’s securities portfolio was 6.1 years at March 31, 2026, compared to 6.6 years at December 31, 2025. The fair value of securities designated as available-for-sale decreased $5.2 million for the three months ended March 31, 2026. This decrease, net of $1.3 million in associated tax benefit, was recorded in other comprehensive income and reflected the impact of changes in market interest rates during the three months ended March 31, 2026.

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

The following table sets forth the Company’s deposits by type of deposit account as of the dates indicated (dollars in thousands):

				Percentage Change
	Mar 31, 2026	Dec 31, 2025	Mar 31, 2025	Year End	Prior Year Qtr. End
Non-interest-bearing	$4,532,639	$4,489,839	$4,571,598	1%	(1)%
Interest-bearing checking	2,628,731	2,609,080	2,431,279	1	8
Regular savings accounts	3,859,530	3,723,922	3,542,005	4	9
Money market accounts	1,354,650	1,388,001	1,544,333	(2)	(12)
Interest-bearing transaction & savings accounts	7,842,911	7,721,003	7,517,617	2	4
Total core deposits	12,375,550	12,210,842	12,089,215	1	2
Interest-bearing certificates	1,464,814	1,532,304	1,504,050	(4)	(3)
Total deposits	$13,840,364	$13,743,146	$13,593,265	1%	2%

Total deposits increased $97.2 million at March 31, 2026, compared to December 31, 2025, with core deposits increasing $164.7 million, partially offset by certificates of deposit decreasing $67.5 million. The increase in core deposits primarily reflects increases in non-interest-bearing deposits and interest-bearing transaction and savings accounts. We had no brokered deposits at March 31, 2026, compared to $50.0 million at December 31, 2025. Core deposits represented 89% of total deposits at both March 31, 2026 and December 31, 2025. Competition for deposits in our market areas remains strong.

The following table sets forth the number and average account balance of the Company’s deposit accounts as of the dates indicated (dollars in thousands):

	Mar 31, 2026	Dec 31, 2025	Mar 31, 2025
Number of deposit accounts	444,250	445,989	453,808
Average account balance per account	$32	$31	$30

The following table presents deposits by geographic concentration at the dates indicated (dollars in thousands):

	Mar 31, 2026		Dec 31, 2025	Mar 31, 2025	Percentage Change
	Amount	Percentage	Amount	Amount	Year End	Prior Year Qtr. End
Washington	$7,429,406	54%	$7,500,215	$7,394,201	(1)%	—%
Oregon	3,125,040	23	3,035,104	3,045,078	3	3
California	2,558,466	18	2,483,948	2,463,012	3	4
Idaho	727,452	5	723,879	690,974	—	5
Total deposits	$13,840,364	100%	$13,743,146	$13,593,265	1%	2%

Borrowings: We had no FHLB advances at March 31, 2026, compared to $150.0 million at December 31, 2025, as the increase in core deposits was used to pay off FHLB advances during the current quarter. Other borrowings, consisting of retail repurchase agreements primarily related to client cash management accounts, increased $8.0 million to $115.7 million at March 31, 2026, compared to $107.7 million at December 31, 2025. At March 31, 2026, the Company’s off-balance sheet liquidity included additional borrowing capacity of $3.76 billion at the FHLB, $1.74 billion at the Federal Reserve, and $125.0 million in federal funds lines of credit with other financial institutions. Junior subordinated debentures totaled $79.5 million at March 31, 2026, compared to $79.2 million at December 31, 2025.

Shareholders’ Equity: Total shareholders’ equity increased $20.3 million to $1.97 billion, or 12.03% of total assets, at March 31, 2026, compared to $1.95 billion, or 11.90% of total assets, at December 31, 2025. The increase was primarily due to a $37.4 million increase in retained earnings resulting from $54.7 million in net income, partially offset by the accrual of $17.3 million in cash dividends and the repurchase of 250,000 shares of Banner common stock in the third quarter of 2025 at an average price of $64.56 per share. In addition, accumulated other comprehensive loss increased by $2.9 million, primarily due to an increase in unrealized losses on the available for sale securities portfolio.

Tangible common shareholders’ equity, which excludes goodwill and other intangible assets and is a non-GAAP financial measure, increased $20.6 million to $1.59 billion, or 9.97% of tangible assets, at March 31, 2026, compared to $1.57 billion, or 9.84% of tangible assets at December 31, 2025. A reconciliation of this non-GAAP financial measure to its comparable GAAP financial measure is presented above following “First Quarter 2026 Financial Highlights.”

Comparison of Results of Operations for the Three Months Ended March 31, 2026 and December 31, 2025, and the Three Months Ended March 31, 2026 and 2025

For the quarter ended March 31, 2026, net income was $54.7 million, or $1.60 per diluted share, compared to $51.2 million, or $1.49 per diluted share, for the preceding quarter and $45.1 million, or $1.30 per diluted share, for the three months ended March 31, 2025. The increase in net income compared to the preceding quarter was primarily due to an increase in non-interest income, a decrease in non-interest expense and a recapture of provision for credit losses, partially offset by a decrease in net interest income. When compared to the same period a year ago, the increase in net income was primarily attributable to higher net interest income and the recapture of provision for credit losses, partially offset by increased non-interest expense.

Net interest income was $150.2 million in the first quarter of 2026, compared to $152.4 million in the preceding quarter, and $141.1 million for the comparable period a year ago. The decrease in net interest income compared to the prior quarter primarily reflects two fewer calendar days in the current quarter as well as a decrease in the average balance of interest-earning assets. This was partially offset by a reduction in overall funding costs and an improvement in net interest margin. The increase in net interest income for the three months ended March 31, 2026 compared to the same period a year ago primarily reflects a decrease in overall funding costs and an increase in the average balance of interest-earning assets.

We recorded a $796,000 recapture of provision for credit losses for the quarter ended March 31, 2026, compared to a $2.4 million provision for credit losses in the preceding quarter and a $3.1 million provision for credit losses for the same period a year ago. The recapture of provision for credit losses in the current quarter was primarily driven by a reduction in unused commitments, mainly within the construction portfolio, reducing the reserve for unfunded commitments. This was partially offset by a provision for credit losses – loans to capture the impact of risk rating migration, changes in portfolio mix and adjustments to qualitative factor assessments to reflect modestly elevated economic uncertainty.

Total non-interest income increased for the quarter ended March 31, 2026, compared to the preceding quarter, and increased slightly compared to the same period a year ago. The increase from the preceding quarter was primarily due to an increase in miscellaneous income, primarily due to losses incurred on the disposition of assets recognized during the prior quarter. In addition, fair value adjustments on financial instruments carried at fair value improved during the quarter, partially offset by a net loss recognized on the sale of securities during the current quarter. The increase in non-interest income during the three months ended March 31, 2026, compared to the same period last year, was primarily attributable to the increase in fair value adjustments on financial instruments carried at fair value, partially offset by the net loss recognized on the sale of securities during the current quarter.

Total non-interest expense decreased for the quarter ended March 31, 2026, compared to the preceding quarter, and increased compared to the same period a year ago. The decrease from the previous quarter reflected a decrease in occupancy and equipment costs, primarily due to lower rent expense as well as lower building repair and maintenance expenses, a decrease in professional and legal expenses, primarily due to expenses recognized on a pending legal settlement during the prior quarter, and a decrease in advertising and marketing expense, primarily due to decreases in direct mail marketing and community development expenses. This was partially offset by an increase in salary and employee benefits, resulting from increased medical premiums and payroll tax expenses. The increase in non-interest expense during the three months ended March 31, 2026, compared to the same period last year primarily reflects increases in salary and employee benefits, partially offset by a decrease in occupancy and equipment costs.

OPERATING DATA:	Quarters Ended
(In thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Interest income	$197,818	$204,980	$193,868
Interest expense	47,649	52,532	52,785
Net interest income	150,169	152,448	141,083
(Recapture) provision for credit losses	(796)	2,441	3,139
Net interest income after (recapture) provision for credit losses	150,965	150,007	137,944
Deposit fees and other service charges	11,391	10,681	10,769
Mortgage banking operations	3,212	3,617	3,103
Net loss on sale of securities	(1,242)	—	—
Net change in valuation of financial instruments carried at fair value	1,662	(2,010)	315
All other non-interest income	4,138	2,937	4,921
Total non-interest income	19,161	15,225	19,108
Salary and employee benefits	67,732	65,428	64,857
All other non-interest expenses	34,876	38,717	36,402
Total non-interest expense	102,608	104,145	101,259
Income before provision for income tax expense	67,518	61,087	55,793
Provision for income tax expense	12,802	9,838	10,658
Net income	$54,716	$51,249	$45,135

PER COMMON SHARE DATA:	Quarters Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Net income:
Basic	$1.61	$1.50	$1.31
Diluted	1.60	1.49	1.30

Net Interest Income. Net interest income decreased $2.3 million during the quarter ended March 31, 2026, compared to the preceding quarter, due to a decrease in interest income, primarily attributable to two fewer calendar days in the current quarter, and a slight decrease in average earning assets. This was partially offset by an improvement in net interest margin.

Net interest margin on a tax equivalent basis was 4.11% for the first quarter of 2026, compared to 4.03% for the preceding quarter and 3.92% for the same period in the prior year. The net interest margin for the current quarter benefited from lower funding costs when compared to both the preceding quarter and the same period in the prior year.

Net interest income increased by $9.1 million, or 6% for the three months ended March 31, 2026, compared to the same period one year earlier. The increase was primarily the result of a $4.0 million increase in interest income, primarily reflecting an increase in the average balance of loans, as well as a $5.1 million decrease in interest expense reflecting a 17 basis-point reduction in the average cost of funding liabilities to 1.38% from 1.55%.

Interest Income. Interest income for the quarter ended March 31, 2026 was $197.8 million, compared to $205.0 million for the preceding quarter and $193.9 million for the same period in the prior year.  The decrease for the current quarter, compared to the preceding quarter, was primarily attributable to two fewer calendar days in the current quarter and a decrease in average loan yields and balances.

The total average loan yield decreased three basis points to 6.07% for the quarter ended March 31, 2026, from 6.10% in the preceding quarter and was consistent compared to 6.07% in the same period in the prior year. The decrease in average loan balances for the current quarter, compared to the preceding quarter, primarily reflected a decrease in commercial and agricultural business loans.

The total investment securities average balance decreased for the quarter ended March 31, 2026 (excluding the effect of fair value adjustments), compared to the preceding quarter and the same period in the prior year, reflecting paydowns and maturities that were not fully replaced by new purchases during the period. The average yield on the combined portfolio decreased to 3.01% for the quarter ended March 31, 2026, from 3.03% for the preceding quarter and 3.02% for the same period in the prior year. Interest income on interest-bearing deposits with banks decreased for the current quarter, compared to the preceding quarter, reflecting decreases in both the average balance and yield of interest-bearing deposits, and increased compared to the same period a year ago, reflecting increases in both the average balance and yield of interest-bearing deposits. The average yield on interest-bearing deposits with banks decreased to 3.34%, compared to 3.77% in the prior quarter, and increased compared to 2.99% in the same period in the prior year.

Interest Expense. Interest expense decreased for the quarter ended March 31, 2026 as compared to the preceding quarter. Average funding liabilities decreased by $202.5 million, primarily due to a $201.8 million decrease in average deposit balances. The average cost of funding liabilities decreased nine basis points, to 1.38% for the quarter ended March 31, 2026. Interest expense for the three months ended March 31, 2026 was $47.6 million, compared to $52.8 million for the same period in the prior year. The decrease resulted from a 17 basis-point decrease in the average cost of funds to 1.38% from 1.55%.

Deposit interest expense for the quarter ended March 31, 2026 decreased 10% to $45.7 million, compared to $50.5 million for the preceding quarter and $48.7 million for the same period in the prior year. The decrease compared to the prior quarter was primarily due to decreases in both the average balance and the average rate paid on interest-bearing deposits. The decrease compared to the prior year period was primarily due to a decrease in the average rate paid on interest-bearing deposits, partially offset by an increase in the average balance of interest-bearing deposits. The average rate paid on total deposits, including non-interest-bearing deposits, was 1.35% for the quarter ended March 31, 2026, compared to 1.43% for the preceding quarter and 1.47% for the same period a year earlier. The average rate paid on interest-bearing deposits decreased to 1.99% for the quarter ended March 31, 2026, compared to 2.14% in the preceding quarter and 2.22% in the same period a year earlier. The decrease in the average rate paid on interest-bearing deposits, compared to both the preceding quarter and the same period a year ago, is attributable to lower rates paid across all categories of interest-bearing deposits. The decrease in the average rate paid on interest-bearing deposits compared to the preceding quarter was also impacted by shifts in the deposit mix, primarily reflecting continued migration from higher-rate certificates of deposit into savings and checking accounts. Total average deposit balances, including non-interest-bearing deposits, decreased to $13.76 billion for the quarter ended March 31, 2026, compared to $13.97 billion for the preceding quarter and increased compared to $13.45 billion for the same period a year earlier.

Interest expense on total borrowings was $2.0 million for both the quarter ended March 31, 2026 and the preceding quarter and was $4.0 million for the same period a year earlier, due to decreases in both the average balance and rate paid on total borrowings, primarily reflecting the repayment of $150.0 million in FHLB advances and the maturity of higher-rate subordinated debt during 2025. The average rate paid on total borrowings for the quarter ended March 31, 2026, decreased to 3.90%, from 3.93% for the preceding quarter, and decreased from 4.32% for the same period a year earlier.

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

ANALYSIS OF NET INTEREST SPREAD	Quarters Ended
(rates / ratios annualized)	Mar 31, 2026			Dec 31, 2025			Mar 31, 2025
(dollars in thousands)	Average Balance	Interest and Dividends	Yield / Cost (3)	Average Balance	Interest and Dividends	Yield / Cost (3)	Average Balance	Interest and Dividends	Yield / Cost (3)
Interest-earning assets:
Held for sale loans	$26,051	$381	5.93%	$31,892	$487	6.06%	$22,457	$357	6.45%
Real estate secured loans	9,754,431	144,369	6.00%	9,759,170	148,310	6.03%	9,366,213	137,724	5.96%
Commercial/agricultural loans	1,853,248	29,153	6.38%	1,877,966	30,430	6.43%	1,907,212	30,752	6.54%
Consumer and other loans	116,147	2,040	7.12%	119,212	2,076	6.91%	121,492	2,092	6.98%
Total loans (1)	11,749,877	175,943	6.07%	11,788,240	181,303	6.10%	11,417,374	170,925	6.07%
Mortgage-backed securities	2,326,123	14,509	2.53%	2,379,784	14,943	2.49%	2,542,983	15,895	2.53%
Other securities	878,650	9,040	4.17%	869,066	9,141	4.17%	902,732	9,687	4.35%
Interest-bearing deposits with banks	184,204	1,518	3.34%	293,188	2,786	3.77%	65,758	484	2.99%
FHLB stock	9,912	148	6.06%	9,849	300	12.08%	12,804	149	4.72%
Total investment securities	3,398,889	25,215	3.01%	3,551,887	27,170	3.03%	3,524,277	26,215	3.02%
Total interest-earning assets	15,148,766	201,158	5.39%	15,340,127	208,473	5.39%	14,941,651	197,140	5.35%
Non-interest-earning assets	1,106,533			1,081,392			1,006,497
Total assets	$16,255,299			$16,421,519			$15,948,148
Deposits:
Interest-bearing checking accounts	$2,631,917	9,273	1.43%	$2,671,378	10,550	1.57%	$2,381,106	8,537	1.45%
Savings accounts	3,792,427	18,388	1.97%	3,739,496	19,623	2.08%	3,450,908	18,103	2.13%
Money market accounts	1,387,870	6,151	1.80%	1,430,674	6,926	1.92%	1,555,262	7,860	2.05%
Certificates of deposit	1,481,349	11,866	3.25%	1,539,845	13,395	3.45%	1,531,428	14,237	3.77%
Total interest-bearing deposits	9,293,563	45,678	1.99%	9,381,393	50,494	2.14%	8,918,704	48,737	2.22%
Non-interest-bearing deposits	4,470,629	—	—%	4,584,612	—	—%	4,526,596	—	—%
Total deposits	13,764,192	45,678	1.35%	13,966,005	50,494	1.43%	13,445,300	48,737	1.47%
Other interest-bearing liabilities:
FHLB advances	4,089	40	3.97%	1,630	17	4.14%	75,300	860	4.63%
Other borrowings	111,569	697	2.53%	114,685	693	2.40%	134,761	694	2.09%
Junior subordinated debentures and subordinated notes	89,178	1,234	5.61%	89,178	1,328	5.91%	169,678	2,494	5.96%
Total borrowings	204,836	1,971	3.90%	205,493	2,038	3.93%	379,739	4,048	4.32%
Total funding liabilities	13,969,028	47,649	1.38%	14,171,498	52,532	1.47%	13,825,039	52,785	1.55%
Other non-interest-bearing liabilities (2)	320,808			324,492			324,031
Total liabilities	14,289,836			14,495,990			14,149,070
Shareholders’ equity	1,965,463			1,925,529			1,799,078
Total liabilities and shareholders’ equity	$16,255,299			$16,421,519			$15,948,148
Net interest income/rate spread (tax equivalent)		$153,509	4.01%		$155,941	3.92%		$144,355	3.80%
Net interest margin (tax equivalent)			4.11%			4.03%			3.92%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(3,340)			(3,493)			(3,272)
Net interest income and margin, as reported		$150,169	4.02%		$152,448	3.94%		$141,083	3.83%
Additional Key Financial Ratios:
Return on average assets			1.37%			1.24%			1.15%
Adjusted return on average assets(4)			1.36%			1.29%			1.14%
Return on average equity			11.29%			10.56%			10.17%
Adjusted return on average equity(4)			11.23%			10.97%			10.12%
Return on average tangible common equity (4)			14.00%			13.17%			12.96%
Average equity/average assets			12.09%			11.73%			11.28%
Average interest-earning assets/average interest-bearing liabilities			159.49%			160.01%			160.69%
Average interest-earning assets/average funding liabilities			108.45%			108.25%			108.08%
Non-interest income/average assets			0.48%			0.37%			0.49%
Non-interest expense/average assets			2.56%			2.52%			2.57%
Efficiency ratio			60.60%			62.11%			63.21%
Adjusted efficiency ratio (4)			59.45%			59.87%			62.18%
(1)Average balances include loans accounted for on a nonaccrual basis and accruing loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis, which Banner believes provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice. The tax equivalent yield adjustment to interest earned on loans was $2.2 million and $2.4 million and $2.2 million for the quarters ended March 31, 2026, December 31, 2025 and March 31, 2025, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.1 million for both the quarters ended March 31, 2026 and December 31, 2025 and $1.0 million for the quarter ended March 31, 2025.
(4)Represents non-GAAP financial measures. See non-GAAP financial measure reconciliations presented above following First Quarter 2026 Highlights.

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

	Quarters Ended
CHANGE IN THE ALLOWANCE FOR CREDIT LOSSES – LOANS	Mar 31, 2026	Dec 31, 2025	Mar 31, 2025

Balance, beginning of period	$160,276	$159,707	$155,521
Provision for credit losses – loans	1,292	1,503	4,549
Recoveries of loans previously charged off:
Commercial real estate	11	48	57
Construction and land	4	4	—
One- to four-family residential	13	14	188
Commercial business	81	93	557
Agricultural business, including secured by farmland	4	68	10
Consumer	140	83	119
Total recoveries	253	310	931
Loans charged off:
One- to four-family residential	—	—	(13)
Commercial business	(863)	(837)	(3,301)
Consumer	(606)	(407)	(364)
Total charge-offs	(1,469)	(1,244)	(3,678)
Net charge-offs	(1,216)	(934)	(2,747)
Balance, end of period	$160,352	$160,276	$157,323
Net charge-offs/average loans receivable	(0.010)%	(0.008)%	(0.024)%
Allowance for credit losses - loans as a percentage of total loans	1.37%	1.37%	1.38%

The provision for credit losses - loans reflects the amount required to maintain the allowance for credit losses - loans at an appropriate level based upon Management’s evaluation of the adequacy of collective and individual loss reserves. During the quarter ended March 31, 2026, we recorded a provision for credit losses - loans of $1.3 million, compared to a provision for credit losses - loans of $1.5 million during the preceding quarter. The provision for credit losses in the quarter was driven by risk rating migration, changes in portfolio mix and adjustments to qualitative factor assessments to reflect modestly elevated economic uncertainty. The provision for credit losses for the preceding quarter primarily reflected risk rating migration which impacted the overall estimated reserve requirements. Future provisions for credit losses will continue to be influenced by changes in the amount and composition of the loan portfolio, updates to the reasonable and supportable forecast of future economic conditions, revisions to qualitative factor assessments, and any necessary changes to the reversion period applied in estimating expected credit losses.

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

	Quarters Ended
CHANGE IN THE ALLOWANCE FOR CREDIT LOSSES - UNFUNDED LOAN COMMITMENTS	Mar 31, 2026	Dec 31, 2025	Mar 31, 2025
Balance, beginning of period	$14,985	$14,040	$13,562
(Recapture) provision for credit losses - unfunded loan commitments	(2,082)	945	(1,400)
Balance, end of period	$12,903	$14,985	$12,162

The decrease in the allowance for credit losses - unfunded loan commitments for the current quarter was primarily driven by a reduction in unused commitments, mainly within the construction portfolio.

Non-interest Income. The following table presents the key components of non-interest income for the periods indicated (dollars in thousands):

	Quarters Ended				Quarter Ended
	Mar 31, 2026	Dec 31, 2025	Change Amount	Change Percent	Mar 31, 2025	Change Amount	Change Percent
Deposit fees and other service charges	$11,391	$10,681	$710	7%	$10,769	$622	6%
Mortgage banking operations	3,212	3,617	(405)	(11)	3,103	109	4
Bank owned life insurance	2,312	2,491	(179)	(7)	2,575	(263)	(10)
Miscellaneous	1,826	446	1,380	309	2,346	(520)	(22)
	18,741	17,235	1,506	9	18,793	(52)	—
Net loss on sale of securities	(1,242)	—	(1,242)	nm	—	(1,242)	nm
Net change in valuation of financial instruments carried at fair value	1,662	(2,010)	3,672	(183)	315	1,347	428
Total non-interest income	$19,161	$15,225	$3,936	26%	$19,108	$53	—%
nm = not meaningful

Non-interest income increased $3.9 million to $19.2 million for the three months ended March 31, 2026, compared to $15.2 million for the three months ended December 31, 2025. The increase primarily reflected a $3.7 million improvement in the fair value of financial instruments carried at fair value, which shifted from a net loss of $2.0 million in the three months ended December 31, 2025 to a net gain of $1.7 million in the three months ended March 31, 2026. Miscellaneous income also increased $1.4 million, primarily reflecting asset disposition losses recorded in the three months ended December 31, 2025 that did not recur. Deposit fees and other service charges increased $710,000, or 7%, reflecting seasonal patterns and increased account activity. These increases were partially offset by a net loss of $1.2 million on the sale of securities in the three months ended March 31, 2026, compared to no securities sold in the prior quarter.

Non-interest income increased slightly for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily attributable to an increase in the fair value of financial instruments carried at fair value and an increase in deposit fees and other service charges. These increases were partially offset by a net loss on the sale of securities in the three months ended March 31, 2026.

Non-interest Expense.  The following table represents key elements of non-interest expense for the periods indicated (dollars in thousands):

	Quarters Ended				Quarter Ended
	Mar 31, 2026	Dec 31, 2025	Change Amount	Change Percent.	Mar 31, 2025	Change Amount	Change Percent
Salary and employee benefits	$67,732	$65,428	$2,304	4%	$64,857	$2,875	4%
Less capitalized loan origination costs	(3,886)	(4,163)	277	(7)	(3,330)	(556)	17
Occupancy and equipment	10,697	11,852	(1,155)	(10)	12,097	(1,400)	(12)
Information and computer data services	8,313	9,041	(728)	(8)	7,628	685	9
Payment and card processing services	6,041	6,239	(198)	(3)	5,750	291	5
Professional and legal expenses	1,613	2,601	(988)	(38)	2,430	(817)	(34)
Advertising and marketing	673	1,676	(1,003)	(60)	590	83	14
Deposit insurance	2,717	2,850	(133)	(5)	2,797	(80)	(3)
State and municipal business and use taxes	1,820	1,751	69	4	1,454	366	25
Real estate operations, net	109	(43)	152	nm	(61)	170	nm
Amortization of core deposit intangibles	256	315	(59)	(19)	456	(200)	(44)
Miscellaneous	6,523	6,598	(75)	(1)	6,591	(68)	(1)
Total non-interest expense	$102,608	$104,145	$(1,537)	(1)%	$101,259	$1,349	1%
nm = not meaningful

The decrease in non-interest expense for the current quarter reflects decreases in occupancy and equipment expenses, professional and legal expenses, information and computer data services expenses and advertising and marketing expenses, partially offset by an increase in salary and employee benefits. In addition, the current quarter included no building and lease exit costs, compared to $434,000 of such costs in the quarter ended December 31, 2025, which are included in occupancy and equipment expenses above. The increase in non-interest expense for the three months ended March 31, 2026, compared to the same period a year earlier, primarily reflects increases in salary and employee benefits and information and computer data services expenses, partially offset by a decrease in occupancy and equipment expenses.

Salary and employee benefits increased for the current quarter, compared to the quarter ended December 31, 2025, as a result of increased medical premiums and payroll tax expenses, and increased compared to the quarter ended March 31, 2025, primarily from increased medical premiums, increased loan production-related commission expense, and normal salary and wage increases.

Occupancy and equipment expenses decreased in the current quarter, compared to both the preceding quarter and the same period a year ago, primarily due to lower rent expense as well as reduced building repair and maintenance costs. The decrease from the same period a year ago also reflected lower software amortization.

Information and computer data services decreased for the quarter ended March 31, 2026 compared to the quarter ended December 31, 2025, primarily due to decreases in computer software expenses, and increased compared to the quarter ended March 31, 2025, primarily due to an increase in software expenses related to additional software service contracts and the implementation of a new loan and deposit origination system during 2025.

Professional and legal expense decreased in the current quarter, compared to both the preceding quarter and the same period a year ago. The decrease compared to the preceding quarter was primarily due to expenses recognized on a pending legal settlement during the prior quarter and lower audit and regulatory exam expenses. The decrease compared to the same period a year ago was primarily due to decreases in consultant and other professional services expenses.

Advertising and marketing expenses decreased in the current quarter compared to the quarter ended December 31, 2025, due to decreases in direct mail marketing and community development expenses.

Our efficiency ratio was 60.60% for the current quarter, compared to 62.11% in the quarter ended December 31, 2025. Our adjusted efficiency ratio, a non-GAAP financial measure, was 59.45% for the current quarter, compared to 59.87% in the quarter ended December 31, 2025. The improvement in the efficiency ratio reflects an increase in total revenues and a decrease in non-interest expense. The improvement in the adjusted efficiency ratio reflects similar trends on an adjusted basis, with further detail provided in the non-GAAP reconciliation. See non-GAAP financial measure reconciliations presented above under “First Quarter 2026 Financial Highlights.”

Income Taxes. For the quarter ended March 31, 2026, we recognized $12.8 million in income tax expense for an effective tax rate of 19.0%, which reflects our blended statutory tax rate reduced by the effect of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting. Our statutory income tax rate is 24.0%, representing a statutory federal income tax rate of 21.0% and apportioned effects of the state income tax rates. For the quarter ended December 31, 2025, we recognized $9.8 million in income tax expense for an effective tax rate of 16.1%. For the three months ended March 31, 2025, we recognized $10.7 million in income tax expense for an effective tax rate of 19.1%.

Asset Quality

Maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us. We actively engage with our borrowers to resolve adversely classified loans and other problem assets.

Non-Performing Assets:  Non-performing assets totaled $51.7 million, or 0.32% of total assets, at March 31, 2026, compared to $51.2 million, or 0.31% of total assets, at December 31, 2025. Our allowance for credit losses - loans was $160.4 million, or 353% of non-performing loans, at March 31, 2026, compared to $160.3 million, or 351% of non-performing loans, at December 31, 2025.

The following table sets forth information with respect to our non-performing assets at the dates indicated (dollars in thousands):

	March 31, 2026	December 31, 2025	March 31, 2025
Nonaccrual Loans:
Secured by real estate:
Commercial	$2,027	$525	$2,182
Construction and land	4,321	5,175	4,359
One- to four-family	20,945	19,855	10,448
Commercial business	6,988	6,751	6,425
Agricultural business, including secured by farmland	5,511	4,609	10,301
Consumer	4,214	4,610	4,874
	44,006	41,525	38,589
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Construction and land	—	1,268	—
One- to four-family	636	2,698	9
Commercial business	—	—	206
Consumer	795	148	155
	1,431	4,114	370
Total non-performing loans	45,437	45,639	38,959
REO, net	6,248	5,578	3,468
Other repossessed assets held for sale	—	18	300
Total non-performing assets	$51,685	$51,235	$42,727

Total non-performing assets to total assets	0.32%	0.31%	0.26%
Total nonaccrual loans to total loans receivable	0.38%	0.35%	0.34%
Loans 30-89 days past due and on accrual	$30,177	$26,767	$37,339

For the three months ended March 31, 2026, interest income was reduced by $725,000 as a result of nonaccrual loan activity, which included the reversal of $210,000 of accrued interest as of the date the loan was placed on nonaccrual. There was no interest income recognized on nonaccrual loans for the three months ended March 31, 2026.

The following table presents the Company’s portfolio of loans by risk grade at the dates indicated (in thousands):

	March 31, 2026	December 31, 2025	March 31, 2025
Pass	$11,416,687	$11,446,550	$11,207,852
Special Mention	55,981	82,060	33,133
Substandard	234,958	193,077	197,811
Total	$11,707,626	$11,721,687	$11,438,796

The decrease in special mention loans during the three months ended March 31, 2026, was due to loan risk rating downgrades from special mention to substandard. The increase in substandard loans during the three months ended March 31, 2026, was primarily due to loan risk rating downgrades, primarily in the commercial business loan segment. As of March 31, 2026, total substandard loans primarily consisted of loans within the commercial business, commercial real estate and agricultural business loan segments.

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

Our primary investing activity is the origination of loans and, in certain periods, the purchase of securities or loans.  During the three months ended March 31, 2026 and 2025, our loan originations, including originations of loans held for sale, exceeded our loan repayments by $112.0 million and $186.2 million, respectively. There were no loan purchases during the three months ended March 31, 2026, and $10.8 million of loan purchases during the three months ended March 31, 2025. During the three months ended March 31, 2026 and 2025, we received proceeds of $137.4 million and $120.7 million, respectively, from the sale of loans. Securities purchased during the three months ended March 31, 2026 and 2025 totaled $104.4 million and $9.8 million, respectively, and securities repayments, maturities and sales in those periods were $97.4 million and $52.9 million, respectively.

Our primary financing activity is gathering deposits. Total deposits increased by $97.2 million during the three months ended March 31, 2026, primarily due to an increase in core deposits. Core deposits were $12.38 billion at March 31, 2026, compared to $12.21 billion at December 31, 2025. Certificates of deposit are generally more vulnerable to competition and more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At March 31, 2026, certificates of deposit totaled $1.46 billion, or 11% of our total deposits, including $1.42 billion which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our certificates of deposit as they mature.

We had no FHLB advances at March 31, 2026, compared to $150.0 million at December 31, 2025, as the increase in core deposits was used to pay off FHLB advances during the period. Other borrowings increased to $115.7 million at March 31, 2026, from $107.7 million at December 31, 2025.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments, and to take advantage of investment opportunities. During the three months ended March 31, 2026, we used our sources of funds to pay off higher costing FHLB advances. At March 31, 2026, we had outstanding loan commitments totaling $4.10 billion, relating to undisbursed loans in process and unused credit lines. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice is to supplement deposits through short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings. We maintain credit facilities with the FHLB, which provide for advances secured by eligible collateral and subject to applicable borrowing capacity limitations, including required ownership of FHLB stock. At March 31, 2026, based on pledged collateral, the Bank had approximately $3.76 billion of available borrowing capacity under these facilities, and no outstanding advances. The Bank is also approved for participation in the FRBSF Borrower-in-Custody program. As of March 31, 2026, the Bank had approximately $1.74 billion of available borrowing capacity under this program, subject to eligible collateral requirements, including the type and risk rating of pledged loans. No borrowings were outstanding under this facility at March 31, 2026 or December 31, 2025. In addition, the Bank maintains uncommitted federal funds lines of credit with other financial institutions totaling $125.0 million, subject to availability of federal funds balances and continued counterparty eligibility. These lines are intended to support short-term liquidity needs and may restrict consecutive-day usage. No amounts were outstanding under these arrangements at March 31, 2026 or December 31, 2025. Management believes the Bank maintains adequate liquidity resources and borrowing capacity to meet its current and foreseeable funding requirements.

Banner is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity, and pay its own operating expenses and cash dividends. At March 31, 2026, Banner (on an unconsolidated basis) had liquid assets of $88.6 million.

Banner’s primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate increased to $0.52 per share, up from $0.50 per share, for the dividend paid to shareholders in May 2026, as approved by our Board of Directors. Our quarterly common stock dividend enables us to balance our multiple objectives of managing and investing in the Bank and returning a substantial portion of our cash to our shareholders. Assuming continued dividend payments going forward at this new rate of $0.52 per share, our average total dividend paid each quarter would be approximately $17.6 million based on the number of outstanding shares at March 31, 2026.

As noted below, Banner Corporation and its subsidiary bank continued to maintain capital levels in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the three months ended March 31, 2026, total shareholders’ equity increased $20.3 million, to $1.97 billion or 12.03% of total assets.  At March 31, 2026, tangible common shareholders’ equity, which excludes goodwill and other intangible assets, was $1.59 billion, or 9.97% of tangible assets.  Tangible common shareholders’ equity represents a non-GAAP financial measure. See, non-GAAP financial measure reconciliations presented above under “First Quarter 2026 Financial Highlights.”

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner and the Bank to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Bank to maintain minimum capital ratios of total capital, tier 1 capital, and common equity tier 1 capital to risk-weighted assets as well as tier 1 leverage capital to average assets.  In addition to the minimum capital ratios, the Bank must maintain a capital conservation buffer consisting of additional common equity tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At March 31, 2026, Banner and the Bank each exceeded all regulatory capital requirements to be “well capitalized.”

The actual regulatory capital ratios calculated for Banner Corporation and Banner Bank as of March 31, 2026, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as “Adequately Capitalized”		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Amount
Banner Corporation—consolidated
Total capital to risk-weighted assets	$2,055,876	14.85%	$1,107,753	8.00%	$1,384,692	10.00%
Tier 1 capital to risk-weighted assets	1,882,784	13.60%	830,815	6.00%	830,815	6.00%
Tier 1 leverage capital to average assets	1,882,784	11.68%	644,575	4.00%	n/a	n/a
Common equity tier 1 capital	1,796,284	12.97%	623,111	4.50%	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	$1,959,652	14.16%	$1,107,375	8.00%	$1,384,219	10.00%
Tier 1 capital to risk-weighted assets	1,786,618	12.91%	830,531	6.00%	1,107,375	8.00%
Tier 1 leverage capital to average assets	1,786,618	11.09%	644,332	4.00%	805,415	5.00%
Common equity tier 1 capital	1,786,618	12.91%	622,898	4.50%	899,742	6.50%

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

For the Company, the greatest source of interest rate risk results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch, or gap, is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to clients than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of March 31, 2026, our loans with interest rate floors totaled $5.70 billion and had a weighted average floor rate of 4.98%, compared to a current average note rate of 6.30%.  Our loans with interest rates at their floors at March 31, 2026, totaled $1.37 billion and had a weighted average note rate of 5.08%. The Company actively manages its exposure to interest rate risk through on-going adjustments to the mix of interest-earning assets and funding sources that affect the repricing speeds of loans, investments, interest-bearing deposits and borrowings.

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

The following tables set forth, as of March 31, 2026, the estimated changes in our net interest income over one-year and two-year time horizons for our rate ramp and rate shock interest rate sensitivity scenarios, and the estimated changes in economic value of equity for our rate shock interest rate sensitivity scenario based on the indicated interest rate environments (dollars in thousands):

Interest Rate Risk Indicators - Rate Ramp

	March 31, 2026
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months
+300	$5,889	0.9%	$32,810	2.5%
+200	7,868	1.2	39,222	3.0
+100	6,070	1.0	28,403	2.2
0	—	—	—	—
-100	(6,259)	(1.0)	(30,609)	(2.3)
-200	(11,409)	(1.8)	(59,159)	(4.5)
-300	(15,896)	(2.5)	(85,904)	(6.6)
(1)Assumes a gradual change in market interest rates at all maturities during the first year; however, no rates are allowed to go below zero.

Interest Rate Risk Indicators - Rate Shock

	March 31, 2026
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+300	$9,965	1.6%	$58,503	4.5%	$(406,242)	(12.5)%
+200	18,289	2.9	64,819	5.0	(218,036)	(6.7)
+100	14,877	2.3	45,239	3.5	(82,838)	(2.6)
0	—	—	—	—	—	—
-100	(15,773)	(2.5)	(49,714)	(3.8)	11,658	0.4
-200	(29,089)	(4.6)	(98,450)	(7.5)	(37,044)	(1.1)
-300	(41,813)	(6.6)	(146,129)	(11.2)	(158,783)	(4.9)
(1)Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.

At March 31, 2026, the Company’s interest rate risk profile reflected a moderately asset-sensitive position in the near term, with net interest income projected to increase under rising rate scenarios and decrease under falling rate scenarios. In contrast, the estimated long-term economic value of the balance sheet was more sensitive to interest rate changes, declining under rising rate scenarios and changing less under falling rate scenarios. Overall, the results indicate that near-term earnings are expected to benefit from higher interest rates, while the long-term economic value of equity is more sensitive to market rate movements.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 2026 (dollars in thousands), based on the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At March 31, 2026, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $3.49 billion, representing a one-year cumulative gap to total assets ratio of 21.33%.  Both the interest rate risk indicators and interest sensitivity gaps as of March 31, 2026 were within our internal policy guidelines, and Management believes the current level of interest rate risk to be reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$1,299,127	$72,229	$81,291	$10,790	$95	$—	$1,463,532
Fixed-rate mortgage loans	243,025	210,128	727,452	527,879	683,307	406,890	2,798,681
Adjustable-rate mortgage loans	1,427,722	562,406	1,403,146	1,064,644	377,009	7,671	4,842,598
Fixed-rate mortgage-backed securities	91,043	81,133	349,588	421,885	664,725	663,280	2,271,654
Adjustable-rate mortgage-backed securities	228,427	51	5,209	3,908	—	—	237,595
Fixed-rate commercial/agricultural loans	100,791	85,359	247,550	128,481	124,919	14,104	701,204
Adjustable-rate commercial/agricultural loans	940,642	36,107	106,614	40,755	918	—	1,125,036
Consumer and other loans	617,712	49,104	49,485	17,355	14,778	39,514	787,948
Investment securities and interest-earning deposits	332,557	4,250	34,510	87,399	91,505	466,585	1,016,806
Total rate sensitive assets	5,281,046	1,100,767	3,004,845	2,303,096	1,957,256	1,598,044	15,245,054
Interest-bearing liabilities: (2)
Regular savings	468,103	178,793	616,219	486,388	827,106	1,282,921	3,859,530
Interest checking accounts	254,114	88,983	321,399	272,864	517,504	1,173,867	2,628,731
Money market deposit accounts	179,466	104,015	329,364	224,933	299,726	217,146	1,354,650
Certificates of deposit	1,162,683	255,213	40,112	6,387	419	—	1,464,814
FHLB advances	—	—	—	—	—	—	—
Junior subordinated debentures	89,178	—	—	—	—	—	89,178
Retail repurchase agreements	115,723	—	—	—	—	—	115,723
Total rate sensitive liabilities	2,269,267	627,004	1,307,094	990,572	1,644,755	2,673,934	9,512,626
Excess of interest-sensitive assets over interest-sensitive liabilities	$3,011,779	$473,763	$1,697,751	$1,312,524	$312,501	$(1,075,890)	$5,732,428
Cumulative excess of interest-sensitive assets	$3,011,779	$3,485,542	$5,183,293	$6,495,817	$6,808,318	$5,732,428	$5,732,428
Cumulative ratio of interest-earning assets to interest-bearing liabilities	232.72%	220.35%	223.31%	225.07%	199.56%	160.26%	160.26%
Interest sensitivity gap to total assets	18.43	2.90	10.39	8.03	1.91	(6.58)	35.07
Ratio of cumulative gap to total assets	18.43	21.33	31.71	39.74	41.66	35.07	35.07

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
(2)Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience Management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been a negative $3.1 billion, or negative 18.87% of total assets, at March 31, 2026.

ITEM 4 – Controls and Procedures

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

(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our Management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls Over Financial Reporting:  In the quarter ended March 31, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – Risk Factors

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A of our 2025 Form 10-K.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2026:

Period	Total Number of Common Shares Purchased (1)		Total Number of Shares Purchased as Part of Publicly Announced Authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
January 1, 2026 - January 31, 2026	—	$—	—	1,229,224
February 1, 2026 - February 28, 2026	250,218	64.59	250,000	979,224
March 1, 2026 - March 31, 2026	11,427	60.87	—	979,224
Total for quarter	261,645	$64.43	250,000

(1)    Includes 11,645 shares surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants during the quarter ended March 31, 2026.

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

ITEM 3 – Defaults upon Senior Securities

Not Applicable.

ITEM 4 – Mine Safety Disclosures

Not Applicable.

ITEM 5 – Other Information

(a) None

(b) None

(c) During the quarter ended March 31, 2026, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company.

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

10{p}*	2025 Employee Stock Purchase Plan [incorporated by reference to Exhibit 10.1 included in the Registration Statement on Form S-8 dated November 5, 2025 (File No. 333-274273)].

Exhibit	Index of Exhibits

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included in Exhibit 101).
* Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

May 5, 2026	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

May 5, 2026	/s/ Robert G. Butterfield
Robert G. Butterfield
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)