Form 10-Q
period 2026-06-30
BANNER CORP
filed 2026-08-04
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	☐	No	☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:			As of July 31, 2026
Common Stock, $.01 par value per share			33,984,909 shares

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
•The impact of pending and future acquisitions or business combinations, including related goodwill impairment risks and integration challenges;
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

Further, statements about the potential effects of Banner’s proposed merger with Pacific Financial Corporation (“Pacific Financial”) on Banner’s business, financial results, and condition may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in the forward-looking statements due to factors and future developments which are uncertain, unpredictable and in many cases beyond Banner’s control, including, but are not limited to the risk that: (1) the business of Pacific Financial may not be integrated with Banner’s business successfully or such integration may be more difficult, time-consuming or costly than expected; (2) any of the anticipated benefits of the merger may not be realized or may not be realized within the expected time period; (3) customer and employee relationships and business operations may be disrupted by the merger or the announcement of the merger, and the parties may be challenged in retaining key relationships both during the pendency of the merger and following the completion of the merger if that occurs; (4) the parties may not meet expectations regarding the timing of the merger; (5) required regulatory approvals or the approval of Pacific Financial shareholders may not be obtained or such approvals may be more difficult, time-consuming or costly than expected; (6) there may be challenges in satisfying the other conditions to completion of the merger or the merger may fail to close for any other reason; (7) management’s attention may be diverted from ongoing business operations and opportunities due to the merger; (8) there may be potential negative impacts caused by the dilution resulting from Banner’s issuance of shares of Banner Common Stock in connection with the merger; and (9) other factors detailed in Banner’s filings with the SEC.

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

PART I – FINANCIAL INFORMATION
ITEM 1 - Financial Statements (unaudited)
BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares and per share amounts)
June 30, 2026 and December 31, 2025

ASSETS	June 30, 2026	December 31, 2025
Cash and due from banks	$215,508	$182,772
Interest-bearing deposits	219,944	239,868
Total cash and cash equivalents	435,452	422,640
Securities—available-for-sale, amortized cost $2,273,608 and $2,271,471, respectively	2,015,891	2,016,261
Securities—held-to-maturity, net of allowance for credit losses of $283 and $291, respectively	929,309	961,196
Total securities	2,945,200	2,977,457
Federal Home Loan Bank (FHLB) stock	24,209	16,476
Loans held for sale (includes $17,139 and $34,586, at fair value, respectively)	27,160	42,902
Loans receivable	11,994,410	11,721,687
Allowance for credit losses – loans	(161,849)	(160,276)
Net loans receivable	11,832,561	11,561,411
Accrued interest receivable	65,016	60,525
Property and equipment, net	108,247	111,522
Goodwill	373,121	373,121
Other intangibles, net	979	1,491
Bank-owned life insurance (BOLI)	324,164	319,347
Deferred tax assets, net	125,275	127,587
Operating lease right-of-use assets	29,534	32,736
Other assets	302,629	307,273
Total assets	$16,593,547	$16,354,488
LIABILITIES
Deposits:
Non-interest-bearing	$4,542,942	$4,489,839
Interest-bearing transaction and savings accounts	7,773,630	7,721,003
Interest-bearing certificates	1,473,021	1,532,304
Total deposits	13,789,593	13,743,146
Advances from FHLB	320,000	150,000
Other borrowings	114,497	107,715
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	79,652	79,151
Operating lease liabilities	32,108	35,755
Accrued expenses and other liabilities	210,134	245,266
Deferred compensation	48,300	47,158
Total liabilities	14,594,284	14,408,191
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 33,984,909 shares issued and outstanding at June 30, 2026; 34,097,856 shares issued and outstanding at December 31, 2025	1,268,527	1,282,505
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2026; no shares issued and outstanding at December 31, 2025	—	—
Retained earnings	940,210	871,803
Carrying value of shares held in trust for stock-based compensation plans	(5,682)	(5,813)
Liability for common stock issued to stock related compensation plans	5,682	5,813
Accumulated other comprehensive loss	(209,474)	(208,011)
Total shareholders’ equity	1,999,263	1,946,297
Total liabilities and shareholders’ equity	$16,593,547	$16,354,488
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except shares and per share amounts)
For the Three and Six Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
INTEREST INCOME:
Loans receivable	$178,389	$175,373	$352,092	$344,050
Mortgage-backed securities	14,053	15,416	28,369	31,160
Securities and cash equivalents	10,244	9,470	20,043	18,917
Total interest income	202,686	200,259	400,504	394,127
INTEREST EXPENSE:
Deposits	45,554	49,316	91,232	98,053
FHLB advances	1,426	3,370	1,466	4,230
Other borrowings	732	675	1,429	1,369
Subordinated debt	1,234	2,499	2,468	4,993
Total interest expense	48,946	55,860	96,595	108,645
Net interest income	153,740	144,399	303,909	285,482
PROVISION FOR CREDIT LOSSES	3,818	4,795	3,022	7,934
Net interest income after provision for credit losses	149,922	139,604	300,887	277,548
NON-INTEREST INCOME:
Deposit fees and other service charges	11,728	10,835	23,119	21,604
Mortgage banking operations	2,792	3,226	6,004	6,329
BOLI	2,471	2,384	4,783	4,959
Miscellaneous	1,380	1,221	3,206	3,567
	18,371	17,666	37,112	36,459
Net gain (loss) on sale of securities	8	(3)	(1,234)	(3)
Net change in valuation of financial instruments carried at fair value	(157)	88	1,505	403
Total non-interest income	18,222	17,751	37,383	36,859
NON-INTEREST EXPENSE:
Salary and employee benefits	69,388	65,486	137,120	130,343
Less capitalized loan origination costs	(5,283)	(4,924)	(9,169)	(8,254)
Occupancy and equipment	10,936	12,256	21,633	24,353
Information and computer data services	10,322	8,199	18,635	15,827
Payment and card processing services	6,218	5,899	12,259	11,649
Professional and legal expenses	2,719	2,271	4,332	4,701
Advertising and marketing	1,982	1,087	2,655	1,677
Deposit insurance	2,819	2,800	5,536	5,597
State and municipal business and use taxes	1,773	1,416	3,593	2,870
Real estate operations, net	165	392	274	331
Amortization of core deposit intangibles	256	455	512	911
Miscellaneous	6,695	6,011	13,218	12,602
Total non-interest expense	107,990	101,348	210,598	202,607
Income before provision for income taxes	60,154	56,007	127,672	111,800
PROVISION FOR INCOME TAXES	11,268	10,511	24,070	21,169
NET INCOME	$48,886	$45,496	$103,602	$90,631
Earnings per common share:
Basic	$1.44	$1.31	$3.04	$2.62
Diluted	$1.43	$1.31	$3.03	$2.61
Cumulative dividends declared per common share	$0.52	$0.48	$1.02	$0.96
Weighted average number of common shares outstanding:
Basic	34,012,611	34,627,433	34,025,849	34,568,948
Diluted	34,129,173	34,738,948	34,197,096	34,761,044
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three and Six Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET INCOME	$48,886	$45,496	$103,602	$90,631
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) on securities—available-for-sale arising during the period	1,487	9,697	(3,749)	47,998
Income tax (expense) benefit related to securities—available-for-sale unrealized holding losses	(357)	(2,328)	900	(11,520)
Reclassification for net loss on securities—available-for-sale realized in earnings	—	3	1,242	3
Income tax benefit related to securities—available-for-sale realized in earnings	—	(1)	(298)	(1)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	551	567	1,083	1,116
Income tax expense related to amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	(132)	(136)	(260)	(268)
Changes in fair value of junior subordinated debentures related to instrument specific credit risk	(180)	(5,655)	(501)	(5,889)
Income tax benefit related to junior subordinated debentures	43	1,357	120	1,413
Other comprehensive income (loss)	1,412	3,504	(1,463)	32,852
COMPREHENSIVE INCOME	$50,298	$49,000	$102,139	$123,483

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands, except shares and per share amounts)

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2025	34,459,832	$1,307,509	$744,091	$(277,274)	$1,774,326
Net income			45,135		45,135
Other comprehensive income, net of income tax				29,348	29,348
Accrual of dividends on common stock ($0.48/share)			(16,814)		(16,814)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	30,140	1,458			1,458
Balance, March 31, 2025	34,489,972	1,308,967	772,412	(247,926)	1,833,453
Net income			45,496		45,496
Other comprehensive income, net of income tax				3,504	3,504
Accrual of dividends on common stock ($0.48/share)			(16,826)		(16,826)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	94,022	37			37
Balance, June 30, 2025	34,583,994	1,309,004	801,082	(244,422)	1,865,664
Net income			53,502		53,502
Other comprehensive income, net of income tax				23,667	23,667
Accrual of dividends on common stock ($0.48/share)			(16,758)		(16,758)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	1,303	2,678			2,678
Repurchase of common stock	(250,000)	(15,861)			(15,861)
Balance, September 30, 2025	34,335,297	1,295,821	837,826	(220,755)	1,912,892
Net income			51,249		51,249
Other comprehensive income, net of income tax				12,744	12,744
Accrual of dividends on common stock ($0.50/share)			(17,272)		(17,272)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	12,534	2,631			2,631
Repurchase of common stock	(249,975)	(15,947)			(15,947)
Balance, December 31, 2025	34,097,856	1,282,505	871,803	(208,011)	1,946,297
Net income			54,716		54,716
Other comprehensive loss, net of income tax				(2,875)	(2,875)
Accrual of dividends on common stock ($0.50/share)			(17,297)		(17,297)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	27,242	1,941			1,941
Repurchase of common stock	(250,000)	(16,148)			(16,148)
Balance, March 31, 2026	33,875,098	1,268,298	909,222	(210,886)	1,966,634
Net income			48,886		48,886
Other comprehensive income, net of income tax				1,412	1,412
Accrual of dividends on common stock ($0.52/share)			(17,898)		(17,898)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	109,811	229			229
Balance, June 30, 2026	33,984,909	$1,268,527	$940,210	$(209,474)	$1,999,263

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES:
Net income	$103,602	$90,631
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	7,080	8,474
Deferred income and expense, net of amortization	(5,458)	(4,817)
Capitalized loan servicing rights, net of amortization	207	225
Amortization of core deposit intangibles	512	911
Loss on sale of securities, net	1,234	3
Net change in valuation of financial instruments carried at fair value	(1,505)	(403)
Decrease in deferred taxes	2,774	1,941
Increase in current taxes payable/receivable, net	(4,823)	(4,348)
Stock-based compensation	5,657	4,913
Net change in cash surrender value of BOLI	(4,783)	(4,652)
Gain on sale of loans, excluding capitalized servicing rights	(2,626)	(3,051)
Loss on disposal of real estate held for sale and property and equipment, net	188	948
Provision for credit losses	3,022	7,934
Origination of loans held for sale	(198,383)	(171,026)
Proceeds from sales of loans held for sale	270,343	215,707
Net change in:
Other assets	11,853	16,642
Other liabilities	(40,024)	(47,943)
Net cash provided from operating activities	148,870	112,089
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(164,586)	(18,896)
Principal repayments and maturities of securities—available-for-sale	145,188	105,638
Proceeds from sales of securities—available-for-sale	14,727	—
Principal repayments and maturities of securities—held-to-maturity	32,079	20,326
Loan originations, net of repayments	(330,845)	(394,673)
Purchases of loans and participating interest in loans	—	(10,780)
Proceeds from sales of other loans	7,170	20,189
Purchases of property and equipment	(3,960)	(4,398)
Proceeds from sale of real estate held for sale and sale of other property	2,453	1,875
Proceeds from FHLB stock repurchase program	50,985	112,775
Purchase of FHLB stock	(58,717)	(125,475)
Investment in BOLI	(34)	(39)
Other	1,442	873
Net cash used by investing activities	(304,098)	(292,585)
Continued on next page

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,
	2026	2025
FINANCING ACTIVITIES:
Increase in deposits, net	$46,448	$12,893
Advances of overnight and short term FHLB borrowings, net	170,000	275,000
Increase (decrease) in other borrowings, net	6,783	(8,146)
Repayment of subordinated notes	—	(80,500)
Cash dividends paid	(35,557)	(33,843)
Cash paid to repurchase common stock	(16,148)	—
Taxes paid related to net share settlement of equity awards	(3,486)	(3,418)
Net cash provided by financing activities	168,040	161,986
NET CHANGE IN CASH AND CASH EQUIVALENTS	12,812	(18,510)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	422,640	501,858
CASH AND CASH EQUIVALENTS, END OF PERIOD	$435,452	$483,348

	Six Months Ended June 30,
	2026	2025
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$100,855	$111,040
Tax paid	17,720	16,592
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Transfer of loans to real estate owned and other repossessed assets	2,609	4,671
Loans, held-for-sale, transferred from portfolio	(53,592)	(47,260)

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2026, for potential recognition or disclosure. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and note disclosures have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. All significant intercompany transactions and balances have been eliminated.

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

Financial Instruments—Credit Losses: Purchased Loans (Topic 310-10):

In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. The amendments in this ASU are intended to simplify and improve the accounting for acquired loans by expanding the use of the gross‑up approach, previously limited to purchased credit‑deteriorated (PCD) assets, to a new category of purchased seasoned loans, which encompasses certain acquired non‑PCD loans. Under this approach, entities recognize an allowance for expected credit losses at the acquisition date with a corresponding increase to the asset’s amortized cost basis, eliminating day 1 credit loss expense and improving comparability across acquired loan portfolios.

This ASU is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period if financial statements have not yet been issued or made available for issuance. Pending the acquisition of Pacific Financial, the Company expects to early adopt this ASU as it will apply to loans acquired following the adoption date.

Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this ASU are intended to modernize the guidance for accounting for software costs under Subtopic 350-40 and remove all references to prescriptive and sequential software development stages. This increases the operability of the cost recognition guidance by considering different methods of software development. The ASU requires that an entity begin capitalizing software costs when both of the following conditions have been met: management has authorized and committed to funding the software project; and it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). In addition, this ASU clarifies disclosure requirements for Internal-Use Software.

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

Note 3: SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at June 30, 2026 and December 31, 2025 are summarized as follows (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$9,024	$—	$(334)	$8,690
Municipal bonds	180,084	978	(25,795)	155,267
Corporate bonds	129,089	4,601	(2,462)	131,228
Mortgage-backed or related securities	1,754,555	1,794	(236,782)	1,519,567
Asset-backed securities	200,856	288	(5)	201,139
	$2,273,608	$7,661	$(265,378)	$2,015,891

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$221	$—	$(1)	$220	$—
Municipal bonds	422,397	77	(52,930)	369,407	(137)
Corporate bonds	2,488	—	—	2,342	(146)
Mortgage-backed or related securities	504,486	—	(88,468)	416,018	—
	$929,592	$77	$(141,399)	$787,987	$(283)

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$6,454	$—	$(311)	$6,143
Municipal bonds	169,386	1,070	(26,999)	143,457
Corporate bonds	115,982	4,646	(2,839)	117,789
Mortgage-backed or related securities	1,827,227	2,313	(233,208)	1,596,332
Asset-backed securities	152,422	162	(44)	152,540
	$2,271,471	$8,191	$(263,401)	$2,016,261

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$262	$—	$(2)	$260	$—
Municipal bonds	430,571	34	(56,311)	374,149	(145)
Corporate bonds	2,544	—	—	2,398	(146)
Mortgage-backed or related securities	528,110	—	(90,249)	437,861	—
	$961,487	$34	$(146,562)	$814,668	$(291)

Accrued interest receivable on held-to-maturity debt securities was $4.0 million and $4.1 million at June 30, 2026 and December 31, 2025, and $8.9 million and $8.3 million on available-for-sale debt securities at June 30, 2026 and December 31, 2025, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Statements of Financial Condition and is excluded from the calculation of the allowance for credit losses.

At June 30, 2026 and December 31, 2025, gross unrealized losses and the fair value for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	June 30, 2026
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$3,331	$(7)	$5,359	$(327)	$8,690	$(334)
Municipal bonds	13,246	(50)	94,111	(25,745)	107,357	(25,795)
Corporate bonds	41,824	(458)	29,720	(2,004)	71,544	(2,462)
Mortgage-backed or related securities	73,622	(796)	1,306,968	(235,986)	1,380,590	(236,782)
Asset-backed securities	28,997	(5)	—	—	28,997	(5)
	$161,020	$(1,316)	$1,436,158	$(264,062)	$1,597,178	$(265,378)

	December 31, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$—	$—	$6,143	$(311)	$6,143	$(311)
Municipal bonds	—	—	94,038	(26,999)	94,038	(26,999)
Corporate bonds	11,238	(31)	50,000	(2,808)	61,238	(2,839)
Mortgage-backed or related securities	50,803	(46)	1,395,325	(233,162)	1,446,128	(233,208)
Asset-backed securities	10,000	(44)	—	—	10,000	(44)
	$72,041	$(121)	$1,545,506	$(263,280)	$1,617,547	$(263,401)

At June 30, 2026, there were 186 securities—available-for-sale with unrealized losses, compared to 175 at December 31, 2025. Management does not believe that any remaining individual unrealized loss as of June 30, 2026 or December 31, 2025 resulted from credit loss.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. There were no securities—available-for-sale in a nonaccrual status at June 30, 2026 or December 31, 2025.

The following table presents gross gains and losses on sales and partial calls of securities available-for-sale (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Available-for-Sale:
Gross Gains	$—	$—	$92	$—
Gross Losses	—	(3)	(1,334)	(3)
Balance, end of the period	$—	$(3)	$(1,242)	$(3)

The following table presents the amortized cost and estimated fair value of securities at June 30, 2026, by contractual maturity and does not reflect any required periodic payments (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	June 30, 2026
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$6,013	$5,838	$2,015	$1,865
Maturing after one year through five years	178,802	164,527	10,826	10,617
Maturing after five years through ten years	269,400	259,318	44,518	42,917
Maturing after ten years	1,819,393	1,586,208	872,233	732,588
	$2,273,608	$2,015,891	$929,592	$787,987

The following table presents, as of June 30, 2026, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	June 30, 2026
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$313,691	$325,805	$282,822
Interest rate swap counterparties	941	941	798
Repurchase transaction accounts	197,060	197,060	161,668
Other	2,475	2,475	2,226
Total pledged securities	$514,167	$526,281	$447,514

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit ratings, which are reviewed and updated quarterly. The Company’s non-rated held-to-maturity debt securities are primarily United States government sponsored enterprise debentures carrying minimal to no credit risk. The non-rated corporate bonds primarily consist of Community Reinvestment Act related bonds secured by loan instruments from low to moderate income borrowers. The remaining non-rated held-to-maturity debt securities balance is comprised of local municipal debt from within the Company’s geographic footprint and is monitored through quarterly or annual financial review. This municipal debt is predominately essential service or unlimited general obligation backed debt. The following tables summarize the amortized cost of held-to-maturity debt securities by credit rating at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$414,885	$500	$15,840	$431,225
Not Rated	221	7,512	1,988	488,646	498,367
	$221	$422,397	$2,488	$504,486	$929,592

	December 31, 2025
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$422,275	$500	$15,969	$438,744
Not Rated	262	8,296	2,044	512,141	522,743
	$262	$430,571	$2,544	$528,110	$961,487

Note 4: LOANS RECEIVABLE AND THE ALLOWANCE FOR CREDIT LOSSES - LOANS

The following table presents the loans receivable at June 30, 2026 and December 31, 2025 by class (dollars in thousands).

	June 30, 2026		December 31, 2025
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,229,993	10%	$1,138,298	10%
Investment properties	1,744,127	14	1,701,413	15
Small balance CRE	1,166,516	10	1,212,357	10
Multifamily real estate	855,862	7	850,789	7
Construction, land and land development:
Commercial construction	181,843	2	156,021	1
Multifamily construction	503,058	4	514,330	5
One- to four-family construction	631,183	5	607,447	5
Land and land development	378,172	3	433,678	4
Commercial business:
Commercial business	1,286,818	11	1,225,108	11
Small business scored	1,295,861	11	1,187,360	10
Agricultural business, including secured by farmland	337,487	3	353,152	3
One- to four-family residential	1,556,493	13	1,573,191	13
Consumer:
Consumer—home equity revolving lines of credit	744,546	6	679,489	5
Consumer—other	82,451	1	89,054	1
Total loans	11,994,410	100%	11,721,687	100%
Less allowance for credit losses – loans	(161,849)		(160,276)
Net loans	$11,832,561		$11,561,411

Loan amounts are net of unearned loan fees in excess of unamortized costs of $17.6 million as of June 30, 2026, and $16.5 million as of December 31, 2025. Net loans include net discounts on acquired loans of $1.9 million and $2.4 million as of June 30, 2026 and December 31, 2025, respectively. Net loans does not include accrued interest receivable. Accrued interest receivable on loans was $52.1 million as of June 30, 2026 and $48.2 million as of December 31, 2025, and was reported in accrued interest receivable on the Consolidated Statements of Financial Condition.

The Company had pledged $8.2 billion of loans as collateral for FHLB and other borrowings at both June 30, 2026 and December 31, 2025, respectively.

Troubled Loan Modifications. Occasionally, the Company offers modifications of loans to borrowers experiencing financial difficulty by providing principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, or any combination of these modifications. The following table presents the amortized cost basis and financial effect of loans at June 30, 2026 and June 30, 2025, that were both experiencing financial difficulty and modified during the six months ended June 30, 2026 and June 30, 2025, respectively (in thousands).

	June 30, 2026
	Term Extension	Total
Land and land development	2,777	2,777
Total	$2,777	$2,777

	June 30, 2025
	Term Extension	Total
One- to four-family construction	$2,055	$2,055
Land and land development	3,280	3,280
Total	$5,335	$5,335

The Company had committed to lend no additional amounts to the borrowers included in the previous tables as of June 30, 2026, compared to commitments of $1.9 million at June 30, 2025. The Company closely monitors the performance of loans modified for borrowers experiencing financial difficulty to assess the effectiveness of its modification efforts.

We had no loans that had been modified in the previous 12 months that were past due or on nonaccrual status at June 30, 2026. The following table presents the performance at June 30, 2025 of loans that had been modified in the previous 12 months (in thousands):

	June 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial business	$—	$—	$—	$1,460	$1,460
Total	$—	$—	$—	$1,460	$1,460

Loans are considered to be in payment default when they are 90 days or more past due. There were no loans that, within twelve months of the modification date, experienced a subsequent default during the six months ended June 30, 2026. The following tables present the amortized cost basis of modified loans that, within twelve months of the modification date, experienced a subsequent default during the six months ended June 30, 2025:

	June 30, 2025
	Term Extension	Total
Commercial business	$1,460	$1,460
Total	$1,460	$1,460

The following table presents the financial effect of the loan modifications presented above for borrowers experiencing financial difficulty for the six months ended June 30, 2026 and June 30, 2025:

Six Months Ended June 30, 2026
Weighted-Average Term Extension (in months)
Land and land development	9

Six Months Ended June 30, 2025
Weighted-Average Term Extension (in months)
One- to four-family construction	21
Land and land development	9

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

The following tables present the Company’s portfolio of risk-rated loans by class and by grade as of June 30, 2026 and December 31, 2025 (in thousands). In addition, the tables include the gross charge-offs for the six months ended June 30, 2026 and for the year ended December 31, 2025. Revolving loans that are converted to term loans are treated as new originations in the tables below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	June 30, 2026
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2026	2025	2024	2023	2022	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$190,655	$174,626	$170,284	$151,973	$121,946	$326,602	$63,388	$1,199,474
Special Mention	2,794	—	553	62	—	—	—	3,409
Substandard	—	12,294	—	—	5,881	8,935	—	27,110
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$193,449	$186,920	$170,837	$152,035	$127,827	$335,537	$63,388	$1,229,993

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - investment properties
Risk Rating
Pass	$229,621	$263,570	$86,113	$125,469	$197,499	$763,090	$62,360	$1,727,722
Special Mention	—	—	—	—	—	9,682	—	9,682
Substandard	—	—	—	4,202	—	2,521	—	6,723
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$229,621	$263,570	$86,113	$129,671	$197,499	$775,293	$62,360	$1,744,127

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily real estate
Risk Rating
Pass	$64,514	$61,879	$79,511	$70,547	$194,669	$381,085	$1,656	$853,861
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,001	—	2,001
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$64,514	$61,879	$79,511	$70,547	$194,669	$383,086	$1,656	$855,862

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	June 30, 2026
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2026	2025	2024	2023	2022	Prior

Commercial construction
Risk Rating
Pass	$39,092	$60,934	$38,268	$20,099	$22,715	$—	$—	$181,108
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	735	—	735
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$39,092	$60,934	$38,268	$20,099	$22,715	$735	$—	$181,843

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily construction
Risk Rating
Pass	$126,773	$186,811	$135,664	$33,425	$—	$—	$—	$482,673
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	20,385	—	—	—	—	—	20,385
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$126,773	$207,196	$135,664	$33,425	$—	$—	$—	$503,058

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

One- to four- family construction
Risk Rating
Pass	$306,909	$269,183	$27,590	$—	$—	$—	$21,562	$625,244
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	5,201	—	738	—	—	—	5,939
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$306,909	$274,384	$27,590	$738	$—	$—	$21,562	$631,183

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	June 30, 2026
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2026	2025	2024	2023	2022	Prior

Land and land development
Risk Rating
Pass	$95,842	$149,436	$43,966	$26,264	$21,548	$32,044	$3,789	$372,889
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,777	—	468	182	1,004	852	—	5,283
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$98,619	$149,436	$44,434	$26,446	$22,552	$32,896	$3,789	$378,172

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial business
Risk Rating
Pass	$72,813	$204,304	$68,323	$74,586	$112,325	$297,541	$390,412	$1,220,304
Special Mention	1,849	452	—	43	339	—	3,996	6,679
Substandard	20,286	1,875	1,166	2,507	982	3,358	29,661	59,835
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$94,948	$206,631	$69,489	$77,136	$113,646	$300,899	$424,069	$1,286,818

Current period gross charge-offs	$—	$—	$—	$5	$6	$7	$418	$436

Agricultural business, including secured by farmland
Risk Rating
Pass	$14,591	$17,035	$9,413	$32,499	$20,056	$77,258	$134,845	$305,697
Special Mention	—	—	—	—	—	1,373	—	1,373
Substandard	—	—	—	2,467	8,310	10,874	8,766	30,417
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business, including secured by farmland	$14,591	$17,035	$9,413	$34,966	$28,366	$89,505	$143,611	$337,487

Current period gross charge-offs	$—	$—	$—	$4	$—	$—	$—	$4

	December 31, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$199,049	$205,626	$171,690	$105,779	$135,162	$226,813	$61,016	$1,105,135
Special Mention	—	558	—	9,603	—	2,806	—	12,967
Substandard	—	—	288	8,534	—	11,374	—	20,196
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$199,049	$206,184	$171,978	$123,916	$135,162	$240,993	$61,016	$1,138,298

Gross charge-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - investment properties
Risk Rating
Pass	$296,157	$106,127	$131,328	$209,997	$241,372	$642,420	$63,376	$1,690,777
Special Mention	—	—	—	—	—	6,652	—	6,652
Substandard	—	—	—	—	—	3,984	—	3,984
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$296,157	$106,127	$131,328	$209,997	$241,372	$653,056	$63,376	$1,701,413

Gross charge-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily real estate
Risk Rating
Pass	$44,775	$89,961	$89,370	$233,563	$168,171	$221,236	$1,671	$848,747
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,042	—	2,042
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$44,775	$89,961	$89,370	$233,563	$168,171	$223,278	$1,671	$850,789

Gross charge-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior

Commercial construction
Risk Rating
Pass	$61,803	$36,567	$35,243	$21,666	$—	$—	$—	$155,279
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	742	—	—	742
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$61,803	$36,567	$35,243	$21,666	$742	$—	$—	$156,021

Gross charge-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily construction
Risk Rating
Pass	$190,491	$180,871	$109,466	$—	$—	$—	$9,126	$489,954
Special Mention	5,100	—	—	—	—	—	—	5,100
Substandard	19,276	—	—	—	—	—	—	19,276
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$214,867	$180,871	$109,466	$—	$—	$—	$9,126	$514,330

Gross charge-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—

One- to four- family construction
Risk Rating
Pass	$494,781	$82,237	$—	$—	$—	$—	$22,919	$599,937
Special Mention	2,381	—	—	—	—	—	—	2,381
Substandard	4,391	—	738	—	—	—	—	5,129
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$501,553	$82,237	$738	$—	$—	$—	$22,919	$607,447

Gross charge-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior

Land and land development
Risk Rating
Pass	$223,638	$104,496	$31,388	$23,470	$18,588	$16,033	$7,156	$424,769
Special Mention	4,472	—	—	—	—	—	—	4,472
Substandard	638	468	1,338	1,286	99	608	—	4,437
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$228,748	$104,964	$32,726	$24,756	$18,687	$16,641	$7,156	$433,678

Gross charge-offs for the year ended December 31, 2025	$218	$—	$—	$—	$—	$—	$—	$218

Commercial business
Risk Rating
Pass	$206,830	$114,469	$82,152	$126,537	$68,700	$252,020	$290,225	$1,140,933
Special Mention	—	—	—	213	—	—	44,672	44,885
Substandard	17,131	2,648	2,498	1,264	901	3,357	11,491	39,290
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$223,961	$117,117	$84,650	$128,014	$69,601	$255,377	$346,388	$1,225,108

Gross charge-offs for the year ended December 31, 2025	$—	$1,941	$908	$—	$18	$164	$567	$3,598

Agricultural business, including secured by farmland
Risk Rating
Pass	$17,455	$12,989	$34,593	$20,096	$21,745	$58,558	$142,528	$307,964
Special Mention	388	—	—	648	—	3,289	319	4,644
Substandard	6,289	74	4,445	8,424	1,560	11,565	8,187	40,544
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business, including secured by farmland	$24,132	$13,063	$39,038	$29,168	$23,305	$73,412	$151,034	$353,152

Gross charge-offs for the year ended December 31, 2025	$—	$—	$730	$361	$—	$1,325	$—	$2,416

The following tables present the Company’s portfolio of non-risk-rated loans by class and delinquency status as of June 30, 2026 and December 31, 2025 (in thousands). In addition, the tables include the gross charge-offs for the six months ended June 30, 2026 and for the year ended December 31, 2025. Revolving loans that are converted to term loans are treated as new originations in the tables below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	June 30, 2026
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2026	2025	2024	2023	2022	Prior

Small balance CRE
Past Due Category
Current	$49,162	$97,261	$71,720	$82,933	$190,204	$673,018	$—	$1,164,298
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	881	—	—	881
90 Days + Past Due	—	—	579	58	—	700	—	1,337
Total Small balance CRE	$49,162	$97,261	$72,299	$82,991	$191,085	$673,718	$—	$1,166,516

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Small business scored
Past Due Category
Current	$192,742	$212,450	$172,566	$130,795	$184,875	$252,527	$143,263	$1,289,218
30-59 Days Past Due	—	269	99	1,559	906	162	496	3,491
60-89 Days Past Due	—	26	178	308	—	—	5	517
90 Days + Past Due	—	11	46	1,045	1,142	391	—	2,635
Total Small business scored	$192,742	$212,756	$172,889	$133,707	$186,923	$253,080	$143,764	$1,295,861

Current period gross charge-offs	$54	$18	$46	$367	$167	$68	$—	$720

One- to four- family residential
Past Due Category
Current	$72,829	$92,831	$178,489	$270,043	$480,219	$435,185	$—	$1,529,596
30-59 Days Past Due	75	—	104	—	—	681	—	860
60-89 Days Past Due	—	619	2,326	794	1,433	1,796	—	6,968
90 Days + Past Due	—	1,316	2,390	3,328	5,608	6,427	—	19,069
Total One- to four- family residential	$72,904	$94,766	$183,309	$274,165	$487,260	$444,089	$—	$1,556,493

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	June 30, 2026
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2026	2025	2024	2023	2022	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$3,558	$814	$1,498	$2,631	$6,719	$12,208	$710,795	$738,223
30-59 Days Past Due	—	91	35	279	856	403	1,420	3,084
60-89 Days Past Due	—	—	45	95	—	292	—	432
90 Days + Past Due	—	—	311	566	298	1,632	—	2,807
Total Consumer—home equity revolving lines of credit	$3,558	$905	$1,889	$3,571	$7,873	$14,535	$712,215	$744,546

Current period gross charge-offs	$—	$—	$—	$—	$—	$45	$—	$45

Consumer-other
Past Due Category
Current	$2,199	$9,920	$4,531	$3,373	$18,074	$23,219	$20,805	$82,121
30-59 Days Past Due	1	—	—	4	44	54	120	223
60-89 Days Past Due	—	—	15	—	—	47	45	107
90 Days + Past Due	—	—	—	—	—	—	—	—
Total Consumer-other	$2,200	$9,920	$4,546	$3,377	$18,118	$23,320	$20,970	$82,451

Current period gross charge-offs	$—	$38	$26	$56	$75	$174	$472	$841

	December 31, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior

Small balance CRE
Past Due Category
Current	$103,382	$72,801	$85,106	$198,097	$206,554	$543,983	$—	$1,209,923
30-59 Days Past Due	—	—	—	1,283	—	113	—	1,396
60-89 Days Past Due	—	—	—	—	—	513	—	513
90 Days + Past Due	—	—	66	—	459	—	—	525
Total Small balance CRE	$103,382	$72,801	$85,172	$199,380	$207,013	$544,609	$—	$1,212,357

Gross charge-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—

Small business scored
Past Due Category
Current	$228,509	$185,753	$146,606	$201,580	$125,471	$152,648	$140,156	$1,180,723
30-59 Days Past Due	53	122	122	2,394	195	1,403	167	4,456
60-89 Days Past Due	131	—	135	353	6	—	152	777
90 Days + Past Due	—	—	532	239	226	407	—	1,404
Total Small business scored	$228,693	$185,875	$147,395	$204,566	$125,898	$154,458	$140,475	$1,187,360

Gross charge-offs for the year ended December 31, 2025	$75	$181	$862	$623	$149	$60	$—	$1,950

One- to four- family residential
Past Due Category
Current	$111,613	$193,605	$281,207	$496,857	$225,148	$230,488	$—	$1,538,918
30-59 Days Past Due	—	1,695	3,034	2,228	1,325	1,433	—	9,715
60-89 Days Past Due	—	1,911	—	1,315	453	1,455	—	5,134
90 Days + Past Due	357	4,170	3,079	5,022	4,421	2,375	—	19,424
Total One- to four- family residential	$111,970	$201,381	$287,320	$505,422	$231,347	$235,751	$—	$1,573,191

Gross charge-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$13	$—	$13

	December 31, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$3,526	$2,138	$2,781	$6,796	$2,719	$8,126	$646,536	$672,622
30-59 Days Past Due	—	—	360	908	536	160	1,853	3,817
60-89 Days Past Due	—	—	208	345	—	300	—	853
90 Days + Past Due	—	100	669	345	—	1,083	—	2,197
Total Consumer—home equity revolving lines of credit	$3,526	$2,238	$4,018	$8,394	$3,255	$9,669	$648,389	$679,489

Gross charge-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—

Consumer-other
Past Due Category
Current	$11,532	$5,810	$3,783	$20,899	$6,145	$19,294	$21,054	$88,517
30-59 Days Past Due	—	6	45	31	—	94	151	327
60-89 Days Past Due	—	11	10	—	10	17	77	125
90 Days + Past Due	—	—	—	51	—	34	—	85
Total Consumer-other	$11,532	$5,827	$3,838	$20,981	$6,155	$19,439	$21,282	$89,054

Gross charge-offs for the year ended December 31, 2025	$21	$18	$57	$89	$50	$189	$1,195	$1,619

The following tables provide the amortized cost basis of collateral-dependent loans as of June 30, 2026 and December 31, 2025 (in thousands). Our collateral dependent loans presented in the tables below have no significant concentrations by property type or location.

	June 30, 2026
	Real Estate	Equipment	Inventory	Total
Commercial real estate:
Owner-occupied	$797	$49	$183	$1,029
Small balance CRE	1,047	—	—	1,047
Construction, land and land development:
Multifamily construction	8,288	—	—	8,288
One- to four-family construction	2,006	—	—	2,006
Commercial business
Commercial business	715	—	—	715
Small business scored	243	—	—	243
Agricultural business, including secured by farmland	2,912	—	—	2,912
One- to four-family residential	12,790	—	—	12,790
Consumer:
Consumer—home equity revolving lines of credit	238	—	—	238
Total	$29,036	$49	$183	$29,268

	December 31, 2025
	Real Estate	Equipment	Inventory	Total
Commercial real estate:
Small balance CRE	$460	$—	$—	$460
Construction, land and land development:
One- to four-family construction	2,006	—	—	2,006
Land and land development	1,970	—	—	1,970
Commercial business
Commercial business	715	—	1,460	2,175
Small business scored	239	—	—	239
Agricultural business, including secured by farmland	3,064	1,491	—	4,555
One- to four-family residential	12,466	—	—	12,466
Consumer:
Consumer—home equity revolving lines of credit	252	—	—	252
Total	$21,172	$1,491	$1,460	$24,123

The following tables provide additional detail on the age analysis of the Company’s past due loans as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$2,336	$296	$1,030	$3,662	$1,226,331	$1,229,993	$1,029	$1,029	$—
Investment properties	—	—	—	—	1,744,127	1,744,127	—	—	—
Small balance CRE	—	881	1,337	2,218	1,164,298	1,166,516	1,045	1,103	234
Multifamily real estate	157	—	—	157	855,705	855,862	—	—	—
Construction, land and land development:
Commercial construction	—	—	—	—	181,843	181,843	—	—	—
Multifamily construction	—	—	8,288	8,288	494,770	503,058	8,288	8,288	—
One- to four-family construction	—	564	2,006	2,570	628,613	631,183	2,006	2,006	—
Land and land development	—	492	1,969	2,461	375,711	378,172	—	2,354	—
Commercial business:
Commercial business	42	248	1,439	1,729	1,285,089	1,286,818	716	2,211	—
Small business scored	3,491	517	2,635	6,643	1,289,218	1,295,861	243	4,757	—
Agricultural business, including secured by farmland	—	—	55	55	337,432	337,487	—	2,967	—
One- to four-family residential	860	6,968	19,069	26,897	1,529,596	1,556,493	10,415	23,398	1,427
Consumer:
Consumer—home equity revolving lines of credit	3,084	432	2,807	6,323	738,223	744,546	238	4,784	265
Consumer—other	223	107	—	330	82,121	82,451	—	—	—
Total	$10,193	$10,505	$40,635	$61,333	$11,933,077	$11,994,410	$23,980	$52,897	$1,926

(1)     The Company did not recognize any interest income on non-accrual loans during the six months ended June 30, 2026.

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$260	$—	$—	$260	$1,138,038	$1,138,298	$—	$—	$—
Investment properties	—	—	—	—	1,701,413	1,701,413	—	—	—
Small balance CRE	1,396	513	525	2,434	1,209,923	1,212,357	459	525	—
Multifamily real estate	—	—	—	—	850,789	850,789	—	—	—
Construction, land and land development:
Commercial construction	—	—	—	—	156,021	156,021	—	—	—
Multifamily construction	—	—	—	—	514,330	514,330	—	—	—
One- to four-family construction	289	—	2,007	2,296	605,151	607,447	738	738	1,268
Land and land development	623	517	3,298	4,438	429,240	433,678	1,970	4,437	—
Commercial business:
Commercial business	992	—	2,813	3,805	1,221,303	1,225,108	716	3,390	—
Small business scored	4,456	777	1,404	6,637	1,180,723	1,187,360	239	3,361	—
Agricultural business, including secured by farmland	—	—	1,546	1,546	351,606	353,152	1,490	4,609	—
One-to four-family residential	9,715	5,134	19,424	34,273	1,538,918	1,573,191	10,272	19,855	2,698
Consumer:
Consumer—home equity revolving lines of credit	3,817	853	2,197	6,867	672,622	679,489	252	4,559	114
Consumer—other	327	125	85	537	88,517	89,054	—	51	34
Total	$21,875	$7,919	$33,299	$63,093	$11,658,594	$11,721,687	$16,136	$41,525	$4,114

(1)     The Company did not recognize any interest income on non-accrual loans during the year ended December 31, 2025.

The following tables provide the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the Three Months Ended June 30, 2026
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$41,788	$9,201	$34,589	$39,452	$4,930	$19,640	$10,752	$160,352
Provision/(recapture) for credit losses	367	658	(2,470)	1,784	720	(174)	713	1,598
Recoveries	12	—	5	171	213	12	63	476
Charge-offs	—	—	—	(293)	(4)	—	(280)	(577)
Ending balance	$42,167	$9,859	$32,124	$41,114	$5,859	$19,478	$11,248	$161,849

	For the Six Months Ended June 30, 2026
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$41,599	$9,805	$35,508	$37,785	$5,567	$19,552	$10,460	$160,276
Provision/(recapture) for credit losses	545	54	(3,393)	4,233	79	(99)	1,471	2,890
Recoveries	23	—	9	252	217	25	203	729
Charge-offs	—	—	—	(1,156)	(4)	—	(886)	(2,046)
Ending balance	$42,167	$9,859	$32,124	$41,114	$5,859	$19,478	$11,248	$161,849

	For the Three Months Ended June 30, 2025
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$40,076	$10,109	$32,042	$38,665	$5,641	$20,752	$10,038	$157,323
Provision/(recapture) for credit losses	907	(191)	2,082	457	936	107	(97)	4,201
Recoveries	53	—	—	361	1	58	168	641
Charge-offs	—	—	—	(892)	(362)	—	(410)	(1,664)
Ending balance	$41,036	$9,918	$34,124	$38,591	$6,216	$20,917	$9,699	$160,501

	For the Six Months Ended June 30, 2025
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$40,830	$10,308	$29,038	$38,611	$5,727	$20,807	$10,200	$155,521
Provision/(recapture) for credit losses	96	(390)	5,086	3,255	840	(123)	(14)	8,750
Recoveries	110	—	—	918	11	246	287	1,572
Charge-offs	—	—	—	(4,193)	(362)	(13)	(774)	(5,342)
Ending balance	$41,036	$9,918	$34,124	$38,591	$6,216	$20,917	$9,699	$160,501

Note 5: GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At June 30, 2026, intangible assets are comprised of goodwill and core deposit intangibles (CDI) acquired in business combinations. Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed at least annually for impairment. The Company has identified one reporting unit for the purpose of evaluating goodwill for impairment. The Company completed an assessment of qualitative factors as of December 31, 2025 and concluded that no further analysis was required as it was more likely than not that the fair value of the reporting unit exceeded the carrying value.

CDI represents the value of transaction-related deposits and the value of the client relationships associated with the deposits. The Company amortizes CDI assets over their estimated useful lives and reviews them at least annually for events or circumstances that could impair their value.

The following table summarizes the changes in the Company’s goodwill and other intangibles for the year ended December 31, 2025 and the six months ended June 30, 2026 (in thousands):

	Goodwill	CDI	Total
Balance, December 31, 2024	$373,121	$3,058	$376,179
Amortization	—	(1,567)	(1,567)
Balance, December 31, 2025	373,121	1,491	374,612
Amortization	—	(512)	(512)
Balance, June 30, 2026	$373,121	$979	$374,100

The following table presents the estimated amortization expense with respect to CDI as of June 30, 2026, for the periods indicated (in thousands):

Estimated Amortization
Remainder of 2026	$392
2027	426
2028	126
2029	35
$979

Mortgage Servicing Rights:  Mortgage and Small Business Administration (SBA) servicing rights are reported in other assets.  SBA servicing rights are initially recorded and carried at fair value. Mortgage servicing rights are initially recognized at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  The unpaid principal balance of loans for which mortgage and SBA servicing rights have been recognized totaled $2.75 billion and $2.77 billion at June 30, 2026 and December 31, 2025, respectively.  Custodial accounts maintained in connection with this servicing totaled $19.9 million and $13.1 million at June 30, 2026 and December 31, 2025, respectively.

An analysis of the mortgage and SBA servicing rights for the three and six months ended June 30, 2026 and 2025 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of the period	$12,412	$13,421	$12,602	$13,487
Additions—amounts capitalized	886	627	1,547	1,243
Additions—through purchase	—	—	—	2
Amortization (1)	(891)	(867)	(1,729)	(1,636)
Fair value adjustments (2)	(13)	84	(26)	169
Balance, end of the period	$12,394	$13,265	$12,394	$13,265

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

Note 6: DEPOSITS

Deposits consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Non-interest-bearing accounts	$4,542,942	$4,489,839
Interest-bearing checking	2,623,149	2,609,080
Regular savings accounts	3,853,612	3,723,922
Money market accounts	1,296,869	1,388,001
Total interest-bearing transaction and savings accounts	7,773,630	7,721,003
Certificates of deposit:
Certificates of deposit greater than or equal to $250,000	516,042	528,102
Certificates of deposit less than $250,000	956,979	1,004,202
Total certificates of deposit	1,473,021	1,532,304
Total deposits	$13,789,593	$13,743,146
Included in total deposits:
Public fund transaction and savings accounts	$413,173	$373,529
Public fund interest-bearing certificates	34,794	34,431
Total public deposits	$447,967	$407,960
Total brokered certificates of deposit	$—	$50,002

Scheduled maturities and weighted average interest rates of certificates of deposit at June 30, 2026, are as follows (dollars in thousands):

	June 30, 2026
	Amount	Weighted Average Rate
Maturing in one year or less	$1,433,276	3.04%
Maturing after one year through two years	28,945	2.07
Maturing after two years through three years	6,651	0.63
Maturing after three years through four years	1,750	0.91
Maturing after four years through five years	1,991	0.64
Maturing after five years	408	0.52
Total certificates of deposit	$1,473,021	3.01%

Note 7: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2026 and December 31, 2025, whether or not recognized or recorded in the Consolidated Statements of Financial Condition (dollars in thousands):

		June 30, 2026		December 31, 2025
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$435,452	$435,452	$422,640	$422,640
Securities—available-for-sale	2	1,985,530	1,985,530	1,985,990	1,985,990
Securities—available-for-sale	3	30,361	30,361	30,271	30,271
Securities—held-to-maturity	2	924,293	783,000	955,459	808,965
Securities—held-to-maturity	3	5,016	4,987	5,737	5,703
Loans held for sale	2	27,160	27,203	42,902	43,062
Loans receivable, net	3	11,832,561	11,827,479	11,561,411	11,497,137
Equity securities	1	678	678	406	406
FHLB stock	3	24,209	24,209	16,476	16,476
Bank-owned life insurance	1	324,164	324,164	319,347	319,347
Mortgage servicing rights	3	11,316	37,538	11,498	34,862
SBA servicing rights	3	1,078	1,078	1,104	1,104
Investments in limited partnerships	3	16,105	16,105	15,566	15,566
Derivatives:
Interest rate swaps	2	8,531	8,531	9,978	9,978
Interest rate lock and forward sales commitments	2,3	301	301	333	333
Liabilities:
Demand, interest checking and money market accounts	2	8,462,960	8,462,960	8,486,920	8,486,920
Regular savings	2	3,853,612	3,853,612	3,723,922	3,723,922
Certificates of deposit	2	1,473,021	1,466,034	1,532,304	1,527,803
FHLB advances	2	320,000	320,000	150,000	150,000
Other borrowings	2	114,497	114,497	107,715	107,715
Junior subordinated debentures	3	79,652	79,652	79,151	79,151
Derivatives:
Interest rate swaps	2	19,007	19,007	19,207	19,207
Interest rate lock and forward sales commitments	2,3	180	180	151	151
Risk participation agreement	2	2	2	5	5

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

The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is required to interpret available data and develop fair value estimates.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize at a future date.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.  In addition, reasonable comparability between financial institutions may be limited due to the wide range of permitted valuation techniques and numerous estimates that must be made given the absence of active secondary markets for many of the financial instruments.  This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency obligations	$—	$8,690	$—	$8,690
Municipal bonds	—	155,267	—	155,267
Corporate bonds	—	100,867	30,361	131,228
Mortgage-backed or related securities	—	1,519,567	—	1,519,567
Asset-backed securities	—	201,139	—	201,139
	—	1,985,530	30,361	2,015,891

Loans held for sale(1)	—	17,139	—	17,139
Equity securities	678	—	—	678
SBA servicing rights	—	—	1,078	1,078
Investment in limited partnerships	—	—	14,625	14,625

Derivatives
Interest rate swaps	—	8,531	—	8,531
Interest rate lock and forward sales commitments	—	—	301	301
	$678	$2,011,200	$46,365	$2,058,243
Liabilities:
Junior subordinated debentures	$—	$—	$79,652	$79,652
Derivatives
Interest rate swaps	—	19,007	—	19,007
Interest rate lock and forward sales commitments	—	91	89	180
Risk participation agreement	—	2	—	2
	$—	$19,100	$79,741	$98,841

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency obligations	$—	$6,143	$—	$6,143
Municipal bonds	—	143,457	—	143,457
Corporate bonds	—	87,518	30,271	117,789
Mortgage-backed or related securities	—	1,596,332	—	1,596,332
Asset-backed securities	—	152,540	—	152,540
	—	1,985,990	30,271	2,016,261

Loans held for sale(1)	—	34,586	—	34,586
Equity securities	406	—	—	406
SBA servicing rights	—	—	1,104	1,104
Investment in limited partnerships	—	—	14,545	14,545

Derivatives
Interest rate swaps	—	9,978	—	9,978
Interest rate lock and forward sales commitments	—	—	333	333
	$406	$2,030,554	$46,253	$2,077,213
Liabilities:
Junior subordinated debentures	$—	$—	$79,151	$79,151
Derivatives
Interest rate swaps	—	19,207	—	19,207
Interest rate lock and forward sales commitments	—	83	68	151
Risk participation agreement	—	5	—	5
	$—	$19,295	$79,219	$98,514

(1)    The unpaid principal balance of residential mortgage loans held for sale carried at fair value on a recurring basis was $16.7 million and $33.6 million at June 30, 2026 and December 31, 2025, respectively.

The following methods were used to estimate the fair value of each class of financial instruments above:

Securities:  The estimated fair values of investment securities and mortgage-backed securities are based on current active market quotes, when available, which are considered Level 1 measurements.  For most of the portfolio, matrix pricing based on the securities’ relationship to other benchmark quoted prices is used, which is considered Level 2.  Due to limited activity in the trust preferred securities (TPS) markets, which reduces the observability of market spreads for certain TPS securities included in Corporate Bonds, Management has classified these securities as Level 3. Management periodically reviews pricing information from third-party pricing services and validates the reported fair values against other sources.

Loans Held for Sale: Fair values for residential mortgage loans held for sale are determined by comparing actual loan rates to current secondary market prices for similar loans.

Equity Securities: Equity securities are invested in a publicly traded stock. Fair values are based on daily quoted market prices.

SBA Servicing Rights: Fair values are estimated based on an independent dealer analysis that discounts estimated net future cash flows from servicing. Key assumptions include prepayment speeds, delinquency and foreclosure rates, discount rates, servicing costs, and timing of cash flows.  The SBA servicing portfolio is stratified by loan type, and fair value estimates are adjusted based on the serviced loan interest rates versus current rates on new originations since the most recent independent analysis.

Investments in Limited Partnerships: Fair values are estimated using the practical expedient method, based on the Company’s ownership interest in partners’ capital with a proportionate share of net assets attributed to the Company for each limited partnership.

Junior Subordinated Debentures:  Fair values are estimated using an income approach. Significant inputs include a credit risk adjusted spread and the three-month SOFR (Secured Overnight Financing Rate). The credit-risk-adjusted spread reflects the nonperformance risk of the liability. The Company uses an external valuation firm to validate the reasonableness of this spread. The junior subordinated debentures are carried at fair value, representing the estimated amount that would be paid to transfer these liabilities in an orderly transaction among market participants. Due to limited activity in the TPS markets, which reduces the observability of market spreads, these instruments are classified as Level 3 measurements.

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

Limitations: The fair value estimates presented are based on information available to Management as of June 30, 2026 and December 31, 2025.  The factors used in these estimates are subject to change after the measurement date, therefore, current fair value estimates may differ materially from the amounts presented.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation techniques, unobservable inputs, and quantitative and qualitative information about the unobservable inputs used in the fair value measurements of the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and non-recurring basis at June 30, 2026 and December 31, 2025:

			Weighted Average Rate or Range
Financial Instruments	Valuation Technique	Unobservable Inputs	June 30, 2026	December 31, 2025
Corporate bonds (TPS)	Discounted cash flows	Discount rate	7.00%	6.91%
Junior subordinated debentures	Discounted cash flows	Discount rate	7.00%	6.91%
Loans individually evaluated	Collateral valuations	Discount to appraised value	8.75% to 10.00%	0% to 8.75%
Interest rate lock commitments	Pricing model	Pull-through rate	89.06%	88.86%
SBA servicing rights	Discounted cash flows	Constant prepayment rate	18.12%	18.14%

Trust preferred securities: Management believes that the credit -risk-adjusted spread used to develop the discount rate utilized in the fair value measurement of TPS is indicative of the risk premium a willing market participant would require under current market conditions for instruments with similar contractual rates, terms, conditions, credit risk profiles and expected probabilities of default. Management attributes the change in fair value of these instruments, compared to their par value, primarily to general market adjustments to the risk premiums for these types of assets subsequent to their issuance.

Junior subordinated debentures: Similar to the TPS discussed above, Management believes that the credit-risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner’s credit risk profile. Management attributes the change in fair value of the junior subordinated debentures compared to their par value primarily to general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk-adjusted spread relative to the spread currently used to estimate the fair value of the Company’s junior subordinated debentures at fair value as of June 30, 2026, or the passage of time, will result in negative fair value adjustments. At June 30, 2026, the discount rate utilized was based on a credit spread of 326 basis points and three-month SOFR of 373 basis points.

Interest rate lock commitments: The fair value of the interest rate lock commitments is based on secondary market sources adjusted for an estimated pull-through rate. The pull-through rate is based on historical loan closing rates for similar interest rate lock commitments. An increase or decrease in the pull-through rate would have a corresponding, positive or negative fair value adjustment.

SBA servicing asset: The constant prepayment rate (CPR) is set based on industry data. An increase in the CPR would result in a negative fair value adjustment, while a decrease in CPR would result in a positive fair value adjustment.

The following tables provide a reconciliation of the assets and liabilities measured for which fair value is measured using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30, 2026
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$30,314	$79,472	$(55)	$14,860	$1,091
Net change recognized in earnings	91	—	267	(325)	(13)
Net change recognized in accumulated other comprehensive income (AOCI)	(44)	180	—	—	—
Purchases, issuances and settlements	—	—	—	90	—
Ending balance at June 30, 2026	$30,361	$79,652	$212	$14,625	$1,078

	Six Months Ended June 30, 2026
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$30,271	$79,151	$265	$14,545	$1,104
Net change recognized in earnings	178	—	(53)	(209)	(26)
Net change recognized in AOCI	(88)	501	—	—	—
Purchases, issuances and settlements	—	—	—	289	—
Ending balance at June 30, 2026	$30,361	$79,652	$212	$14,625	$1,078

	Three Months Ended June 30, 2025
	Level 3 Fair Value Inputs
	TPS	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$25,756	$67,711	$305	$15,025	$954
Net change recognized in earnings	79	—	186	92	84
Net change recognized in AOCI	2,109	5,655	—	—	—
Purchases, issuances and settlements	—	—	—	443	—
Ending balance at June 30, 2025	$27,944	$73,366	$491	$15,560	$1,038

	Six Months Ended June 30, 2025
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$25,685	$67,477	$108	$13,955	$869
Net change recognized in earnings	153	—	383	372	169
Net change recognized in AOCI	2,106	5,889	—	—	—
Purchases, issuances and settlements	—	—	—	1,233	—
Ending balance at June 30, 2025	$27,944	$73,366	$491	$15,560	$1,038

Interest income, dividends and amortization related to TPS are recorded as a component of interest income. Interest expense related to the junior subordinated debentures is measured based on contractual interest rates and reported in interest expense. The change in fair value of the junior subordinated debentures, which represents changes in instrument specific credit risk of the liability, and the change in fair value of TPS securities are recorded in other comprehensive income. Changes in the estimated fair value of investments in limited partnerships and the SBA servicing asset are recorded as a component of non-interest income. Changes in the estimated fair value of interest rate lock and forward sales commitments are included in mortgage banking operations in non-interest income.

Items Measured at Fair Value on a Non-recurring Basis:

The following tables present financial assets and liabilities for which fair value is measured on a non-recurring basis and the level within the fair value hierarchy of the related fair value measurements for those assets as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$4,727	$4,727
Real estate owned (REO)	—	—	5,720	5,720

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$5,607	$5,607
REO	—	—	5,578	5,578

Loans individually evaluated: Expected credit losses for loans evaluated individually are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. When the Bank determines that foreclosure is probable, the expected credit loss is measured based on the estimated fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. As a practical expedient, the Bank measures the expected credit loss for a loan using the estimated fair value of the collateral, if repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Bank’s assessment as of the reporting date. In both cases, if the estimated fair value of the collateral is less than the amortized cost basis of the loan, the Bank will recognize an allowance as the difference between the estimated fair value of the collateral, less costs to sell (if applicable) and the amortized cost basis of the loan. If the estimated fair value of the collateral exceeds the amortized cost basis of the loan, any expected recovery added to the amortized cost basis will be limited to the amount previously charged-off. Subsequent changes in the expected credit losses for loans evaluated individually are included within the provision for credit losses in the same manner in which the expected credit loss initially was recognized or as a reduction in the provision that would otherwise be reported.
REO: The Company records REO (acquired through a lending relationship) at estimated fair value on a non-recurring basis. Fair value adjustments on REO are based on updated real estate appraisals which are based on current market conditions. All REO properties are recorded at the lower of the estimated fair value of the real estate, less expected selling costs, or the carrying amount of the defaulted loans. From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. Banner considers any valuation inputs related to REO to be Level 3 inputs. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed.

Note 8: INCOME TAXES, DEFERRED TAXES, AND TAX CREDIT INVESTMENTS

As of June 30, 2026, the Company had a net deferred tax asset of $125.3 million, compared to $127.6 million at December 31, 2025. In addition, the Company has estimated $2.0 million of unrecognized tax benefits related to uncertain tax positions.

The Company recorded income tax expense of $24.1 million and $21.2 million for the six months ended June 30, 2026 and 2025, respectively, representing an effective tax rate of 18.9% for both periods. The effective tax rates differed from the statutory rate principally due to the effects of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting.

Tax credit investments: The Company invests in low income housing tax credit funds that are designed to generate a return primarily through the realization of federal tax credits. The Company accounts for these investments by amortizing the cost of these tax credit investments over the life of the investment using a proportional amortization method and this tax credit investment amortization expense is a component of the provision for income taxes. The current balance of these tax credit investments is included in other assets, while the unfunded commitments are included in accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Tax Credit Investments:
Total commitments	$201,816	$215,688
Unfunded commitments	96,719	118,471

The following table presents other information related to the Company’s tax credit investments for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Tax credits and other tax benefits recognized	$5,574	$4,331	$11,148	$8,662
Tax credit amortization expense included in provision for income taxes	4,086	3,510	8,172	7,020

Note 9: CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings per share data for the three and six months ended June 30, 2026 and 2025 (in thousands, except shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$48,886	$45,496	$103,602	$90,631

Basic weighted average shares outstanding	34,012,611	34,627,433	34,025,849	34,568,948
Dilutive effect of unvested restricted stock	116,562	111,515	171,247	192,096
Diluted weighted average shares outstanding	34,129,173	34,738,948	34,197,096	34,761,044
Earnings per common share
Basic	$1.44	$1.31	$3.04	$2.62
Diluted	$1.43	$1.31	$3.03	$2.61
Anti-dilutive restricted stock excluded from the diluted weighted average shares outstanding calculation	—	20,428	—	—

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

The Company reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the settlement of awards. As of June 30, 2026, 580,576 restricted stock units have been granted under the 2014 Plan of which 44,084 were unvested. No further awards will be granted under the 2014 Plan.

The Company reserved 900,000 shares of common stock for issuance under the 2018 Plan in connection with the settlement of awards. As of June 30, 2026, 892,720 restricted stock units have been granted under the 2018 Plan of which 121,239 were unvested.

The Company reserved 625,000 shares of common stock for issuance under the 2023 Plan in connection with the settlement of awards. As of June 30, 2026, 13,743 restricted stock shares and 317,948 restricted stock units have been granted under the 2023 Plan of which 6,023 shares and 266,305 units were unvested, respectively.

The expense associated with all restricted stock grants (including restricted stock awards and restricted stock units) was $3.0 million and $5.7 million for the three and six months ended June 30, 2026, and $2.7 million and $4.9 million for the three and six months ended June 30, 2025, respectively. Unrecognized compensation expense for these awards as of June 30, 2026, was $20.3 million and is expected to be recognized over a weighted average period of 13 months.

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

Outstanding commitments consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	June 30, 2026	December 31, 2025
Commitments to extend credit	$4,241,995	$3,978,474
Standby letters of credit and financial guarantees	29,028	26,406
Risk participation agreements	40,098	41,191

Commitments to originate loans held for sale	46,140	39,895
Commitments to sell loans secured by one- to four-family residential properties	29,495	43,264
Commitments to sell securities related to mortgage banking activities	34,500	27,250

In addition to the commitments disclosed in the table above, the Company is also committed to funding the unfunded portion of its tax credit investments, as well as the remaining unfunded portion of its investments in limited partnerships. As of June 30, 2026 and December 31, 2025, the remaining outstanding commitments related to the unfunded tax credit investments and limited partnership investments were as follows (in thousands):

Unfunded commitment balance for:	June 30, 2026	December 31, 2025
Tax credit investments	$96,719	$118,471
Limited partnerships investments	$10,648	$11,398

Commitments to extend credit are agreements to lend to a client, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each client’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on Management’s credit evaluation of the client. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company’s allowance for credit losses - unfunded loan commitments at June 30, 2026 and December 31, 2025 was $15.1 million and $15.0 million, respectively.

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

Interest rates on one- to four-family residential loan applications are typically rate locked (committed) to clients during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments have the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the client. The Bank then attempts to deliver these loans before their rate locks expire. This arrangement generally requires delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans may require a lock extension. The cost of a lock extension is sometimes covered by the client and other times by the Bank. These lock extension costs have not had a material impact to the Company’s operations. For mandatory delivery commitments the Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during the three and six months ended June 30, 2026 or June 30, 2025. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to clients and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract. Changes in the value of rate lock commitments are recorded as assets and liabilities.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counterclaims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Bank holds a security interest, but also include other claims arising in the ordinary course of business, including employment-related matters.  Based upon the information known to Management, there were no legal proceedings, pending or threatened, that Management believes would reasonably be expected to have a material adverse effect on the results of operations or consolidated financial position at June 30, 2026.

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

As of June 30, 2026 and December 31, 2025, the notional values or contractual amounts and fair values of the Company’s derivatives were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2026		December 31, 2025		June 30, 2026		December 31, 2025
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
Interest rate swaps	$419,165	$18,996	$409,748	$19,185	$419,165	$19,007	$409,748	$19,207
Master netting agreements		(10,465)		(9,207)		—		—
Net interest rate swaps		8,531		9,978		19,007		19,207
Risk participation agreements	467	—	583	—	39,632	2	40,607	5
Mortgage loan commitments	46,140	301	39,895	333	—	—	—	—
Forward sales contracts	11,011	—	28,405	—	42,963	180	33,793	151
Total	$476,783	$8,832	$478,631	$10,311	$501,760	$19,189	$484,148	$19,363

The Company’s asset derivatives are included in other assets, while the liability derivatives are included in accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

Interest Rate Swaps: The Bank offers an interest rate swap program for commercial loan clients under which a client with a variable-rate loan enters into an interest rate swap to receive a variable-rate payment in exchange for paying a fixed-rate payment. To offset its risk exposure, the Bank enters into an offsetting interest rate swap with a dealer counterparty for the same notional amount and term, under which the dealer counterparty receives a fixed-rate payment in exchange for a variable-rate payment. These swaps do not qualify as designated hedges; therefore, each swap is accounted for as a freestanding derivative.

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

Gains (losses) recognized in income within mortgage banking operations on non-designated hedging instruments for the three and six months ended June 30, 2026 and 2025, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Mortgage loan commitments	$356	$324	$66	$605
Forward sales contracts	(401)	(352)	167	(809)
	$(45)	$(28)	$233	$(204)

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and Management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between the Bank and the dealer counterparties, the agreements contain a provision where if the Bank fails to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required the Bank to maintain a specific capital level. If the Bank had breached any of these provisions at June 30, 2026 or December 31, 2025, it could have been required to settle its obligations under the agreements at the termination value. As of June 30, 2026 and December 31, 2025, the Company had no obligations to dealer counterparties related to these agreements. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $20.1 million and $17.4 million as of June 30, 2026 and December 31, 2025, respectively. The collateral posted included restricted cash of $19.1 million and $16.4 million as of June 30, 2026 and December 31, 2025, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable. In addition, some interest rate swap derivatives between the Company and the dealer counterparties are cleared through central clearing houses. These clearing houses characterize the variation margin payments as settlements of the derivative’s market exposure and not as collateral. The variation margin is treated as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative asset or liability. The variation margin adjustment was a positive adjustment of $10.5 million and $9.2 million as of June 30, 2026 and December 31, 2025, respectively.

The following tables present additional information related to the Company’s derivative contracts, by type of financial instrument, as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$18,996	$(10,465)	$8,531	$—	$—	$8,531
	$18,996	$(10,465)	$8,531	$—	$—	$8,531
Derivative liabilities
Interest rate swaps	$19,007	$—	$19,007	$—	$(18,470)	$537
	$19,007	$—	$19,007	$—	$(18,470)	$537

	December 31, 2025
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$19,185	$(9,207)	$9,978	$—	$—	$9,978
	$19,185	$(9,207)	$9,978	$—	$—	$9,978
Derivative liabilities
Interest rate swaps	$19,207	$—	$19,207	$—	$(15,767)	$3,440
	$19,207	$—	$19,207	$—	$(15,767)	$3,440

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

Executive Overview

Banner is a bank holding company incorporated in the State of Washington, which wholly owns its subsidiary bank, Banner Bank. The Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington, and as of June 30, 2026, it had 135 branch offices and 15 loan production offices located in Washington, Oregon, California, Idaho, Utah and Nevada.  Banner is subject to regulation by the Federal Reserve.  The Bank is subject to regulation by the Washington State Department of Financial Institutions – Division of Banks (the DFI) and the Federal Deposit Insurance Corporation (the FDIC).  As of June 30, 2026, we had total consolidated assets of $16.59 billion, total loans of $11.99 billion, total deposits of $13.79 billion and total shareholders’ equity of $2.0 billion.

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

Second Quarter 2026 Financial Highlights
•Net interest margin, on a tax equivalent basis, was 4.13% for current quarter, compared to 4.11% in the preceding quarter.
•Revenue was $172.0 million for the second quarter of 2026, compared to $169.3 million in the preceding quarter.
•Net interest income was $153.7 million in the second quarter of 2026, compared to $150.2 million in the preceding quarter.
•Mortgage banking operations revenue was $2.8 million for the second quarter of 2026, compared to $3.2 million in the preceding quarter.
•Return on average assets was 1.20%, compared to 1.37% in the preceding quarter.
•Net loans receivable were $11.83 billion at June 30, 2026, compared to $11.55 billion at March 31, 2026.
•Total deposits were $13.79 billion at June 30, 2026, compared to $13.84 billion at March 31, 2026.
•Core deposits represented 89% of total deposits at June 30, 2026.
•Non-performing assets were $60.5 million, or 0.36% of total assets, at June 30, 2026, compared to $51.7 million, or 0.32% of total assets at March 31, 2026.
•The allowance for credit losses - loans was $161.8 million, or 1.35% of total loans receivable, as of June 30, 2026, compared to $160.4 million, or 1.37% of total loans receivable, at March 31, 2026.
•Dividends paid to shareholders were $0.52 per share in the quarter ended June 30, 2026.
•Common shareholders’ equity per share increased to $58.83 at June 30, 2026, compared to $58.06 at March 31, 2026.
•Tangible common shareholders’ equity per share* increased to $47.82 at June 30, 2026, compared to $47.00 at March 31, 2026.

*Non-GAAP Financial Measures

Significant Recent Initiatives and Events
On April 30, 2026, Banner entered into a definitive merger agreement to acquire Pacific Financial Corporation (“Pacific Financial”), the holding company for Bank of the Pacific, in an all-stock transaction. Under the terms of the agreement, at the effective time of the merger, shareholders of Pacific Financial will receive 0.2633 shares of Banner common stock for each Pacific Financial common share they own. The transaction is expected to close in the third quarter of 2026 and is subject to closing conditions, including Pacific Financial shareholder and regulatory approvals. There can be no assurance that all closing conditions will be satisfied or that the transaction will be completed on the anticipated timetable, or at all.

Reconciliation of Non-GAAP Financial Measures
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

	Quarters Ended			Six Months Ended June 30,
	Jun 30, 2026	Mar 31, 2026	Jun 30, 2025	2026	2025
ADJUSTED REVENUE
Net interest income (GAAP)	$153,740	$150,169	$144,399	$303,909	$285,482
Non-interest income (GAAP)	18,222	19,161	17,751	37,383	36,859
Total revenue (GAAP)	171,962	169,330	162,150	341,292	322,341
Exclude: Net (gain) loss on sale of securities	(8)	1,242	3	1,234	3
Net change in valuation of financial instruments carried at fair value	157	(1,662)	(88)	(1,505)	(403)
Losses on building and lease exits	—	—	919	—	919
Adjusted revenue (non-GAAP)	$172,111	$168,910	$162,984	$341,021	$322,860

	Quarters Ended			Six Months Ended June 30,
	Jun 30, 2026	Mar 31, 2026	Jun 30, 2025	2026	2025
ADJUSTED EARNINGS
Net income (GAAP)	$48,886	$54,716	$45,496	$103,602	$90,631
Exclude: Net (gain) loss on sale of securities	(8)	1,242	3	1,234	3
Net change in valuation of financial instruments carried at fair value	157	(1,662)	(88)	(1,505)	(403)
Merger and acquisition-related expenses	238	—	—	238	—
Building and lease exit costs, net	47	9	1,753	56	1,753
Related net tax (benefit) expense	(104)	99	(401)	(5)	(325)
Total adjusted earnings (non-GAAP)	$49,216	$54,404	$46,763	$103,620	$91,659
Diluted earnings per share (GAAP)	$1.43	$1.60	$1.31	$3.03	$2.61
Adjusted diluted earnings per share (non-GAAP)	$1.44	$1.59	$1.35	$3.03	$2.64
Return on average assets	1.20%	1.37%	1.13%	1.28%	1.14%
Adjusted return on average assets (1)	1.21%	1.36%	1.16%	1.28%	1.15%
Return on average equity	9.91%	11.29%	9.92%	10.59%	10.04%
Adjusted return on average equity (2)	9.98%	11.23%	10.20%	10.60%	10.16%

	Quarters Ended			Six Months Ended June 30,
AVERAGE TANGIBLE COMMON EQUITY	Jun 30, 2026	Mar 31, 2026	Jun 30, 2025	2026	2025
Net Income (GAAP)	$48,886	$54,716	$45,496	$103,602	$90,631
Exclude: Amortization of intangibles, net of tax	202	202	360	404	720
Tangible net income available to common shareholders (non-GAAP)	$49,088	$54,918	$45,856	$104,006	$91,351

Average common shareholder’s equity	$1,978,560	$1,965,463	$1,839,683	$1,972,048	$1,819,493
Exclude: Average goodwill and other intangible assets, net	374,225	374,477	375,486	374,350	375,713
Average tangible common equity	$1,604,335	$1,590,986	$1,464,197	$1,597,698	$1,443,780

Return on average equity	9.91%	11.29%	9.92%	10.59%	10.04%
Return on average tangible common equity (3)	12.27%	14.00%	12.56%	13.13%	12.76%

	Quarters Ended			Six Months Ended June 30,
	Jun 30, 2026	Mar 31, 2026	Jun 30, 2025	2026	2025
ADJUSTED EFFICIENCY RATIO
Non-interest expense (GAAP)	$107,990	$102,608	$101,348	$210,598	$202,607
Exclude: CDI amortization	(256)	(256)	(455)	(512)	(911)
State and municipal tax expense	(1,773)	(1,820)	(1,416)	(3,593)	(2,870)
REO operations	(165)	(109)	(392)	(274)	(331)
Merger and acquisition-related expenses	(238)	—	—	(238)	—
Building and lease exit costs	(47)	(9)	(834)	(56)	(834)
Adjusted non-interest expense (non-GAAP)	$105,511	$100,414	$98,251	$205,925	$197,661
Net interest income (GAAP)	$153,740	$150,169	$144,399	$303,909	$285,482
Non-interest income (GAAP)	18,222	19,161	17,751	37,383	36,859
Total revenue (GAAP)	171,962	169,330	162,150	341,292	322,341
Exclude: Net (gain) loss on sale of securities	(8)	1,242	3	1,234	3
Net change in valuation of financial instruments carried at fair value	157	(1,662)	(88)	(1,505)	(403)
Losses on building and lease exits	—	—	919	—	919
Adjusted revenue (non-GAAP)	$172,111	$168,910	$162,984	$341,021	$322,860
Efficiency ratio (GAAP)	62.80%	60.60%	62.50%	61.71%	62.85%
Adjusted efficiency ratio (non-GAAP) (4)	61.30%	59.45%	60.28%	60.38%	61.22%
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

TANGIBLE COMMON SHAREHOLDERS’ EQUITY TO TANGIBLE ASSETS
	June 30, 2026	March 31, 2026	December 31, 2025	June 30, 2025
Shareholders’ equity (GAAP)	$1,999,263	$1,966,634	$1,946,297	$1,865,664
Exclude goodwill and other intangible assets, net	374,100	374,356	374,612	375,268
Tangible common shareholders’ equity (non-GAAP)	$1,625,163	$1,592,278	$1,571,685	$1,490,396
Total assets (GAAP)	$16,593,547	$16,344,272	$16,354,488	$16,437,169
Exclude goodwill and other intangible assets, net	374,100	374,356	374,612	375,268
Total tangible assets (non-GAAP)	$16,219,447	$15,969,916	$15,979,876	$16,061,901
Common shareholders’ equity to total assets (GAAP)	12.05%	12.03%	11.90%	11.35%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	10.02%	9.97%	9.84%	9.28%

TANGIBLE COMMON SHAREHOLDERS’ EQUITY PER SHARE
	June 30, 2026	March 31, 2026	December 31, 2025	June 30, 2025
Shareholders’ equity (GAAP)	$1,999,263	$1,966,634	$1,946,297	$1,865,664
Tangible common shareholders’ equity (non-GAAP)	$1,625,163	$1,592,278	$1,571,685	$1,490,396
Common shares outstanding at end of period	33,984,909	33,875,098	34,097,856	34,583,994
Common shareholders’ equity (book value) per share (GAAP)	$58.83	$58.06	$57.08	$53.95
Tangible common shareholders’ equity (tangible book value) per share (non-GAAP)	$47.82	$47.00	$46.09	$43.09

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

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

General:  Total assets increased $239.1 million to $16.59 billion at June 30, 2026, from $16.35 billion at December 31, 2025, primarily due to growth in loans receivable, partially offset by a decrease in securities.

Loans and lending: Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a total loans to total deposits ratio at a level designed to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. Our loan to deposit ratio at June 30, 2026 was 87%. We offer a wide range of loan products to meet the demands of our clients. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Total loans receivable (gross loans less deferred fees and discounts and excluding loans held for sale) increased $272.7 million at June 30, 2026, compared to December 31, 2025. The increase primarily reflected growth in commercial business loans, commercial real estate loans, and consumer loans, partially offset by declines in construction, land and land development loans, agricultural business loans, and one- to four-family residential loans.

The following table sets forth the composition of the Company’s loans receivable by type of loan as of the dates indicated (dollars in thousands):

				Percentage Change
	Jun 30, 2026	Dec 31, 2025	Jun 30, 2025	Year End	Prior Year Qtr. End
Commercial real estate:
Owner-occupied	$1,229,993	$1,138,298	$1,125,249	8%	9%
Investment properties	1,744,127	1,701,413	1,625,001	3	7
Small balance CRE	1,166,516	1,212,357	1,223,477	(4)	(5)
Total Commercial real estate	4,140,636	4,052,068	3,973,727	2	4
Multifamily real estate	855,862	850,789	860,700	1	(1)
Construction, land and land development:
Commercial construction	181,843	156,021	159,222	17	14
Multifamily construction	503,058	514,330	568,058	(2)	(11)
One- to four-family construction	631,183	607,447	551,806	4	14
Land and land development	378,172	433,678	417,474	(13)	(9)
Total Construction, land and land development	1,694,256	1,711,476	1,696,560	(1)	—
Commercial business:
Commercial business	1,286,818	1,225,108	1,318,483	5	(2)
Small business scored	1,295,861	1,187,360	1,152,531	9	12
Total Commercial business	2,582,679	2,412,468	2,471,014	7	5
Agricultural business, including secured by farmland	337,487	353,152	345,742	(4)	(2)
One- to four-family residential	1,556,493	1,573,191	1,610,133	(1)	(3)
Consumer:
Consumer—home equity revolving lines of credit	744,546	679,489	639,757	10	16
Consumer—other	82,451	89,054	92,740	(7)	(11)
Total Consumer	826,997	768,543	732,497	8	13
Total loans receivable	$11,994,410	$11,721,687	$11,690,373	2%	3%

Commercial real estate loans totaled $4.14 billion, or 34% of our loan portfolio, and multifamily real estate loans totaled $855.9 million, or 7% of our loan portfolio, at June 30, 2026. Commercial real estate loans increased by $88.6 million during the first six months of 2026, primarily due to new production. Multifamily real estate loans increased by $5.1 million, primarily due transfers to the permanent loan portfolio upon completion of the construction phase, partially offset by loan payoffs.

Our construction, land and land development loans totaled $1.69 billion, or 14% of our loan portfolio, at June 30, 2026, compared to $1.71 billion at December 31, 2025. Multifamily construction loans decreased $11.3 million, or 2%, to $503.1 million at June 30, 2026, compared to December 31, 2025. Multifamily construction represented 4% of our total loan portfolio at June 30, 2026. Multifamily construction loans were comprised primarily of affordable housing projects and, to a lesser extent, market rate multifamily projects across our footprint. Commercial construction loans increased $25.8 million, or 17%, to $181.8 million at June 30, 2026, compared to $156.0 million at December 31, 2025, primarily due to new production and advances, partially offset by transfers to the permanent loan portfolio upon completion of the construction phase and loan payoffs. Land and land development loans decreased $55.5 million, or 13%, to $378.2 million at June 30, 2026, compared to December 31, 2025, primarily due to payoffs and paydowns, partially offset by new loan originations. Construction loans across our footprint were concentrated primarily in Washington, California and Oregon at June 30, 2026, with the majority of multifamily construction projects expected to convert to permanent loans within the next 12 to 24 months as construction phases are completed.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  Our commercial business loans were $2.58 billion at June 30, 2026 and $2.41 billion at December 31, 2025. Commercial business loans represented 22% of our loan portfolio at June 30, 2026. Our agricultural business loans were $337.5 million at June 30, 2026 and $353.2 million at December 31, 2025. Agricultural business loans represented 3% of our loan portfolio at June 30, 2026. Our commercial business lending also includes participation in certain syndicated loans, including shared national credits, which totaled $222.2 million, or 2% of our loan portfolio, at June 30, 2026, compared to $195.6 million, or 2% of our loan portfolio, at December 31, 2025.

We are active originators of one- to four-family residential loans in most communities where we have established offices in Washington, Oregon, California, Idaho and Utah. Most of the one- to four-family residential loans we originate in normal market conditions are sold in secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking operations. At June 30, 2026, one- to four-family residential loans retained in our portfolio decreased $16.7 million, to $1.56 billion, compared to $1.57 billion at December 31, 2025. The decrease was primarily the result of one- to four-family residential loan payoffs exceeding new loan originations and one- to four-family construction loans converting to permanent one- to four-family residential loans upon completion of construction. One- to four-family residential loans represented 13% of our loan portfolio at June 30, 2026.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit clients. At June 30, 2026, consumer loans, including home equity revolving lines of credit, increased $58.5 million to $827.0 million, compared to $768.5 million at December 31, 2025. The increase was primarily due to growth in home equity revolving lines of credit.

The following table shows the commitment amount for loan origination activity (excluding loans held for sale) for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	Jun 30, 2026	Mar 31, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Commercial real estate	$163,031	$220,193	$216,189	$383,224	$253,230
Multifamily real estate	215	3,869	13,065	4,084	22,620
Construction, land and land development	561,290	323,941	411,210	885,231	698,775
Commercial business	312,028	168,324	203,656	480,352	307,395
Agricultural business	9,032	22,562	14,414	31,594	27,179
One-to four- family residential	37,998	13,416	5,491	51,414	10,630
Consumer	172,152	110,913	102,600	283,065	182,630
Total commitment amount for loan originations (excluding loans held for sale)	$1,255,746	$863,218	$966,625	$2,118,964	$1,502,459

Loans held for sale decreased to $27.2 million at June 30, 2026, compared to $42.9 million at December 31, 2025. The decrease was primarily the result of increased sales of one- to four- family residential mortgage loans held for sale, with loan sales outpacing originations during the period. Originations of loans held for sale increased to $198.4 million for the six months ended June 30, 2026, compared to $171.0 million for the same period last year. The volume of one- to four-family residential mortgage loans sold was $267.1 million during the six months ended June 30, 2026, compared to $212.7 million in the same period a year ago.

The following table presents loans by geographic concentration at the dates indicated (dollars in thousands):

	Jun 30, 2026		Dec 31, 2025	Jun 30, 2025	Percentage Change
	Amount	Percentage	Amount	Amount	Year End	Prior Year Qtr. End
Washington	$5,359,130	45%	$5,371,200	$5,438,285	—%	(1)%
California	3,275,124	27	3,105,405	3,010,678	5	9
Oregon	2,210,617	18	2,159,404	2,141,185	2	3
Idaho	732,830	6	667,343	671,217	10	9
Utah	78,216	1	82,594	70,474	(5)	11
Other	338,493	3	335,741	358,534	1	(6)
Total loans receivable	$11,994,410	100%	$11,721,687	$11,690,373	2%	3%

Investment Securities: Total securities were $2.95 billion at June 30, 2026, decreased from $2.98 billion at December 31, 2025. Available-for-sale securities were flat at $2.02 billion at June 30, 2026, compared to December 31, 2025, while held-to-maturity securities decreased $31.9 million to $929.3 million, compared to $961.2 million at December 31, 2025, reflecting maturities and paydowns during the period. Purchases during the six months ended June 30, 2026, consisted of agency commercial mortgage‑backed securities, corporate securities and collateralized loan obligations. The average effective duration of the Company’s securities portfolio was 6.1 years at June 30, 2026, compared to 6.6 years at December 31, 2025. The fair value of securities designated as available-for-sale decreased $3.7 million for the six months ended June 30, 2026. This decrease, net of $900,000 in associated tax benefit, was recorded in other comprehensive income and reflected the impact of changes in market interest rates during the six months ended June 30, 2026.

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

The following table sets forth the Company’s deposits by type of deposit account as of the dates indicated (dollars in thousands):

				Percentage Change
	Jun 30, 2026	Dec 31, 2025	Jun 30, 2025	Year End	Prior Year Qtr. End
Non-interest-bearing	$4,542,942	$4,489,839	$4,504,491	1%	1%
Interest-bearing checking	2,623,149	2,609,080	2,534,900	1	3
Regular savings accounts	3,853,612	3,723,922	3,538,372	3	9
Money market accounts	1,296,869	1,388,001	1,471,756	(7)	(12)
Interest-bearing transaction & savings accounts	7,773,630	7,721,003	7,545,028	1	3
Total core deposits	12,316,572	12,210,842	12,049,519	1	2
Interest-bearing certificates	1,473,021	1,532,304	1,477,772	(4)	—
Total deposits	$13,789,593	$13,743,146	$13,527,291	—%	2%

Total deposits increased $46.4 million at June 30, 2026, compared to December 31, 2025, with core deposits increasing $105.7 million, partially offset by certificates of deposit decreasing $59.3 million. The increase in core deposits primarily reflects increases in non-interest-bearing deposits and interest-bearing transaction and savings accounts. We had no brokered deposits at June 30, 2026, compared to $50.0 million at December 31, 2025. Core deposits represented 89% of total deposits at both June 30, 2026 and December 31, 2025. Competition for deposits in our market areas remains strong.

The following table sets forth the number and average account balance of the Company’s deposit accounts as of the dates indicated (dollars in thousands):

	Jun 30, 2026	Dec 31, 2025	Jun 30, 2025
Number of deposit accounts	441,808	445,989	451,185
Average account balance per account	$32	$31	$30

The following table presents deposits by geographic concentration at the dates indicated (dollars in thousands):

	Jun 30, 2026		Dec 31, 2025	Jun 30, 2025	Percentage Change
	Amount	Percentage	Amount	Amount	Year End	Prior Year Qtr. End
Washington	$7,268,041	53%	$7,500,215	$7,334,391	(3)%	(1)%
Oregon	3,142,625	23	3,035,104	3,029,712	4	4
California	2,631,688	19	2,483,948	2,486,514	6	6
Idaho	747,239	5	723,879	676,674	3	10
Total deposits	$13,789,593	100%	$13,743,146	$13,527,291	—%	2%

Borrowings: We had $320.0 million FHLB advances at June 30, 2026, compared to $150.0 million at December 31, 2025, as FHLB advances were temporarily used to fund the second quarter loan growth. Other borrowings, consisting of retail repurchase agreements primarily related to client cash management accounts, increased $6.8 million to $114.5 million at June 30, 2026, compared to $107.7 million at December 31, 2025. At June 30, 2026, the Company’s off-balance sheet liquidity included additional borrowing capacity of $3.45 billion at the FHLB, $1.64 billion at the Federal Reserve, and $125.0 million in federal funds lines of credit with other financial institutions. Junior subordinated debentures totaled $79.7 million at June 30, 2026, compared to $79.2 million at December 31, 2025.

Shareholders’ Equity: Total shareholders’ equity increased $53.0 million to $2.00 billion, or 12.05% of total assets, at June 30, 2026, compared to $1.95 billion, or 11.90% of total assets, at December 31, 2025. The increase was primarily due to a $68.4 million increase in retained earnings resulting from $103.6 million in net income, partially offset by the accrual of $35.2 million in cash dividends and the repurchase of 250,000 shares of Banner common stock in the first quarter of 2026 at an average price of $64.56 per share. In addition, accumulated other comprehensive loss increased by $1.5 million, primarily due to an increase in unrealized losses on the available for sale securities portfolio.

Tangible common shareholders’ equity, which excludes goodwill and other intangible assets and is a non-GAAP financial measure, increased $53.5 million to $1.63 billion, or 10.02% of tangible assets, at June 30, 2026, compared to $1.57 billion, or 9.84% of tangible assets at December 31, 2025. A reconciliation of this non-GAAP financial measure to its comparable GAAP financial measure is presented above under the heading “Reconciliation of Non-GAAP Financial Measures.”

Comparison of Results of Operations for the Three Months Ended June 30, 2026 and March 31, 2026, and the Six Months Ended June 30, 2026 and 2025

For the quarter ended June 30, 2026, net income was $48.9 million, or $1.43 per diluted share, compared to $54.7 million, or $1.60 per diluted share, for the preceding quarter. For the six months ended June 30, 2026, our net income was $103.6 million, or $3.03 per diluted share, compared to $90.6 million, or $2.61 per diluted share for the same period a year earlier. The decrease in net income compared to the preceding quarter was primarily due to an increase in the provision for credit losses and higher non-interest expense, partially offset by an increase in net interest income. The increase in net income for the six months ended June 30, 2026, compared to the same period a year ago was primarily due to higher net interest income and a lower provision for credit losses, partially offset by higher non-interest expense.

Net interest income was $153.7 million in the second quarter of 2026, compared to $150.2 million in the preceding quarter, and $303.9 million for the six months ended June 30, 2026, compared to $285.5 million for the comparable period a year ago. The increase in net interest income compared to the prior quarter primarily reflected one additional calendar day in the current quarter, net interest margin expansion and growth in average interest-earning assets, partially offset by higher funding costs associated with increased FHLB borrowings. The increase in net interest income for the six months ended June 30, 2026, compared to the same period a year ago primarily reflected lower funding costs and an increase in the average balance of interest-earning assets.

We recorded a $3.8 million provision for credit losses for the quarter ended June 30, 2026, compared to a $796,000 recapture of provision for credit losses in the preceding quarter. The provision for credit losses recorded in the second quarter of 2026 primarily reflected loan growth, partially offset by improvements in credit quality and changes in portfolio mix. We recorded a $3.0 million provision for credit losses for the six months ended June 30, 2026 and a $7.9 million provision for credit losses for the same period a year ago.

Total non-interest income decreased in the quarter ended June 30, 2026, compared to the preceding quarter and increased during the six months ended June 30, 2026, compared to the same period a year ago. The decrease in non-interest income from the previous quarter was driven primarily by an unfavorable shift in fair value adjustments on financial instruments. In addition, net losses on the sale of securities were recognized in the preceding quarter. The increase in non-interest income during the six months ended June 30, 2026, compared to the same period last year, primarily reflected higher deposit fees and other service charges and favorable fair value adjustments on financial instruments carried at fair value, partially offset by a net loss recognized on the sale of securities during the current period.

Total non-interest expense increased in the quarter ended June 30, 2026, compared to the preceding quarter and increased during the six months ended June 30, 2026, compared to the same period a year ago. The increase from the previous quarter reflected an increase in salary and employee benefits, primarily reflecting increased loan commissions and normal salary and wage increases, an increase in information and computer data services, primarily due to increased computer software expenses, an increase in professional and legal expenses, primarily reflecting increased legal fees, and an increase in advertising and marketing expense, primarily reflecting the timing of direct mail marketing, printed media, and radio and television expenses. These increases were partially offset by higher capitalized loan origination costs associated with increased loan origination activity, primarily in the construction, land and land development, and one- to four-family residential loan categories. The increase in non-interest expense during the six months ended June 30, 2026, compared to the same period last year primarily reflects increases in salary and employee benefits and information and computer data services, partially offset by an increase in capitalized loan origination costs.

OPERATING DATA:	Quarters Ended			Six Months Ended
(In thousands)	June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest income	$202,686	$197,818	$200,259	$400,504	$394,127
Interest expense	48,946	47,649	55,860	96,595	108,645
Net interest income	153,740	150,169	144,399	303,909	285,482
Provision (recapture) for credit losses	3,818	(796)	4,795	3,022	7,934
Net interest income after provision (recapture) for credit losses	149,922	150,965	139,604	300,887	277,548
Deposit fees and other service charges	11,728	11,391	10,835	23,119	21,604
Mortgage banking operations	2,792	3,212	3,226	6,004	6,329
Net loss on sale of securities	8	(1,242)	(3)	(1,234)	(3)
Net change in valuation of financial instruments carried at fair value	(157)	1,662	88	1,505	403
All other non-interest income	3,851	4,138	3,605	7,989	8,526
Total non-interest income	18,222	19,161	17,751	37,383	36,859
Salary and employee benefits	69,388	67,732	65,486	137,120	130,343
All other non-interest expenses	38,602	34,876	35,862	73,478	72,264
Total non-interest expense	107,990	102,608	101,348	210,598	202,607
Income before provision for income tax expense	60,154	67,518	56,007	127,672	111,800
Provision for income tax expense	11,268	12,802	10,511	24,070	21,169
Net income	$48,886	$54,716	$45,496	$103,602	$90,631

PER COMMON SHARE DATA:	Quarters Ended			Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income:
Basic	$1.44	$1.61	$1.31	$3.04	$2.62
Diluted	1.43	1.60	1.31	3.03	2.61

KEY FINANCIAL RATIOS	Quarters Ended			Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Return on average assets	1.20%	1.37%	1.13%	1.28%	1.14%
Adjusted return on average assets (1)	1.21%	1.36%	1.16%	1.28%	1.15%
Return on average equity	9.91%	11.29%	9.92%	10.59%	10.04%
Adjusted return on average equity (1)	9.98%	11.23%	10.20%	10.60%	10.16%
Return on average tangible common equity (1)	12.27%	14.00%	12.56%	13.13%	12.76%
Average equity/average assets	12.09%	12.09%	11.41%	12.09%	11.35%
Average interest-earning assets/average interest-bearing liabilities	159.69%	159.49%	158.78%	159.59%	159.72%
Average interest-earning assets/average funding liabilities	108.42%	108.45%	108.00%	108.43%	108.04%
Non-interest income/average assets	0.45%	0.48%	0.44%	0.46%	0.46%
Non-interest expense/average assets	2.65%	2.56%	2.52%	2.60%	2.55%
Efficiency ratio	62.80%	60.60%	62.50%	61.71%	62.85%
Adjusted efficiency ratio (1)	61.30%	59.45%	60.28%	60.38%	61.22%
(1) Represents non-GAAP financial measures. See “Reconciliation of Non-GAAP Financial Measure” above.

Net Interest Income. Net interest income increased $3.6 million during the quarter ended June 30, 2026, compared to the preceding quarter, due to an increase in interest income, primarily attributable to one additional calendar day in the current quarter, net interest margin expansion and growth in average interest-earning assets, partially offset by higher interest expense associated with increased FHLB borrowings.

Net interest margin on a tax equivalent basis was 4.13% for the second quarter of 2026, compared to 4.11% for the preceding quarter. The net interest margin for the current quarter benefited from loan growth, a slight increase in loan yields, and lower deposit costs, partially offset by the increased use of FHLB advances.

Net interest income increased by $18.4 million, or 6% for the six months ended June 30, 2026, compared to the same period one year earlier. The increase was primarily the result of a $6.4 million increase in interest income, primarily reflecting an increase in the average balance of loans, as well as a $12.1 million decrease in interest expense reflecting an 18 basis-point reduction in the average cost of funding liabilities to 1.39% from 1.57%. The net interest margin on a tax equivalent basis increased to 4.12% for the six months ended June 30, 2026, compared to 3.92% for the same period in the prior year.

Interest Income. Interest income for the quarter ended June 30, 2026 was $202.7 million, compared to $197.8 million for the preceding quarter.  The increase for the current quarter, compared to the preceding quarter reflects growth in average loan balances and a slight increase in average loan yields.

The total average loan yield increased two basis points to 6.09% for the quarter ended June 30, 2026, from 6.07% in the preceding quarter. The increase in average loan balances for the current quarter, compared to the preceding quarter, primarily reflected growth in real estate secured loans and commercial and agricultural business loans.

The total investment securities average balance decreased for the quarter ended June 30, 2026, compared to the preceding quarter, reflecting paydowns and maturities that were not fully replaced by new purchases during the period. The average yield on the combined portfolio increased to 3.03% for the quarter ended June 30, 2026, from 3.01% for the preceding quarter. Interest income on interest-bearing deposits with banks decreased for the current quarter, compared to the preceding quarter, reflecting decreases in both the average balance and yield of interest-bearing deposits. The average yield on interest-bearing deposits with banks decreased to 3.16%, compared to 3.34% in the prior quarter.

Interest income for the six months ended June 30, 2026 was $400.5 million, compared to $394.1 million for the same period in the prior year, an increase of $6.4 million, primarily reflecting growth in average loan balances.

Interest Expense. Interest expense increased for the quarter ended June 30, 2026, compared to the preceding quarter. Average funding liabilities increased by $122.0 million, primarily due to a $141.1 million increase in the average balance of FHLB advances, partially offset by a $23.6 million decrease in average deposit balances. The average cost of funding liabilities increased one basis point, to 1.39% for the quarter ended June 30, 2026. Interest expense for the six months ended June 30, 2026 was $96.6 million, compared to $108.6 million for the same period in the prior year. The decrease primarily resulted from an 18 basis-point decrease in the average cost of funds to 1.39% from 1.57%.

Deposit interest expense for the quarter ended June 30, 2026 decreased slightly to $45.6 million, compared to $45.7 million for the preceding quarter. The average rate paid on total deposits, including non-interest-bearing deposits, was 1.33% for the quarter ended June 30, 2026, compared to 1.35% for the preceding quarter. The average rate paid on interest-bearing deposits decreased to 1.98% for the quarter ended June 30, 2026, compared to 1.99% in the preceding quarter. The decrease in the average rate paid on interest-bearing deposits, compared to the preceding quarter is attributable to lower rates paid on certificates of deposit and money market accounts. The decrease in the average rate paid on interest-bearing deposits compared to the preceding quarter was also impacted by shifts in the deposit mix, primarily reflecting continued migration from higher-rate certificates of deposit into lower-cost deposit accounts. Total average deposit balances, including non-interest-bearing deposits, decreased to $13.74 billion for the quarter ended June 30, 2026, compared to $13.76 billion for the preceding quarter.

Deposit interest expense for the six months ended June 30, 2026 decreased $6.8 million to $91.2 million, compared to $98.1 million for the same period in the prior year. Average deposit balances increased to $13.75 billion for the six months ended June 30, 2026, from $13.43 billion for the same period a year earlier, while the average rate paid on deposits decreased to 1.34% for the six months ended June 30, 2026 from 1.47% for the same period in the prior year. The average cost of interest-bearing deposits decreased by 22 basis points to 1.99% for the six months ended June 30, 2026, compared to 2.21% in the same period a year earlier. The decrease in the average cost of interest-bearing deposits primarily reflected lower rates paid across all categories of interest-bearing deposits, as well as a reduction in the total average balance of higher- rate certificates of deposit.

Interest expense on total borrowings for the quarter ended June 30, 2026 increased to $3.4 million from $2.0 million for the preceding quarter, due to an increase in the average balance on total borrowings, primarily reflecting a $141.1 million increase in the average balance of FHLB advances. Average total borrowings were $350.5 million for the quarter ended June 30, 2026, compared to $204.8 million for the preceding quarter. The average rate paid on total borrowings for the quarter ended June 30, 2026, decreased to 3.88%, from 3.90% for the preceding quarter.

Interest expense on total borrowings for the six months ended June 30, 2026 decreased to $5.4 million from $10.6 million for the same period a year earlier due to a decrease in both the average balance of and rate paid on total borrowings, reflecting the pay-off of Banner’s subordinated debt in June 2025. Average total borrowings were $278.1 million for the six months ended June 30, 2026, compared to $484.3 million for the same period a year earlier. The decrease was primarily due to a $111.6 million decrease in the average balance of FHLB advances and an $80.1 million decrease in the average balance of Junior subordinated debentures and subordinated notes, due to the pay-off of higher-rate subordinated debt during 2025. The average rate paid on total borrowings for the six months ended June 30, 2026 decreased to 3.89% from 4.41% for the same period a year earlier.

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

ANALYSIS OF NET INTEREST SPREAD	Quarters Ended
(rates / ratios annualized)	Jun 30, 2026			Mar 31, 2026
(dollars in thousands)	Average Balance	Interest and Dividends	Yield / Cost (3)	Average Balance	Interest and Dividends	Yield / Cost (3)
Interest-earning assets:
Held for sale loans	$33,242	$509	6.14%	$26,051	$381	5.93%
Real estate secured loans	9,875,493	148,303	6.02%	9,754,431	144,369	6.00%
Commercial/agricultural loans	1,881,938	29,866	6.37%	1,853,248	29,153	6.38%
Consumer and other loans	117,727	2,015	6.87%	116,147	2,040	7.12%
Total loans (1)	11,908,400	180,693	6.09%	11,749,877	175,943	6.07%
Mortgage-backed securities	2,275,561	14,269	2.52%	2,326,123	14,509	2.53%
Other securities	938,205	9,915	4.24%	878,650	9,040	4.17%
Interest-bearing deposits with banks	139,672	1,102	3.16%	184,204	1,518	3.34%
FHLB stock	16,342	150	3.68%	9,912	148	6.06%
Total investment securities	3,369,780	25,436	3.03%	3,398,889	25,215	3.01%
Total interest-earning assets	15,278,180	206,129	5.41%	15,148,766	201,158	5.39%
Non-interest-earning assets	1,082,054			1,106,533
Total assets	$16,360,234			$16,255,299
Deposits:
Interest-bearing checking accounts	$2,606,252	9,433	1.45%	$2,631,917	9,273	1.43%
Savings accounts	3,830,346	19,009	1.99%	3,792,427	18,388	1.97%
Money market accounts	1,314,496	5,790	1.77%	1,387,870	6,151	1.80%
Certificates of deposit	1,465,885	11,322	3.10%	1,481,349	11,866	3.25%
Total interest-bearing deposits	9,216,979	45,554	1.98%	9,293,563	45,678	1.99%
Non-interest-bearing deposits	4,523,594	—	—%	4,470,629	—	—%
Total deposits	13,740,573	45,554	1.33%	13,764,192	45,678	1.35%
Other interest-bearing liabilities:
FHLB advances	145,176	1,426	3.94%	4,089	40	3.97%
Other borrowings	116,146	732	2.53%	111,569	697	2.53%
Junior subordinated debentures and subordinated notes	89,178	1,234	5.55%	89,178	1,234	5.61%
Total borrowings	350,500	3,392	3.88%	204,836	1,971	3.90%
Total funding liabilities	14,091,073	48,946	1.39%	13,969,028	47,649	1.38%
Other non-interest-bearing liabilities (2)	290,601			320,808
Total liabilities	14,381,674			14,289,836
Shareholders’ equity	1,978,560			1,965,463
Total liabilities and shareholders’ equity	$16,360,234			$16,255,299
Net interest income/rate spread (tax equivalent)		$157,183	4.02%		$153,509	4.01%
Net interest margin (tax equivalent)			4.13%			4.11%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(3,443)			(3,340)
Net interest income and margin, as reported		$153,740	4.04%		$150,169	4.02%
(1)Average balances include loans accounted for on a nonaccrual basis and accruing loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis, which Banner believes provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice. The tax equivalent yield adjustment to interest earned on loans was $2.3 million and $2.2 million for the quarters ended June 30, 2026 and March 31, 2026, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.1 million for both the quarters ended June 30, 2026 and March 31, 2026.

ANALYSIS OF NET INTEREST SPREAD
(rates / ratios annualized)	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(dollars in thousands)	Average Balance	Interest and Dividends	Yield / Cost (3)	Average Balance	Interest and Dividends	Yield / Cost (3)
Interest-earning assets:
Held for sale loans	$29,666	$890	6.05%	$26,217	$860	6.61%
Real estate secured loans	9,815,296	292,672	6.01%	9,466,335	281,633	6.00%
Commercial/agricultural loans	1,867,672	59,019	6.37%	1,915,699	61,948	6.52%
Consumer and other loans	116,942	4,055	6.99%	121,316	4,179	6.95%
Total loans (1)	11,829,576	356,636	6.08%	11,529,567	348,620	6.10%
Mortgage-backed securities	2,300,703	28,778	2.52%	2,519,851	31,471	2.52%
Other securities	908,592	18,955	4.21%	897,870	19,248	4.32%
Interest-bearing deposits with banks	161,815	2,620	3.27%	70,675	1,061	3.03%
FHLB stock	13,145	298	4.57%	17,969	371	4.16%
Total investment securities	3,384,255	50,651	3.02%	3,506,365	52,151	3.00%
Total interest-earning assets	15,213,831	407,287	5.40%	15,035,932	400,771	5.38%
Non-interest-earning assets	1,094,225			1,000,216
Total assets	$16,308,056			$16,036,148
Deposits:
Interest-bearing checking accounts	$2,619,014	18,706	1.44%	$2,423,292	17,999	1.50%
Savings accounts	3,811,491	37,397	1.98%	3,472,556	36,940	2.15%
Money market accounts	1,350,980	11,941	1.78%	1,523,571	15,589	2.06%
Certificates of deposit	1,473,574	23,188	3.17%	1,510,404	27,525	3.67%
Total interest-bearing deposits	9,255,059	91,232	1.99%	8,929,823	98,053	2.21%
Non-interest-bearing deposits	4,497,258	—	—%	4,503,461	—	—%
Total deposits	13,752,317	91,232	1.34%	13,433,284	98,053	1.47%
Other interest-bearing liabilities:
FHLB advances	75,022	1,466	3.94%	186,597	4,230	4.57%
Other borrowings	113,870	1,429	2.53%	128,459	1,369	2.15%
Junior subordinated debentures and subordinated notes	89,178	2,468	5.58%	169,233	4,993	5.95%
Total borrowings	278,070	5,363	3.89%	484,289	10,592	4.41%
Total funding liabilities	14,030,387	96,595	1.39%	13,917,573	108,645	1.57%
Other non-interest-bearing liabilities (2)	305,621			299,082
Total liabilities	14,336,008			14,216,655
Shareholders’ equity	1,972,048			1,819,493
Total liabilities and shareholders’ equity	$16,308,056			$16,036,148
Net interest income/rate spread (tax equivalent)		$310,692	4.01%		$292,126	3.81%
Net interest margin (tax equivalent)			4.12%			3.92%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(6,783)			(6,644)
Net interest income and margin		$303,909	4.03%		$285,482	3.83%
(1)Average balances include loans accounted for on a nonaccrual basis and accruing loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $4.5 million and $4.6 million for the six months ended June 30, 2026 and 2025, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $2.2 million and $2.1 million for the six months ended June 30, 2026 and 2025, respectively.

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

	Quarters Ended			Six Months Ended
CHANGE IN THE ALLOWANCE FOR CREDIT LOSSES – LOANS	Jun 30, 2026	Mar 31, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025

Balance, beginning of period	$160,352	$160,276	$157,323	$160,276	$155,521
Provision for credit losses – loans	1,598	1,292	4,201	2,890	8,750
Recoveries of loans previously charged off:
Commercial real estate	12	11	53	23	110
Construction and land	5	4	—	9	—
One- to four-family residential	12	13	58	25	246
Commercial business	171	81	361	252	918
Agricultural business, including secured by farmland	213	4	1	217	11
Consumer	63	140	168	203	287
Total recoveries	476	253	641	729	1,572
Loans charged off:
One- to four-family residential	—	—	—	—	(13)
Commercial business	(293)	(863)	(892)	(1,156)	(4,193)
Agricultural business, including secured by farmland	(4)	—	(362)	(4)	(362)
Consumer	(280)	(606)	(410)	(886)	(774)
Total charge-offs	(577)	(1,469)	(1,664)	(2,046)	(5,342)
Net charge-offs	(101)	(1,216)	(1,023)	(1,317)	(3,770)
Balance, end of period	$161,849	$160,352	$160,501	$161,849	$160,501
Net charge-offs/average loans receivable	(0.001)%	(0.010)%	(0.009)%	(0.011)%	(0.033)%
Allowance for credit losses - loans as a percentage of total loans	1.35%	1.37%	1.37%	1.35%	1.37%

The provision for credit losses - loans reflects the amount required to maintain the allowance for credit losses - loans at an appropriate level based upon Management’s evaluation of the adequacy of collective and individual loss reserves. During the quarter ended June 30, 2026, we recorded a provision for credit losses - loans of $1.6 million, compared to a provision for credit losses - loans of $1.3 million during the preceding quarter. The provision for credit losses - loans recorded in the second quarter of 2026 primarily reflected loan growth, partially offset by improvements in credit quality and changes in portfolio mix. Future provisions for credit losses will continue to be influenced by changes in the amount and composition of the loan portfolio, updates to the reasonable and supportable forecast of future economic conditions, revisions to qualitative factor assessments, and any necessary changes to the reversion period applied in estimating expected credit losses.

The provision for credit losses - unfunded loan commitments reflects the amount required to maintain the allowance for credit losses - unfunded loan commitments at an appropriate level based upon Management’s evaluation of the adequacy of collective and individual loss reserves related to our unfunded loan commitments. The following table sets forth an analysis of our allowance for credit losses - unfunded loan commitments for the periods indicated (dollars in thousands):

	Quarters Ended			Six Months Ended
CHANGE IN THE ALLOWANCE FOR CREDIT LOSSES - UNFUNDED LOAN COMMITMENTS	Jun 30, 2026	Mar 31, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Balance, beginning of period	$12,903	$14,985	$12,162	$14,985	$13,562
Provision (recapture) for credit losses - unfunded loan commitments	2,222	(2,082)	588	140	(812)
Balance, end of period	$15,125	$12,903	$12,750	$15,125	$12,750

The increase in the allowance for credit losses - unfunded loan commitments for the current quarter was primarily driven by growth in unused loan commitments, mainly within the construction portfolio.

Non-interest Income. The following table presents the key components of non-interest income for the periods indicated (dollars in thousands):

	Quarters Ended				Six Months Ended
	Jun 30, 2026	Mar 31, 2026	Change Amount	Change Percent	Jun 30, 2026	Jun 30, 2025	Change Amount	Change Percent
Deposit fees and other service charges	$11,728	$11,391	$337	3%	$23,119	$21,604	$1,515	7%
Mortgage banking operations	2,792	3,212	(420)	(13)	6,004	6,329	(325)	(5)
Bank owned life insurance	2,471	2,312	159	7	4,783	4,959	(176)	(4)
Miscellaneous	1,380	1,826	(446)	(24)	3,206	3,567	(361)	(10)
	18,371	18,741	(370)	(2)	37,112	36,459	653	2
Net gain (loss) on sale of securities	8	(1,242)	1,250	(101)	(1,234)	(3)	(1,231)	nm
Net change in valuation of financial instruments carried at fair value	(157)	1,662	(1,819)	(109)	1,505	403	1,102	273
Total non-interest income	$18,222	$19,161	$(939)	(5)%	$37,383	$36,859	$524	1%
nm = not meaningful

Non-interest income decreased $939,000 to $18.2 million for the quarter ended June 30, 2026, compared to $19.2 million for the quarter ended March 31, 2026. The decrease primarily reflected a $1.8 million unfavorable shift in fair value adjustments on financial instruments carried at fair value, which shifted from a net gain of $1.7 million in the quarter ended March 31, 2026, to a net loss of $157,000 in the quarter ended June 30, 2026. In addition, the current quarter included a slight gain on the sale of securities, compared to net losses of $1.2 million in the preceding quarter, partially offsetting the unfavorable change in fair value adjustments. Excluding changes in fair value adjustments and gains and losses on the sale of securities, recurring non-interest income remained relatively stable compared to the preceding quarter.

Non-interest income increased modestly for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase in non-interest income for the six months ended June 30, 2026, compared to the same period a year earlier primarily reflected a $1.5 million increase in deposit fees and other service charges and a $1.1 million favorable shift in fair value adjustments on financial instruments carried at fair value, partially offset by a net loss of $1.2 million recognized on the sale of securities during the current period.

Non-interest Expense.  The following table represents key elements of non-interest expense for the periods indicated (dollars in thousands):

	Quarters Ended				Six Months Ended
	Jun 30, 2026	Mar 31, 2026	Change Amount	Change Percent	Jun 30, 2026	Jun 30, 2025	Change Amount	Change Percent
Salary and employee benefits	$69,388	$67,732	$1,656	2%	$137,120	$130,343	$6,777	5%
Less capitalized loan origination costs	(5,283)	(3,886)	(1,397)	36	(9,169)	(8,254)	(915)	11
Occupancy and equipment	10,936	10,697	239	2	21,633	24,353	(2,720)	(11)
Information and computer data services	10,322	8,313	2,009	24	18,635	15,827	2,808	18
Payment and card processing services	6,218	6,041	177	3	12,259	11,649	610	5
Professional and legal expenses	2,719	1,613	1,106	69	4,332	4,701	(369)	(8)
Advertising and marketing	1,982	673	1,309	195	2,655	1,677	978	58
Deposit insurance	2,819	2,717	102	4	5,536	5,597	(61)	(1)
State and municipal business and use taxes	1,773	1,820	(47)	(3)	3,593	2,870	723	25
Real estate operations, net	165	109	56	51	274	331	(57)	(17)
Amortization of core deposit intangibles	256	256	—	—	512	911	(399)	(44)
Miscellaneous	6,695	6,523	172	3	13,218	12,602	616	5
Total non-interest expense	$107,990	$102,608	$5,382	5%	$210,598	$202,607	$7,991	4%

The increase in non-interest expense from the previous quarter reflected a $1.7 million increase in salary and employee benefits, a $2.0 million increase in information and computer data services, a $1.1 million increase in professional and legal expenses, and a $1.3 million increase in advertising and marketing expense. In addition, the current quarter included $238,000 of merger related expenses. These increases were partially offset by a $1.4 million increase in capitalized loan origination costs, reflecting increased loan origination activity, primarily in the construction, land and land development, and one- to four-family residential loan categories. The increase in non-interest expense for the six months ended June 30, 2026, compared to the same period a year earlier, primarily reflected increases in salary and employee benefits, information and computer data services expense, and advertising and marketing expense, partially offset by a lower occupancy and equipment expense and higher capitalized loan origination costs.

Salary and employee benefits increased for the current quarter, compared to the quarter ended March 31, 2026, primarily from increased loan commissions and normal salary and wage increases that were effective during the current quarter. Salary and employee benefits increased for the six months ended June 30, 2026, compared to the same period last year, primarily due to normal annual salary and wage increases and increased medical premiums.

Occupancy and equipment expenses decreased for the six months ended June 30, 2026, compared to the same period last year, primarily due to lower rent expense resulting from strategic space reductions, as well as lower software amortization.

Information and computer data services increased for the quarter ended June 30, 2026, compared to the quarter ended March 31, 2026, and increased for the six months ended June 30, 2026, compared to the same period last year, primarily due to an increase in computer software-related expenses, including $924,000 of expense related to the discontinuation of the use of our previous commercial loan origination software.

Professional and legal expense increased for the quarter ended June 30, 2026, compared to the quarter ended March 31, 2026. The increase compared to the preceding quarter primarily reflected increased legal fees.

Advertising and marketing expenses increased for the quarter ended June 30, 2026, compared to the quarter ended March 31, 2026, and increased for the six months ended June 30, 2026, compared to the same period last year, primarily due to the timing of printed media, radio, television and direct mail marketing campaigns during the current quarter.

Our efficiency ratio was 62.80% for the current quarter, compared to 60.60% in the quarter ended March 31, 2026. Our adjusted efficiency ratio, a non-GAAP financial measure, was 61.30% for the current quarter, compared to 59.45% in the quarter ended March 31, 2026. The increase in the efficiency ratio reflects an increase in non-interest expense, partially offset by an increase in total revenues. The adjusted efficiency ratio reflects similar trends on an adjusted basis, with further detail provided in the non-GAAP reconciliation. See “Reconciliation of Non-GAAP Financial Measure” above.

Income Taxes. For the quarter ended June 30, 2026, we recognized $11.3 million in income tax expense for an effective tax rate of 18.7%, compared to income tax expense of $12.8 million and an effective tax rate of 19.0% for the quarter ended March 31, 2026. The effective tax rate for the current quarter reflects our blended statutory tax rate, which was reduced by the effects of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting. Our statutory income tax rate was 24.0%, representing the 21.0% federal statutory income tax rate plus the apportioned effect of applicable state income taxes. For the six months ended June 30, 2026, we recognized $24.1 million in income tax expense for an effective tax rate of 18.9%.

Asset Quality

Maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us. We actively engage with our borrowers to resolve adversely classified loans and other problem assets.

Non-Performing Assets:  Non-performing assets totaled $60.5 million, or 0.36% of total assets, at June 30, 2026, compared to $51.2 million, or 0.31% of total assets, at December 31, 2025. Our allowance for credit losses - loans was $161.8 million, or 295% of non-performing loans, at June 30, 2026, compared to $160.3 million, or 351% of non-performing loans, at December 31, 2025.

The following table sets forth information with respect to our non-performing assets at the dates indicated (dollars in thousands):

	June 30, 2026	December 31, 2025	June 30, 2025
Nonaccrual Loans:
Secured by real estate:
Commercial	$2,132	$525	$10
Construction and land	12,648	5,175	4,369
One- to four-family	23,398	19,855	15,480
Commercial business	6,968	6,751	6,647
Agricultural business, including secured by farmland	2,967	4,609	8,690
Consumer	4,784	4,610	4,802
	52,897	41,525	39,998
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	234	—	—
Construction and land	—	1,268	—
One- to four-family	1,427	2,698	2,896
Consumer	265	148	80
	1,926	4,114	2,976
Total non-performing loans	54,823	45,639	42,974
REO, net	5,720	5,578	6,801
Other repossessed assets held for sale	—	18	—
Total non-performing assets	$60,543	$51,235	$49,775

Total non-performing assets to total assets	0.36%	0.31%	0.30%
Total nonaccrual loans to total loans receivable	0.44%	0.35%	0.34%
Loans 30-89 days past due and on accrual	$17,686	$26,767	$10,786

For the six months ended June 30, 2026, interest income was reduced by $1.2 million as a result of nonaccrual loan activity, which included the reversal of $702,000 of accrued interest as of the date the loan was placed on nonaccrual. There was no interest income recognized on nonaccrual loans for the six months ended June 30, 2026.

The following table presents the Company’s portfolio of loans by risk grade at the dates indicated (in thousands):

	June 30, 2026	December 31, 2025	June 30, 2025
Pass	$11,754,475	$11,446,550	$11,432,456
Special Mention	21,509	82,060	68,372
Substandard	218,426	193,077	189,545
Total	$11,994,410	$11,721,687	$11,690,373

The decrease in special mention loans during the six months ended June 30, 2026, was primarily due to risk rating upgrades to pass, loan payoffs and, to a lesser extent, downgrades to substandard. The increase in substandard loans during the six months ended June 30, 2026, was primarily due to loan risk rating downgrades, primarily in the commercial business loan segment. As of June 30, 2026, total substandard loans primarily consisted of loans within the commercial business and commercial real estate loan segments.

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

Our primary investing activity is the origination of loans and, in certain periods, the purchase of securities or loans.  During the six months ended June 30, 2026 and 2025, loan originations, including originations of loans held for sale, exceeded loan repayments by $529.2 million and $565.7 million, respectively. There were no loan purchases during the six months ended June 30, 2026, and $10.8 million of loan purchases during the six months ended June 30, 2025. During the six months ended June 30, 2026 and 2025, we received proceeds of $277.5 million and $235.9 million, respectively, from the sale of loans. Securities purchased during the six months ended June 30, 2026 and 2025 totaled $164.6 million and $18.9 million, respectively, and securities repayments, maturities and sales in those periods were $192.0 million and $126.0 million, respectively.

Our primary financing activity is gathering deposits. Total deposits increased by $46.4 million during the six months ended June 30, 2026, primarily due to an increase in core deposits. Core deposits were $12.32 billion at June 30, 2026, compared to $12.21 billion at December 31, 2025. Certificates of deposit are generally more vulnerable to competition and more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At June 30, 2026, certificates of deposit totaled $1.47 billion, or 11% of our total deposits, including $1.43 billion which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our certificates of deposit as they mature.

We had $320.0 million of FHLB advances at June 30, 2026, compared to $150.0 million at December 31, 2025, as FHLB advances were temporarily used to fund the second quarter loan growth. Other borrowings increased to $114.5 million at June 30, 2026, from $107.7 million at December 31, 2025.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments, and to take advantage of investment opportunities. During the six months ended June 30, 2026, we used our sources of funds to support loan growth, investment activities and other liquidity needs. At June 30, 2026, we had outstanding loan commitments totaling $4.32 billion, relating to undisbursed loans in process and unused credit lines. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice is to supplement deposits through short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings. We maintain credit facilities with the FHLB, which provide for advances secured by eligible collateral and subject to applicable borrowing capacity limitations, including required ownership of FHLB stock. At June 30, 2026, based on pledged collateral, the Bank had approximately $3.45 billion of available borrowing capacity under these facilities, and $320.0 million of outstanding FHLB advances. The Bank is also approved for participation in the FRBSF Borrower-in-Custody program. As of June 30, 2026, the Bank had approximately $1.64 billion of available borrowing capacity under this program, subject to eligible collateral requirements, including the type and risk rating of pledged loans. No borrowings were outstanding under this facility at June 30, 2026 or December 31, 2025. In addition, the Bank maintains uncommitted federal funds lines of credit with other financial institutions totaling $125.0 million, subject to availability of federal funds balances and continued counterparty eligibility. These lines are intended to support short-term liquidity needs and may restrict consecutive-day usage. No amounts were outstanding under these arrangements at June 30, 2026 or December 31, 2025. Management believes the Bank maintains adequate liquidity resources and borrowing capacity to meet its current and foreseeable funding requirements.

Banner is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity, and pay its own operating expenses and cash dividends. At June 30, 2026, Banner (on an unconsolidated basis) had liquid assets of $96.3 million.

Banner’s primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.52 per share. Our quarterly common stock dividend enables us to balance our multiple objectives of managing and investing in the Bank and returning a substantial portion of our cash to our shareholders. Assuming continued dividend payments going forward at the current rate of $0.52 per share, our average total dividends paid each quarter would be approximately $17.7 million based on the number of outstanding shares at June 30, 2026.

As noted below, Banner Corporation and its subsidiary bank continued to maintain capital levels in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the six months ended June 30, 2026, total shareholders’ equity increased $53.0 million, to $2.00 billion or 12.05% of total assets.  At June 30, 2026, tangible common shareholders’ equity, which excludes goodwill and other intangible assets, was $1.63 billion, or 10.02% of tangible assets.  Tangible common shareholders’ equity represents a non-GAAP financial measure. See “Reconciliation of Non-GAAP Financial Measure” above.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner and the Bank to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Bank to maintain minimum capital ratios of total capital, tier 1 capital, and common equity tier 1 capital to risk-weighted assets as well as tier 1 leverage capital to average assets.  In addition to the minimum capital ratios, the Bank must maintain a capital conservation buffer consisting of additional common equity tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At June 30, 2026, Banner and the Bank each exceeded all regulatory capital requirements to be “well capitalized.”

The actual regulatory capital ratios calculated for Banner Corporation and Banner Bank as of June 30, 2026, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as “Adequately Capitalized”		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Amount
Banner Corporation—consolidated
Total capital to risk-weighted assets	$2,092,299	14.68%	$1,140,235	8.00%	$1,425,294	10.00%
Tier 1 capital to risk-weighted assets	1,915,042	13.44%	855,176	6.00%	855,176	6.00%
Tier 1 leverage capital to average assets	1,915,042	11.79%	649,595	4.00%	n/a	n/a
Common equity tier 1 capital	1,828,542	12.83%	641,382	4.50%	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	$1,987,693	13.95%	$1,139,703	8.00%	$1,424,629	10.00%
Tier 1 capital to risk-weighted assets	1,810,436	12.71%	854,777	6.00%	1,139,703	8.00%
Tier 1 leverage capital to average assets	1,810,436	11.15%	649,364	4.00%	811,705	5.00%
Common equity tier 1 capital	1,810,436	12.71%	641,083	4.50%	926,009	6.50%

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

For the Company, the greatest source of interest rate risk results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch, or gap, is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to clients than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of June 30, 2026, our loans with interest rate floors totaled $5.96 billion and had a weighted average floor rate of 4.95%, compared to a current average note rate of 6.31%.  Our loans with interest rates at their floors at June 30, 2026, totaled $1.26 billion and had a weighted average note rate of 5.11%. The Company actively manages its exposure to interest rate risk through on-going adjustments to the mix of interest-earning assets and funding sources that affect the repricing speeds of loans, investments, interest-bearing deposits and borrowings.

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

The following tables set forth, as of June 30, 2026, the estimated changes in our net interest income over one-year and two-year time horizons for our rate ramp and rate shock interest rate sensitivity scenarios, and the estimated changes in economic value of equity for our rate shock interest rate sensitivity scenario based on the indicated interest rate environments (dollars in thousands):

Interest Rate Risk Indicators - Rate Ramp

	June 30, 2026
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months
+300	$3,119	0.5%	$22,147	1.7%
+200	6,208	1.0	32,586	2.5
+100	5,090	0.8	24,869	1.9
0	—	—	—	—
-100	(6,004)	(0.9)	(30,738)	(2.3)
-200	(10,860)	(1.7)	(58,114)	(4.4)
-300	(14,652)	(2.3)	(83,357)	(6.3)
(1)Assumes a gradual change in market interest rates at all maturities during the first year; however, no rates are allowed to go below zero.

Interest Rate Risk Indicators - Rate Shock

	June 30, 2026
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+300	$2,585	0.4%	$42,177	3.2%	$(474,277)	(14.2)%
+200	13,572	2.1	54,518	4.2	(270,525)	(8.1)
+100	12,386	1.9	39,903	3.0	(105,639)	(3.2)
0	—	—	—	—	—	—
-100	(14,470)	(2.3)	(48,156)	(3.7)	20,071	0.6
-200	(25,648)	(4.0)	(93,452)	(7.1)	(27,875)	(0.8)
-300	(35,677)	(5.6)	(137,109)	(10.4)	(140,809)	(4.2)
(1)Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.

At June 30, 2026, the Company’s interest rate risk profile reflected a moderately asset-sensitive position in the near term, with net interest income projected to increase under rising rate scenarios and decrease under falling rate scenarios. In contrast, the estimated long-term economic value of the balance sheet was more sensitive to interest rate changes, declining under rising rate scenarios and changing less under falling rate scenarios. Overall, the results indicate that near-term earnings are expected to benefit from higher interest rates, while the long-term economic value of equity is more sensitive to market rate movements.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2026 (dollars in thousands), based on the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At June 30, 2026, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $3.22 billion, representing a one-year cumulative gap to total assets ratio of 19.38%.  Both the interest rate risk indicators and interest sensitivity gaps as of June 30, 2026 were within our internal policy guidelines, and Management believes the current level of interest rate risk to be reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$1,282,687	$64,575	$85,898	$10,935	$151	$—	$1,444,246
Fixed-rate mortgage loans	243,831	227,435	757,950	542,402	689,026	400,613	2,861,257
Adjustable-rate mortgage loans	1,446,587	540,292	1,413,080	1,168,744	379,463	11,219	4,959,385
Fixed-rate mortgage-backed securities	85,240	88,512	349,478	401,636	658,633	652,113	2,235,612
Adjustable-rate mortgage-backed securities	227,854	51	5,210	3,870	—	—	236,985
Fixed-rate commercial/agricultural loans	109,481	80,575	255,295	130,243	121,033	6,270	702,897
Adjustable-rate commercial/agricultural loans	1,013,843	22,585	105,511	37,800	1,288	—	1,181,027
Consumer and other loans	652,846	65,375	59,301	16,518	14,271	38,651	846,962
Investment securities and interest-earning deposits	273,733	10,335	37,815	165,321	120,575	385,893	993,672
Total rate sensitive assets	5,336,102	1,099,735	3,069,538	2,477,469	1,984,440	1,494,759	15,462,043
Interest-bearing liabilities: (2)
Regular savings	466,520	177,021	610,948	483,290	824,633	1,291,199	3,853,611
Interest checking accounts	259,085	88,640	320,139	271,771	515,383	1,168,131	2,623,149
Money market deposit accounts	171,943	99,330	314,591	214,932	286,671	209,369	1,296,836
Certificates of deposit	993,928	439,381	35,596	3,741	408	—	1,473,054
FHLB advances	320,000	—	—	—	—	—	320,000
Junior subordinated debentures	89,178	—	—	—	—	—	89,178
Retail repurchase agreements	114,497	—	—	—	—	—	114,497
Total rate sensitive liabilities	2,415,151	804,372	1,281,274	973,734	1,627,095	2,668,699	9,770,325
Excess of interest-sensitive assets over interest-sensitive liabilities	$2,920,951	$295,363	$1,788,264	$1,503,735	$357,345	$(1,173,940)	$5,691,718
Cumulative excess of interest-sensitive assets	$2,920,951	$3,216,314	$5,004,578	$6,508,313	$6,865,658	$5,691,718	$5,691,718
Cumulative ratio of interest-earning assets to interest-bearing liabilities	220.94%	199.90%	211.19%	218.88%	196.68%	158.26%	158.26%
Interest sensitivity gap to total assets	17.60	1.78	10.78	9.06	2.15	(7.07)	34.30
Ratio of cumulative gap to total assets	17.60	19.38	30.16	39.22	41.38	34.30	34.30

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
(2)Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience Management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been a negative $3.3 billion, or negative 19.86% of total assets, at June 30, 2026.

ITEM 4 – Controls and Procedures

Management of Banner Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (Exchange Act).  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that its objectives are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  Additionally, in designing disclosure controls and procedures, our Management necessarily applies judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  As a result of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Further, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to Management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls Over Financial Reporting:  In the quarter ended June 30, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

In the normal course of business, we have various legal proceedings and other contingent matters pending. These proceedings and the associated legal claims are often contested, and the outcome of individual matters is not always predictable. Furthermore, in some matters, it may be difficult to assess potential exposure, particularly for matters that are in relatively early stages. These claims and counter claims typically arise during the course of collection efforts on problem loans or with respect to actions to enforce liens on properties in which we hold a security interest. We also are subject to claims related to other matters, including employment matters such as claims by our employees of discrimination, harassment, violations of wage and hour requirements, or violations of other federal, state, or local laws and claims of misconduct or negligence on the part of our employees. Some or all of these claims may lead to litigation, including class action litigation, and these matters may cause us to incur negative publicity with respect to alleged claims. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operation for any period. The ultimate outcome of these legal proceedings could be more or less than what we have accrued. Based upon the information known to Management, we are not a party to any pending legal proceedings that we believe would reasonably be expected to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A – Risk Factors
There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A of our 2025 Form 10-K, other than as set forth below.

On April 30, 2026, Banner announced an agreement to acquire Pacific Financial Corporation, the holding company of Bank of the Pacific. The transaction is expected to close in the third quarter of 2026, subject to customary closing conditions, including regulatory approvals and approval by Pacific Financial shareholders. There can be no assurance that the transaction will be completed on the anticipated terms, within the expected timeframe, or at all. If the transaction is not completed, Banner may be subject to risks associated with the failure to complete the transaction, including potential adverse effects on its business, financial condition, results of operations or reputation.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2026:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
April 1, 2026 - April 30, 2026	45,363	$61.21	—	979,224
May 1, 2026 - May 31, 2026	—	—	—	979,224
June 1, 2026 - June 30, 2026	—	—	—	979,224
Total for quarter	45,363	61.21	—

(1)    Includes 45,363 shares surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants during the quarter ended June 30, 2026.

On July 24, 2025, the Company announced that its Board of Directors had approved a new share repurchase program authorizing the repurchase of up to 1,729,199 shares of the Company’s common stock, also representing approximately 5% of the Company’s then-outstanding shares, over the subsequent 12 months. This repurchase authorization expired on July 24, 2026.

On August 3, 2026, the Company announced that its Board of Directors had approved a new share repurchase program authorizing the repurchase of up to 1,700,000 shares of the Company’s common stock, also representing approximately 5% of the Company’s then outstanding shares, over the subsequent 12 months. Repurchases under the new plan may be made from time to time in open market transactions. The timing and amount of any repurchases will depend on market conditions, regulatory requirements, and other corporate considerations.

ITEM 3 – Defaults upon Senior Securities

Not Applicable.

ITEM 4 – Mine Safety Disclosures

Not Applicable.

ITEM 5 – Other Information

(a) None

(b) None

(c) During the quarter ended June 30, 2026, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company.

ITEM 6 – Exhibits

Exhibit	Index of Exhibits

2{a}
Agreement and Plan of Merger, dated as of April 30, 2026, by and between Banner Corporation and Pacific Bank Corporation (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 1, 2026 (File No. 000-26584)).

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

Exhibit	Index of Exhibits
10{p}*	2025 Employee Stock Purchase Plan [incorporated by reference to Exhibit 10.1 included in the Registration Statement on Form S-8 dated November 5, 2025 (File No. 333-274273)].

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included in Exhibit 101).
* Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

August 4, 2026	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

August 4, 2026	/s/ Robert G. Butterfield
Robert G. Butterfield
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)