Form 10-Q
period 2026-09-30
BANNER CORP
filed 2026-11-03
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	☐	No	☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:			As of October 31, 2026
Common Stock, $.01 par value per share			36,442,062 shares

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
•The impact of completed and future acquisitions or business combinations, including related goodwill impairment risks and integration challenges;
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
•Other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
•Other risks detailed in our Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”), or in our reports filed with or furnished to the U.S. Securities and Exchange Commission (SEC), including this Form 10-Q..

Further, statements about the effects of Banner’s acquisition of Pacific Financial Corporation (“Pacific Financial”), completed on September 1, 2026, on Banner’s business, financial results, and condition may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in the forward-looking statements due to factors and future developments which are uncertain, unpredictable and in many cases beyond Banner’s control, including, but not limited to the risk that: (1) the business of Pacific Financial may not be integrated with Banner’s business successfully, including the planned systems conversions, or such integration may be more difficult, time-consuming or costly than expected; (2) the anticipated benefits of the merger, including anticipated cost savings and earnings accretion, may not be realized or may not be realized within the expected time period; (3) customer and employee relationships and business operations may be disrupted by the merger, and Banner may be challenged in retaining key customers and employees following its completion; (4) merger-related and integration expenses may be greater than expected; (5) preliminary estimates of the fair value of acquired assets and assumed liabilities may change during the measurement period, and acquired loans may experience higher credit losses than anticipated; (6) Management’s attention may be diverted from ongoing business operations and opportunities due to integration activities; and (7) other factors detailed in Banner’s filings with the SEC.

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

PART I – FINANCIAL INFORMATION
ITEM 1 - Financial Statements (unaudited)
BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares and per share amounts)
September 30, 2026 and December 31, 2025

ASSETS	September 30, 2026	December 31, 2025
Cash and due from banks	$234,056	$182,772
Interest-bearing deposits	324,049	239,868
Total cash and cash equivalents	558,105	422,640
Securities—available-for-sale, amortized cost $2,538,271 and $2,271,471, respectively	2,184,309	2,016,261
Securities—held-to-maturity, net of allowance for credit losses of $284 and $291, respectively	918,914	961,196
Total securities	3,103,223	2,977,457
Federal Home Loan Bank (FHLB) stock	10,000	16,476
Loans held for sale (includes $21,028 and $34,586, at fair value, respectively)	32,698	42,902
Loans receivable	12,995,341	11,721,687
Allowance for credit losses – loans	(171,563)	(160,276)
Net loans receivable	12,823,778	11,561,411
Accrued interest receivable	72,660	60,525
Property and equipment, net	129,175	111,522
Goodwill	434,283	373,121
Other intangibles, net	28,948	1,491
Bank-owned life insurance (BOLI)	355,332	319,347
Deferred tax assets, net	149,354	127,587
Operating lease right-of-use assets	31,454	32,736
Other assets	354,427	307,273
Total assets	$18,083,437	$16,354,488
LIABILITIES
Deposits:
Non-interest-bearing	$4,970,392	$4,489,839
Interest-bearing transaction and savings accounts	8,807,919	7,721,003
Interest-bearing certificates	1,615,158	1,532,304
Total deposits	15,393,469	13,743,146
Advances from FHLB	—	150,000
Other borrowings	105,248	107,715
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	87,122	79,151
Operating lease liabilities	34,022	35,755
Accrued expenses and other liabilities	279,603	245,266
Deferred compensation	50,070	47,158
Total liabilities	15,949,534	14,408,191
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 36,442,062 shares issued and outstanding at September 30, 2026; 34,097,856 shares issued and outstanding at December 31, 2025	1,443,098	1,282,505
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2026; no shares issued and outstanding at December 31, 2025	—	—
Retained earnings	970,008	871,803
Carrying value of shares held in trust for stock-based compensation plans	(5,502)	(5,813)
Liability for common stock issued to stock related compensation plans	5,502	5,813
Accumulated other comprehensive loss	(279,203)	(208,011)
Total shareholders’ equity	2,133,903	1,946,297
Total liabilities and shareholders’ equity	$18,083,437	$16,354,488
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except shares and per share amounts)
For the Three and Nine Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
INTEREST INCOME:
Loans receivable	$188,586	$179,065	$540,678	$523,115
Mortgage-backed securities	14,996	15,090	43,365	46,250
Securities and cash equivalents	10,998	11,693	31,041	30,610
Total interest income	214,580	205,848	615,084	599,975
INTEREST EXPENSE:
Deposits	50,022	52,251	141,254	150,304
FHLB advances	653	1,527	2,119	5,757
Other borrowings	695	694	2,124	2,063
Subordinated debt	1,317	1,387	3,785	6,380
Total interest expense	52,687	55,859	149,282	164,504
Net interest income	161,893	149,989	465,802	435,471
PROVISION FOR CREDIT LOSSES	2,824	2,670	5,846	10,604
Net interest income after provision for credit losses	159,069	147,319	459,956	424,867
NON-INTEREST INCOME:
Deposit fees and other service charges	11,496	10,955	34,615	32,559
Mortgage banking operations	2,575	3,298	8,579	9,627
BOLI	2,354	2,702	7,137	7,661
Miscellaneous	750	3,175	3,956	6,742
	17,175	20,130	54,287	56,589
Net (loss) gain on sale of securities	(2,102)	377	(3,336)	374
Net change in valuation of financial instruments carried at fair value	313	223	1,818	626
Total non-interest income	15,386	20,730	52,769	57,589
NON-INTEREST EXPENSE:
Salary and employee benefits	71,410	64,935	208,530	195,278
Less capitalized loan origination costs	(4,917)	(4,802)	(14,086)	(13,056)
Occupancy and equipment	10,965	12,518	32,598	36,871
Information and computer data services	8,882	8,199	27,516	24,026
Payment and card processing services	6,821	6,060	19,080	17,709
Professional and legal expenses	2,225	2,190	6,357	6,891
Advertising and marketing	1,766	1,395	4,419	3,072
Deposit insurance	2,615	2,867	8,151	8,464
State and municipal business and use taxes	1,919	1,655	5,512	4,525
Real estate operations, net	1,261	203	1,535	534
Amortization of core deposit intangibles	663	341	1,175	1,252
Miscellaneous	6,889	6,461	20,072	19,063
	110,499	102,022	320,859	304,629
Merger and acquisition-related expenses	5,177	—	5,415	—
Total non-interest expense	115,676	102,022	326,274	304,629
Income before provision for income taxes	58,779	66,027	186,451	177,827
PROVISION FOR INCOME TAXES	11,070	12,525	35,140	33,694
NET INCOME	$47,709	$53,502	$151,311	$144,133
Earnings per common share:
Basic	$1.37	$1.55	$4.41	$4.17
Diluted	$1.36	$1.54	$4.39	$4.15
Cumulative dividends declared per common share	$0.52	$0.48	$1.54	$1.44
Weighted average number of common shares outstanding:
Basic	34,856,074	34,494,824	34,305,632	34,543,969
Diluted	35,026,771	34,659,346	34,479,283	34,730,103
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited) (In thousands)
For the Three and Nine Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NET INCOME	$47,709	$53,502	$151,311	$144,133
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF INCOME TAXES:
Unrealized holding (loss) gain on securities—available-for-sale arising during the period	(98,347)	32,232	(102,096)	80,230
Income tax benefit (expense) related to securities—available-for-sale unrealized holding losses	23,604	(7,735)	24,504	(19,255)
Reclassification for net loss on securities—available-for-sale realized in earnings	2,102	1,208	3,344	1,211
Income tax benefit related to securities—available-for-sale realized in earnings	(505)	(290)	(803)	(291)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	566	584	1,649	1,700
Income tax expense related to amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	(136)	(140)	(396)	(408)
Changes in fair value of junior subordinated debentures related to instrument specific credit risk	3,930	(2,885)	3,429	(8,774)
Income tax (expense) benefit related to junior subordinated debentures	(943)	693	(823)	2,106
Other comprehensive (loss) income	(69,729)	23,667	(71,192)	56,519
COMPREHENSIVE (LOSS) INCOME	$(22,020)	$77,169	$80,119	$200,652

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands, except shares and per share amounts)

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2025	34,459,832	$1,307,509	$744,091	$(277,274)	$1,774,326
Net income			45,135		45,135
Other comprehensive income, net of income tax				29,348	29,348
Accrual of dividends on common stock ($0.48/share)			(16,814)		(16,814)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	30,140	1,458			1,458
Balance, March 31, 2025	34,489,972	1,308,967	772,412	(247,926)	1,833,453
Net income			45,496		45,496
Other comprehensive income, net of income tax				3,504	3,504
Accrual of dividends on common stock ($0.48/share)			(16,826)		(16,826)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	94,022	37			37
Balance, June 30, 2025	34,583,994	1,309,004	801,082	(244,422)	1,865,664
Net income			53,502		53,502
Other comprehensive income, net of income tax				23,667	23,667
Accrual of dividends on common stock ($0.48/share)			(16,758)		(16,758)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	1,303	2,678			2,678
Repurchase of common stock	(250,000)	(15,861)			(15,861)
Balance, September 30, 2025	34,335,297	1,295,821	837,826	(220,755)	1,912,892
Net income			51,249		51,249
Other comprehensive income, net of income tax				12,744	12,744
Accrual of dividends on common stock ($0.50/share)			(17,272)		(17,272)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	12,534	2,631			2,631
Repurchase of common stock	(249,975)	(15,947)			(15,947)
Balance, December 31, 2025	34,097,856	1,282,505	871,803	(208,011)	1,946,297
Net income			54,716		54,716
Other comprehensive loss, net of income tax				(2,875)	(2,875)
Accrual of dividends on common stock ($0.50/share)			(17,297)		(17,297)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	27,242	1,941			1,941
Repurchase of common stock	(250,000)	(16,148)			(16,148)
Balance, March 31, 2026	33,875,098	1,268,298	909,222	(210,886)	1,966,634
Net income			48,886		48,886
Other comprehensive income, net of income tax				1,412	1,412
Accrual of dividends on common stock ($0.52/share)			(17,898)		(17,898)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	109,811	229			229
Balance, June 30, 2026	33,984,909	$1,268,527	$940,210	$(209,474)	$1,999,263
Net income			47,709		47,709
Other comprehensive loss, net of income tax				(69,729)	(69,729)
Accrual of dividends on common stock ($0.52/share)			(17,911)		(17,911)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	2,035	2,920			2,920
Repurchase of common stock	(200,000)	(14,213)			(14,213)
Issuance of shares for acquisition	2,655,118	185,864			185,864
Balance, September 30, 2026	36,442,062	$1,443,098	$970,008	$(279,203)	$2,133,903

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES:
Net income	$151,311	$144,133
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	10,546	12,523
Deferred income and expense, net of amortization	(8,320)	(7,886)
Capitalized loan servicing rights, net of amortization	419	405
Amortization of core deposit intangibles	1,175	1,252
Loss on sale of securities, net	3,336	(374)
Net change in valuation of financial instruments carried at fair value	(1,818)	(626)
Decrease in deferred taxes	715	572
Increase in current taxes payable/receivable, net	(4,855)	(387)
Stock-based compensation	8,632	7,623
Net change in cash surrender value of BOLI	(7,141)	(7,106)
Gain on sale of loans, excluding capitalized servicing rights	(3,540)	(4,746)
Loss (gain) on disposal of real estate held for sale and property and equipment, net	334	(403)
Provision for credit losses	5,846	10,604
Provision for losses on real estate owned (REO)	1,063	—
Origination of loans held for sale	(285,784)	(264,970)
Proceeds from sales of loans held for sale	374,293	355,435
Net change in:
Other assets	(35,961)	(9,497)
Other liabilities	15,583	(4,036)
Net cash provided from operating activities	225,834	232,516
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(505,526)	(101,671)
Principal repayments and maturities of securities—available-for-sale	223,960	248,630
Proceeds from sales of securities—available-for-sale	332,392	17,581
Principal repayments and maturities of securities—held-to-maturity	42,556	30,112
Loan originations, net of repayments	(586,808)	(438,908)
Purchases of loans and participating interest in loans	(16)	(10,780)
Proceeds from sales of other loans	9,331	26,053
Net cash received from acquisitions	119,623	—
Purchases of property and equipment	(8,130)	(6,159)
Proceeds from sale of real estate held for sale and sale of other property	2,944	6,539
Proceeds from FHLB stock repurchase program	90,171	151,970
Purchase of FHLB stock	(82,927)	(143,745)
Investment in BOLI	(49)	(46)
Other	1,682	2,229
Net cash used by investing activities	(360,797)	(218,195)
Continued on next page

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30,
	2026	2025
FINANCING ACTIVITIES:
Increase in deposits, net	$510,040	$501,537
Repayment of overnight and short term FHLB borrowings, net	(150,000)	(190,000)
Decrease in other borrowings, net	(2,466)	(4,721)
Repayment of subordinated notes	—	(80,500)
Cash dividends paid	(53,243)	(50,399)
Cash paid to repurchase common stock	(30,361)	(15,784)
Taxes paid related to net share settlement of equity awards	(3,542)	(3,449)
Net cash provided by financing activities	270,428	156,684
NET CHANGE IN CASH AND CASH EQUIVALENTS	135,465	171,005
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	422,640	501,858
CASH AND CASH EQUIVALENTS, END OF PERIOD	$558,105	$672,863

	Nine Months Ended September 30,
	2026	2025
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$147,320	$164,392
Tax paid	25,300	23,087
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Transfer of loans to real estate owned and other repossessed assets	2,609	5,415
Loans, held-for-sale, transferred from portfolio	(74,765)	(74,032)
ACQUISITIONS:
Assets acquired	1,292,152	—
Liabilities assumed	1,166,468	—

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2026, for potential recognition or disclosure. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and note disclosures have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. All significant intercompany transactions and balances have been eliminated.

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

Note 2: ACCOUNTING STANDARDS RECENTLY ISSUED OR ADOPTED

Financial Instruments—Credit Losses: Purchased Loans

In November 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. The amendments in this ASU are intended to simplify and improve the accounting for acquired loans by expanding the use of the gross‑up approach, previously limited to purchased credit‑deteriorated (PCD) assets, to a new category of purchased seasoned loans (PSLs), which encompasses acquired non‑PCD loans. Under this approach, entities recognize an allowance for expected credit losses at the acquisition date with a corresponding increase to the asset’s amortized cost basis, eliminating day 1 credit loss expense and improving comparability across acquired loan portfolios.

This ASU is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period if financial statements have not yet been issued or made available for issuance. The Company adopted this ASU on July 1, 2026.

This new guidance makes significant changes to the accounting for certain acquired seasoned loans subject to the current expected credit loss model (CECL). Under the ASU, the initial allowance for credit losses recorded upon the acquisition of loans in scope is recognized as an adjustment to the amortized cost basis of the loan - similar to the model for purchased credit deteriorated assets. For these loans, the "day-one" credit loss estimate does not impact earnings immediately. Subsequent changes in the allowance for credit losses are reported in earnings within provision for credit losses.

The following significant accounting policies have been updated or added since the Company's 2025 Annual Report on Form 10-K to reflect the adoption of ASU 2025-08.

Acquired loans - Purchased Credit Deteriorated

Loans acquired in a business combination are recognized on the acquisition date at their estimated fair value based on expected future cash flows discounted at a market-based rate of interest and inclusive of adjustments for credit risk, interest rate risk, liquidity, and other factors. Acquired loans that have experienced more-than-insignificant deterioration in credit quality since origination are classified as PCD loans. An allowance for credit losses is established for the initial estimate of expected credit losses on PCD loans as of the acquisition date and recorded through a gross-up adjustment to the loan’s amortized cost basis.

Acquired loans - Purchased Seasoned Loans

Non-PCD loans acquired in a business combination are classified as purchased seasoned loans with an allowance for credit losses established for the initial estimate of expected credit losses as of the acquisition date and recorded through a gross-up adjustment to the loans’ amortized cost basis. See Note 3 “Business Combinations” for additional information on loans acquired in a business combination.

Interim Reporting: Narrow-Scope Improvements

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this ASU clarify the applicability of Topic 270, enhance the navigability of interim reporting requirements, and consolidate existing interim disclosure guidance. The amendments specify the form and content of interim financial statements, provide a comprehensive list of required interim disclosures, and introduce a disclosure principle requiring entities to disclose events occurring after the most recent annual reporting period that have a material impact on the entity. The ASU does not change the fundamental nature or scope of interim reporting requirements.

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

Derivatives and Hedging: Hedge Accounting Improvements

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The amendments in this ASU are intended to clarify certain aspects of the guidance on hedge accounting and to address several incremental hedge accounting issues arising from the global reference rate reform initiative. The update clarifies and expands guidance in several areas, including allowing groups of forecasted transactions to be hedged based on “similar” rather than “shared” risk exposure, offering greater flexibility in applying cash flow hedges. Overall, the amendments are intended to enable entities to achieve and maintain hedge accounting for a greater number of highly effective economic hedging relationships.

This ASU is effective for public business entities for annual reporting periods beginning after December 31, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted on any date on or after the issuance of this ASU. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

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

This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The amendments should be applied prospectively. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements except for some additional disclosures as required by the ASU.

Note 3: BUSINESS COMBINATIONS

Acquisition of Pacific Financial Corporation
On September 1, 2026, the Company completed the acquisition of 100% of the outstanding common shares of Pacific Financial Corporation (Pacific Financial), the holding company for Bank of the Pacific, a Washington state-chartered commercial bank. Pacific Financial was merged into Banner and Bank of the Pacific was merged into Banner Bank. Pursuant to the previously announced terms of the acquisition, Pacific Financial shareholders received 0.2633 shares of Banner common stock in exchange for each share of Pacific Financial common stock, plus cash in lieu of any fractional shares. In addition, outstanding in-the-money Pacific Financial stock options were cancelled in exchange for cash. The primary reason for the acquisition was to expand our presence in Western Washington and Western Oregon markets while offering Bank of the Pacific customers broader product offerings and technology tools, increased commercial lending limits, and an expanded branch network. The acquisition added $1.29 billion in assets, $1.14 billion in deposits and $756.9 million in net loans receivable, at fair value, to Banner as of the acquisition date.

The following table presents a summary of the consideration paid and the estimated fair values as of the acquisition date for each major class of assets acquired and liabilities assumed (in thousands):

	Pacific Financial Corporation
	September 1, 2026
Consideration to Pacific Financial equity holders:
Cash paid		$982
Fair value of common shares issued		185,864
Total consideration		186,846

Fair value of assets acquired:
Cash and cash equivalents	120,605
Securities	322,928
Federal Home Loan Bank stock	768
Loans receivable	756,921
Property and equipment	20,306
Core deposit intangible	28,632
Bank-owned life insurance	28,795
Deferred tax asset	534
Operating lease right-of-use assets	3,126
Other assets	9,537
Total assets acquired	1,292,152

Fair value of liabilities assumed:
Deposits	1,140,283
Junior subordinated debentures	11,400
Deferred compensation	2,547
Operating lease liabilities	3,206
Other liabilities	9,032
Total liabilities assumed	1,166,468

Net assets acquired		125,684

Goodwill		$61,162
The estimation of the fair value of the assets acquired and the liabilities assumed resulted in recognition of a Core Deposit Intangible (CDI) asset of $28.6 million and goodwill of $61.2 million. The CDI has been determined to have an estimated useful life of approximately ten years and will be amortized on an accelerated basis. Goodwill represents the excess of the consideration transferred over the fair value of the net assets acquired and reflects the expected benefits of the acquisition, including growth in the Company’s customer base, expanded presence in existing markets, and expected cost savings. Goodwill is not amortized but is evaluated for impairment at least annually, or more frequently if events or changes in circumstances indicate that it may be impaired. Goodwill is not deductible for income tax purposes because the acquisition was structured as a tax-free reorganization.
The fair values of the assets acquired and liabilities assumed are preliminary and subject to refinement for up to one year after the acquisition date as additional information about facts and circumstances that existed as of the acquisition date becomes available. Adjustments to the acquisition accounting, if any, would most likely relate to loans, property and equipment, or deferred taxes.

The Company adopted ASU 2025-08, effective July 1, 2026. Accordingly, the initial estimate of expected credit losses recognized in the allowance for credit losses (ACL) included both PCD loans and non-PCD loans classified as PSLs. The following table includes the principal balance and the fair value of the loans acquired from Pacific Financial (dollars in thousands):

	Principal Balance Acquired	Non-Credit Premium/ (Discount)	Credit (Discount) ACL	Fair Value of Net Loans
Purchased credit deteriorated loans	$14,420	$(962)	$(328)	$13,130
Purchased seasoned loans	758,097	(6,010)	(8,296)	743,791
Total	$772,517	$(6,972)	$(8,624)	$756,921
The financial results of the Company include the revenues and expenses produced by the acquired assets and assumed liabilities of Pacific Financial since September 1, 2026. The acquisition of Pacific Financial was determined not to be significant and the disclosure of Pacific Financial’s revenues and net income separately from the Company’s Consolidated Statements of Operations was considered impracticable to be reported due to systems integrations. In addition, the pro forma impact of the acquisition to the historical financial results was determined to not be significant.
Acquisition-related costs of $5.2 million and $5.4 million are included in merger and acquisition-related expenses in the accompanying consolidated statements of income for the three and nine months ended September 30, 2026, respectively.
Note 4: SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at September 30, 2026 and December 31, 2025 are summarized as follows (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$8,580	$5	$(461)	$8,124
Municipal bonds	185,473	—	(41,433)	144,040
Corporate bonds	138,795	2,647	(4,547)	136,895
Mortgage-backed or related securities	2,005,514	359	(310,521)	1,695,352
Asset-backed securities	199,909	187	(198)	199,898
	$2,538,271	$3,198	$(357,160)	$2,184,309

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$220	$1	$(1)	$220	$—
Municipal bonds	420,082	—	(93,949)	325,993	(140)
Corporate bonds	2,210	—	(1)	2,065	(144)
Mortgage-backed or related securities	496,686	—	(115,515)	381,171	—
	$919,198	$1	$(209,466)	$709,449	$(284)

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government and agency obligations	$6,454	$—	$(311)	$6,143
Municipal bonds	169,386	1,070	(26,999)	143,457
Corporate bonds	115,982	4,646	(2,839)	117,789
Mortgage-backed or related securities	1,827,227	2,313	(233,208)	1,596,332
Asset-backed securities	152,422	162	(44)	152,540
	$2,271,471	$8,191	$(263,401)	$2,016,261

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-Maturity:
U.S. Government and agency obligations	$262	$—	$(2)	$260	$—
Municipal bonds	430,571	34	(56,311)	374,149	(145)
Corporate bonds	2,544	—	—	2,398	(146)
Mortgage-backed or related securities	528,110	—	(90,249)	437,861	—
	$961,487	$34	$(146,562)	$814,668	$(291)

Accrued interest receivable on held-to-maturity debt securities was $3.4 million and $4.1 million at September 30, 2026, and December 31, 2025, and $10.9 million and $8.3 million on available-for-sale debt securities at September 30, 2026, and December 31, 2025, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Statements of Financial Condition and is excluded from the calculation of the allowance for credit losses.

At September 30, 2026, and December 31, 2025, gross unrealized losses and the fair value for securities available-for-sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	September 30, 2026
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$—	$—	$4,942	$(461)	$4,942	$(461)
Municipal bonds	60,933	(4,751)	83,107	(36,682)	144,040	(41,433)
Corporate bonds	70,736	(2,264)	28,446	(2,283)	99,182	(4,547)
Mortgage-backed or related securities	386,321	(10,630)	1,207,110	(299,891)	1,593,431	(310,521)
Asset-backed securities	53,905	(198)	—	—	53,905	(198)
	$571,895	$(17,843)	$1,323,605	$(339,317)	$1,895,500	$(357,160)

	December 31, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$—	$—	$6,143	$(311)	$6,143	$(311)
Municipal bonds	—	—	94,038	(26,999)	94,038	(26,999)
Corporate bonds	11,238	(31)	50,000	(2,808)	61,238	(2,839)
Mortgage-backed or related securities	50,803	(46)	1,395,325	(233,162)	1,446,128	(233,208)
Asset-backed securities	10,000	(44)	—	—	10,000	(44)
	$72,041	$(121)	$1,545,506	$(263,280)	$1,617,547	$(263,401)

At September 30, 2026, there were 229 securities—available-for-sale with unrealized losses, compared to 175 at December 31, 2025. Management does not believe that any remaining individual unrealized loss as of September 30, 2026, or December 31, 2025, resulted from credit loss.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. There were no securities—available-for-sale in a nonaccrual status at September 30, 2026, or December 31, 2025.

The following table presents gross gains and losses on sales of securities available-for-sale (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Available-for-Sale:
Gross Gains	$—	$—	$92	$—
Gross Losses	(2,102)	(1,208)	(3,436)	(1,211)
Balance, end of the period	$(2,102)	$(1,208)	$(3,344)	$(1,211)

The following table presents the amortized cost and estimated fair value of securities at September 30, 2026, by contractual maturity and does not reflect any required periodic payments (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	September 30, 2026
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$5,750	$5,646	$1,591	$1,438
Maturing after one year through five years	158,765	141,566	9,493	9,130
Maturing after five years through ten years	343,145	322,661	44,349	40,043
Maturing after ten years	2,030,611	1,714,436	863,765	658,838
	$2,538,271	$2,184,309	$919,198	$709,449

The following table presents, as of September 30, 2026, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	September 30, 2026
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$347,753	$372,833	$290,235
Interest rate swap counterparties	937	937	748
Repurchase transaction accounts	193,908	193,908	147,211
Other	184,707	216,350	165,126
Total pledged securities	$727,305	$784,028	$603,320

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit ratings, which are reviewed and updated quarterly. The Company’s non-rated held-to-maturity debt securities are primarily United States government sponsored enterprise debentures carrying minimal to no credit risk. The non-rated corporate bonds primarily consist of Community Reinvestment Act related bonds secured by loan instruments from low to moderate income borrowers. The remaining non-rated held-to-maturity debt securities balance is comprised of local municipal debt from within the Company’s geographic footprint and is monitored through quarterly or annual financial review. This municipal debt is predominately essential service or unlimited general obligation backed debt. The following tables summarize the amortized cost of held-to-maturity debt securities by credit rating at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$412,691	$500	$15,776	$428,967
Not Rated	220	7,391	1,710	480,910	490,231
	$220	$420,082	$2,210	$496,686	$919,198

	December 31, 2025
	U.S. Government and agency obligations	Municipal bonds	Corporate bonds	Mortgage-backed or related securities	Total
AAA/AA/A	$—	$422,275	$500	$15,969	$438,744
Not Rated	262	8,296	2,044	512,141	522,743
	$262	$430,571	$2,544	$528,110	$961,487

Note 5: LOANS RECEIVABLE AND THE ALLOWANCE FOR CREDIT LOSSES - LOANS

The following table presents the loans receivable at September 30, 2026 and December 31, 2025 by class (dollars in thousands).

	September 30, 2026		December 31, 2025
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,330,460	10%	$1,138,298	10%
Investment properties	1,804,740	14	1,701,413	15
Small balance CRE	1,471,499	11	1,212,357	10
Multifamily real estate	913,324	7	850,789	7
Construction, land and land development:
Commercial construction	220,048	2	156,021	1
Multifamily construction	520,521	4	514,330	5
One- to four-family construction	645,694	5	607,447	5
Land and land development	416,397	3	433,678	4
Commercial business:
Commercial business	1,358,990	10	1,225,108	11
Small business scored	1,374,527	11	1,187,360	10
Agricultural business, including secured by farmland	389,220	3	353,152	3
One- to four-family residential	1,620,111	13	1,573,191	13
Consumer:
Consumer—home equity revolving lines of credit	802,440	6	679,489	5
Consumer—other	127,370	1	89,054	1
Total loans	12,995,341	100%	11,721,687	100%
Less allowance for credit losses – loans	(171,563)		(160,276)
Net loans	$12,823,778		$11,561,411

Loan amounts are net of unearned loan fees in excess of unamortized costs of $18.4 million as of September 30, 2026, and $16.5 million as of December 31, 2025. Net loans include net discounts on acquired loans of $8.5 million and $2.4 million as of September 30, 2026, and December 31, 2025, respectively. Net loans does not include accrued interest receivable. Accrued interest receivable on loans was $58.0 million as of September 30, 2026, and $48.2 million as of December 31, 2025, and was reported in accrued interest receivable on the Consolidated Statements of Financial Condition.

The Company had pledged $8.2 billion of loans as collateral for FHLB and other borrowings at both September 30, 2026, and December 31, 2025.

Troubled Loan Modifications. Occasionally, the Company offers modifications of loans to borrowers experiencing financial difficulty by providing principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, or any combination of these modifications. The following table presents the amortized cost basis and financial effect of loans at September 30, 2026 and September 30, 2025, that were both experiencing financial difficulty and modified during the nine months ended September 30, 2026 and September 30, 2025, respectively (in thousands).

	September 30, 2026
	Payment Delay	Term Extension	Total
One- to four-family construction	$1,199	—	1,199
Land and land development	—	2,777	2,777
Total	$1,199	$2,777	$3,976

	September 30, 2025
	Term Extension	Total
Multifamily construction	$7,499	$7,499
One- to four-family construction	2,691	2,691
Agricultural business, including secured by farmland	5,966	5,966
Total	$16,156	$16,156

The Company had committed to lend $20,000 of additional amounts to the borrowers included in the previous tables as of September 30, 2026, compared to commitments of $2.5 million at September 30, 2025. The Company closely monitors the performance of loans modified for borrowers experiencing financial difficulty to assess the effectiveness of its modification efforts.

We had no loans that had been modified in the previous 12 months that were past due or on nonaccrual status at September 30, 2026. The following table presents the performance at September 30, 2025 of loans that had been modified in the previous 12 months (in thousands):

	September 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial business	$—	$—	$—	$1,460	$1,460
Total	$—	$—	$—	$1,460	$1,460

Loans are considered to be in payment default when they are 90 days or more past due. There were no loans that, within twelve months of the modification date, experienced a subsequent default during the nine months ended September 30, 2026. The following tables present the amortized cost basis of modified loans that, within twelve months of the modification date, experienced a subsequent default during the nine months ended September 30, 2025:

	September 30, 2025
	Term Extension	Total
Commercial business	$1,460	$1,460
Total	$1,460	$1,460

The following table presents the financial effect of the loan modifications presented above for borrowers experiencing financial difficulty for the nine months ended September 30, 2026 and September 30, 2025:

	Nine Months Ended September 30, 2026
	Weighted Average Payment Delay Period (in months)	Weighted-Average Term Extension (in months)
One- to four-family construction	4	n/a
Land and land development	n/a	9

Nine Months Ended September 30, 2025
Weighted-Average Term Extension (in months)
Multifamily construction	12
One- to four-family construction	21
Agricultural business, including secured by farmland	12

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

The following tables present the Company’s portfolio of risk-rated loans by class and by grade as of September 30, 2026 and December 31, 2025 (in thousands). In addition, the tables include the gross charge-offs for the nine months ended September 30, 2026 and for the year ended December 31, 2025. Revolving loans that are converted to term loans are treated as new originations in the tables below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	September 30, 2026
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2026	2025	2024	2023	2022	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$295,536	$191,294	$176,236	$123,113	$127,685	$318,629	$51,678	$1,284,171
Special Mention	—	5,359	—	62	—	—	—	5,421
Substandard	22,851	—	—	—	5,870	12,147	—	40,868
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$318,387	$196,653	$176,236	$123,175	$133,555	$330,776	$51,678	$1,330,460

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - investment properties
Risk Rating
Pass	$298,008	$282,493	$93,478	$124,676	$193,146	$728,344	$68,281	$1,788,426
Special Mention	—	—	—	—	—	9,612	—	9,612
Substandard	—	—	—	4,191	—	2,511	—	6,702
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$298,008	$282,493	$93,478	$128,867	$193,146	$740,467	$68,281	$1,804,740

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily real estate
Risk Rating
Pass	$88,718	$64,955	$85,692	$97,631	$194,100	$370,335	$1,656	$903,087
Special Mention	—	—	—	—	—	8,090	—	8,090
Substandard	—	167	—	—	—	1,980	—	2,147
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$88,718	$65,122	$85,692	$97,631	$194,100	$380,405	$1,656	$913,324

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	September 30, 2026
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2026	2025	2024	2023	2022	Prior

Commercial construction
Risk Rating
Pass	$65,616	$71,630	$39,029	$20,405	$22,636	$—	$—	$219,316
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	732	—	732
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$65,616	$71,630	$39,029	$20,405	$22,636	$732	$—	$220,048

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily construction
Risk Rating
Pass	$151,000	$210,810	$77,802	$62,252	$8,158	$—	$2,211	$512,233
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	8,288	—	—	—	—	—	8,288
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$151,000	$219,098	$77,802	$62,252	$8,158	$—	$2,211	$520,521

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

One- to four- family construction
Risk Rating
Pass	$452,219	$140,918	$22,702	$—	$—	$—	$26,461	$642,300
Special Mention	—	—	—	—	—	—	—	—
Substandard	1,199	1,457	—	738	—	—	—	3,394
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$453,418	$142,375	$22,702	$738	$—	$—	$26,461	$645,694

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	September 30, 2026
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2026	2025	2024	2023	2022	Prior

Land and land development
Risk Rating
Pass	$169,055	$128,149	$32,550	$22,874	$20,542	$30,948	$6,204	$410,322
Special Mention	—	—	—	—	—	—	84	84
Substandard	2,869	—	631	501	1,212	778	—	5,991
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$171,924	$128,149	$33,181	$23,375	$21,754	$31,726	$6,288	$416,397

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial business
Risk Rating
Pass	$145,849	$202,138	$65,490	$64,783	$108,096	$283,255	$433,851	$1,303,462
Special Mention	3,497	506	116	42	310	—	4,554	9,025
Substandard	—	9,151	424	2,448	892	3,042	30,546	46,503
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$149,346	$211,795	$66,030	$67,273	$109,298	$286,297	$468,951	$1,358,990

Current period gross charge-offs	$—	$—	$—	$5	$6	$6	$554	$571

Agricultural business, including secured by farmland
Risk Rating
Pass	$23,905	$27,449	$14,583	$36,832	$26,592	$81,016	$145,807	$356,184
Special Mention	319	422	—	—	414	600	50	1,805
Substandard	—	49	—	1,949	7,571	11,381	10,281	31,231
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business, including secured by farmland	$24,224	$27,920	$14,583	$38,781	$34,577	$92,997	$156,138	$389,220

Current period gross charge-offs	$—	$—	$—	$4	$—	$—	$—	$4

	December 31, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior

Commercial real estate - owner occupied
Risk Rating
Pass	$199,049	$205,626	$171,690	$105,779	$135,162	$226,813	$61,016	$1,105,135
Special Mention	—	558	—	9,603	—	2,806	—	12,967
Substandard	—	—	288	8,534	—	11,374	—	20,196
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$199,049	$206,184	$171,978	$123,916	$135,162	$240,993	$61,016	$1,138,298

Gross charge-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - investment properties
Risk Rating
Pass	$296,157	$106,127	$131,328	$209,997	$241,372	$642,420	$63,376	$1,690,777
Special Mention	—	—	—	—	—	6,652	—	6,652
Substandard	—	—	—	—	—	3,984	—	3,984
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial real estate - investment properties	$296,157	$106,127	$131,328	$209,997	$241,372	$653,056	$63,376	$1,701,413

Gross charge-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily real estate
Risk Rating
Pass	$44,775	$89,961	$89,370	$233,563	$168,171	$221,236	$1,671	$848,747
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,042	—	2,042
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily real estate	$44,775	$89,961	$89,370	$233,563	$168,171	$223,278	$1,671	$850,789

Gross charge-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior

Commercial construction
Risk Rating
Pass	$61,803	$36,567	$35,243	$21,666	$—	$—	$—	$155,279
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	742	—	—	742
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial construction	$61,803	$36,567	$35,243	$21,666	$742	$—	$—	$156,021

Gross charge-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily construction
Risk Rating
Pass	$190,491	$180,871	$109,466	$—	$—	$—	$9,126	$489,954
Special Mention	5,100	—	—	—	—	—	—	5,100
Substandard	19,276	—	—	—	—	—	—	19,276
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multifamily construction	$214,867	$180,871	$109,466	$—	$—	$—	$9,126	$514,330

Gross charge-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—

One- to four- family construction
Risk Rating
Pass	$494,781	$82,237	$—	$—	$—	$—	$22,919	$599,937
Special Mention	2,381	—	—	—	—	—	—	2,381
Substandard	4,391	—	738	—	—	—	—	5,129
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One- to four- family construction	$501,553	$82,237	$738	$—	$—	$—	$22,919	$607,447

Gross charge-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior

Land and land development
Risk Rating
Pass	$223,638	$104,496	$31,388	$23,470	$18,588	$16,033	$7,156	$424,769
Special Mention	4,472	—	—	—	—	—	—	4,472
Substandard	638	468	1,338	1,286	99	608	—	4,437
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Land and land development	$228,748	$104,964	$32,726	$24,756	$18,687	$16,641	$7,156	$433,678

Gross charge-offs for the year ended December 31, 2025	$218	$—	$—	$—	$—	$—	$—	$218

Commercial business
Risk Rating
Pass	$206,830	$114,469	$82,152	$126,537	$68,700	$252,020	$290,225	$1,140,933
Special Mention	—	—	—	213	—	—	44,672	44,885
Substandard	17,131	2,648	2,498	1,264	901	3,357	11,491	39,290
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial business	$223,961	$117,117	$84,650	$128,014	$69,601	$255,377	$346,388	$1,225,108

Gross charge-offs for the year ended December 31, 2025	$—	$1,941	$908	$—	$18	$164	$567	$3,598

Agricultural business, including secured by farmland
Risk Rating
Pass	$17,455	$12,989	$34,593	$20,096	$21,745	$58,558	$142,528	$307,964
Special Mention	388	—	—	648	—	3,289	319	4,644
Substandard	6,289	74	4,445	8,424	1,560	11,565	8,187	40,544
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Agricultural business, including secured by farmland	$24,132	$13,063	$39,038	$29,168	$23,305	$73,412	$151,034	$353,152

Gross charge-offs for the year ended December 31, 2025	$—	$—	$730	$361	$—	$1,325	$—	$2,416

The following tables present the Company’s portfolio of non-risk-rated loans by class and delinquency status as of September 30, 2026 and December 31, 2025 (in thousands). In addition, the tables include the gross charge-offs for the nine months ended September 30, 2026 and for the year ended December 31, 2025. Revolving loans that are converted to term loans are treated as new originations in the tables below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	September 30, 2026
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2026	2025	2024	2023	2022	Prior

Small balance CRE
Past Due Category
Current	$133,805	$136,806	$113,521	$118,167	$221,847	$744,153	$—	$1,468,299
30-59 Days Past Due	—	—	—	—	—	69	—	69
60-89 Days Past Due	1,153	—	—	—	—	—	—	1,153
90 Days + Past Due	—	—	575	57	879	467	—	1,978
Total Small balance CRE	$134,958	$136,806	$114,096	$118,224	$222,726	$744,689	$—	$1,471,499

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Small business scored
Past Due Category
Current	$311,418	$207,128	$165,852	$125,963	$178,236	$240,169	$137,379	$1,366,145
30-59 Days Past Due	387	205	166	979	272	802	379	3,190
60-89 Days Past Due	—	372	1,172	351	694	—	69	2,658
90 Days + Past Due	—	281	137	1,043	794	279	—	2,534
Total Small business scored	$311,805	$207,986	$167,327	$128,336	$179,996	$241,250	$137,827	$1,374,527

Current period gross charge-offs	$54	$44	$124	$494	$189	$180	$—	$1,085

One- to four- family residential
Past Due Category
Current	$124,175	$95,522	$177,407	$273,581	$483,099	$436,197	$—	$1,589,981
30-59 Days Past Due	—	—	—	—	—	311	—	311
60-89 Days Past Due	—	617	1,985	555	1,056	253	—	4,466
90 Days + Past Due	75	2,969	4,200	3,536	6,187	8,386	—	25,353
Total One- to four- family residential	$124,250	$99,108	$183,592	$277,672	$490,342	$445,147	$—	$1,620,111

Current period gross charge-offs	$—	$—	$189	$18	$—	$—	$—	$207

	September 30, 2026
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2026	2025	2024	2023	2022	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$3,484	$1,014	$1,554	$3,093	$5,929	$12,148	$768,486	$795,708
30-59 Days Past Due	—	231	—	197	1,696	1,006	923	4,053
60-89 Days Past Due	—	—	95	7	393	101	24	620
90 Days + Past Due	—	—	248	262	426	1,123	—	2,059
Total Consumer—home equity revolving lines of credit	$3,484	$1,245	$1,897	$3,559	$8,444	$14,378	$769,433	$802,440

Current period gross charge-offs	$—	$—	$—	$—	$—	$45	$—	$45

Consumer-other
Past Due Category
Current	$12,635	$14,327	$11,240	$8,935	$25,160	$30,539	$24,089	$126,925
30-59 Days Past Due	—	—	6	—	—	94	136	236
60-89 Days Past Due	5	5	—	—	4	53	101	168
90 Days + Past Due	—	19	—	—	—	22	—	41
Total Consumer-other	$12,640	$14,351	$11,246	$8,935	$25,164	$30,708	$24,326	$127,370

Current period gross charge-offs	$7	$68	$41	$161	$93	$273	$723	$1,366

	December 31, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior

Small balance CRE
Past Due Category
Current	$103,382	$72,801	$85,106	$198,097	$206,554	$543,983	$—	$1,209,923
30-59 Days Past Due	—	—	—	1,283	—	113	—	1,396
60-89 Days Past Due	—	—	—	—	—	513	—	513
90 Days + Past Due	—	—	66	—	459	—	—	525
Total Small balance CRE	$103,382	$72,801	$85,172	$199,380	$207,013	$544,609	$—	$1,212,357

Gross charge-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—

Small business scored
Past Due Category
Current	$228,509	$185,753	$146,606	$201,580	$125,471	$152,648	$140,156	$1,180,723
30-59 Days Past Due	53	122	122	2,394	195	1,403	167	4,456
60-89 Days Past Due	131	—	135	353	6	—	152	777
90 Days + Past Due	—	—	532	239	226	407	—	1,404
Total Small business scored	$228,693	$185,875	$147,395	$204,566	$125,898	$154,458	$140,475	$1,187,360

Gross charge-offs for the year ended December 31, 2025	$75	$181	$862	$623	$149	$60	$—	$1,950

One- to four- family residential
Past Due Category
Current	$111,613	$193,605	$281,207	$496,857	$225,148	$230,488	$—	$1,538,918
30-59 Days Past Due	—	1,695	3,034	2,228	1,325	1,433	—	9,715
60-89 Days Past Due	—	1,911	—	1,315	453	1,455	—	5,134
90 Days + Past Due	357	4,170	3,079	5,022	4,421	2,375	—	19,424
Total One- to four- family residential	$111,970	$201,381	$287,320	$505,422	$231,347	$235,751	$—	$1,573,191

Gross charge-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$13	$—	$13

	December 31, 2025
	Term Loans by Year of Origination						Revolving Loans	Total Loans
By class:	2025	2024	2023	2022	2021	Prior

Consumer—home equity revolving lines of credit
Past Due Category
Current	$3,526	$2,138	$2,781	$6,796	$2,719	$8,126	$646,536	$672,622
30-59 Days Past Due	—	—	360	908	536	160	1,853	3,817
60-89 Days Past Due	—	—	208	345	—	300	—	853
90 Days + Past Due	—	100	669	345	—	1,083	—	2,197
Total Consumer—home equity revolving lines of credit	$3,526	$2,238	$4,018	$8,394	$3,255	$9,669	$648,389	$679,489

Gross charge-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—

Consumer-other
Past Due Category
Current	$11,532	$5,810	$3,783	$20,899	$6,145	$19,294	$21,054	$88,517
30-59 Days Past Due	—	6	45	31	—	94	151	327
60-89 Days Past Due	—	11	10	—	10	17	77	125
90 Days + Past Due	—	—	—	51	—	34	—	85
Total Consumer-other	$11,532	$5,827	$3,838	$20,981	$6,155	$19,439	$21,282	$89,054

Gross charge-offs for the year ended December 31, 2025	$21	$18	$57	$89	$50	$189	$1,195	$1,619

The following tables provide the amortized cost basis of collateral-dependent loans as of September 30, 2026 and December 31, 2025 (in thousands). One- to four-family residential real estate collateral comprised approximately 49% of the Company’s collateral-dependent loan population at September 30, 2026. These loans are secured by properties located in multiple geographic markets, predominantly within Washington state, with remaining balances distributed across Oregon and California. Given the geographic dispersion of the underlying collateral and the relatively limited size of the collateral-dependent loan portfolio in relation to total loans, management does not believe this exposure constitutes a significant concentration of credit risk.

	September 30, 2026
	Real Estate	Equipment	Inventory	Total
Commercial real estate:
Owner-occupied	$1,875	$71	$264	$2,210
Small balance CRE	1,921	—	—	1,921
Construction, land and land development:
Multifamily construction	8,288	—	—	8,288
One- to four-family construction	738	—	—	738
Commercial business
Small business scored	243	—	—	243
Agricultural business, including secured by farmland	2,760	—	—	2,760
One- to four-family residential	15,995	—	—	15,995
Consumer:
Consumer—home equity revolving lines of credit	231	—	—	231
Total	$32,051	$71	$264	$32,386

	December 31, 2025
	Real Estate	Equipment	Inventory	Total
Commercial real estate:
Small balance CRE	$460	$—	$—	$460
Construction, land and land development:
One- to four-family construction	2,006	—	—	2,006
Land and land development	1,970	—	—	1,970
Commercial business
Commercial business	715	—	1,460	2,175
Small business scored	239	—	—	239
Agricultural business, including secured by farmland	3,064	1,491	—	4,555
One- to four-family residential	12,466	—	—	12,466
Consumer:
Consumer—home equity revolving lines of credit	252	—	—	252
Total	$21,172	$1,491	$1,460	$24,123

The following tables provide additional detail on the age analysis of the Company’s past due loans as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$1,235	$2,211	$3,446	$1,327,014	$1,330,460	$2,211	$2,211	$—
Investment properties	—	—	—	—	1,804,740	1,804,740	—	—	—
Small balance CRE	69	1,153	1,978	3,200	1,468,299	1,471,499	3,073	3,165	—
Multifamily real estate	—	—	167	167	913,157	913,324	—	167	—
Construction, land and land development:
Commercial construction	—	—	—	—	220,048	220,048	—	—	—
Multifamily construction	—	—	8,287	8,287	512,234	520,521	8,288	8,288	—
One- to four-family construction	907	—	738	1,645	644,049	645,694	738	738	—
Land and land development	—	755	2,051	2,806	413,591	416,397	—	3,174	—
Commercial business:
Commercial business	7,366	—	552	7,918	1,351,072	1,358,990	1	1,038	—
Small business scored	3,190	2,658	2,534	8,382	1,366,145	1,374,527	243	4,191	—
Agricultural business, including secured by farmland	—	23	104	127	389,093	389,220	—	3,021	—
One- to four-family residential	311	4,466	25,353	30,130	1,589,981	1,620,111	11,856	25,624	2,491
Consumer:
Consumer—home equity revolving lines of credit	4,053	620	2,059	6,732	795,708	802,440	227	4,749	199
Consumer—other	236	168	41	445	126,925	127,370	—	41	—
Total	$16,132	$11,078	$46,075	$73,285	$12,922,056	$12,995,341	$26,637	$56,407	$2,690

(1)     The Company did not recognize any interest income on non-accrual loans during the nine months ended September 30, 2026.

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non-accrual with no Allowance	Total Non-accrual (1)	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$260	$—	$—	$260	$1,138,038	$1,138,298	$—	$—	$—
Investment properties	—	—	—	—	1,701,413	1,701,413	—	—	—
Small balance CRE	1,396	513	525	2,434	1,209,923	1,212,357	459	525	—
Multifamily real estate	—	—	—	—	850,789	850,789	—	—	—
Construction, land and land development:
Commercial construction	—	—	—	—	156,021	156,021	—	—	—
Multifamily construction	—	—	—	—	514,330	514,330	—	—	—
One- to four-family construction	289	—	2,007	2,296	605,151	607,447	738	738	1,268
Land and land development	623	517	3,298	4,438	429,240	433,678	1,970	4,437	—
Commercial business:
Commercial business	992	—	2,813	3,805	1,221,303	1,225,108	716	3,390	—
Small business scored	4,456	777	1,404	6,637	1,180,723	1,187,360	239	3,361	—
Agricultural business, including secured by farmland	—	—	1,546	1,546	351,606	353,152	1,490	4,609	—
One-to four-family residential	9,715	5,134	19,424	34,273	1,538,918	1,573,191	10,272	19,855	2,698
Consumer:
Consumer—home equity revolving lines of credit	3,817	853	2,197	6,867	672,622	679,489	252	4,559	114
Consumer—other	327	125	85	537	88,517	89,054	—	51	34
Total	$21,875	$7,919	$33,299	$63,093	$11,658,594	$11,721,687	$16,136	$41,525	$4,114

(1)     The Company did not recognize any interest income on non-accrual loans during the year ended December 31, 2025.

The following tables provide the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the Three Months Ended September 30, 2026
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$42,167	$9,859	$32,124	$41,114	$5,859	$19,478	$11,248	$161,849
Initial allowance on purchased seasoned loans at acquisition	3,494	754	535	628	607	843	1,435	8,296
Initial allowance on loans purchased with credit deterioration at acquisition	85	—	6	81	121	12	23	328
Provision/(recapture) for credit losses	358	(70)	566	946	(69)	(777)	840	1,794
Recoveries	10	—	—	433	5	12	68	528
Charge-offs	—	—	—	(500)	—	(207)	(525)	(1,232)
Ending balance	$46,114	$10,543	$33,231	$42,702	$6,523	$19,361	$13,089	$171,563

	For the Nine Months Ended September 30, 2026
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$41,599	$9,805	$35,508	$37,785	$5,567	$19,552	$10,460	$160,276
Initial allowance on purchased seasoned loans at acquisition	3,494	754	535	628	607	843	1,435	8,296
Initial allowance on loans purchased with credit deterioration at acquisition	85	—	6	81	121	12	23	328
Provision/(recapture) for credit losses	903	(16)	(2,827)	5,179	10	(876)	2,311	4,684
Recoveries	33	—	9	685	222	37	271	1,257
Charge-offs	—	—	—	(1,656)	(4)	(207)	(1,411)	(3,278)
Ending balance	$46,114	$10,543	$33,231	$42,702	$6,523	$19,361	$13,089	$171,563

	For the Three Months Ended September 30, 2025
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$41,036	$9,918	$34,124	$38,591	$6,216	$20,917	$9,699	$160,501
Provision/(recapture) for credit losses	119	(17)	513	(526)	1,007	(445)	733	1,384
Recoveries	36	—	725	99	99	13	78	1,050
Charge-offs	—	—	(218)	(518)	(2,054)	—	(438)	(3,228)
Ending balance	$41,191	$9,901	$35,144	$37,646	$5,268	$20,485	$10,072	$159,707

	For the Nine Months Ended September 30, 2025
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$40,830	$10,308	$29,038	$38,611	$5,727	$20,807	$10,200	$155,521
Provision/(recapture) for credit losses	215	(407)	5,599	2,729	1,847	(568)	719	10,134
Recoveries	146	—	725	1,017	110	259	365	2,622
Charge-offs	—	—	(218)	(4,711)	(2,416)	(13)	(1,212)	(8,570)
Ending balance	$41,191	$9,901	$35,144	$37,646	$5,268	$20,485	$10,072	$159,707

Note 6: GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At September 30, 2026, intangible assets are comprised of goodwill and core deposit intangibles (CDI) acquired in business combinations. Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed at least annually for impairment. The Company has identified one reporting unit for the purpose of evaluating goodwill for impairment. The Company completed an assessment of qualitative factors as of December 31, 2025 and concluded that no further analysis was required as it was more likely than not that the fair value of the reporting unit exceeded the carrying value. CDI represents the value of transaction-related deposits and the value of the client relationships associated with the deposits. The Company amortizes CDI assets over their estimated useful lives and reviews them at least annually for events or circumstances that could impair their value.

At September 1, 2026, the Company recorded $61.2 million in goodwill and $28.6 million in CDI assets related to the acquisition of Pacific Financial. Additional information on the acquisition and purchase price allocations is provided in Note 3 - Business Combinations.

The following table summarizes the changes in the Company’s goodwill and other intangibles for the year ended December 31, 2025 and the nine months ended September 30, 2026 (in thousands):

	Goodwill	CDI	Total
Balance, December 31, 2024	$373,121	$3,058	$376,179
Amortization	—	(1,567)	(1,567)
Balance, December 31, 2025	373,121	1,491	374,612
Amortization	—	(1,175)	(1,175)
Additions through acquisition(1)	61,162	28,632	89,794
Balance, September 30, 2026	$434,283	$28,948	$463,231
(1)     The additions to Goodwill and CDI in 2026 relate to the acquisition of Pacific Financial.

The following table presents the estimated amortization expense with respect to CDI as of September 30, 2026, for the periods indicated (in thousands):

Estimated Amortization
Remainder of 2026	$1,598
2027	5,656
2028	4,787
2029	4,129
2030	3,526
Thereafter	9,252
$28,948

Mortgage Servicing Rights:  Mortgage and Small Business Administration (SBA) servicing rights are reported in other assets.  SBA servicing rights are initially recorded and carried at fair value. Mortgage servicing rights are initially recognized at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  The unpaid principal balance of loans for which mortgage and SBA servicing rights have been recognized totaled $2.73 billion and $2.77 billion at September 30, 2026, and December 31, 2025, respectively.  Custodial accounts maintained in connection with this servicing totaled $31.9 million and $13.1 million at September 30, 2026, and December 31, 2025, respectively.

An analysis of the mortgage and SBA servicing rights for the three and nine months ended September 30, 2026 and 2025 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of the period	$12,394	$13,265	$12,602	$13,487
Additions—amounts capitalized	662	550	2,209	1,793
Additions—through purchase	—	—	—	2
Amortization (1)	(811)	(815)	(2,540)	(2,451)
Fair value adjustments (2)	(62)	84	(88)	253
Balance, end of the period	$12,183	$13,084	$12,183	$13,084

(1)    Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income within mortgage banking operations and any unamortized balance is fully amortized if the loan repays in full.
(2)    Fair value adjustments relate to SBA servicing rights. These adjustments are estimated based on an independent dealer analysis by discounting estimated net future cash flows from servicing SBA loans

Note 7: DEPOSITS

Deposits consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Non-interest-bearing accounts	$4,970,392	$4,489,839
Interest-bearing checking	3,088,085	2,609,080
Regular savings accounts	4,099,252	3,723,922
Money market accounts	1,620,582	1,388,001
Total interest-bearing transaction and savings accounts	8,807,919	7,721,003
Certificates of deposit:
Certificates of deposit greater than or equal to $250,000	583,116	528,102
Certificates of deposit less than $250,000	1,032,042	1,004,202
Total certificates of deposit	1,615,158	1,532,304
Total deposits	$15,393,469	$13,743,146
Included in total deposits:
Public fund transaction and savings accounts	$543,139	$373,529
Public fund interest-bearing certificates	48,995	34,431
Total public deposits	$592,134	$407,960
Total brokered certificates of deposit	$—	$50,002

Scheduled maturities and weighted average interest rates of certificates of deposit at September 30, 2026, are as follows (dollars in thousands):

	September 30, 2026
	Amount	Weighted Average Rate
Maturing in one year or less	$1,574,651	3.12%
Maturing after one year through two years	27,913	2.10
Maturing after two years through three years	7,519	0.83
Maturing after three years through four years	2,079	0.59
Maturing after four years through five years	2,608	0.61
Maturing after five years	388	0.54
Total certificates of deposit	$1,615,158	3.09%

Note 8: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2026 and December 31, 2025, whether or not recognized or recorded in the Consolidated Statements of Financial Condition (dollars in thousands):

		September 30, 2026		December 31, 2025
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$558,105	$558,105	$422,640	$422,640
Securities—available-for-sale	2	2,155,555	2,155,555	1,985,990	1,985,990
Securities—available-for-sale	3	28,754	28,754	30,271	30,271
Securities—held-to-maturity	2	914,185	704,750	955,459	808,965
Securities—held-to-maturity	3	4,729	4,699	5,737	5,703
Loans held for sale	2	32,698	32,727	42,902	43,062
Loans receivable, net	3	12,823,778	12,745,631	11,561,411	11,497,137
Equity securities	1	831	831	406	406
FHLB stock	3	10,000	10,000	16,476	16,476
Bank-owned life insurance	1	355,332	355,332	319,347	319,347
Mortgage servicing rights	3	11,167	40,155	11,498	34,862
SBA servicing rights	3	1,016	1,016	1,104	1,104
Investments in limited partnerships	3	17,054	17,054	15,566	15,566
Derivatives:
Interest rate swaps	2	12,952	12,952	9,978	9,978
Interest rate lock and forward sales commitments	2,3	1,052	1,052	333	333
Liabilities:
Demand, interest checking and money market accounts	2	9,679,059	9,679,059	8,486,920	8,486,920
Regular savings	2	4,099,252	4,099,252	3,723,922	3,723,922
Certificates of deposit	2	1,615,158	1,615,548	1,532,304	1,527,803
FHLB advances	2	—	—	150,000	150,000
Other borrowings	2	105,248	105,248	107,715	107,715
Junior subordinated debentures	3	87,122	87,122	79,151	79,151
Derivatives:
Interest rate swaps	2	26,484	26,484	19,207	19,207
Interest rate lock and forward sales commitments	2,3	703	703	151	151
Risk participation agreement	2	17	17	5	5

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency obligations	$—	$8,124	$—	$8,124
Municipal bonds	—	144,040	—	144,040
Corporate bonds	—	108,141	28,754	136,895
Mortgage-backed or related securities	—	1,695,352	—	1,695,352
Asset-backed securities	—	199,898	—	199,898
	—	2,155,555	28,754	2,184,309

Loans held for sale(1)	—	21,028	—	21,028
Equity securities	831	—	—	831
SBA servicing rights	—	—	1,016	1,016
Investment in limited partnerships	—	—	15,160	15,160

Derivatives
Interest rate swaps	—	12,952	—	12,952
Interest rate lock and forward sales commitments	—	993	59	1,052
	$831	$2,190,528	$44,989	$2,236,348
Liabilities:
Junior subordinated debentures	$—	$—	$87,122	$87,122
Derivatives
Interest rate swaps	—	26,484	—	26,484
Interest rate lock and forward sales commitments	—	—	703	703
Risk participation agreement	—	17	—	17
	$—	$26,501	$87,825	$114,326

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency obligations	$—	$6,143	$—	$6,143
Municipal bonds	—	143,457	—	143,457
Corporate bonds	—	87,518	30,271	117,789
Mortgage-backed or related securities	—	1,596,332	—	1,596,332
Asset-backed securities	—	152,540	—	152,540
	—	1,985,990	30,271	2,016,261

Loans held for sale(1)	—	34,586	—	34,586
Equity securities	406	—	—	406
SBA servicing rights	—	—	1,104	1,104
Investment in limited partnerships	—	—	14,545	14,545

Derivatives
Interest rate swaps	—	9,978	—	9,978
Interest rate lock and forward sales commitments	—	—	333	333
	$406	$2,030,554	$46,253	$2,077,213
Liabilities:
Junior subordinated debentures	$—	$—	$79,151	$79,151
Derivatives
Interest rate swaps	—	19,207	—	19,207
Interest rate lock and forward sales commitments	—	83	68	151
Risk participation agreement	—	5	—	5
	$—	$19,295	$79,219	$98,514

(1)    The unpaid principal balance of residential mortgage loans held for sale carried at fair value on a recurring basis was $20.9 million and $33.6 million at September 30, 2026 and December 31, 2025, respectively.

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

Limitations: The fair value estimates presented are based on information available to Management as of September 30, 2026, and December 31, 2025.  The factors used in these estimates are subject to change after the measurement date, therefore, current fair value estimates may differ materially from the amounts presented.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation techniques, unobservable inputs, and quantitative and qualitative information about the unobservable inputs used in the fair value measurements of the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and non-recurring basis at September 30, 2026 and December 31, 2025:

			Weighted Average Rate or Range
Financial Instruments	Valuation Technique	Unobservable Inputs	September 30, 2026	December 31, 2025
Corporate bonds (TPS)	Discounted cash flows	Discount rate	8.09%	6.91%
Junior subordinated debentures	Discounted cash flows	Discount rate	8.09%	6.91%
Loans individually evaluated	Collateral valuations	Discount to appraised value	8.75% to 10.00%	0% to 8.75%
Interest rate lock commitments	Pricing model	Pull-through rate	90.15%	88.86%
SBA servicing rights	Discounted cash flows	Constant prepayment rate	18.26%	18.14%

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

Junior subordinated debentures: Similar to the TPS discussed above, Management believes that the credit-risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner’s credit risk profile. Management attributes the change in fair value of the junior subordinated debentures compared to their par value primarily to general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk-adjusted spread relative to the spread currently used to estimate the fair value of the Company’s junior subordinated debentures at fair value as of September 30, 2026, or the passage of time, will result in negative fair value adjustments. At September 30, 2026, the discount rate utilized was based on a credit spread of 401 basis points and three-month SOFR of 408 basis points.

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

The following tables provide a reconciliation of the assets and liabilities measured for which fair value is measured using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30, 2026
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$30,361	$79,652	$212	$14,625	$1,078
Net change recognized in earnings	95	—	(856)	160	(62)
Net change recognized in accumulated other comprehensive income (AOCI)	(1,702)	(3,930)	—	—	—
Purchases, issuances and settlements, including acquisitions	—	11,400	—	375	—
Ending balance at September 30, 2026	$28,754	$87,122	$(644)	$15,160	$1,016

	Nine Months Ended September 30, 2026
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$30,271	$79,151	$265	$14,545	$1,104
Net change recognized in earnings	273	—	(909)	(50)	(88)
Net change recognized in AOCI	(1,790)	(3,429)	—	—	—
Purchases, issuances and settlements, including acquisitions	—	11,400	—	665	—
Ending balance at September 30, 2026	$28,754	$87,122	$(644)	$15,160	$1,016

	Three Months Ended September 30, 2025
	Level 3 Fair Value Inputs
	TPS	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$27,944	$73,366	$491	$15,560	$1,038
Net change recognized in earnings	81	—	(234)	225	84
Net change recognized in AOCI	1,046	2,885	—	—	—
Purchases, issuances and settlements	—	—	—	649	—
Ending balance at September 30, 2025	$29,071	$76,251	$257	$16,434	$1,122

	Nine Months Ended September 30, 2025
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	Interest Rate Lock and Forward Sales Commitments	Investments in Limited Partnerships	SBA Servicing Asset
Beginning balance	$25,685	$67,477	$108	$13,955	$869
Net change recognized in earnings	234	—	149	597	253
Net change recognized in AOCI	3,152	8,774	—	—	—
Purchases, issuances and settlements	—	—	—	1,882	—
Ending balance at September 30, 2025	$29,071	$76,251	$257	$16,434	$1,122

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

Items Measured at Fair Value on a Non-recurring Basis:

The following tables present financial assets and liabilities for which fair value is measured on a non-recurring basis and the level within the fair value hierarchy of the related fair value measurements for those assets as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$4,572	$4,572
Real estate owned (REO)	—	—	3,860	3,860

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$5,607	$5,607
REO	—	—	5,578	5,578

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

Note 9: INCOME TAXES, DEFERRED TAXES, AND TAX CREDIT INVESTMENTS

As of September 30, 2026, the Company had a net deferred tax asset of $149.4 million, compared to $127.6 million at December 31, 2025. In addition, the Company has estimated $2.0 million of unrecognized tax benefits related to uncertain tax positions.

The Company recorded income tax expense of $35.1 million and $33.7 million for the nine months ended September 30, 2026, and 2025, respectively, representing an effective tax rate of 18.8% and 18.9%, respectively. The effective tax rates differed from the statutory rate principally due to the effects of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Tax Credit Investments:
Total commitments	$247,055	$215,688
Unfunded commitments	139,875	118,471

The following table presents other information related to the Company’s tax credit investments for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Tax credits and other tax benefits recognized	$5,594	$4,380	$16,781	$13,139
Tax credit amortization expense included in provision for income taxes	5,031	3,438	13,203	10,458

Note 10: CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings per share data for the three and nine months ended September 30, 2026 and 2025 (in thousands, except shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$47,709	$53,502	$151,311	$144,133

Basic weighted average shares outstanding	34,856,074	34,494,824	34,305,632	34,543,969
Dilutive effect of unvested restricted stock	170,697	164,522	173,651	186,134
Diluted weighted average shares outstanding	35,026,771	34,659,346	34,479,283	34,730,103
Earnings per common share
Basic	$1.37	$1.55	$4.41	$4.17
Diluted	$1.36	$1.54	$4.39	$4.15
Anti-dilutive restricted stock excluded from the diluted weighted average shares outstanding calculation	—	—	139	—

Note 11: STOCK-BASED COMPENSATION PLANS

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

The Company reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the settlement of awards. As of September 30, 2026, 579,707 restricted stock units have been granted under the 2014 Plan of which 42,787 were unvested. No further awards will be granted under the 2014 Plan.

The Company reserved 900,000 shares of common stock for issuance under the 2018 Plan in connection with the settlement of awards. As of September 30, 2026, 893,361 restricted stock units have been granted under the 2018 Plan of which 121,348 were unvested.

The Company reserved 625,000 shares of common stock for issuance under the 2023 Plan in connection with the settlement of awards. As of September 30, 2026, 13,743 restricted stock shares and 315,437 restricted stock units have been granted under the 2023 Plan of which 7,720 shares and 261,921 units were unvested, respectively.

The expense associated with all restricted stock grants (including restricted stock awards and restricted stock units) was $3.0 million and $8.6 million for the three and nine months ended September 30, 2026, and $2.7 million and $7.6 million for the three and nine months ended September 30, 2025, respectively. Unrecognized compensation expense for these awards as of September 30, 2026, was $17.2 million and is expected to be recognized over a weighted average period of 12 months.

Note 12: COMMITMENTS AND CONTINGENCIES

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

Outstanding commitments consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	September 30, 2026	December 31, 2025
Commitments to extend credit	$4,682,303	$3,978,474
Standby letters of credit and financial guarantees	34,301	26,406
Risk participation agreements	54,547	41,191

Commitments to originate loans held for sale	54,060	39,895
Commitments to sell loans secured by one- to four-family residential properties	33,016	43,264
Commitments to sell securities related to mortgage banking activities	45,223	27,250

In addition to the commitments disclosed in the table above, the Company is also committed to funding the unfunded portion of its tax credit investments, as well as the remaining unfunded portion of its investments in limited partnerships. As of September 30, 2026, and December 31, 2025, the remaining outstanding commitments related to the unfunded tax credit investments and limited partnership investments were as follows (in thousands):

Unfunded commitment balance for:	September 30, 2026	December 31, 2025
Tax credit investments	$139,875	$118,471
Limited partnerships investments	$9,860	$11,398

Commitments to extend credit are agreements to lend to a client, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each client’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on Management’s credit evaluation of the client. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company’s allowance for credit losses - unfunded loan commitments at September 30, 2026, and December 31, 2025, was $16.2 million and $15.0 million, respectively.

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

Interest rates on one- to four-family residential loan applications are typically rate locked (committed) to clients during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments have the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the client. The Bank then attempts to deliver these loans before their rate locks expire. This arrangement generally requires delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans may require a lock extension. The cost of a lock extension is sometimes covered by the client and other times by the Bank. These lock extension costs have not had a material impact to the Company’s operations. For mandatory delivery commitments the Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during the three and nine months ended September 30, 2026, or September 30, 2025. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to clients and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract. Changes in the value of rate lock commitments are recorded as assets and liabilities.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counterclaims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Bank holds a security interest, but also include other claims arising in the ordinary course of business, including employment-related matters.  Based upon the information known to Management, there were no legal proceedings, pending or threatened, that Management believes would reasonably be expected to have a material adverse effect on the results of operations or consolidated financial position at September 30, 2026.

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

As of September 30, 2026, and December 31, 2025, the notional values or contractual amounts and fair values of the Company’s derivatives were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2026		December 31, 2025		September 30, 2026		December 31, 2025
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
Interest rate swaps	$402,013	$26,490	$409,748	$19,185	$402,013	$26,484	$409,748	$19,207
Master netting agreements		(13,538)		(9,207)		—		—
Net interest rate swaps		12,952		9,978		26,484		19,207
Risk participation agreements	408	—	583	—	54,139	17	40,607	5
Mortgage loan commitments	—	—	39,895	333	54,060	703	—	—
Forward sales contracts	66,569	1,052	28,405	—	—	—	33,793	151
Total	$468,990	$14,004	$478,631	$10,311	$510,212	$27,204	$484,148	$19,363

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

Gains (losses) recognized in income within mortgage banking operations on non-designated hedging instruments for the three and nine months ended September 30, 2026 and 2025, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Mortgage loan commitments	$(915)	$(173)	$(849)	$432
Forward sales contracts	1,471	(434)	1,638	(1,243)
	$556	$(607)	$789	$(811)

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and Management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between the Bank and the dealer counterparties, the agreements contain a provision where if the Bank fails to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required the Bank to maintain a specific capital level. If the Bank had breached any of these provisions at September 30, 2026, or December 31, 2025, it could have been required to settle its obligations under the agreements at the termination value. As of September 30, 2026, and December 31, 2025, the Company had no obligations to dealer counterparties related to these agreements. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $23.9 million and $17.4 million as of September 30, 2026, and December 31, 2025, respectively. The collateral posted included restricted cash of $22.9 million and $16.4 million as of September 30, 2026, and December 31, 2025, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable. In addition, some interest rate swap derivatives between the Company and the dealer counterparties are cleared through central clearing houses. These clearing houses characterize the variation margin payments as settlements of the derivative’s market exposure and not as collateral. The variation margin is treated as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative asset or liability. The variation margin adjustment was a positive adjustment of $13.5 million and $9.2 million as of September 30, 2026, and December 31, 2025, respectively.

The following tables present additional information related to the Company’s derivative contracts, by type of financial instrument, as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$26,490	$(13,538)	$12,952	$—	$—	$12,952
	$26,490	$(13,538)	$12,952	$—	$—	$12,952
Derivative liabilities
Interest rate swaps	$26,484	$—	$26,484	$—	$(22,253)	$4,231
	$26,484	$—	$26,484	$—	$(22,253)	$4,231

	December 31, 2025
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$19,185	$(9,207)	$9,978	$—	$—	$9,978
	$19,185	$(9,207)	$9,978	$—	$—	$9,978
Derivative liabilities
Interest rate swaps	$19,207	$—	$19,207	$—	$(15,767)	$3,440
	$19,207	$—	$19,207	$—	$(15,767)	$3,440

Note 14: SEGMENT DISCLOSURES

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

Executive Overview

Banner is a bank holding company incorporated in the State of Washington, which wholly owns its subsidiary bank, Banner Bank. The Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington, and as of September 30, 2026, it had 153 branch offices and 19 loan production offices located in Washington, Oregon, California, Idaho, Utah and Nevada.  Banner is subject to regulation by the Federal Reserve.  The Bank is subject to regulation by the Washington State Department of Financial Institutions – Division of Banks (the DFI) and the Federal Deposit Insurance Corporation (the FDIC).  As of September 30, 2026, we had total consolidated assets of $18.08 billion, total loans of $13.00 billion, total deposits of $15.39 billion and total shareholders’ equity of $2.13 billion.

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

Significant Recent Events
On September 1, 2026, Banner completed the acquisition of Pacific Financial, the holding company for Bank of the Pacific. At closing, Bank of the Pacific had 18 branch locations, including 15 in Washington and three in Oregon. Shareholders of Pacific Financial received 0.2633 shares of Banner common stock for each share of Pacific Financial common stock they owned, plus cash in lieu of any fractional shares, for total consideration paid of $186.8 million.

The Pacific Financial transaction was accounted for using the acquisition method of accounting. Accordingly, the assets (including identifiable intangible assets) and the liabilities of Pacific Financial were measured at their respective estimated fair values as of the merger date. The excess of the purchase price over the fair value of the net assets acquired was attributed to goodwill. The fair value on the merger date represents management's best estimates based on available information and facts and circumstances in existence on the merger date. The acquisition accounting is subject to adjustment within a measurement period of no longer than one year from the acquisition date. The acquisition brought $1.29 billion of assets, including $756.9 million of net loans receivable, and $1.14 billion of deposits to Banner.

Third Quarter 2026 Financial Highlights
•Net interest margin, on a tax equivalent basis, was 4.14% for current quarter, compared to 4.13% in the preceding quarter.
•Revenue was $177.3 million for the third quarter of 2026, compared to $172.0 million in the preceding quarter.
•Net interest income was $161.9 million in the third quarter of 2026, compared to $153.7 million in the preceding quarter.
•Return on average assets was 1.11% for the current quarter, compared to 1.20% in the preceding quarter.
•Net loans receivable were $12.82 billion at September 30, 2026, compared to $11.83 billion at June 30, 2026.
•Total deposits were $15.39 billion at September 30, 2026, compared to $13.79 billion at June 30, 2026.
•Core deposits represented 90% of total deposits at September 30, 2026.
•Non-performing assets were $63.0 million, or 0.35% of total assets, at September 30, 2026, compared to $60.5 million, or 0.36% of total assets at June 30, 2026.
•The allowance for credit losses - loans was $171.6 million, or 1.32% of total loans receivable, as of September 30, 2026, compared to $161.8 million, or 1.35% of total loans receivable, at June 30, 2026.
•Dividends paid to shareholders were $0.52 per share in the quarter ended September 30, 2026.
•Common shareholders’ equity per share decreased to $58.56 at September 30, 2026, compared to $58.83 at June 30, 2026.
•Tangible common shareholders’ equity per share* decreased to $45.84 at September 30, 2026, compared to $47.82 at June 30, 2026.
•Repurchased 200,000 shares of Banner common stock during the third quarter of 2026 at an average price of $71.03 per share.

*Non-GAAP Financial Measures.

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

	Quarters Ended			Nine Months Ended September 30,
	Sep 30, 2026	Jun 30, 2026	Sep 30, 2025	2026	2025
ADJUSTED REVENUE
Net interest income (GAAP)	$161,893	$153,740	$149,989	$465,802	$435,471
Non-interest income (GAAP)	15,386	18,222	20,730	52,769	57,589
Total revenue (GAAP)	177,279	171,962	170,719	518,571	493,060
Exclude: Net loss (gain) on sale of securities	2,102	(8)	(377)	3,336	(374)
Net change in valuation of financial instruments carried at fair value	(313)	157	(223)	(1,818)	(626)
Losses on building and lease exits	—	—	(1,373)	—	(454)
Adjusted revenue (non-GAAP)	$179,068	$172,111	$168,746	$520,089	$491,606

	Quarters Ended			Nine Months Ended September 30,
	Sep 30, 2026	Jun 30, 2026	Sep 30, 2025	2026	2025
ADJUSTED EARNINGS
Net income (GAAP)	$47,709	$48,886	$53,502	$151,311	$144,133
Exclude: Net loss (gain) on sale of securities	2,102	(8)	(377)	3,336	(374)
Net change in valuation of financial instruments carried at fair value	(313)	157	(223)	(1,818)	(626)
Merger and acquisition-related expenses	5,177	238	—	5,415	—
Building and lease exit costs, net	63	47	(331)	119	1,422
Related net tax (benefit) expense	(1,688)	(104)	224	(1,693)	(101)
Total adjusted earnings (non-GAAP)	$53,050	$49,216	$52,795	$156,670	$144,454
Diluted earnings per share (GAAP)	$1.36	$1.43	$1.54	$4.39	$4.15
Adjusted diluted earnings per share (non-GAAP)	$1.51	$1.44	$1.52	$4.54	$4.16
Return on average assets	1.11%	1.20%	1.30%	1.22%	1.19%
Adjusted return on average assets (1)	1.24%	1.21%	1.28%	1.27%	1.20%
Return on average equity	9.19%	9.91%	11.33%	10.11%	10.49%
Adjusted return on average equity (2)	10.22%	9.98%	11.18%	10.47%	10.51%

	Quarters Ended			Nine Months Ended September 30,
	Sep 30, 2026	Jun 30, 2026	Sep 30, 2025	2026	2025
AVERAGE TANGIBLE COMMON EQUITY
Net Income (GAAP)	$47,709	$48,886	$53,502	$151,311	$144,133
Exclude: Amortization of intangibles, net of tax	524	202	269	928	989
Tangible net income available to common shareholders (non-GAAP)	$48,233	$49,088	$53,771	$152,239	$145,122

Average common shareholder’s equity	$2,058,691	$1,978,560	$1,873,496	$2,001,247	$1,837,691
Exclude: Average goodwill and other intangible assets, net	405,947	374,225	375,093	384,999	375,504
Average tangible common equity	$1,652,744	$1,604,335	$1,498,403	$1,616,248	$1,462,187

Return on average equity	9.19%	9.91%	11.33%	10.11%	10.49%
Return on average tangible common equity (3)	11.58%	12.27%	14.24%	12.59%	13.27%

	Quarters Ended			Nine Months Ended September 30,
	Sep 30, 2026	Jun 30, 2026	Sep 30, 2025	2026	2025
ADJUSTED EFFICIENCY RATIO
Non-interest expense (GAAP)	$115,676	$107,990	$102,022	$326,274	$304,629
Exclude: CDI amortization	(663)	(256)	(341)	(1,175)	(1,252)
State and municipal tax expense	(1,919)	(1,773)	(1,655)	(5,512)	(4,525)
REO operations	(1,261)	(165)	(203)	(1,535)	(534)
Merger and acquisition-related expenses	(5,177)	(238)	—	(5,415)	—
Building and lease exit costs	(63)	(47)	(1,042)	(119)	(1,876)
Adjusted non-interest expense (non-GAAP)	$106,593	$105,511	$98,781	$312,518	$296,442
Net interest income (GAAP)	$161,893	$153,740	$149,989	$465,802	$435,471
Non-interest income (GAAP)	15,386	18,222	20,730	52,769	57,589
Total revenue (GAAP)	177,279	171,962	170,719	518,571	493,060
Exclude: Net loss (gain) on sale of securities	2,102	(8)	(377)	3,336	(374)
Net change in valuation of financial instruments carried at fair value	(313)	157	(223)	(1,818)	(626)
Losses on building and lease exits	—	—	(1,373)	—	(454)
Adjusted revenue (non-GAAP)	$179,068	$172,111	$168,746	$520,089	$491,606
Efficiency ratio (GAAP)	65.25%	62.80%	59.76%	62.92%	61.78%
Adjusted efficiency ratio (non-GAAP) (4)	59.53%	61.30%	58.54%	60.09%	60.30%
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

	September 30, 2026	June 30, 2026	December 31, 2025	September 30, 2025
TANGIBLE COMMON SHAREHOLDERS’ EQUITY TO TANGIBLE ASSETS
Shareholders’ equity (GAAP)	$2,133,903	$1,999,263	$1,946,297	$1,912,892
Exclude goodwill and other intangible assets, net	463,231	374,100	374,612	374,927
Tangible common shareholders’ equity (non-GAAP)	$1,670,672	$1,625,163	$1,571,685	$1,537,965
Total assets (GAAP)	$18,083,437	$16,593,547	$16,354,488	$16,563,081
Exclude goodwill and other intangible assets, net	463,231	374,100	374,612	374,927
Total tangible assets (non-GAAP)	$17,620,206	$16,219,447	$15,979,876	$16,188,154
Common shareholders’ equity to total assets (GAAP)	11.80%	12.05%	11.90%	11.55%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	9.48%	10.02%	9.84%	9.50%

	September 30, 2026	June 30, 2026	December 31, 2025	September 30, 2025
TANGIBLE COMMON SHAREHOLDERS’ EQUITY PER SHARE
Shareholders’ equity (GAAP)	$2,133,903	$1,999,263	$1,946,297	$1,912,892
Tangible common shareholders’ equity (non-GAAP)	$1,670,672	$1,625,163	$1,571,685	$1,537,965
Common shares outstanding at end of period	36,442,062	33,984,909	34,097,856	34,335,297
Common shareholders’ equity (book value) per share (GAAP)	$58.56	$58.83	$57.08	$55.71
Tangible common shareholders’ equity (tangible book value) per share (non-GAAP)	$45.84	$47.82	$46.09	$44.79

Summary of Critical Accounting Estimates

Our critical accounting estimates are described in detail in the Critical Accounting Estimates section of our 2025 Form 10-K. The condensed consolidated financial statements are prepared in conformity with GAAP and follow general practices within the financial services industry in which the Company operates. This preparation requires Management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements. As this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain estimates inherently have a greater reliance on the use of assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes that the allowance for credit losses and fair value measurements, which were identified as critical accounting estimates in our 2025 Form 10-K, require significant judgments and assumptions which are susceptible to significant changes based on the current environment. In addition to the critical accounting estimates of the allowance for credit losses and fair value measurements at December 31, 2025, Management believes business combination accounting and goodwill is also a critical accounting estimate this quarter as we completed the Pacific Financial acquisition on September 1, 2026.

Business Combinations and Goodwill. Business combinations are accounted for using the acquisition method, under which assets acquired and liabilities assumed are recorded at their estimated fair values as of the acquisition date. Goodwill represents the excess of the consideration transferred over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is evaluated for impairment at least annually, or more frequently if events or changes in circumstances indicate that it may be impaired. Various significant assumptions and judgments are used to determine the fair values of the assets acquired and liabilities assumed, particularly for acquired loans, where key assumptions include expected credit losses, prepayment speeds and discount rates, and for the core deposit intangible, where key assumptions include deposit attrition rates, the alternative cost of funds and discount rates. Because goodwill is the residual of these measurements, it depends directly on these estimates.

In connection with the Pacific Financial acquisition, the Company recorded a core deposit intangible of $28.6 million and goodwill of $61.2 million. These fair values are preliminary and may be adjusted for up to one year after the acquisition date as additional information about facts and circumstances that existed as of the acquisition date becomes available. The Company’s most recent annual goodwill impairment assessment, performed as of December 31, 2025, indicated no impairment. As of September 30, 2026, Management did not identify any events or circumstances indicating that it is more likely than not that the fair value of the Company’s reporting unit is below its carrying amount.

Comparison of Financial Condition at September 30, 2026 and December 31, 2025

General:  Total assets increased $1.73 billion to $18.08 billion at September 30, 2026, from $16.35 billion at December 31, 2025, primarily due to assets acquired from the Pacific Financial acquisition and organic loan growth. The Pacific Financial acquisition increased total assets by $1.29 billion on September 1, 2026.

Loans and lending: Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a total loans to total deposits ratio at a level designed to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. Our loan to deposit ratio at September 30, 2026, was 85%. We offer a wide range of loan products to meet the demands of our clients. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Total loans receivable (gross loans less deferred fees and discounts and excluding loans held for sale) increased $1.27 billion at September 30, 2026, compared to December 31, 2025. The increase in loans was primarily the result of loans acquired from the Pacific Financial acquisition, which increased total loans $765.5 million on September 1, 2026, and organic loan growth. Organic loan growth was primarily driven by increases in commercial business loans, commercial real estate loans, consumer loans, and commercial construction loans.

The following table sets forth the composition of the Company’s loans receivable by type of loan as of the dates indicated (dollars in thousands):

				Percentage Change
	Sep 30, 2026	Dec 31, 2025	Sep 30, 2025	Year End	Prior Year Qtr. End
Commercial real estate:
Owner-occupied	$1,330,460	$1,138,298	$1,134,559	17%	17%
Investment properties	1,804,740	1,701,413	1,652,141	6	9
Small balance CRE	1,471,499	1,212,357	1,210,357	21	22
Total Commercial real estate	4,606,699	4,052,068	3,997,057	14	15
Multifamily real estate	913,324	850,789	860,650	7	6
Construction, land and land development:
Commercial construction	220,048	156,021	144,125	41	53
Multifamily construction	520,521	514,330	586,104	1	(11)
One- to four-family construction	645,694	607,447	578,128	6	12
Land and land development	416,397	433,678	427,348	(4)	(3)
Total Construction, land and land development	1,802,660	1,711,476	1,735,705	5	4
Commercial business:
Commercial business	1,358,990	1,225,108	1,254,460	11	8
Small business scored	1,374,527	1,187,360	1,176,889	16	17
Total Commercial business	2,733,517	2,412,468	2,431,349	13	12
Agricultural business, including secured by farmland	389,220	353,152	354,884	10	10
One- to four-family residential	1,620,111	1,573,191	1,582,605	3	2
Consumer:
Consumer—home equity revolving lines of credit	802,440	679,489	649,188	18	24
Consumer—other	127,370	89,054	91,100	43	40
Total Consumer	929,810	768,543	740,288	21	26
Total loans receivable	$12,995,341	$11,721,687	$11,702,538	11%	11%

Commercial real estate loans totaled $4.61 billion, or 35% of our loan portfolio, and multifamily real estate loans totaled $913.3 million, or 7% of our loan portfolio, at September 30, 2026. Commercial real estate loans increased by $554.6 million during the first nine months of 2026, primarily due to loans acquired from Pacific Financial and new loan production. Multifamily real estate loans increased by $62.5 million, primarily due to loans acquired from Pacific Financial and transfers to the permanent loan portfolio upon completion of the construction phase, partially offset by loan payoffs.

Our construction, land and land development loans totaled $1.80 billion, or 14% of our loan portfolio, at September 30, 2026, compared to $1.71 billion at December 31, 2025. Multifamily construction represented 4% of our total loan portfolio at September 30, 2026. Multifamily construction loans were comprised primarily of affordable housing projects and, to a lesser extent, market rate multifamily projects across our footprint. Commercial construction loans increased $64.0 million, or 41%, to $220.0 million at September 30, 2026, compared to $156.0 million at December 31, 2025, primarily due to new production and advances, partially offset by transfers to the permanent loan portfolio upon completion of the construction phase and loan payoffs. Land and land development loans decreased $17.3 million, or 4%, to $416.4 million at September 30, 2026, compared to December 31, 2025, primarily due to payoffs and paydowns, partially offset by new loan originations. Construction loans across our footprint were concentrated primarily in Washington, California and Oregon at September 30, 2026, with the majority of multifamily construction projects expected to convert to permanent loans within the next 12 to 24 months as construction phases are completed.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  Our commercial business loans were $2.73 billion at September 30, 2026, and $2.41 billion at December 31, 2025, an increase of $321.0 million. Commercial business loans represented 21% of our loan portfolio at September 30, 2026. Our agricultural business loans were $389.2 million at September 30, 2026, and $353.2 million at December 31, 2025. Agricultural business loans represented 3% of our loan portfolio at September 30, 2026. Our commercial business lending also includes participation in certain syndicated loans, including shared national credits, which totaled $223.4 million, or 2% of our loan portfolio, at September 30, 2026, compared to $195.6 million, or 2% of our loan portfolio, at December 31, 2025.

We are active originators of one- to four-family residential loans in most communities where we have established offices in Washington, Oregon, California, Idaho and Utah. Most of the one- to four-family residential loans we originate in normal market conditions are sold in secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking operations. At September 30, 2026, one- to four-family residential loans retained in our portfolio increased $46.9 million, to $1.62 billion, compared to $1.57 billion at December 31, 2025. The increase was primarily the result of loans acquired from Pacific Financial, new loan originations, and one- to four-family construction loans converting to permanent one- to four-family residential loans upon completion of construction, partially offset by one- to four-family residential loan payoffs. One- to four-family residential loans represented 13% of our loan portfolio at September 30, 2026.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit clients. At September 30, 2026, consumer loans, including home equity revolving lines of credit, increased $161.3 million to $929.8 million, compared to $768.5 million at December 31, 2025. The increase was primarily due loans acquired from Pacific Financial and growth in home equity revolving lines of credit.

The following table shows the commitment amount for loan origination activity (excluding loans held for sale) for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	Sep 30, 2026	Jun 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Commercial real estate	$203,374	$163,031	$118,354	$586,598	$371,584
Multifamily real estate	28,351	215	2,500	32,435	25,120
Construction, land and land development	594,168	561,290	369,363	1,479,399	1,068,138
Commercial business	251,592	312,028	167,627	731,944	475,022
Agricultural business	4,890	9,032	7,681	36,484	34,860
One-to four- family residential	35,337	37,998	6,817	86,751	17,447
Consumer	165,021	172,152	122,193	448,086	304,823
Total commitment amount for loan originations (excluding loans held for sale)	$1,282,733	$1,255,746	$794,535	$3,401,697	$2,296,994

Loans held for sale decreased to $32.7 million at September 30, 2026, compared to $42.9 million at December 31, 2025. The decrease was primarily the result of increased sales of one- to four- family residential mortgage loans held for sale, with loan sales outpacing originations during the period. Originations of loans held for sale increased to $285.8 million for the nine months ended September 30, 2026, compared to $265.0 million for the same period last year. The volume of one- to four-family residential mortgage loans sold was $370.4 million during the nine months ended September 30, 2026, compared to $349.6 million in the same period a year ago.

The following table presents loans by geographic concentration at the dates indicated (dollars in thousands):

	Sep 30, 2026		Dec 31, 2025	Sep 30, 2025	Percentage Change
	Amount	Percentage	Amount	Amount	Year End	Prior Year Qtr. End
Washington	$5,947,312	46%	$5,371,200	$5,407,327	11%	10%
California	3,422,524	26	3,105,405	3,064,993	10	12
Oregon	2,495,998	19	2,159,404	2,137,422	16	17
Idaho	736,557	6	667,343	668,949	10	10
Utah	88,784	1	82,594	79,697	7	11
Other	304,166	2	335,741	344,150	(9)	(12)
Total loans receivable	$12,995,341	100%	$11,721,687	$11,702,538	11%	11%

Investment Securities: Total securities were $3.10 billion at September 30, 2026, an increase from $2.98 billion at December 31, 2025. Available-for-sale securities increased $168.0 million to $2.18 billion at September 30, 2026, compared to $2.02 billion at December 31, 2025. In connection with the Pacific Financial acquisition, the Company acquired $322.9 million of investment securities, which were sold throughout the month of September to reposition the acquired portfolio consistent with the Company’s investment strategy and interest rate risk, resulting in a $2.1 million loss on sale. The Company purchased $505.5 million of securities during the nine months ended September 30, 2026, consisting of agency residential mortgage-backed securities, agency commercial mortgage-backed securities, corporate securities and collateralized loan obligations. Held-to-maturity securities decreased $42.3 million to $918.9 million, compared to $961.2 million at December 31, 2025, reflecting maturities and paydowns during the period. The average effective duration of the Company’s securities portfolio was 6.0 years at September 30, 2026, compared to 6.6 years at December 31, 2025, primarily reflecting purchases of shorter-duration and floating-rate securities. Net unrealized losses on available-for-sale securities increased $102.1 million during the nine months ended September 30, 2026, reflecting higher market interest rates. The change, net of the associated $24.5 million tax benefit, was recorded in other comprehensive income.

Deposits: Deposits, client retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes. We compete with other financial institutions and financial intermediaries in attracting deposits and we generally attract deposits within our primary market areas. Much of the focus of our branch strategy and marketing efforts over the last several years has been directed toward attracting additional deposit client relationships and balances. This effort has been particularly directed towards emphasizing core deposit activity in non-interest-bearing and other transaction and savings accounts.

The following table sets forth the Company’s deposits by type of deposit account as of the dates indicated (dollars in thousands):

				Percentage Change
	Sep 30, 2026	Dec 31, 2025	Sep 30, 2025	Year End	Prior Year Qtr. End
Non-interest-bearing	$4,970,392	$4,489,839	$4,572,338	11%	9%
Interest-bearing checking	3,088,085	2,609,080	2,734,822	18	13
Regular savings accounts	4,099,252	3,723,922	3,705,823	10	11
Money market accounts	1,620,582	1,388,001	1,462,570	17	11
Interest-bearing transaction & savings accounts	8,807,919	7,721,003	7,903,215	14	11
Total core deposits	13,778,311	12,210,842	12,475,553	13	10
Interest-bearing certificates	1,615,158	1,532,304	1,540,382	5	5
Total deposits	$15,393,469	$13,743,146	$14,015,935	12%	10%

Total deposits increased $1.65 billion at September 30, 2026, compared to December 31, 2025, with core deposits increasing $1.57 billion and certificates of deposit increasing $82.9 million. The increase in deposits was primarily the result of the Pacific Financial acquisition, which added total deposits of $1.14 billion on September 1, 2026, consisting of non-interest-bearing accounts of $410.3 million and interest-bearing transaction and savings accounts of $586.8 million. The increase in core deposits reflected the core deposit base acquired from Pacific Financial. The increase in interest-bearing transaction and savings accounts also reflected organic growth. Core deposits represented 90% and 89% of total deposits at September 30, 2026, and December 31, 2025, respectively. Competition for deposits in our market areas remains strong. The increase in interest-bearing certificates of deposits was due to the Pacific Financial acquisition. We had no brokered deposits at September 30, 2026, compared to $50.0 million at December 31, 2025.

The following table sets forth the number and average account balance of the Company’s deposit accounts as of the dates indicated (dollars in thousands):

	Sep 30, 2026	Dec 31, 2025	Sep 30, 2025
Number of deposit accounts	474,642	445,989	449,087
Average account balance per account	$33	$31	$31

The following table presents deposits by geographic concentration at the dates indicated (dollars in thousands):

	Sep 30, 2026		Dec 31, 2025	Sep 30, 2025	Percentage Change
	Amount	Percentage	Amount	Amount	Year End	Prior Year Qtr. End
Washington	$8,562,173	56%	$7,500,215	$7,648,527	14%	12%
Oregon	3,275,006	21	3,035,104	3,081,329	8	6
California	2,783,673	18	2,483,948	2,542,903	12	9
Idaho	772,617	5	723,879	743,176	7	4
Total deposits	$15,393,469	100%	$13,743,146	$14,015,935	12%	10%

Borrowings: There were no FHLB advances at September 30, 2026, compared to $150.0 million at December 31, 2025. All outstanding advances were repaid during the third quarter as deposits continued to serve as the Company’s primary source of funds. Other borrowings, consisting of retail repurchase agreements primarily related to client cash management accounts, decreased $2.5 million to $105.2 million at September 30, 2026, compared to $107.7 million at December 31, 2025. At September 30, 2026, the Company’s off-balance sheet liquidity included additional borrowing capacity of $3.82 billion at the FHLB, $1.56 billion at the Federal Reserve, and $125.0 million in federal funds lines of credit with other financial institutions. Junior subordinated debentures totaled $87.1 million at September 30, 2026, compared to $79.2 million at December 31, 2025, which increased due to the two additional junior subordinated debentures assumed from Pacific Financial.

Shareholders’ Equity: Total shareholders’ equity increased $187.6 million to $2.13 billion, or 11.80% of total assets, at September 30, 2026, compared to $1.95 billion, or 11.90% of total assets, at December 31, 2025. The increase was primarily due to the stock compensation of $185.9 million in the Pacific Financial acquisition, a $98.2 million increase in retained earnings resulting from $151.3 million in net income, partially offset by the accrual of $53.1 million in cash dividends and the repurchase of 450,000 shares of Banner common stock during the nine months ended September 30, 2026, at an average price of $67.44 per share. In addition, accumulated other comprehensive loss increased by $71.2 million, primarily due to an increase in unrealized losses on the available for sale securities portfolio.

Tangible common shareholders’ equity, which excludes goodwill and other intangible assets and is a non-GAAP financial measure, increased $99.0 million to $1.67 billion, or 9.48% of tangible assets, at September 30, 2026, compared to $1.57 billion, or 9.84% of tangible assets at December 31, 2025. A reconciliation of this non-GAAP financial measure to its comparable GAAP financial measure is presented above under the heading “Reconciliation of Non-GAAP Financial Measures.”

Comparison of Results of Operations for the Three Months Ended September 30, 2026, and June 30, 2026, and the Nine Months Ended September 30, 2026 and 2025

For the quarter ended September 30, 2026, net income was $47.7 million, or $1.36 per diluted share, compared to $48.9 million, or $1.43 per diluted share, for the preceding quarter. For the nine months ended September 30, 2026, net income was $151.3 million, or $4.39 per diluted share, compared to $144.1 million, or $4.15 per diluted share for the same period a year earlier. The decrease in net income compared to the preceding quarter was primarily due to a decrease in non-interest income and an increase in non-interest expense, partially offset by higher net interest income and a lower provision for credit losses. The increase in net income for the nine months ended September 30, 2026, compared to the same period a year ago was primarily due to higher net interest income and a lower provision for credit losses, partially offset by lower non-interest income and higher non-interest expense.

Net interest income was $161.9 million in the third quarter of 2026, compared to $153.7 million in the preceding quarter, and $465.8 million for the nine months ended September 30, 2026, compared to $435.5 million for the comparable period a year ago. The increase in net interest income compared to the prior quarter was primarily driven by an increase in average interest-earning assets resulting from the acquisition of Pacific Financial on September 1, 2026, and organic loan growth, as well as expansion in net interest margin reflecting higher yields on interest-earning assets. The increase in net interest income for the nine months ended September 30, 2026, compared to the same period a year ago primarily reflected an increase in the average balance of interest-earning assets and lower funding costs.

We recorded a $2.8 million provision for credit losses for the quarter ended September 30, 2026, compared to a $3.8 million provision for credit losses in the preceding quarter. The provision for credit losses primarily reflected loan growth, partially offset by improvements in credit quality. We recorded a $5.8 million provision for credit losses for the nine months ended September 30, 2026, and a $10.6 million provision for credit losses for the same period a year ago.

Total non-interest income decreased in the quarter ended September 30, 2026, compared to the preceding quarter and decreased for the nine months ended September 30, 2026, compared to the same period a year ago. The decrease in non-interest income from the previous quarter was driven primarily by a net loss on the sale of investment securities acquired from Pacific Financial and decreased miscellaneous income, partially offset by a favorable shift in fair value adjustments on financial instruments. The decrease in non-interest income for the nine months ended September 30, 2026, compared to the same period last year, primarily reflected a net loss on the sale of securities recognized during the current period, as well as decreases in miscellaneous income and mortgage banking income, partially offset by higher deposit fees and other service charges and favorable fair value adjustments on financial instruments carried at fair value.

Total non-interest expense increased in the quarter ended September 30, 2026, compared to the preceding quarter and increased for the nine months ended September 30, 2026, compared to the same period a year ago. The increase from the previous quarter reflected merger and acquisition-related expenses of $5.2 million, as well as one month of expenses from the Pacific Financial branch operations. The increase in non-interest expense for the nine months ended September 30, 2026, compared to the same period last year, primarily reflected merger and acquisition-related expenses recognized during the current period, as well as higher salary and employee benefits expense, information and computer data services expense, advertising and marketing expense, and payment and card processing expenses. These increases were partially offset by lower occupancy and equipment expense and higher capitalized loan origination costs.

OPERATING DATA:	Quarters Ended			Nine Months Ended
(In thousands)	September 30, 2026	June 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest income	$214,580	$202,686	$205,848	$615,084	$599,975
Interest expense	52,687	48,946	55,859	149,282	164,504
Net interest income	161,893	153,740	149,989	465,802	435,471
Provision for credit losses	2,824	3,818	2,670	5,846	10,604
Net interest income after provision for credit losses	159,069	149,922	147,319	459,956	424,867
Deposit fees and other service charges	11,496	11,728	10,955	34,615	32,559
Mortgage banking operations	2,575	2,792	3,298	8,579	9,627
Net (loss) gain on sale of securities	(2,102)	8	377	(3,336)	374
Net change in valuation of financial instruments carried at fair value	313	(157)	223	1,818	626
All other non-interest income	3,104	3,851	5,877	11,093	14,403
Total non-interest income	15,386	18,222	20,730	52,769	57,589
Salary and employee benefits	71,410	69,388	64,935	208,530	195,278
All other non-interest expenses	44,266	38,602	37,087	117,744	109,351
Total non-interest expense	115,676	107,990	102,022	326,274	304,629
Income before provision for income tax expense	58,779	60,154	66,027	186,451	177,827
Provision for income tax expense	11,070	11,268	12,525	35,140	33,694
Net income	$47,709	$48,886	$53,502	$151,311	$144,133

PER COMMON SHARE DATA:	Quarters Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income:
Basic	$1.37	$1.44	$1.55	$4.41	$4.17
Diluted	1.36	1.43	1.54	4.39	4.15

KEY FINANCIAL RATIOS	Quarters Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Return on average assets	1.11%	1.20%	1.30%	1.22%	1.19%
Adjusted return on average assets (1)	1.24%	1.21%	1.28%	1.27%	1.20%
Return on average equity	9.19%	9.91%	11.33%	10.11%	10.49%
Adjusted return on average equity (1)	10.22%	9.98%	11.18%	10.47%	10.51%
Return on average tangible common equity (1)	11.58%	12.27%	14.24%	12.59%	13.27%
Average equity/average assets	12.10%	12.09%	11.49%	12.10%	11.40%
Average interest-earning assets/average interest-bearing liabilities	158.87%	159.69%	159.82%	159.34%	159.75%
Average interest-earning assets/average funding liabilities	108.34%	108.42%	108.11%	108.40%	108.06%
Non-interest income/average assets	0.36%	0.45%	0.50%	0.43%	0.48%
Non-interest expense/average assets	2.70%	2.65%	2.48%	2.64%	2.53%
Efficiency ratio	65.25%	62.80%	59.76%	62.92%	61.78%
Adjusted efficiency ratio (1)	59.53%	61.30%	58.54%	60.09%	60.30%
(1) Represents non-GAAP financial measures. See “Reconciliation of Non-GAAP Financial Measure” above.

Net Interest Income. Net interest income increased $8.2 million during the quarter ended September 30, 2026, compared to the preceding quarter, primarily due to higher interest income resulting from growth in average interest-earning assets, driven by the acquisition of Pacific Financial and organic loan growth, as well as an increase in the yield on interest-earning assets. These increases were partially offset by higher interest expense resulting from an increase in the average balance and cost of interest-bearing deposits.

Net interest margin on a tax equivalent basis was 4.14% for the third quarter of 2026, compared to 4.13% for the preceding quarter. The net interest margin for the current quarter benefited from a higher average yield on interest-earning assets, partially offset by higher funding costs.

Net interest income increased by $30.3 million, or 7%, for the nine months ended September 30, 2026, compared to the same period one year earlier. The increase was primarily due to a $15.1 million increase in interest income, primarily reflecting an increase in the average balance of loans, driven primarily by organic loan growth and, to a lesser extent, the acquisition of Pacific Financial, as well as a $15.2 million decrease in interest expense, reflecting a 17 basis-point reduction in the average cost of funding liabilities to 1.40% from 1.57%. The net interest margin on a tax equivalent basis increased to 4.13% for the nine months ended September 30, 2026, compared to 3.94% for the same period in the prior year.

Interest Income. Interest income for the quarter ended September 30, 2026, was $214.6 million, compared to $202.7 million for the preceding quarter.  The increase for the current quarter, compared to the preceding quarter reflected growth in average interest-earning assets as well as an increase in the yield on interest-earning assets.

The total average loan yield increased three basis points to 6.12% for the quarter ended September 30, 2026, from 6.09% in the preceding quarter. The increase in average loan balances for the current quarter, compared to the preceding quarter, primarily reflected growth in real estate secured loans, primarily resulting from the acquisition of Pacific Financial and organic loan growth.

The total investment securities average balance increased for the quarter ended September 30, 2026, compared to the preceding quarter, primarily reflecting new purchases during the period. The average yield on the combined portfolio increased to 3.10% for the quarter ended September 30, 2026, from 3.03% for the preceding quarter. Interest income on interest-bearing deposits with banks increased for the current quarter, compared to the preceding quarter, reflecting an increase in the yield earned on interest-bearing deposits, partially offset by a decrease in average balance of interest-bearing deposits. The average yield on interest-bearing deposits with banks increased to 3.67%, compared to 3.16% in the prior quarter.

Interest income for the nine months ended September 30, 2026, was $615.1 million, compared to $600.0 million for the same period in the prior year, an increase of $15.1 million, primarily reflecting growth in average loan balances.

Interest Expense. Interest expense increased for the quarter ended September 30, 2026, compared to the preceding quarter. Average funding liabilities increased by $545.4 million, primarily due to a $631.3 million increase in average deposit balances, partially offset by an $80.0 million decrease in the average balance of FHLB advances. The average cost of funding liabilities increased four basis points, to 1.43% for the quarter ended September 30, 2026 compared to the preceding quarter. Interest expense for the nine months ended September 30, 2026, was $149.3 million, compared to $164.5 million for the same period in the prior year. The decrease primarily resulted from a 17 basis-point decrease in the average cost of funds to 1.40% from 1.57%, partially offset by an increase in average funding liabilities.

Deposit interest expense for the quarter ended September 30, 2026, increased to $50.0 million, compared to $45.6 million for the preceding quarter. The increase in deposit interest expense compared to the preceding quarter was primarily due to higher average balances of interest-bearing deposits, including deposits assumed in the Pacific Financial acquisition, and higher average rates paid across all interest-bearing deposit categories. The average rate paid on total deposits, including non-interest-bearing deposits, was 1.38% for the quarter ended September 30, 2026, compared to 1.33% for the preceding quarter. The average rate paid on interest-bearing deposits increased to 2.04% for the quarter ended September 30, 2026, compared to 1.98% in the preceding quarter. Total average deposit balances, including non-interest-bearing deposits, increased to $14.37 billion for the quarter ended September 30, 2026, compared to $13.74 billion in the preceding quarter.

Deposit interest expense for the nine months ended September 30, 2026, decreased $9.1 million to $141.3 million, compared to $150.3 million for the same period in the prior year, as the impact of lower rates paid on interest-bearing deposits more than offset higher average interest-bearing deposit balances. Average deposit balances increased to $13.96 billion for the nine months ended September 30, 2026, from $13.55 billion for the same period a year earlier, while the average rate paid on deposits decreased to 1.35% from 1.48%. The average cost of interest-bearing deposits decreased 22 basis points to 2.01% for the nine months ended September 30, 2026, compared to 2.23% in the same period a year earlier. The decrease in the average cost of interest-bearing deposits primarily reflected lower rates paid across all categories of interest-bearing deposits, reflecting lower market rates paid on deposits.

Interest expense on total borrowings for the quarter ended September 30, 2026, decreased to $2.7 million from $3.4 million for the preceding quarter, due to a decrease in the average balance of total borrowings, primarily reflecting an $80.0 million decrease in the average balance of FHLB advances. Average total borrowings were $264.7 million for the quarter ended September 30, 2026, compared to $350.5 million for the preceding quarter. The average rate paid on total borrowings for the quarter ended September 30, 2026, increased to 3.99%, from 3.88% for the preceding quarter.

Interest expense on total borrowings for the nine months ended September 30, 2026, decreased to $8.0 million from $14.2 million for the same period a year earlier, primarily due to decreases in both the average balance of and rate paid on total borrowings. Average total borrowings were $273.6 million for the nine months ended September 30, 2026, compared to $436.4 million for the same period a year earlier. The decrease in average total borrowings was primarily due to a $97.0 million decrease in the average balance of FHLB advances and a $52.3 million decrease in the average balance of junior subordinated debentures and subordinated notes, due to the pay-off of higher-rate subordinated debt during 2025. The average rate paid on total borrowings for the nine months ended September 30, 2026, decreased to 3.92% from 4.35% for the same period a year earlier.

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

ANALYSIS OF NET INTEREST SPREAD	Quarters Ended
(rates / ratios annualized)	Sep 30, 2026			Jun 30, 2026
(dollars in thousands)	Average Balance	Interest and Dividends	Yield / Cost (3)	Average Balance	Interest and Dividends	Yield / Cost (3)
Interest-earning assets:
Held for sale loans	$28,484	$435	6.06%	$33,242	$509	6.14%
Real estate secured loans	10,336,321	157,949	6.06%	9,875,493	148,303	6.02%
Commercial/agricultural loans	1,892,754	30,243	6.34%	1,881,938	29,866	6.37%
Consumer and other loans	128,400	2,332	7.21%	117,727	2,015	6.87%
Total loans (1)	12,385,959	190,959	6.12%	11,908,400	180,693	6.09%
Mortgage-backed securities	2,358,520	15,220	2.56%	2,275,561	14,269	2.52%
Other securities	964,707	10,346	4.25%	938,205	9,915	4.24%
Interest-bearing deposits with banks	135,744	1,256	3.67%	139,672	1,102	3.16%
FHLB stock	12,815	329	10.19%	16,342	150	3.68%
Total investment securities	3,471,786	27,151	3.10%	3,369,780	25,436	3.03%
Total interest-earning assets	15,857,745	218,110	5.46%	15,278,180	206,129	5.41%
Non-interest-earning assets	1,155,000			1,082,054
Total assets	$17,012,745			$16,360,234
Deposits:
Interest-bearing checking accounts	$2,819,736	11,215	1.58%	$2,606,252	9,433	1.45%
Savings accounts	3,963,030	20,276	2.03%	3,830,346	19,009	1.99%
Money market accounts	1,414,605	6,485	1.82%	1,314,496	5,790	1.77%
Certificates of deposit	1,519,253	12,046	3.15%	1,465,885	11,322	3.10%
Total interest-bearing deposits	9,716,624	50,022	2.04%	9,216,979	45,554	1.98%
Non-interest-bearing deposits	4,655,219	—	—%	4,523,594	—	—%
Total deposits	14,371,843	50,022	1.38%	13,740,573	45,554	1.33%
Other interest-bearing liabilities:
FHLB advances	65,141	653	3.98%	145,176	1,426	3.94%
Other borrowings	108,036	695	2.55%	116,146	732	2.53%
Junior subordinated debentures and subordinated notes	91,491	1,317	5.71%	89,178	1,234	5.55%
Total borrowings	264,668	2,665	3.99%	350,500	3,392	3.88%
Total funding liabilities	14,636,511	52,687	1.43%	14,091,073	48,946	1.39%
Other non-interest-bearing liabilities (2)	317,543			290,601
Total liabilities	14,954,054			14,381,674
Shareholders’ equity	2,058,691			1,978,560
Total liabilities and shareholders’ equity	$17,012,745			$16,360,234
Net interest income/rate spread (tax equivalent)		$165,423	4.03%		$157,183	4.02%
Net interest margin (tax equivalent)			4.14%			4.13%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(3,530)			(3,443)
Net interest income and margin, as reported		$161,893	4.05%		$153,740	4.04%
(1)Average balances include loans accounted for on a nonaccrual basis and accruing loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis, which Banner believes provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice. The tax equivalent yield adjustment to interest earned on loans was $2.4 million and $2.3 million for the quarters ended September 30, 2026, and June 30, 2026, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.2 million and $1.1 million for the quarters ended September 30, 2026, and June 30, 2026, respectively.

ANALYSIS OF NET INTEREST SPREAD	Nine Months Ended
(rates / ratios annualized)	September 30, 2026			September 30, 2025
(dollars in thousands)	Average Balance	Interest and Dividends	Yield / Cost (3)	Average Balance	Interest and Dividends	Yield / Cost (3)
Interest-earning assets:
Held for sale loans	$29,268	$1,325	6.05%	$28,203	$1,391	6.59%
Real estate secured loans	9,990,880	450,621	6.03%	9,528,868	429,315	6.02%
Commercial/agricultural loans	1,876,124	89,262	6.36%	1,900,225	93,072	6.55%
Consumer and other loans	120,803	6,387	7.07%	120,735	6,293	6.97%
Total loans (1)	12,017,075	547,595	6.09%	11,578,031	530,071	6.12%
Mortgage-backed securities	2,320,187	43,998	2.54%	2,494,794	46,740	2.50%
Other securities	927,502	29,301	4.22%	883,330	28,313	4.29%
Interest-bearing deposits with banks	153,029	3,876	3.39%	144,974	4,114	3.79%
FHLB stock	13,034	627	6.43%	17,214	834	6.48%
Total investment securities	3,413,752	77,802	3.05%	3,540,312	80,001	3.02%
Total interest-earning assets	15,430,827	625,397	5.42%	15,118,343	610,072	5.40%
Non-interest-earning assets	1,114,707			1,007,862
Total assets	$16,545,534			$16,126,205
Deposits:
Interest-bearing checking accounts	$2,686,656	29,921	1.49%	$2,489,219	28,833	1.55%
Savings accounts	3,862,559	57,673	2.00%	3,521,141	57,110	2.17%
Money market accounts	1,372,422	18,426	1.80%	1,506,171	23,388	2.08%
Certificates of deposit	1,488,968	35,234	3.16%	1,510,594	40,973	3.63%
Total interest-bearing deposits	9,410,605	141,254	2.01%	9,027,125	150,304	2.23%
Non-interest-bearing deposits	4,550,490	—	—%	4,526,898	—	—%
Total deposits	13,961,095	141,254	1.35%	13,554,023	150,304	1.48%
Other interest-bearing liabilities:
FHLB advances	71,692	2,119	3.95%	168,663	5,757	4.56%
Other borrowings	111,904	2,124	2.54%	125,517	2,063	2.20%
Junior subordinated debentures and subordinated notes	89,958	3,785	5.63%	142,255	6,380	6.00%
Total borrowings	273,554	8,028	3.92%	436,435	14,200	4.35%
Total funding liabilities	14,234,649	149,282	1.40%	13,990,458	164,504	1.57%
Other non-interest-bearing liabilities (2)	309,638			298,056
Total liabilities	14,544,287			14,288,514
Shareholders’ equity	2,001,247			1,837,691
Total liabilities and shareholders’ equity	$16,545,534			$16,126,205
Net interest income/rate spread (tax equivalent)		$476,115	4.02%		$445,568	3.83%
Net interest margin (tax equivalent)			4.13%			3.94%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(10,313)			(10,097)
Net interest income and margin		$465,802	4.04%		$435,471	3.85%
(1)Average balances include loans accounted for on a nonaccrual basis and accruing loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.
(2)Average other non-interest-bearing liabilities include fair value adjustments related to junior subordinated debentures.
(3)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $6.9 million and $7.0 million for the nine months ended September 30, 2026, and 2025, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $3.4 million and $3.1 million for the nine months ended September 30, 2026 and 2025, respectively.

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

	Quarters Ended			Nine Months Ended
CHANGE IN THE ALLOWANCE FOR CREDIT LOSSES – LOANS	Sep 30, 2026	Jun 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025

Balance, beginning of period	$161,849	$160,352	$160,501	$160,276	$155,521
Initial allowance for credit loss at acquisition	8,624	—	—	8,624	—
Provision for credit losses – loans	1,794	1,598	1,384	4,684	10,134
Recoveries of loans previously charged off:
Commercial real estate	10	12	36	33	146
Construction and land	—	5	725	9	725
One- to four-family residential	12	12	13	37	259
Commercial business	433	171	99	685	1,017
Agricultural business, including secured by farmland	5	213	99	222	110
Consumer	68	63	78	271	365
Total recoveries	528	476	1,050	1,257	2,622
Loans charged off:
Construction and land	—	—	(218)	—	(218)
One- to four-family residential	(207)	—	—	(207)	(13)
Commercial business	(500)	(293)	(518)	(1,656)	(4,711)
Agricultural business, including secured by farmland	—	(4)	(2,054)	(4)	(2,416)
Consumer	(525)	(280)	(438)	(1,411)	(1,212)
Total charge-offs	(1,232)	(577)	(3,228)	(3,278)	(8,570)
Net charge-offs	(704)	(101)	(2,178)	(2,021)	(5,948)
Balance, end of period	$171,563	$161,849	$159,707	$171,563	$159,707
Net charge-offs/average loans receivable	(0.006)%	(0.001)%	(0.019)%	(0.017)%	(0.051)%
Allowance for credit losses - loans as a percentage of total loans	1.32%	1.35%	1.36%	1.32%	1.36%

The provision for credit losses - loans reflects the amount required to maintain the allowance for credit losses - loans at an appropriate level based upon Management’s evaluation of the adequacy of collective and individual loss reserves. On September 1, 2026, we recorded an $8.6 million allowance for credit losses - loans related to the loans acquired from Pacific Financial. During the quarter ended September 30, 2026, we recorded a provision for credit losses - loans of $1.8 million, compared to a provision for credit losses - loans of $1.6 million during the preceding quarter. The provision for credit losses - loans recorded in the third quarter of 2026 primarily reflected loan growth, partially offset by improvements in credit quality. Future provisions for credit losses will continue to be influenced by changes in the amount and composition of the loan portfolio, updates to the reasonable and supportable forecast of future economic conditions, revisions to qualitative factor assessments, and any necessary changes to the reversion period applied in estimating expected credit losses.

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

	Quarters Ended			Nine Months Ended
CHANGE IN THE ALLOWANCE FOR CREDIT LOSSES - UNFUNDED LOAN COMMITMENTS	Sep 30, 2026	Jun 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025

Balance, beginning of period	$15,125	$12,903	$12,750	$14,985	$13,562
Provision for credit losses - unfunded loan commitments	1,029	2,222	1,290	1,169	478
Balance, end of period	$16,154	$15,125	$14,040	$16,154	$14,040

The increase in the allowance for credit losses - unfunded loan commitments for the current quarter was primarily driven by growth in unused loan commitments, mainly within the construction portfolio.

Non-interest Income. The following table presents the key components of non-interest income for the periods indicated (dollars in thousands):

	Quarters Ended				Nine Months Ended
	Sep 30, 2026	Jun 30, 2026	Change Amount	Change Percent	Sep 30, 2026	Sep 30, 2025	Change Amount	Change Percent
Deposit fees and other service charges	$11,496	$11,728	$(232)	(2)%	$34,615	$32,559	$2,056	6%
Mortgage banking operations	2,575	2,792	(217)	(8)	8,579	9,627	(1,048)	(11)
Bank owned life insurance	2,354	2,471	(117)	(5)	7,137	7,661	(524)	(7)
Miscellaneous	750	1,380	(630)	(46)	3,956	6,742	(2,786)	(41)
	17,175	18,371	(1,196)	(7)	54,287	56,589	(2,302)	(4)
Net (loss) gain on sale of securities	(2,102)	8	(2,110)	nm	(3,336)	374	(3,710)	nm
Net change in valuation of financial instruments carried at fair value	313	(157)	470	(299)	1,818	626	1,192	190
Total non-interest income	$15,386	$18,222	$(2,836)	(16)%	$52,769	$57,589	$(4,820)	(8)%
nm = not meaningful

Non-interest income decreased $2.8 million to $15.4 million for the quarter ended September 30, 2026, compared to $18.2 million for the quarter ended June 30, 2026. The decrease primarily reflected a $2.1 million net loss on the sale of securities recognized during the current quarter, resulting from the sale of the investment portfolio acquired from Pacific Financial, compared to a nominal gain in the preceding quarter. In addition, the current quarter reflected a $630,000 decrease in miscellaneous income, primarily reflecting lower gains on SBA loan sales and fluctuations in other miscellaneous income items. This was partially offset by a $470,000 favorable shift in fair value adjustments on financial instruments carried at fair value, which improved from a net loss of $157,000 in the quarter ended June 30, 2026, to a net gain of $313,000 in the quarter ended September 30, 2026.

Non-interest income decreased $4.8 million to $52.8 million for the nine months ended September 30, 2026, compared to $57.6 million for the nine months ended September 30, 2025. The decrease primarily reflected a $3.3 million net loss on the sale of securities recognized during the current period, compared to a net gain of $374,000 in the same period a year earlier. The decrease also reflected a $2.8 million decrease in miscellaneous income, primarily due to lower gains on SBA loan sales and reduced commissions, and a $1.0 million decrease in mortgage banking income. These decreases were partially offset by a $2.1 million increase in deposit fees and other service charges and a $1.2 million favorable change in fair value adjustments on financial instruments carried at fair value.

Non-interest Expense.  The following table represents key elements of non-interest expense for the periods indicated (dollars in thousands):

	Quarters Ended				Nine Months Ended
	Sep 30, 2026	Jun 30, 2026	Change Amount	Change Percent	Sep 30, 2026	Sep 30, 2025	Change Amount	Change Percent
Salary and employee benefits	$71,410	$69,388	$2,022	3%	$208,530	$195,278	$13,252	7%
Less capitalized loan origination costs	(4,917)	(5,283)	366	(7)	(14,086)	(13,056)	(1,030)	8
Occupancy and equipment	10,965	10,936	29	—	32,598	36,871	(4,273)	(12)
Information and computer data services	8,882	10,321	(1,439)	(14)	27,516	24,026	3,490	15
Payment and card processing services	6,821	6,218	603	10	19,080	17,709	1,371	8
Professional and legal expenses	2,225	2,519	(294)	(12)	6,357	6,891	(534)	(8)
Advertising and marketing	1,766	1,980	(214)	(11)	4,419	3,072	1,347	44
Deposit insurance	2,615	2,819	(204)	(7)	8,151	8,464	(313)	(4)
State and municipal business and use taxes	1,919	1,773	146	8	5,512	4,525	987	22
Real estate operations, net	1,261	165	1,096	nm	1,535	534	1,001	187
Amortization of core deposit intangibles	663	256	407	159	1,175	1,252	(77)	(6)
Miscellaneous	6,889	6,660	229	3	20,072	19,063	1,009	5
	110,499	107,752	2,747	3	320,859	304,629	16,230	5
Merger and acquisition-related expenses	5,177	238	4,939	nm	5,415	—	5,415	nm
Total non-interest expense	$115,676	$107,990	$7,686	7%	$326,274	$304,629	$21,645	7%
nm = not meaningful

Total non-interest expense was $115.7 million in the third quarter of 2026, compared to $108.0 million for the quarter ended June 30, 2026. Merger and acquisition-related expenses were $5.2 million in the third quarter of 2026, compared to $238,000 in the preceding quarter. Excluding merger related expenses, the increase from the previous quarter reflected a $2.0 million increase in salary and employee benefits and a $1.1 million increase in real estate operations expense, partially offset by a $1.4 million decrease in information and computer data services. The increase in non-interest expense for the nine months ended September 30, 2026, compared to the same period a year earlier, primarily reflected $5.4 million in merger and acquisition-related expenses recognized during the current period, a $13.3 million increase in salary and employee benefits, and a $3.5 million increase in information and computer data services expense. These increases were partially offset by a $4.3 million decrease in occupancy and equipment expense.
Merger and acquisition-related expenses during the current quarter and the nine months ended September 30, 2026, related to the Pacific Financial acquisition, which was effective September 1, 2026. The merger and acquisition-related expenses consist primarily of legal fees, investment banker fees, contract termination costs, and employee-related severance and retention expenses.

Salary and employee benefits increased for the current quarter compared to the quarter ended June 30, 2026, primarily due to one month of salaries and benefits for the Pacific Financial employees that joined Banner following the acquisition. Salary and employee benefits increased for the nine months ended September 30, 2026, compared to the same period last year, primarily due to normal annual salary and wage increases, increased medical premiums and higher commission and incentive based compensation.

Occupancy and equipment expenses decreased for the nine months ended September 30, 2026, compared to the same period last year, primarily due to lower rent expense resulting from strategic space reductions, as well as lower software amortization.

Information and computer data services decreased for the quarter ended September 30, 2026, compared to the quarter ended June 30, 2026, primarily due to $924,000 of expense related to the discontinuation of the use of our previous commercial loan origination software recorded in the prior quarter. Information and computer data services increased for the nine months ended September 30, 2026, compared to the same period last year, primarily due to an increase in computer software-related expenses, including the $924,000 of expense noted above.

Payment and card processing services increased for the nine months ended September 30, 2026, compared to the same period last year, primarily due to higher online banking costs.

Advertising and marketing expenses increased for the nine months ended September 30, 2026, compared to the same period last year, primarily due to the timing of printed media, radio, television and direct mail marketing campaigns during 2026.

Real estate operations expense increased for the quarter ended September 30, 2026, compared to the quarter ended June 30, 2026, and for the nine months ended September 30, 2026. The increase for both periods related to write-downs of foreclosed real estate.

Miscellaneous expense increased for the nine months ended September 30, 2026, compared to the same period last year, primarily due to an increase in loan production expenses.

Our efficiency ratio was 65.25% for the current quarter, compared to 62.80% in the quarter ended June 30, 2026. Our adjusted efficiency ratio, a non-GAAP financial measure, was 59.53% for the current quarter, compared to 61.30% in the quarter ended June 30, 2026. The increase in the efficiency ratio reflects an increase in non-interest expense, including $5.2 million of merger and acquisition-related expenses associated with the Pacific Financial acquisition, partially offset by an increase in total revenues. The improvement in the adjusted efficiency ratio reflects an increase in adjusted revenue that outpaced the increase in adjusted non-interest expense, which excludes merger and acquisition-related expenses and other items. See “Reconciliation of Non-GAAP Financial Measures” above.

Income Taxes. For the quarter ended September 30, 2026, we recognized $11.1 million in income tax expense for an effective tax rate of 18.8%, compared to income tax expense of $11.3 million and an effective tax rate of 18.7% for the quarter ended June 30, 2026. The effective tax rate for the current quarter reflects our blended statutory tax rate, which was reduced by the effects of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting. Our statutory income tax rate was 24.0%, representing the 21.0% federal statutory income tax rate plus the apportioned effect of applicable state income taxes. For the nine months ended September 30, 2026, we recognized $35.1 million in income tax expense for an effective tax rate of 18.8%.

Asset Quality

Maintaining a moderate risk profile by adhering to appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us. We actively engage with our borrowers to resolve adversely classified loans and other problem assets.

Non-Performing Assets:  Non-performing assets totaled $63.0 million, or 0.35% of total assets, at September 30, 2026, compared to $51.2 million, or 0.31% of total assets, at December 31, 2025. Our allowance for credit losses - loans was $171.6 million, or 290% of non-performing loans, at September 30, 2026, compared to $160.3 million, or 351% of non-performing loans, at December 31, 2025.

The following table sets forth information with respect to our non-performing assets at the dates indicated (dollars in thousands):

	September 30, 2026	December 31, 2025	September 30, 2025
Nonaccrual Loans:
Secured by real estate:
Commercial	$5,376	$525	$460
Multifamily	167	—	—
Construction and land	12,200	5,175	4,240
One- to four-family	25,624	19,855	16,576
Commercial business	5,229	6,751	6,824
Agricultural business, including secured by farmland	3,021	4,609	5,765
Consumer	4,790	4,610	4,877
	56,407	41,525	38,742
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	—	—	274
Construction and land	—	1,268	—
One- to four-family	2,491	2,698	834
Commercial business	—	—	166
Consumer	199	148	—
	2,690	4,114	1,274
Total non-performing loans	59,097	45,639	40,016
REO, net	3,860	5,578	5,272
Other repossessed assets held for sale	—	18	—
Total non-performing assets	$62,957	$51,235	$45,288

Total non-performing assets to total assets	0.35%	0.31%	0.27%
Total nonaccrual loans to total loans receivable	0.43%	0.35%	0.33%
Loans 30-89 days past due and on accrual	$24,287	$26,767	$14,674

For the nine months ended September 30, 2026, interest income was reduced by $2.0 million as a result of nonaccrual loan activity, which included the reversal of $829,000 of accrued interest as of the date the loan was placed on nonaccrual. There was no interest income recognized on nonaccrual loans for the nine months ended September 30, 2026.

The following table presents the Company’s portfolio of loans by risk grade at the dates indicated (in thousands):

	September 30, 2026	December 31, 2025	September 30, 2025
Pass	$12,751,020	$11,446,550	$11,491,485
Special Mention	34,665	82,060	37,013
Substandard	209,656	193,077	174,040
Total	$12,995,341	$11,721,687	$11,702,538

The decrease in special mention loans during the nine months ended September 30, 2026, was primarily due to risk rating upgrades to pass, loan payoffs and, to a lesser extent, downgrades to substandard. The increase in substandard loans during the nine months ended September 30, 2026, was primarily due to loan risk rating downgrades, primarily in the commercial real estate and commercial business loan segments. As of September 30, 2026, total substandard loans primarily consisted of loans within the commercial business and commercial real estate loan segments.

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

Our primary investing activity is the origination of loans and, in certain periods, the purchase of securities or loans.  During the nine months ended September 30, 2026 and 2025, loan originations, including originations of loans held for sale, exceeded loan repayments by $872.6 million and $703.9 million, respectively. There were no loan purchases during the nine months ended September 30, 2026, and $10.8 million of loan purchases during the nine months ended September 30, 2025. During the nine months ended September 30, 2026 and 2025, we received proceeds of $383.6 million and $381.5 million, respectively, from the sale of loans. Securities purchased during the nine months ended September 30, 2026 and 2025 totaled $505.5 million and $101.7 million, respectively, and securities repayments, maturities and sales in those periods were $598.9 million and $296.3 million, respectively.

Our primary financing activity is gathering deposits. Total deposits increased by $1.65 billion during the nine months ended September 30, 2026, primarily the result of the Pacific Financial acquisition, which added total deposits of $1.14 billion on September 1, 2026. Core deposits were $13.78 billion at September 30, 2026, compared to $12.21 billion at December 31, 2025. Certificates of deposit are generally more vulnerable to competition and more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At September 30, 2026, certificates of deposit totaled $1.62 billion, or 10% of our total deposits, including $1.57 billion which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our certificates of deposit as they mature.

We had no FHLB advances outstanding at September 30, 2026, compared to $150.0 million at December 31, 2025, as deposits were used as the primary source of funds. Other borrowings decreased to $105.2 million at September 30, 2026, from $107.7 million at December 31, 2025.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments, and to take advantage of investment opportunities. During the nine months ended September 30, 2026, we used our sources of funds to support loan growth, investment activities and other liquidity needs. At September 30, 2026, we had outstanding loan commitments totaling $4.77 billion, relating to undisbursed loans in process and unused credit lines. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice is to supplement deposits through short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings. We maintain credit facilities with the FHLB, which provide for advances secured by eligible collateral and subject to applicable borrowing capacity limitations, including required ownership of FHLB stock. At September 30, 2026, based on pledged collateral, the Bank had approximately $3.82 billion of available borrowing capacity under these facilities, and no outstanding FHLB advances. The Bank is also approved for participation in the FRBSF Borrower-in-Custody program. As of September 30, 2026, the Bank had approximately $1.56 billion of available borrowing capacity under this program, subject to eligible collateral requirements, including the type and risk rating of pledged loans. No borrowings were outstanding under this facility at September 30, 2026, or December 31, 2025. In addition, the Bank maintains uncommitted federal funds lines of credit with other financial institutions totaling $125.0 million, subject to availability of federal funds balances and continued counterparty eligibility. These lines are intended to support short-term liquidity needs and may restrict consecutive-day usage. No amounts were outstanding under these arrangements at September 30, 2026, or December 31, 2025. Management believes the Bank maintains adequate liquidity resources and borrowing capacity to meet its current and foreseeable funding requirements.

Banner is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity, and pay its own operating expenses and cash dividends. At September 30, 2026, Banner (on an unconsolidated basis) had liquid assets of $90.5 million.

Banner’s primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.52 per share. Our quarterly common stock dividend enables us to balance our multiple objectives of managing and investing in the Bank and returning a substantial portion of our cash to our shareholders. Assuming continued dividend payments going forward at the current rate of $0.52 per share, our average total dividends paid each quarter would be approximately $18.9 million based on the number of outstanding shares at September 30, 2026.

As noted below, Banner Corporation and its subsidiary bank continued to maintain capital levels in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the nine months ended September 30, 2026, total shareholders’ equity increased $187.6 million, to $2.13 billion or 11.80% of total assets.  At September 30, 2026, tangible common shareholders’ equity, which excludes goodwill and other intangible assets, was $1.67 billion, or 9.48% of tangible assets.  Tangible common shareholders’ equity represents a non-GAAP financial measure. See “Reconciliation of Non-GAAP Financial Measure” above.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner and the Bank to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Bank to maintain minimum capital ratios of total capital, tier 1 capital, and common equity tier 1 capital to risk-weighted assets as well as tier 1 leverage capital to average assets.  In addition to the minimum capital ratios, the Bank must maintain a capital conservation buffer consisting of additional common equity tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At September 30, 2026, Banner and the Bank each exceeded all regulatory capital requirements to be “well capitalized.”

The actual regulatory capital ratios calculated for Banner Corporation and Banner Bank as of September 30, 2026, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as “Adequately Capitalized”		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Amount
Banner Corporation—consolidated
Total capital to risk-weighted assets	$2,229,892	14.37%	$1,241,499	8.00%	$1,551,873	10.00%
Tier 1 capital to risk-weighted assets	1,950,818	12.57%	931,124	6.00%	931,124	6.00%
Tier 1 leverage capital to average assets	1,950,818	11.59%	673,198	4.00%	n/a	n/a
Common equity tier 1 capital	1,950,818	12.57%	698,343	4.50%	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	$2,130,886	13.74%	$1,241,112	8.00%	$1,551,390	10.00%
Tier 1 capital to risk-weighted assets	1,951,312	12.58%	930,834	6.00%	1,241,112	8.00%
Tier 1 leverage capital to average assets	1,951,312	11.60%	672,922	4.00%	841,153	5.00%
Common equity tier 1 capital	1,951,312	12.58%	698,126	4.50%	1,008,404	6.50%

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

For the Company, the greatest source of interest rate risk results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch, or gap, is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to clients than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of September 30, 2026, our loans with interest rate floors totaled $6.57 billion and had a weighted average floor rate of 4.92%, compared to a current average note rate of 6.42%.  Our loans with interest rates at their floors at September 30, 2026, totaled $1.10 billion and had a weighted average note rate of 5.05%. The Company actively manages its exposure to interest rate risk through on-going adjustments to the mix of interest-earning assets and funding sources that affect the repricing speeds of loans, investments, interest-bearing deposits and borrowings.

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

The following tables set forth, as of September 30, 2026, the estimated changes in our net interest income over one-year and two-year time horizons for our rate ramp and rate shock interest rate sensitivity scenarios, and the estimated changes in economic value of equity for our rate shock interest rate sensitivity scenario based on the indicated interest rate environments (dollars in thousands):

Interest Rate Risk Indicators - Rate Ramp

	September 30, 2026
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months
+300	$1,728	0.2%	$20,757	1.4%
+200	5,303	0.7	32,215	2.2
+100	5,011	0.7	25,737	1.7
0	—	—	—	—
-100	(6,976)	(1.0)	(33,656)	(2.3)
-200	(13,593)	(1.9)	(68,131)	(4.6)
-300	(18,633)	(2.6)	(96,914)	(6.6)
(1)Assumes a gradual change in market interest rates at all maturities during the first year; however, no rates are allowed to go below zero.

Interest Rate Risk Indicators - Rate Shock

	September 30, 2026
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+300	$5,455	0.8%	$49,183	3.3%	$(495,288)	(12.8)%
+200	15,954	2.2	59,968	4.1	(274,932)	(7.1)
+100	14,282	2.0	43,991	3.0	(103,872)	(2.7)
0	—	—	—	—	—	—
-100	(18,134)	(2.5)	(54,982)	(3.7)	16,291	0.4
-200	(34,106)	(4.7)	(111,008)	(7.5)	(45,750)	(1.2)
-300	(46,542)	(6.5)	(159,845)	(10.8)	(182,111)	(4.7)
(1)Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.

At September 30, 2026, the Company’s interest rate risk profile reflected a moderately asset-sensitive position in the near term, with net interest income projected to increase under rising rate scenarios and decrease under falling rate scenarios. In contrast, the estimated long-term economic value of the balance sheet was more sensitive to interest rate changes, declining under rising rate scenarios and changing less under falling rate scenarios. Overall, the results indicate that near-term earnings are expected to benefit from higher interest rates, while the long-term economic value of equity is more sensitive to market rate movements.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 2026 (dollars in thousands), based on the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At September 30, 2026, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $3.51 billion, representing a one-year cumulative gap to total assets ratio of 19.42%.  Both the interest rate risk indicators and interest sensitivity gaps as of September 30, 2026, were within our internal policy guidelines, and Management believes the current level of interest rate risk to be reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$1,342,584	$62,302	$108,371	$21,394	$290	$—	$1,534,941
Fixed-rate mortgage loans	298,881	204,814	793,831	645,386	685,602	430,356	3,058,870
Adjustable-rate mortgage loans	1,551,858	471,655	1,549,890	1,473,438	432,447	13,547	5,492,835
Fixed-rate mortgage-backed securities	77,100	85,850	341,556	402,100	721,988	697,000	2,325,594
Adjustable-rate mortgage-backed securities	211,950	10,326	52,406	80,424	36,568	—	391,674
Fixed-rate commercial/agricultural loans	125,570	76,859	251,532	123,256	149,198	7,094	733,509
Adjustable-rate commercial/agricultural loans	1,048,245	28,336	96,592	51,776	1,256	—	1,226,205
Consumer and other loans	677,317	70,975	77,953	15,902	15,046	90,126	947,319
Investment securities and interest-earning deposits	372,928	10,885	8,030	104,632	77,865	522,101	1,096,441
Total rate sensitive assets	5,706,433	1,022,002	3,280,161	2,918,308	2,120,260	1,760,224	16,807,388
Interest-bearing liabilities: (2)
Regular savings	495,029	189,293	652,736	515,627	877,938	1,368,630	4,099,253
Interest checking accounts	311,981	102,157	369,556	314,569	599,340	1,390,483	3,088,086
Money market deposit accounts	214,179	120,893	383,911	263,673	355,695	282,230	1,620,581
Certificates of deposit	1,070,721	504,165	35,603	4,568	388	155	1,615,600
FHLB advances	—	—	—	—	—	—	—
Junior subordinated debentures	102,581	—	—	—	—	—	102,581
Retail repurchase agreements	105,248	—	—	—	—	—	105,248
Total rate sensitive liabilities	2,299,739	916,508	1,441,806	1,098,437	1,833,361	3,041,498	10,631,349
Excess of interest-sensitive assets over interest-sensitive liabilities	$3,406,694	$105,494	$1,838,355	$1,819,871	$286,899	$(1,281,274)	$6,176,039
Cumulative excess of interest-sensitive assets	$3,406,694	$3,512,188	$5,350,543	$7,170,414	$7,457,313	$6,176,039	$6,176,039
Cumulative ratio of interest-earning assets to interest-bearing liabilities	248.13%	209.20%	214.87%	224.56%	198.25%	158.09%	158.09%
Interest sensitivity gap to total assets	18.84	0.58	10.17	10.06	1.59	(7.09)	34.15
Ratio of cumulative gap to total assets	18.84	19.42	29.59	39.65	41.24	34.15	34.15

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
(2)Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience Management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been a negative $3.9 billion, or negative 21.36% of total assets, at September 30, 2026.

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

(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to Management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls Over Financial Reporting:  In the quarter ended September 30, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

In the normal course of business, we have various legal proceedings and other contingent matters pending. These proceedings and the associated legal claims are often contested, and the outcome of individual matters is not always predictable. Furthermore, in some matters, it may be difficult to assess potential exposure, particularly for matters that are in relatively early stages. These claims and counterclaims typically arise during the course of collection efforts on problem loans or with respect to actions to enforce liens on properties in which we hold a security interest. We also are subject to claims related to other matters, including employment matters such as claims by our employees of discrimination, harassment, violations of wage and hour requirements, or violations of other federal, state, or local laws and claims of misconduct or negligence on the part of our employees. Some or all of these claims may lead to litigation, including class action litigation, and these matters may cause us to incur negative publicity with respect to alleged claims. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operations for any period. The ultimate outcome of these legal proceedings could be more or less than what we have accrued. Based upon the information known to Management, we are not a party to any pending legal proceedings that we believe would reasonably be expected to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A – Risk Factors
There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of our 2025 Form 10-K, other than as set forth below.

On September 1, 2026, Banner completed its acquisition of Pacific Financial Corporation, the holding company of Bank of the Pacific. The anticipated benefits of the acquisition may not be realized to the extent or within the timeframe expected, and the integration of Pacific Financial's business, including the conversion of Bank of the Pacific’s operating systems scheduled for November 2026, may be more difficult, costly or time-consuming than anticipated, and could result in the loss of customers, deposits or key employees. Failure to successfully integrate the acquired business could adversely affect Banner's business, financial condition and results of operations.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2026:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
July 1, 2026 - July 31, 2026	—	$—	—	979,224
August 1, 2026 - August 31, 2026	798	$69.87	—	1,700,000
September 1, 2026 - September 30, 2026	200,000	$71.06	200,000	1,500,000
Total for quarter	200,798	$71.06	200,000

(1)    Includes 798 shares surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants during the quarter ended September 30, 2026.

On July 24, 2025, the Company announced that its Board of Directors had approved a share repurchase program authorizing the repurchase of up to 1,729,199 shares of the Company’s common stock, representing approximately 5% of the Company’s then-outstanding shares, over the subsequent 12 months. The Company repurchased 749,975 shares under this program. This repurchase authorization expired on July 24, 2026, with 979,224 shares remaining unpurchased.

On August 3, 2026, the Company announced that its Board of Directors had approved a new share repurchase program authorizing the repurchase of up to 1,700,000 shares of the Company’s common stock, representing approximately 5% of the Company’s then-outstanding shares, over the subsequent 12 months, expiring on August 3, 2027. Repurchases under the new program may be made from time to time in open market transactions. The timing and amount of any repurchases will depend on market conditions, regulatory requirements, and other corporate considerations.

ITEM 3 – Defaults upon Senior Securities

Not Applicable.

ITEM 4 – Mine Safety Disclosures

Not Applicable.

ITEM 5 – Other Information

(a) None

(b) None

(c) During the quarter ended September 30, 2026, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company.

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

10{p}*	2025 Employee Stock Purchase Plan [incorporated by reference to Exhibit 10.1 included in the Registration Statement on Form S-8 dated November 5, 2025 (File No. 333-274273)].

Exhibit	Index of Exhibits
31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included in Exhibit 101).
* Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

November 3, 2026	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

November 3, 2026	/s/ Robert G. Butterfield
Robert G. Butterfield
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)